Form 10-Q
period 2004-03-31
TELEWEST GLOBAL INC
filed 2004-06-14
CIK 1270400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-110815

TELEWEST GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3778247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Great Portland Street, London, W1W 5QA United Kingdom

(Address of principal executive offices)

(Zip Code)

+44 (20) 7299 5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of June 9, 2004 was 1.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Telewest Global, Inc.

Index

PART I – FINANCIAL INFORMATION

Item – 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3

	Consolidated Statement of Operations for the Three Months Ended March 31, 2004	4

	Consolidated Statements of Changes in Shareholder’s Equity/(Deficit) and Comprehensive Income for the Three Months Ended March 31, 2004 and for the period November 12, 2003 to December 31, 2003	5

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2004	6

	Notes to Consolidated Financial Statements	7

Item – 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item – 3	Quantitative and Qualitative Disclosures About Market Risk	10

Item – 4	Controls and Procedures	10

PART II - OTHER INFORMATION

Item – 1	Legal Proceedings	11

Item – 2	Changes in Securities, Use of Proceeds	11

Item – 3	Defaults Upon Senior Securities	11

Item – 4	Submission of Matters to a Vote of Security Holders	11

Item – 5	Other Information	11

Item – 6	Exhibits and reports on Form 8-K	11

Signature		13

PART I – FINANCIAL INFORMATION

Item – 1 Financial Statements

Telewest Global, Inc.

Consolidated Balance Sheets

(in dollars except, share data)

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets
Current assets:
Other receivables	$10	$10

Total assets	$10	$10

Liabilities and shareholder’s deficit
Other liabilities	$445,732	$337,655

Total liabilities	445,732	337,655

Shareholder’s deficit
Preferred stock - $0.01 par value; authorized 5,000,000 shares, issued none (2004 and 2003)	—	—
Common stock - $0.01 par value; authorized 1,000,000,000 shares, issued 1 (2004 and 2003)	—	—
Additional paid-in capital	10	10
Accumulated deficit	(445,732)	(337,655)

Total shareholder’s deficit	(445,722)	(337,645)

Total liabilities and shareholder’s deficit	$10	$10

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Consolidated Statement of Operations

(in dollars)

Three months ended March 31, 2004 (Unaudited)
Revenue	$—
Operating costs and expenses	(108,077)

Operating loss	(108,077)
Other expenses	—

Loss before income taxes	(108,077)
Income taxes	—

Net loss	$(108,077)

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Consolidated Statements of Shareholder’s Equity/(Deficit) and Comprehensive Income

(in dollars except, share data)

For the three months ended March 31, 2004 and for the period November 12, 2003 to December 31, 2003

	Common stock	Additional paid-in capital	Other comprehensive income	Accumulated Deficit	Total
Common stock issued ($0.01 par value)	$—	$10	$—	$—	$10
Net loss	—	—	—	(337,655)	(337,655)

Balance at December 31, 2003 (Audited)	—	10	—	(337,655)	(337,645)
Net loss	—	—	—	(108,077)	(108,077)

Balance at March 31, 2004 (Unaudited)	$—	$10	$—	$(445,732)	$(445,722)

There was no other comprehensive income in the three months ended March 31, 2004 and for the period November 12, 2003 to December 31, 2003.

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Consolidated Statement of Cash Flows

(in dollars)

For the three months ended March 31, 2004

There were no cash flows in the three months ended March 31, 2004, and consequently no statement of cash flows has been presented.

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Notes to Consolidated Financial Statements (unaudited)

1 ORGANIZATION AND HISTORY

Telewest Global, Inc. (“the Company”) was incorporated in the US state of Delaware on November 12, 2003, as a wholly owned subsidiary of Telewest Communications plc (“Telewest”). As a result of the planned financial restructuring of Telewest and its subsidiaries, the Company is expected to become the ultimate holding company for the operating companies that currently carry on the business of the Telewest group. The Company acquired the entire issued share capital of Telewest UK Limited, a subsidiary newly formed under the laws of England and Wales, on November 26, 2003. Neither the Company nor Telewest UK Limited has any operating history.

2 BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 will not be indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in US dollars, which represents the appropriate reporting currency of the Telewest Global, Inc. group for the period covered by this Quarterly Report. Telewest Global, Inc. was incorporated with the expectation that it will acquire substantially all of the assets of Telewest upon completion of the planned financial restructuring of Telewest. Telewest’s business operates solely in the United Kingdom and consequently, upon completion of its financial restructuring, substantially all the Company’s revenues and expenses will be derived from the United Kingdom. Upon successful completion of the Financial Restructuring, the Telewest Global, Inc. group will adopt pounds sterling as its reporting currency for all subsequent filings.

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated upon consolidation. All acquisitions have been accounted for under the purchase method of accounting.

4 BUSINESS COMBINATIONS

The Company acquired the entire issued share capital of Telewest UK Limited on November 26, 2003, for a consideration of $2. The acquisition has been accounted for using the purchase method of accounting. No goodwill arose on the acquisition.

Telewest Global, Inc.

Notes to Consolidated Financial Statements (unaudited)

5 OTHER LIABILITIES

	March 31, 2004	December 31, 2003
Professional service fees	$247,871	$236,927
Directors fees and expenses payable	175,233	78,100
Franchise tax liability	22,628	22,628

	$445,732	$337,655

6 SHAREHOLDER’S EQUITY

On November 26, 2003, the Company issued one share of common stock – par value $0.01 to Telewest Communications plc for consideration of $10.

7 RELATED PARTY TRANSACTIONS

In the normal course of business, the Company has entered into a number of arrangements with its parent, Telewest. These arrangements include the directors and officers liability insurance policy applicable to Telewest being extended to cover the directors and officers of the Company, and also shared service arrangements in respect of certain employees and facilities of Telewest. No costs in respect of these arrangements have been borne during the three months ended March 31, 2004 by the Company.

Telewest Global, Inc.

Item – 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Telewest Global, Inc. (“the Company”), was incorporated in the US state of Delaware on November 12, 2003 as a wholly owned subsidiary of Telewest Communications plc (“Telewest”). As a result of a financial restructuring (“Financial Restructuring”) of Telewest, the Company will become the holding company for the operating companies that currently carry on the business of Telewest. The Company acquired the entire issued share capital of Telewest UK Limited (“Telewest UK”), a subsidiary newly formed under the laws of England and Wales, on November 26, 2003. Neither the Company nor Telewest UK has any operating history. Following completion of the Financial Restructuring it is expected that the Company will adopt reportable business segments consistent with the segments currently reported by Telewest.

Results of Operations

Three months ended March 31, 2004

Revenue

Because the Company has no operating history, it has not generated any revenue subsequent to its formation on November 12, 2003. The Company was not incorporated during the three-months ended March 31, 2003.

Operating costs and expenses

For the three months ended March 31, 2004, operating costs and expenses were $108,077. These costs and expenses have been incurred in respect of the appointment of the Company’s board of directors and related remuneration and expenses.

Liquidity and Capital Resources

Telewest currently provides financial support to Telewest Global, Inc. and Telewest UK ensuring that liabilities can be met as they fall due. Such financial support will continue until the successful completion of the planned Financial Restructuring, which will provide for the transfer of substantially all of the assets of Telewest to the Company. This financial support is to be provided by means of a capital contribution prior to the completion of the planned Financial Restructuring.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to our consolidated financial statements as disclosed in Part 1 – Financial Information, Item – 1 Financial Statements, of this Quarterly Report.

Telewest Global, Inc.

Item – 3 Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to instruction H of Form 10-Q.

Item – 4 Controls and Procedures

Our Acting Chief Executive Officer and Chief Financial Officer have, with the participation of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Telewest Global, Inc.

PART II - OTHER INFORMATION

Item - 1 Legal Proceedings

Not applicable.

Item - 2 Changes in Securities, Use of Proceeds

Omitted pursuant to instruction H of Form 10-Q.

Item - 3 Defaults Upon Senior Securities

Omitted pursuant to instruction H of Form 10-Q.

Item - 4 Submission of Matters to a Vote of Security Holders

Omitted pursuant to instruction H of Form 10-Q.

Item - 5 Other Information

Not applicable.

Item - 6 Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 28, 2004 (Registration No. 333-110815).)

3.2	Restated By-Laws of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 28, 2004 (Registration No. 333-110815).)

10.1	Commitment Letter, dated March 17, 2004, from CIBC World Markets plc to Telewest Communications Networks Limited, Telewest Communications plc, Telewest Global, Inc. and Telewest UK Limited relating to a proposed supplemental deed.

10.2	Escrow Agent Agreement, dated April 28, 2004, among Telewest Communications plc, Telewest Finance (Jersey) Limited, The Bank of New York, Innisfree Incorporated and Telewest Global, Inc.

10.3	Letter Agreement, dated February 18, 2004, between Barry Elson and Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 28, 2004 (Registration No. 333-110815).)

31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No filings on Form 8-K were made during the three months ended March 31, 2004.

Telewest Global, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telewest Global, Inc.
(registrant)

Date: June 9, 2004		/s/ Neil Smith
	Name:	Neil Smith
Chief Financial Officer