Form 10-Q
period 2004-06-30
TELEWEST GLOBAL INC
filed 2004-07-29
CIK 1270400

===============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                                 (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM   TO

COMMISSION FILE NUMBER 001-32256

                           TELEWEST GLOBAL, INC.
           (Exact name of registrant as specified in its charter)

           DELAWARE                                    59-3778247
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

         160 GREAT PORTLAND STREET, LONDON, W1W 5QA UNITED KINGDOM
                  (Address of principal executive offices)

                                 (Zip Code)

                             +44 (20) 7299 5000
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days          Yes [ X ]    [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).            [  ]  Yes  [ X ] No

The number of shares outstanding of the registrant's common stock as of July 28, 2004 was 245,000,001.


===============================================================================

                           TELEWEST GLOBAL, INC.

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM - 1  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

     Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2004

     Consolidated Statements of Changes in Shareholder's Equity/(Deficit) and Comprehensive Income for the Six Months Ended June 30, 2004

     Consolidated Statements of Cash Flows for the Three Months and Six Months Ended June 30, 2004

     Notes to Consolidated Financial Statements

ITEM - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

ITEM - 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM - 4 CONTROLS AND PROCEDURES


                        PART II - OTHER INFORMATION

ITEM - 1 LEGAL PROCEEDINGS

ITEM - 2 CHANGES IN SECURITIES, USE OF PROCEEDS

ITEM - 3 DEFAULTS UPON SENIOR SECURITIES

ITEM - 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM - 5 OTHER INFORMATION

ITEM - 6 EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                       PART I - FINANCIAL INFORMATION

ITEM - 1 FINANCIAL STATEMENTS

                           TELEWEST GLOBAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                      (IN DOLLARS EXCEPT, SHARE DATA)
                                (UNAUDITED)
                                                    JUNE 30,    DECEMBER 31,
                                                        2004            2003
                                                ------------    ------------
ASSETS
Current assets:
Other receivables                               $          -    $         10
                                                ------------    ------------
TOTAL ASSETS                                    $          -    $         10
                                                ============    ============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Other liabilities                               $    278,708    $    337,655
                                                ------------    ------------
TOTAL LIABILITIES                                    278,708         337,655
                                                ------------    ------------

SHAREHOLDER'S DEFICIT
Preferred stock - $0.01 par value;
   authorized  5,000,000 shares,
   issued none (2004 and 2003)                             -               -
Common stock - $0.01 par value;
   authorized  1,000,000,000
   shares, issued 1 (2004 and 2003)                        -               -
Additional paid-in capital                           349,792              10
Accumulated deficit                                 (628,500)       (337,655)
                                                ------------    ------------
TOTAL SHAREHOLDER'S DEFICIT                         (278,708)       (337,645)
                                                ------------    ------------

                                                ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT     $          -    $         10
                                                ============    ============




See accompanying notes to the consolidated financial statements

                           TELEWEST GLOBAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN DOLLARS)
                                (UNAUDITED)

                                            THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                                    2004                2004
                                       -------------------------------------
REVENUE                                $             -       $            -
Operating costs and expenses                 (182,768)             (290,845)
                                       -------------------------------------
OPERATING LOSS                               (182,768)             (290,845)
Other expenses                                       -                    -
                                       -------------------------------------
LOSS BEFORE INCOME TAXES                     (182,768)             (290,845)
Income taxes                                         -                    -
                                       -------------------------------------
NET LOSS                               $     (182,768)       $     (290,845)
                                       =====================================



See accompanying notes to the consolidated financial statements

                                                   TELEWEST GLOBAL, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME
                                              (IN DOLLARS EXCEPT, SHARE DATA)
                                                        (UNAUDITED)



                                     COMMON         ADDITIONAL          COMPREHENSIVE         ACCUMULATED            TOTAL
                                      STOCK            PAID-IN                 INCOME             DEFICIT
                                                       CAPITAL
                            ----------------------------------------------------------------------------------------------
Balance at
  December 31, 2003            $          -     $           10     $                -       $    (337,655)    $   (337,645)
Capital contribution                      -            349,782                      -                   -          349,782
Net loss                                  -                 -                       -            (290,845)        (290,845)
                            ----------------------------------------------------------------------------------------------
Balance at June
  30, 2004                     $          -     $      349,792     $                -       $    (628,500)    $   (278,708)
                            ----------------------------------------------------------------------------------------------


There was no other comprehensive income in the six months ended June 30, 2004.


See accompanying notes to the consolidated financial statements

                                                         TELEWEST GLOBAL, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (IN DOLLARS)
                                                              (UNAUDITED)


                                                                                  THREE MONTHS ENDED               SIX MONTHS
                                                                                       JUNE 30, 2004           ENDED JUNE 30,
                                                                                                                         2004


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $          (182,768)     $          (290,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in other receivables                                                                     10                       10
Decrease in other liabilities                                                               (167,024)                 (58,947)
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (349,782)                (349,782)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution                                                           349,782                  349,782
------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                        349,782                  349,782
------------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                               -                        -
Cash and cash equivalents at beginning of period                                                   -                        -
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $                 -      $                 -
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements

                           TELEWEST GLOBAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        QUARTER ENDED JUNE 30, 2004

1    Organization and History

Telewest Global, Inc. ("the Company") was incorporated in the US state of Delaware on November 12, 2003, as a wholly owned subsidiary of Telewest Communications plc ("Telewest Communications"). The Company acquired the entire issued share capital of Telewest UK Limited ("Telewest UK"), a subsidiary newly formed under the laws of England and Wales, on November 26, 2003.

On July 13, 2004, the Company entered into a transfer agreement with Telewest Communications and Telewest UK to acquire substantially all of the assets of Telewest Communications. The financial restructuring of Telewest Communications was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of Telewest Communications. See note 8 - Recent Developments, for a further discussion in respect of the completion of financial restructuring.

2    Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 will not be indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited consolidated financial statements have been prepared in US dollars, which represents the appropriate reporting currency of the Telewest Global, Inc. group for the period covered by this quarterly report. Telewest Global, Inc. was incorporated with the expectation of acquiring substantially all of the assets of Telewest Communications upon completion of its financial restructuring. The financial restructuring was completed on July 15, 2004, following the acquisition of substantially all of Telewest Communications' assets on July 14, 2004. The businesses acquired from Telewest Communications operate solely in the United Kingdom and therefore substantially all the Company's revenues and expenses are now derived from the United Kingdom. The Company will therefore adopt pounds sterling as its reporting currency for all subsequent filings.

3    Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiary, Telewest UK. All significant inter-company accounts and transactions have been eliminated upon consolidation. All acquisitions have been accounted for under the purchase method of accounting.

4    Business Combination

The Company acquired the entire issued share capital of Telewest UK on November 26, 2003, for a consideration of $2.

5    Other Liabilities

                                           JUNE 30, 2004      DECEMBER 31, 2003
Professional service fees              $               -     $          236,927
Directors fees and expenses payable              269,667                 78,100
Franchise tax liability                            9,041                 22,628
                                       ------------------    -------------------
                                       $         278,708     $          337,655
                                       ==================    ===================

6    Shareholder's Equity

On November 26, 2003, the Company issued one share of common stock - par value $0.01 to Telewest Communications for a consideration of $10.

On June 23, 2004, the Company entered into a capital contribution agreement with Telewest Communications, providing funding to allow the Company to meet its obligations. The agreement provided financial support up to July 14, 2004, the date of the transfer of substantially all of Telewest Communications' assets. During the three months ended June 30, 2004, a total capital contribution of $349,782 was made by Telewest Communications to the equity of the Company. No shares were issued in connection with the capital contribution.

As a result of Telewest Communications' financial restructuring being declared effective on July 15, 2004, the Company issued 245,000,000 shares of common stock. These shares were issued to an escrow agent for subsequent distribution to Telewest Communications' shareholders and creditors as determined by its scheme of arrangement. See note 8 - Recent Developments, for a further discussion in respect of the completion of financial restructuring.

7    Related Party Transactions

In the normal course of business, the Company has entered into a number of arrangements with Telewest Communications. These arrangements include the directors and officers liability insurance policy applicable to Telewest Communications being extended to cover the directors and officers of the Company, and also shared service arrangements in respect of certain employees and facilities of Telewest Communications. No costs in respect of these arrangements have been borne by the Company during the three months and six months ended June 30, 2004.

8    Recent Developments

On July 13, 2004, the Company, Telewest Communications and Telewest UK entered into a transfer agreement (the "Transfer Agreement"). The Transfer Agreement provides for the transfer of substantially all of the assets of Telewest Communications (including the shares in Telewest Communications Networks Limited and its other operating companies, but excluding the shares in Telewest Finance (Jersey) Limited and one share of the Company's common stock) to Telewest UK. The asset transfer contemplated by the Transfer Agreement was completed on July 14, 2004.

On July 15, 2004, Telewest Communications' financial restructuring became effective. As a result, all outstanding notes and debentures of Telewest Communications and its Jersey-based finance subsidiary have been cancelled. A total of 241,325,000 shares, or 98.5%, of the Company's common stock were distributed by an escrow agent to the holders of Telewest Communications and its Jersey-based finance subsidiary's notes and debentures and certain other scheme creditors. The remaining 3,675,000 shares, or 1.5%, of the Company's common stock were distributed to Telewest Communications' existing shareholders. As part of the financial restructuring, on July 15, 2004, the Company also successfully completed the amendment of the senior secured credit facility held by one of the operating subsidiaries of Telewest Communications, transferred to the Company on July 14, 2004. As a condition to completing the amendment to the senior secured credit facility, approximately (pound)160 million outstanding on the prior senior secured credit facility was repaid. The amended facility provides for fully committed facilities of (pound)2,030 million.

Trading in the Company's common stock on the Nasdaq National Market commenced on July 19, 2004 under the symbol "TLWT."

As a result of the completion of Telewest Communications' financial restructuring on July 15, 2004, the Company adopted "fresh start" accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" of "SOP 90-7," issued by the American Institute of Certified Public Accountants, with effect from July 1, 2004. Under SOP 90-7, the Company has established a new accounting basis, and recorded its existing assets and liabilities at their respective fair values. As a result of the application of "fresh start" accounting, the Company's balance sheet and results of operations for the three months ending September 30, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheet and results of operations reflected in Telewest Communications' historical financial statements for periods prior to July 1, 2004. In addition, the final results of operations of Telewest Communications will probably include a gain on the extinguishment of Telewest Communications' outstanding notes and debentures. This may make it more difficult to compare the Company's performance with the historical performance of Telewest Communications.

Some of the statements in this quarterly report constitute "forward-looking statements" which the Company believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the future financial performance of the Company, including, but not limited to, expected capital expenditures, future cash sources and requirements and liquidity that involve known and unknown risks, uncertainties and other factors that may cause the Company's and the Company's businesses actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue" or the negative of those terms or other comparable terminology.

There are a number of important factors that could cause our actual results and future development to differ materially from those expressed or implied by those forward-looking statements, including, but not limited to:

     o our ability to refinance our amended senior credit facility at its final term;

     o our ability to fund our operations through operating cash flow, in particular given our obligations to service our substantial indebtedness;

     o our ability to comply with financial and performance covenants in our amended senior secured facility, as non-compliance may lead to additional restrictions on us or accelerated repayment obligations;

     o changes that may be made to our business, operations and current long-range plan by our new board of directors;

     o the extent to which we are able to compete with other providers of broadband internet services, including British
          Telecommunications plc;

     o the extent to which consumers regard cable telephony as an attractive alternative to telephony services provided by, for example British Telecommunications plc, or the emergence of voice-over-internet protocol as a viable alternative to cable telephony;

     o the extent to which we are able to successfully compete with mobile network operators;

     o the extent to which we are able to retain our current customers and attract new customers;

     o the extent to which we are able to migrate customers to additional products or services or to high-margin products or services;

     o the extent to which regulatory and competitive pressures in the UK telephony market continue to reduce prices;

     o the extent to which UK and EU merger control laws restrict our ability to expand through mergers or acquisitions;

     o our ability to develop and introduce attractive interactive and high-speed data services in a rapidly changing and highly competitive technological and business environment;

     o our ability to penetrate markets and respond to changes or increases in competition;

     o our ability to compete against digital television service providers, including British Sky Broadcasting Group plc and Freeview, by increasing our digital customer base;

     o    our ability to compete with other internet services providers;

     o our ability to achieve, or realize benefits from, any further consolidation in the UK cable industry

     o our ability to have an impact on, or respond to, new or changed government regulations;

     o our ability to improve operating efficiencies, including through cost reductions;

     o our ability to maintain and upgrade our network in a cost-efficient and timely manner;

     o adverse changes in the price or availability of telephony interconnection or cable television programming;

     o our ability to compete effectively in the advertising-sales, program distribution and programming supply markets; and

     o    disruption in our supply of programming, services and equipment.

Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" in the Registration Statement on Form S-1 (No. 333-115508) filed by the Company. with, and declared effective by, the US Securities and Exchange Commission on July 16, 2004, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

These risk factors may not be exhaustive. Other sections of this quarterly report may describe additional factors that could adversely impact the Company's business and financial performance. The Company operates in a continually changing business environment, and new risk factors may emerge from time to time. Management cannot anticipate all of these new risk factors, nor can they definitively assess the impact, if any, of new risk factors on the Company or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward- looking statements should not be relied upon as a prediction of actual results.

ITEM - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Telewest Global, Inc. (the "Company") was incorporated in the US state of Delaware on November 12, 2003, as a wholly owned subsidiary of Telewest Communications plc ("Telewest Communications"). The Company acquired the entire issued share capital of Telewest UK Limited (Telewest UK), a subsidiary newly formed under the laws of England and Wales, on November 26, 2003.

On July 13, 2004, the Company entered into a transfer agreement with Telewest Communications and Telewest UK to acquire substantially all the assets of Telewest Communications. The financial restructuring of Telewest Communications was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of the Telewest group. For a further discussion of financial restructuring see note 8 to the Company's consolidated financial statements as disclosed in Item - 1 Financial Statements, of this quarterly report.

The presentation of the Company's financial results of operations for the three months ending September 30, 2004 and all subsequent reporting periods will differ from that of Telewest Communications due to the financial restructuring, and it may be difficult to compare the Company's future performance to the historical performance of Telewest Communications. In particular, as result of the completion of Telewest Communications' financial restructuring:

     o (pound)3,282 million of notes and debentures and (pound)479 million of unpaid accrued interest reflected on the Telewest Communications' balance sheet, were extinguished resulting in the transfer of post-restructuring liabilities of approximately (pound)2,800 million to the Company. In addition, as part of the financial restructuring, the senior secured credit facility entered into by Telewest Communications Networks Limited, now a wholly owned subsidiary of the Company, was amended. As part of the amendment process, approximately (pound)160 million outstanding under the prior facility was repaid. The final results of operations of Telewest Communications will probably include a gain on the extinguishment of its outstanding notes and debentures, and the Company's future indebtedness and related interest expense will be substantially reduced.

     o The Company adopted "fresh start" accounting in accordance with SOP 90-7, with effect from July 1, 2004. Under SOP 90-7, the Company has established a new accounting basis, and recorded its existing assets and liabilities at their respective fair values. As a result of the application of "fresh start" accounting, the Company's balance sheet and results of operations for the three months ending September 30, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheet and results of operations reflected in Telewest Communications' historical financial statements for periods prior to July 1, 2004.

     o The Company will adopt pounds sterling as its reporting currency and will, in contrast to Telewest Communications, only present its results in the future in accordance with US GAAP. See note 2 to the Company's consolidated financial statements as disclosed in Item - 1 Financial Statements, of this quarterly report.

The Company intends to adopt the same reportable business segments as Telewest Communications for all subsequent filings.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

Revenue

The Company did not operate during the period covered by this quarterly report, and has not generated any revenue subsequent to its formation on November 12, 2003, through June 30, 2004. The Company was not incorporated during the three months and six months ended June 30, 2003.

Following completion of Telewest Communications' financial restructuring, the Company now operates and generates revenues in the UK broadband communications and media sectors. For a further discussion of financial restructuring see note 8 to our consolidated financial statements as disclosed in Item - 1 Financial Statements, of this quarterly report.

Operating costs and expenses

For the three months and the six months ended June 30, 2004, operating costs and expenses were $182,768 and $290,845, respectively. These costs and expenses have been incurred in respect of the appointment of the Company's board of directors and related remuneration and expenses.

Following completion of Telewest Communications' financial restructuring, the Company now operates in the UK broadband communications and media sectors. As a result of the completion of financial restructuring, future operating costs and expenses will increase materially from those incurred during the period covered by this quarterly report. For a further discussion of financial restructuring see note 8 to our consolidated financial statements as disclosed in Item - 1 Financial Statements, of this quarterly report.


LIQUIDITY AND CAPITAL RESOURCES

During the period covered by this quarterly report, Telewest Communications provided financial support to the Company and Telewest UK ensuring that liabilities could be met as they fell due. Such financial support was provided by means of a capital contribution and continued to be so until July 14, 2004, the date which the assets of the Telewest business were transferred to the Company. For the three months and six months ended June 30, 2004, cash provided by financing activities of $349,782 was derived solely from capital contributions, which were applied to settle operating costs and expenses, resulting in cash used by operating activities of $349,782. There was no change in cash and cash equivalents for the three months and six months ended June 30, 2004.

Upon completion of the financial restructuring, a wholly owned indirect subsidiary of the Company entered into an amended senior secured credit facility with its senior lenders. The Company will need to service interest payments on the amended senior secured credit facility from cash flow from operations and existing cash and cash equivalents and will need to repay most of the approximately (pound)1.84 billion outstanding on the amended senior secured credit facility on or before December 31, 2005. Telewest Communications had (Pound)452 million of cash and cash equivalents at June 30, 2004, a substantial portion of which was acquired by the Company upon completion of financial restructuring. The Company does not expect to be able to generate sufficient cash flow to repay that debt on December 31, 2005 and will therefore need to refinance a substantial portion of the amended senior secured credit facility before that date.

The Company anticipates that its principal source of funds will be proceeds from the amended senior secured credit facility, additional vendor financing, if available, possible strategic sales of assets, existing cash and cash equivalents and cash provided by operating activities. Future actual funding requirements could exceed currently anticipated requirements. Differences may result from higher-than-anticipated costs, including higher interest costs on the amended senior secured credit facility as a result of higher interest rates generally, higher capital expenditure and/or lower than anticipated revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to our consolidated financial statements as disclosed in Item - 1 Financial Statements, of this quarterly report.


ITEM - 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the period covered by this quarterly report, the Company was not subject to market risk as a result of all funding being provided by Telewest Communications in the form of a capital contribution and the Company not trading.

INTEREST RATE RISK

As a result of the completion of Telewest Communications' financial restructuring and the transfer of substantially all of the assets and post restructuring liabilities, the Company has been subject to interest rate risk on its amended senior secured credit facility since July 15, 2004. The amended senior secured credit facility provides total committed borrowing facilities of (pound)2,030 million, of which (pound)1,840 million are currently drawn down by the Company and have been since July 15, 2004. The Company has sought to reduce its exposure to adverse interest rate fluctuations on borrowings under the amended senior secured credit facility, principally through interest rate swaps. The aggregate value of interest rate swaps is currently (pound)1,399 million, leaving an unhedged amount of (pound)441 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company was not subject to foreign currency exchange rate risk during the period covered by this quarterly report, as it did not trade. Subsequent to the financial restructuring, substantially all of the Company's revenues and operating costs and expenses will be incurred in pounds sterling; its reporting currency for all subsequent filings. As a result, the Company does not presently hold derivative financial instruments to hedge against the fluctuation in the pound sterling/US dollar exchange rate or the fluctuation of the pound sterling against any other currency.


ITEM - 4 CONTROLS AND PROCEDURES

Our Acting Chief Executive Officer and Chief Financial Officer have, with the participation of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

ITEM - 1  LEGAL PROCEEDINGS

Not applicable.

ITEM - 2  CHANGES IN SECURITIES, USE OF PROCEEDS

As part of Telewest Communications' financial restructuring, on July 19, 2004 an escrow agent completed the distribution of 241,325,000 shares of the Company's common stock to certain creditors of Telewest Communications in exchange for the cancellation of all of the outstanding notes and debentures of Telewest Communications and its subsidiary, Telewest Finance (Jersey) Limited, and 3,675,000 shares of the Company's common stock to Telewest Communications' shareholders. The creditors received shares of our common stock pursuant to an English-court sanctioned scheme of arrangement, which was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. The shareholders received shares of our common stock pursuant to an effective registration statement on Form S-4 (Registration No. 333-110815). No underwriters were involved in the issuance and sale of these securities.

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM - 5  OTHER INFORMATION

Not applicable.

ITEM - 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     10.1 Letter Agreement, dated June 9, 2004, between Eric J. Tveter and Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-1 as filed with the Securities Exchange Commission on July 16, 2004 (Registration No. 333-115508).)
     10.2 Escrow Agent Agreement among Telewest Communications plc, Telewest Finance (Jersey) Limited, The Bank of New York, Innisfree Incorporated and Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Quarterly Report for the period ended March 31, 2004 on Form 10-Q, as filed with the Securities and Exchange Commission on June 16, 2004).
     31.1 Certification of Acting Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Acting Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No filings on Form 8-K were made during the three months ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Telewest Global, Inc.
                                            -----------------------------------
                                                         (registrant)


Date: July 29, 2004
                                            -----------------------------------
                                            Name: Neil Smith
                                            Chief Financial Officer