Form 10-Q
period 2004-11-12
TELEWEST GLOBAL INC
filed 2004-11-12
CIK 1270400

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER    000-50886

                           TELEWEST GLOBAL, INC.
           (Exact name of registrant as specified in its charter)

                    DELAWARE                              59-3778247
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

         160 GREAT PORTLAND STREET, LONDON, W1W 5QA UNITED KINGDOM
                  (Address of principal executive offices)

                                 (Zip Code)

                             +44 (20) 7299 5000
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days               [X] Yes  [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                 [ ] Yes  [X] No

The number of shares outstanding of the registrant's common stock as of November 10, 2004 was 245,000,001.

==============================================================================

                           TELEWEST GLOBAL, INC.

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM - 1  FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of September 30, 2004 for the Reorganized Company and as of December 31, 2003 for the Predecessor Company

          Consolidated Statements of Operations for the three months ended September 30, 2004 for the Reorganized Company and the three months ended September 30, 2003 for the Predecessor Company

          Consolidated Statements of Operations for the nine months ended September 30, 2004 for the Reorganized Company and the six months ended June 30, 2004, the nine months ended September 30, 2003, and July 1, 2004 for the Predecessor Company

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 for the Reorganized Company and the six months ended June 30, 2004, the nine months ended September 30, 2003, and July 1, 2004 for the Predecessor Company

          Notes to Consolidated Financial Statements

ITEM - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM - 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM - 4  CONTROLS AND PROCEDURES

                        PART II - OTHER INFORMATION

ITEM - 1  LEGAL PROCEEDINGS

ITEM - 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM - 5  OTHER INFORMATION

ITEM - 6  EXHIBITS

SIGNATURES

                                          PART I - FINANCIAL INFORMATION

ITEM - 1 FINANCIAL STATEMENTS


                                            TELEWEST GLOBAL, INC.
                                         CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                                 (UNAUDITED)
                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                                 2004                    2003
                                                                        --------------        ----------------
                                                                          REORGANIZED             PREDECESSOR
                                                                              COMPANY                 COMPANY
                                                                        --------------        ----------------
ASSETS

Cash and cash equivalents                                                         266                     427
Restricted cash                                                                    33                      13
Trade receivables                                                                 114                     114
Other receivables                                                                  34                      39
Prepaid expenses                                                                   28                      16
                                                                        --------------        ----------------
Total current assets                                                              475                     609
Investments accounted for under the equity method                                 305                     362

Property and equipment                                                          3,002                   2,421
Intangible assets                                                                 323                       -
Goodwill                                                                            -                     447
Reorganization value in excess of amounts allocable to
  identifiable assets                                                             425                       -
Inventory                                                                          31                      27
Other assets                                                                        -                      23
                                                                        --------------        ----------------
TOTAL ASSETS                                                                    4,561                   3,889
                                                                        ==============        ================

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Accounts payable                                                                  130                      98
Other liabilities                                                                 444                     809
Debt repayable within one year                                                      1                   5,287
Capital lease obligations repayable within one year                                39                      89
                                                                        --------------        ----------------
Total current liabilities                                                         614                   6,283
Deferred taxes                                                                    105                     108
Debt repayable after more than one year                                         1,846                       6
Capital lease obligations repayable after more than one year                       74                      51
                                                                        --------------        ----------------
TOTAL LIABILITIES                                                               2,639                   6,448
                                                                        --------------        ----------------
                                                                        --------------        ----------------
MINORITY INTEREST                                                                 (1)                     (1)
                                                                        --------------        ----------------
SHAREHOLDERS' EQUITY/ (DEFICIT)

Ordinary shares - 10 pence par value; authorized 4,300
    million, issued 2,874 million (2003)                                            -                     287
Limited voting convertible ordinary shares - 10 pence par
    value; authorized 300 million, issued  82 million (2003)                        -                       8
Preferred stock - US$0.01 par value; authorized  5,000,000
      shares, issued none (2004 and 2003)                                           -                       -
Common stock - US$0.01 par value; authorized
      1,000,000,000 shares, issued 245,000,001 (2004) and 1
      (2003)                                                                        1                       -
Additional paid-in capital                                                      1,951                   4,223
Accumulated deficit                                                              (29)                 (7,076)
                                                                        --------------        ----------------
TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                            1,923                 (2,558)
                                                                        --------------        ----------------
                                                                        --------------        ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                            4,561                   3,889
                                                                        ==============        ================

See accompanying notes to the consolidated financial statements



                                         TELEWEST GLOBAL, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                              (UNAUDITED)
                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                      -----------------------------------
                                                                              2004                  2003
                                                                      -------------        --------------
                                                                       REORGANIZED           PREDECESSOR
                                                                           COMPANY               COMPANY
                                                                                              (RESTATED)
                                                                                            (SEE NOTE 2)
                                                                      -------------        --------------
REVENUE

   Consumer Sales Division                                                     238                   227
   Business Sales Division                                                      63                    71
                                                                      -------------        --------------
   Total Cable Segment                                                         301                   298
   Content Segment                                                              27                    27
                                                                      -------------        --------------
   Total revenue                                                               328                   325
                                                                      -------------        --------------
OPERATING COSTS AND EXPENSES
   Cable segment expenses                                                     (72)                  (78)
   Content segment expenses                                                   (17)                  (19)
   Depreciation                                                              (103)                  (96)
   Amortization                                                                (9)                     -
   Selling, general and administrative expenses                              (117)                 (127)
                                                                      -------------        --------------
                                                                             (318)                 (320)
                                                                      -------------        --------------
OPERATING INCOME                                                                10                     5
OTHER INCOME/(EXPENSE)
   Interest income                                                               6                     5
   Interest expense (including amortization of debt
    discount)                                                                 (49)                 (119)
   Foreign exchange gains, net                                                   -                    15
   Share of net income of affiliates                                             4                     2
   Other, net                                                                    -                     1
                                                                      -------------        --------------
LOSS BEFORE INCOME TAXES                                                      (29)                  (91)
   Income taxes                                                                  -                     2
                                                                      -------------        --------------
NET LOSS                                                                      (29)                  (89)
                                                                      =============        ==============

Basic and diluted loss per ordinary share of common stock            (pound)(0.12)
Weighted average number of ordinary shares of common
stock - (millions)                                                             245




See accompanying notes to the consolidated financial statements


                                           TELEWEST GLOBAL, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                                (UNAUDITED)
                                                      NINE MONTHS            SIX MONTHS         NINE MONTHS
                                                            ENDED                 ENDED               ENDED
                                                    SEPTEMBER 30,              JUNE 30,       SEPTEMBER 30,
                                                             2004                  2004                2003
                                                    --------------          ------------      --------------
                                                      REORGANIZED           PREDECESSOR         PREDECESSOR
                                                          COMPANY               COMPANY             COMPANY
                                                                                                 (RESTATED)
                                                                                               (SEE NOTE 2)
                                                    --------------          ------------      --------------
REVENUE

   Consumer Sales Division                                    238                   470                 677
   Business Sales Division                                     63                   130                 210
                                                    --------------          ------------      --------------
   Total Cable Segment                                        301                   600                 887
   Content Segment                                             27                    54                  80
                                                    --------------          ------------      --------------
   Total revenue                                              328                   654                 967
                                                    --------------          ------------      --------------
OPERATING COSTS AND EXPENSES
   Cable segment expenses                                    (72)                 (153)               (240)
   Content segment expenses                                  (17)                  (34)                (54)
   Depreciation                                             (103)                 (184)               (294)
   Amortization                                               (9)                     -                   -
   Selling, general and administrative expenses             (117)                 (244)               (369)
                                                    --------------          ------------      --------------
                                                            (318)                 (615)               (957)
                                                    --------------          ------------      --------------
OPERATING INCOME                                               10                    39                  10
OTHER INCOME/(EXPENSE)
   Interest income                                              6                    15                  17
   Interest expense (including amortization of
    debt discount)                                           (49)                 (230)               (366)
   Foreign exchange gains, net                                  -                    40                  84
   Share of net income of affiliates                            4                     8                   4
   Other, net                                                   -                   (1)                   -
                                                    --------------          ------------      --------------
LOSS BEFORE INCOME TAXES                                     (29)                 (129)               (251)
   Income taxes                                                 -                   (1)                   4
                                                    --------------          ------------      --------------
NET LOSS                                                     (29)                 (130)               (247)
                                                    ==============          ============      ==============

Basic and diluted loss per ordinary share of
  common stock                                      (pound)(0.12)
Weighted average number of ordinary shares of
  common stock - (millions)                                   245

                                                                                JULY 1,
                                                                                   2004
                                                                            ------------
                                                                            PREDECESSOR
                                                                                COMPANY
                                                                            ------------
Fresh-start adoption - investments in affiliates                                   (62)
Fresh-start adoption - property and equipment                                       711
Fresh-start adoption - intangible assets                                            332
Fresh-start adoption - goodwill                                                    (22)
Fresh-start adoption - inventory                                                    (4)
Fresh-start adoption - other assets                                                (31)
Fresh-start adoption - current liabilities                                         (15)
Fresh-start adoption - deferred taxes                                                 5
                                                                            ------------
                                                                                    914
Gain on discharge of debt and associated interest                                 1,821
Gain on extinguishment of derivative contracts                                        6
Financial restructuring charges                                                    (26)
                                                                            ------------
Net income                                                                        2,715
                                                                            ============

See accompanying notes to the consolidated financial statements


                                               TELEWEST GLOBAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (AMOUNTS IN (POUND)MILLIONS)
                                                    (UNAUDITED)
                                                     NINE MONTHS          SIX MONTHS       NINE MONTHS
                                                           ENDED               ENDED             ENDED
                                                   SEPTEMBER 30,            JUNE 30,      SEPTEMBER 30,         JULY 1,
                                                            2004                2004               2003            2004
                                                   --------------        ------------    ---------------    ------------
                                                     REORGANIZED         PREDECESSOR        PREDECESSOR     PREDECESSOR
                                                         COMPANY             COMPANY            COMPANY         COMPANY
                                                                                             (RESTATED)
                                                                                           (SEE NOTE 2)
                                                   --------------        ------------    ---------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    (29)               (130)              (247)               -
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation                                                 103                 184                294               -
Amortization                                                   9                   -                  -               -
Amortization of deferred financing costs and
  debt discount                                                -                  30                 85               -
Deferred taxes charge/(credit)                                 -                   1                (4)               -
Unrealized gains on foreign currency translation               -                (40)               (84)               -
Non-cash accrued stock-based compensation cost                 3                   -                  -               -
Share of net income of affiliates                            (4)                 (8)                (4)               -
Amounts written off investments                                -                   1                  -               -
Changes in operating assets and liabilities, net
  of effect of acquisition of subsidiaries:
  Change in receivables                                      (7)                   9                 24               -
  Change in prepaid expenses                                   5                (25)                (5)               -
  Change in other assets                                     (2)                 (3)               (10)               -
  Change in accounts payable                                  10                  27                  3               -
  Change in other liabilities                               (16)                 124                144               -
                                                   --------------        ------------    ---------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     72                 170                196               -
                                                   --------------        ------------    ---------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property and equipment                        (50)               (127)              (173)               -
Repayment/(payment) of loans made to affiliates,
 net                                                           6                 (4)                 16               -
Disposal of affiliate                                          -                   7                  7               -
Proceeds from disposal of assets                               -                   -                  1               -
Other investing activities                                     -                   -                (1)               -
                                                   --------------        ------------    ---------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                       (44)               (124)              (150)               -
                                                   --------------        ------------    ---------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Release/(placement) of restricted cash                        14                   2                (1)            (36)
Repayment of credit advance                                    -                   -                  -           (160)
Payment of bank facility amendment fee                         -                   -                  -            (22)
Capital element of capital lease repayments                 (10)                (23)               (41)               -
                                                   --------------        ------------    ---------------    ------------
NET CASH PROVIDED BY/(USED IN) FINANCING
 ACTIVITIES                                                    4                (21)               (42)           (218)
                                                   --------------        ------------    ---------------    ------------
Net increase/(decrease) in cash and cash
 equivalents                                                  32                  25                  4           (218)
Cash and cash equivalents at beginning of period               -                 427                390             452
Cash and cash equivalents transferred from
 Predecessor Company to Reorganized Company                  234                   -                  -           (234)
                                                   --------------        ------------    ---------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   266                 452                394               -
                                                   ==============        ============    ===============    ============

Supplementary cash flow information:
Cash paid for interest, net                                 (39)                (61)              (122)               -
Cash received for income taxes                                 -                   2                  -               -

See accompanying notes to the consolidated financial statements


                           TELEWEST GLOBAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      QUARTER ENDED SEPTEMBER 30, 2004

1    ORGANIZATION, HISTORY AND DESCRIPTION OF BUSINESS

Telewest Global, Inc. ("the Company" or "Reorganized Company") was incorporated in the US State of Delaware on November 12, 2003, as a wholly owned subsidiary of Telewest Communications plc. On November 26, 2003, the Company acquired the entire issued share capital of Telewest UK Limited ("Telewest UK"), a subsidiary newly formed under the laws of England and Wales.

On July 13, 2004, as part of the financial restructuring of Telewest Communications plc and its subsidiaries (collectively the "Predecessor Company"), the Company entered into a transfer agreement with the Predecessor Company and Telewest UK to acquire substantially all the assets of the Predecessor Company. The financial restructuring of the Predecessor Company was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of the Predecessor Company. See Note 4 - The Financial Restructuring for a further discussion in respect of the completion of the financial restructuring.

The Company and its subsidiary did not carry on any business and incurred only immaterial expenses prior to the completion of the Predecessor Company's financial restructuring. For that reason the Company's consolidated statements of operations for the nine months ended September 30, 2004 and the three months ended September 30, 2004 are in all material respects identical.

The Company and its subsidiaries (together "the Group") provide cable television, telephony and internet services to business and residential customers in the United Kingdom ("UK"), and broadcast media activities. The Group's Cable segment derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges; its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators; its internet revenues from installation fees and monthly subscriptions to its internet service provider.

The Group's Content segment is engaged in broadcast media activities, being the supply of entertainment content, interactive and transactional services to the UK pay-television broadcasting market.

2    BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Predecessor Company.

The financial restructuring was completed on July 15, 2004, following the acquisition of substantially all of the Predecessor Company's net assets on July 14, 2004. The businesses acquired from the Predecessor Company operate solely in the UK, and therefore, substantially all the Group's revenues and expenses are derived from the UK. Consequently, the accompanying unaudited consolidated financial statements have been prepared in pounds sterling, the reporting currency of the Group for the period covered by this Quarterly Report and for all subsequent filings.

RESTATEMENT BY PREDECESSOR COMPANY
Subsequent to the issue of the Predecessor Company's consolidated financial statements for the year ended December 31, 2002, the Predecessor Group determined the need to adjust the classification of debt previously reflected as non-current in the consolidated balance sheet at December 31, 2002 and wrote off deferred issue costs as at that date relating to the restated debt. Accordingly, the Predecessor Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2003 were also restated.

Previously reported interest expense for the three and nine months ended September 30, 2003 included charges of (pound)2 million and (pound)7 million, respectively, in respect of amortization of deferred issue costs. These charges were written back as all deferred issue costs on the restated debt had been written off with effect from December 31, 2002. Additionally, charges of (pound)6 million and (pound)14 million, respectively, were made in the three and nine months ended September 30, 2003, for further interest on bonds in default. Consequently, the net effect of these adjustments to "Interest expense" for the three and nine months ended September 30, 2003 was an increase of (pound)4 million and (pound)7 million, respectively.


--------------------------------------------------------------------------------------------------------------
                                                           RESTATEMENT IMPACT ON SEPTEMBER 30, 2003
                                                3 MONTHS ENDED SEPT. 30, 2003   9 MONTHS ENDED SEPT. 30, 2003
                                               -------------------------------  ------------------------------
                                                     AS REPORTED  AS RESTATED       AS REPORTED  AS RESTATED
                                                        (POUND)M     (POUND)M          (POUND)M     (POUND)M
--------------------------------------------------------------------------------------------------------------
Interest expense (including amortization of
 debt discount)                                           (115)        (119)             (359)        (366)
Net loss                                                   (85)         (89)             (240)        (247)
--------------------------------------------------------------------------------------------------------------


3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies represent the accounting policies of the Reorganized Company. For a more complete discussion of historical changes to the accounting policies of the Predecessor Company, refer to the financial statements included in the Predecessor Company's Form 20-F filing for the year ended December 31, 2003.

With the exception of adopting the provisions for accounting for stock options in SFAS 123, Accounting for Stock-Based Compensation, the accounting policies of the Group are the same as those of the Predecessor Company as at December 31, 2003.

USE OF ESTIMATES
The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for revenues and related allowances, allowance for doubtful accounts, accrued costs, depreciation and amortization of property, plant and equipment and intangible assets, income taxes, contingent liabilities and fresh-start accounting fair values. The Company evaluates and updates its assumptions and estimates on an ongoing basis and from time to time employs outside experts to assist in its evaluations.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and those of its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

The Predecessor Company has been consolidated in the financial statements of the Group as at and for the three months ended September 30, 2004, as a Variable Interest Entity (VIE), as defined by FASB Interpretation No.46(R) (FIN46). The Predecessor Company is due to be placed into voluntary liquidation and currently retains (pound)22 million of cash as at September 30, 2004, for settlement of financial restructuring claims and liquidation expenses. The Company's obligation in respect of costs associated with settling claims for financial restructuring and liquidation expenses is unlimited, although the Company estimates that the (pound)22 million available within the Predecessor Company to be sufficient to meet such claims and expenses. Any cash remaining after settling claims is expected to be transferred to the Group's subsidiary company Telewest UK upon the Predecessor Company being liquidated. Given the nature of the cash held by the VIE, the consolidated balance sheet discloses such cash as restricted cash.

FRESH-START REPORTING
Although the Predecessor Company completed its financial restructuring on July 15, 2004, the Company adopted fresh-start reporting effective July 1, 2004, for convenience. This resulted in a new reporting group for accounting purposes (Reorganized Company). The consolidated balance sheet as of September 30, 2004, gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting under the provisions of Statement of Position ("SOP") 90-7, Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7).

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS
Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangibles, (intangible assets that do not have indefinite lives), to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

The Group reviews the carrying values of its investments in affiliates, including any associated goodwill, to ensure that the carrying value of such investments is stated at no more than their recoverable amounts. The Group assesses the recoverability of its investments by determining whether the carrying value of the investments can be recovered through projected discounted future operating cash flows (excluding interest) of the operations underlying the investments. The assessment of the recoverability of the investments will be impacted if projected future operating cash flows are not achieved. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a rate commensurate with the risks associated with the assets.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives are not amortized but are subject to annual review for impairment (or more frequently should indications of impairment arise). Goodwill associated with equity method investments is also not amortized but is subject to impairment testing as part of the investment to which it relates in accordance with Accounting Principles Board Opinion ("APB") No.18, The Equity Method of Accounting for Investments in Common Stock.

Impairment of goodwill is determined using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower, then the second step compares the asset's fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. The Company carries out its annual impairment review during the fourth quarter consistent with the annual budgetary timetable.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash.

DERIVATIVES AND HEDGING
All derivative instruments are recognized at their fair value as assets or liabilities in the Reorganized Company's balance sheet in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated a hedge and if so, the type of hedge and its effectiveness as a hedge. For derivatives, which are not designated as hedges, changes in fair value are recorded immediately in earnings.

For derivatives designated as cash flow hedges, changes in fair value on the effective portion of the hedging instrument are recorded within other comprehensive income ("OCI") until the hedged transaction occurs and are then recorded within earnings. Changes in the ineffective portion of a hedge are recorded in earnings. For derivatives designated as fair value hedges, changes in fair value are recorded in earnings. The Reorganized Company has no designated cash flow hedges.

INVESTMENTS
Investments in partnerships, joint ventures and subsidiaries that are voting interest entities in which the Group has significant influence, generally when the Group's voting interest is 20% to 50%, are accounted for using the equity method. Investments in which the Group does not have significant influence are carried at cost and written down to the extent that there has been an other-than-temporary diminution in value. The Group accounts for certain investments in which the Group's ownership is greater than 50% using the equity method. This method is used for such subsidiaries where the minorities have substantive participating rights such as veto over key operational and financial matters and equal representation on the board of directors.

Investments in variable interest entities, those entities that either have insufficient equity or whose equity lacks characteristics of a controlling financial interest, are consolidated if the Group is the primary beneficiary.

PROPERTY AND EQUIPMENT
Property and equipment are stated at their fair value as of the date fresh-start reporting was adopted under SOP 90-7. All subsequent acquisitions are stated at cost. Depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal instalments over their estimated useful economic lives as follows:

Buildings              50 years      Electronic equipment         5-8 years
Cable and ducting      20 years      Other equipment              4-5 years

The Group accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems in accordance with SFAS 51, Financial Reporting by Cable Television Companies. Initial subscriber installation costs are capitalized and depreciated over the life of the network.

DEFERRED FINANCING COSTS
Direct costs incurred in raising debt are deferred and recorded on the consolidated balance sheet in other assets. The costs are amortized to the consolidated statement of operations using the effective interest rate method at a constant rate to the carrying value of the debt over the life of the obligation.

MINORITY INTEREST
Recognition of the minority interest's share of losses of consolidated subsidiaries is limited to the amount of such minority interest's allocable portion of the equity of those consolidated subsidiaries.

FOREIGN CURRENCIES
Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange prevailing at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations.

REVENUE RECOGNITION
Revenues recognized as network communication services are provided. Credit risk is managed by disconnecting services to customers who are delinquent. In accordance with SFAS 51 connection and activation fees relating to services delivered over the cable network, which include cable television, telephony and internet, are recognized in the period of connection to the extent that such fees are less than direct selling costs. Excess connection and activation fees over direct selling costs incurred are deferred and amortized over the expected customer life.

Programming revenues are recognized in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

PENSION COSTS
The Group operates a defined contribution plan (the Telewest Communications Pension Plan) and contributes to third-party plans on behalf of employees. The Group has no obligation to fund any defined benefit plan.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

The Group recognizes deferred tax assets only where it is more likely than not that the benefit will be realized through future taxable income. Otherwise a valuation allowance is established to provide against deferred tax assets.

SHARE-BASED COMPENSATION
The Group has chosen to account for share-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, rather than the intrinsic value method prescribed in APB 25, Accounting for Stock Issued to Employees and related interpretations adopted by the Predecessor Company.

The Company operates several stock option plans, which contain graded vesting arrangements, with vesting ranging from three to five year periods. Compensation expense is measured at grant date based on the different expected lives for the options that vest each year and is recognized using the graded-vesting attribution method.

EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The period for the purposes of the calculation of basic and diluted earnings per share, is the three months ended September 30, 2004, being the period from inception of fresh-start reporting. Diluted earnings per share is computed by adjusting the weighted average number of ordinary shares outstanding during the year for all dilutive potential ordinary shares outstanding during the year and adjusting the net loss for any changes in income or loss that would result from the conversion of such potential ordinary shares. There is no difference in basic and diluted net loss per ordinary share, as potential ordinary share equivalents for employee share options are not included in the computation as their effect is antidilutive. A total of 8,944,534 common stock equivalents in respect of share options and restricted stock were excluded from the diluted net loss per ordinary share calculation.

INVENTORIES
Inventories of equipment, held for use in the maintenance and expansion of the Group's telecommunications systems, are stated at cost, including appropriate overheads, less provision for deterioration and obsolescence. Network capacity and ducting held for resale are stated at the lower of cost or net realizable value.

NEW ACCOUNTING STANDARDS APPLICABLE TO THE GROUP
There are various FASB Statements, FASB Staff Positions, EITF Issues and AICPA Statement of Positions that have been recently issued, which have various implementation requirements. The Reorganized Company has evaluated each of these and does not expect a significant effect on its financial statements from any of the new pronouncements.

4    THE FINANCIAL RESTRUCTURING

The Predecessor Company incurred substantial operating and net losses and substantial borrowings prior to its financial restructuring, principally to fund the capital costs of its network construction, operations and the acquisition of UK cable assets. In the first half of 2002, a series of circumstances, including the well-publicized downturn in the telecommunications, media and technology sector, increasingly tight capital markets, and the downgrading of the Predecessor Company's corporate credit ratings, severely limited the Predecessor Company's access to financing and consequently impaired its ability to service debt and refinance its existing debt obligations.

In April 2002, the Predecessor Company began exploring a number of options to address its funding requirements, and subsequently began discussions with, among others, an ad hoc committee of its note holders, its senior lenders and other creditors. After extensive negotiations with these creditors, the terms, conditions and structure of a financial restructuring were substantially agreed between these creditors and certain major shareholders at the time.

The financial restructuring received the approval of the Predecessor Company's creditors on June 1, 2004. Among other matters the financial restructuring resulted in:

o the reorganization of the Predecessor Company's business under the Company;

o the cancellation of all of the outstanding notes and debentures of the Predecessor Company and Telewest Finance (Jersey) Limited ("Telewest Jersey"), (its Jersey-based finance subsidiary company), in return for the distribution of 98.5% of the Company's common stock, and the distribution of the remaining 1.5% of the Company's common stock to the Predecessor Company's shareholders, in accordance with English and Jersey schemes of arrangement involving certain creditors of the Predecessor Company and Telewest Jersey. This reduced the total outstanding indebtedness of the business from approximately (pound)5.8 billion to approximately (pound)2.0 billion and significantly reduced interest expense;

o    the entry into an amended senior secured credit facility; and

o the cessation of dealings in the Predecessor Company's shares on the London Stock Exchange and the Predecessor Company's American
     Depository Receipts on the Nasdaq National Market.

On July 13, 2004, the Company, the Predecessor Company and Telewest UK entered into a transfer agreement (the "Transfer Agreement"). The Transfer Agreement provides for the transfer of substantially all of the assets of the Predecessor Company (including the shares in Telewest Communications Networks Limited ("TCN") and its other operating companies, but excluding the shares in Telewest Jersey and one share of the Company's common stock) to Telewest UK. The asset transfer contemplated by the Transfer Agreement was completed on July 14, 2004.

On July 15, 2004, the Predecessor Company's financial restructuring became effective. As a result, all outstanding notes and debentures of the Predecessor Company and Telewest Jersey have been cancelled. A total of 241,325,000 shares, or 98.5%, of the Company's common stock was distributed by an escrow agent to the holders of the Predecessor Company and Telewest Jersey's notes and debentures and certain other scheme creditors. The remaining 3,675,000 shares, or 1.5%, of the Company's common stock was distributed to the Predecessor Company's existing shareholders. As part of the financial restructuring, on July 15, 2004, the Company also successfully completed the amendment of the senior secured credit facility held by one of the operating subsidiaries of the Predecessor Company, transferred to the Company on July 14, 2004.

As a condition to completing the amendment to the senior secured credit facility, (pound)160 million outstanding on the prior senior secured credit facility was repaid. The amended facility provides for fully committed facilities of (pound)2,030 million.

Trading in the Company's common stock on the Nasdaq National Market commenced on July 19, 2004 under the symbol "TLWT."

The Predecessor Company and Telewest Jersey are expected to be placed in solvent liquidation by their respective shareholders as soon as practicable.

5    FRESH-START REPORTING

As a result of the completion of the Predecessor Company's financial restructuring on July 15, 2004, the Company adopted fresh-start accounting in accordance with SOP 90-7, with effect from July 1, 2004.

Under SOP 90-7, the Company has established a new accounting basis. The Company has allocated the reorganization value to the Predecessor Company's existing assets in conformity with the procedures specified by SFAS 141 "Business Combinations" and recorded the Predecessor Company's existing liabilities at their respective values. As a result of the application of fresh-start accounting, the Company's balance sheet and results of operations for the three months ended September 30, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheet and results of operations reflected in the Predecessor Company's historical financial statements for periods prior to July 1, 2004. In addition, the final results of operations of the Predecessor Company include a gain on the extinguishment of the Predecessor Company's outstanding notes and debentures. This may make it more difficult to compare the Reorganized Company's performance with the historical performance of the Predecessor Company.

The statements of operations and cash flows for periods prior to July 1, 2004, as presented reflect the operations of the Predecessor Company, which include the adjustments from the application of fresh-start reporting. The adoption of fresh-start reporting had a material effect on the consolidated financial statements as of and for the three months ended September 30, 2004, and will have a material impact on the consolidated statements of operations for periods subsequent to September 30, 2004. Fresh-start reporting has resulted in an increase in depreciation and amortization charges following revaluation of tangible and intangible assets to their fair value. Revenues in the Business sales division of our Cable segment have been reduced following the derecognition of deferred revenues for which no future contractual performance obligations exist. Content segment expenses and selling, general and administrative expenses have also been impacted by fresh-start reporting as a result of revaluation of the Company's programming inventory and property leases, respectively.

As of July 1, 2004, the tax bases of certain assets and liabilities remain unresolved. Any future changes in these balances that existed as of the fresh-start date will be adjusted through "reorganization value in excess of amounts allocable to identifiable assets" in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

Reorganization adjustments have been recorded in the consolidated balance sheet of the Predecessor Company to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of the Company's reorganization value as defined in SOP 90-7. The Company determined a reorganization value using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies. The equity value of (pound)1,949 million at July 1,2004 represents the enterprise value of (pound)3,914 million less (pound)1,965 million of post-reorganization debt (including capital leases of approximately (pound)118 million).

The assumptions used in the calculations for the discounted cash flow analysis regarding projected revenue, costs, and cash flows, for the period 2004-2014 were provided by the Company's management based on their best estimate at the time the analysis was performed. These foregoing projections are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the projections reflected in the valuations will be realized, and actual results could vary materially.

Fresh-start adjustments reflect the allocation of fair value to the Reorganized Company's assets and the present value of liabilities to be paid. The Company's property, plant and equipment were valued based on a combination of the cost or market approach, depending on whether market data was available. Also considered were technical, functional, and economic obsolescence, including network utilization factors inherent in the Reorganized Company's assets. Key assumptions used in the valuation to determine the fair value of the Reorganized Company's long-lived assets include (i) an income tax rate of 30%, (ii) a weighted average cost of capital of 12% for the Cable operating segment based on a ratio of debt 40.6% to equity 59.4%, and a weighted average cost of capital of 22% for the Content operating segment based on a ratio of debt 10.3% to equity 89.7%. Certain intangible assets were valued using a relief from royalty methodology. These estimates of fair value have been reflected in the Reorganized Company's consolidated balance sheet as of September 30, 2004. Completion of the valuation process during the allocation period could result in additional adjustments to the fair value of assets or present value of estimated liabilities due to receipt of information, which the Company is awaiting confirmation of in order to finalize its fair value allocation. Potential allocation adjustments to the Company's assets and liabilities include estimates used for the fair value of investments, estimates made of remaining settlement costs in respect of fees and claims associated with the financial restructuring of the Predecessor Company and pre-acquisition contingencies.

In applying fresh-start reporting, the Company followed the following principles:

     o The reorganization value of the Reorganized Company was allocated to its assets in conformity with the procedures specified by SFAS No. 141, "Business Combinations". The reorganization value exceeds the sum of the amounts assigned to assets and liabilities. This excess is disclosed as Reorganization value in excess of amounts allocable to identifiable assets on the Reorganized Company's balance sheet with an indefinite life and will be subject to annual impairment reviews in accordance with SFAS 142, "Goodwill and Other Intangible Assets".

     o Each liability existing as of the fresh-start reporting date, other than deferred taxes, has been stated at the present value of the amounts to be paid, determined at appropriate current interest rates. Deferred revenue was adjusted to reflect the fair value of future costs of contractual performance obligations plus a normal profit margin, consistent with the consensus reached by EITF 01-03, "Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree".

     o Deferred taxes were reported in conformity with applicable income tax accounting standards, principally SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with management's judgment, a valuation allowance has been established for those deferred tax assets that are not recoverable through the reversal of existing taxable temporary differences, consequently no deferred tax asset has been recognized on the Company's balance sheet at July 1, 2004. As of fresh-start date, the Company estimates that it has, subject to Inland Revenue agreement, net operating losses of (pound)1,663 million and available capital allowances of (pound)5,166 million.

     o Reversal of all items included in the Predecessor Company's equity.

The following table identifies the adjustments recorded to the Predecessor Company's June 30, 2004 consolidated balance sheet as a result of implementing the Financial Restructuring and applying fresh-start reporting (in (pound) millions):

                              PREDECESSOR        FINANCIAL     NOTE           FRESH-    NOTE     REORGANIZED
                                  COMPANY    RESTRUCTURING                     START                 COMPANY
                                 JUNE 30,      ADJUSTMENTS               ADJUSTMENTS                 JULY 1,
                                     2004                                                               2004
                              -----------     ------------    ------    -----------    ------    -----------

ASSETS

Cash and cash equivalents            452            (182)         1                                     270
Restricted cash                       11                                                                 11
Trade receivables                    111                                                                111
Other receivables                     34                                                                 34
Prepaid expenses                      41              (8)         2                                      33
                              -----------     ------------              -----------              -----------
Total current assets                 649            (190)                                               459
Investments accounted for
  under the equity method            367                                      (62)         7            305
Property and equipment             2,342                                       711         8          3,053
Intangible assets                      -                                       332         9            332
Goodwill                             447                                     (447)        10              -
Reorganization value in
  excess of amounts
  allocable to identifiable            -                                       425        10            425
  assets
Inventory                             33                                       (4)        11             29
Other assets                          19               12         3           (31)        12              -
                              -----------     ------------              -----------              -----------
TOTAL ASSETS                       3,857            (178)                      924                    4,603
                              -----------     ------------              -----------              -----------
LIABILITIES AND
  SHAREHOLDERS'
  EQUITY/(DEFICIT)

Accounts payable                     112                                         2        13            114
Other liabilities                    917            (459)         4             13        13            471
Debt repayable within one year     5,283          (5,282)         5                                       1
Capital lease obligations
  repayable within one year           76             (38)         6                                      38
                              -----------     ------------              -----------              -----------
Total current liabilities          6,388          (5,779)                       15                      624
Deferred taxes                       110                                       (5)        14            105
Debt repayable after more
  than one year                        6            1,840         5                                   1,846
Capital lease obligations
  repayable after more than
  one year                            42               38         6                                      80
                              -----------     ------------              -----------              -----------
TOTAL LIABILITIES                  6,546          (3,901)                       10                    2,655

MINORITY INTEREST                    (1)                                                                (1)

SHAREHOLDERS'
(DEFICIT)/EQUITY                 (2,688)            3,723        15            914        15          1,949
                              -----------     ------------              -----------              -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS'
  (DEFICIT)/EQUITY                 3,857            (178)                      924                    4,603
                              -----------     ------------              -----------              -----------

NOTES:


1. To record the repayment of (pound)160 million of the Predecessor Company senior secured credit facility and the payment of bank facility fees for the amended senior secured credit facility.

2. To reclassify prepaid bank facility fees in respect of the amended senior secured credit facility to other assets.

3. To record bank facility fees in respect of the amended senior secured credit facility and the elimination of bank facility fees in respect of the Predecessor Company senior secured credit facility.

4. To record financial restructuring charges incurred as a result of the Predecessor Company restructuring and the extinguishment of derivative contracts and unpaid interest of (pound)479 million in respect of notes and debentures.

5. Extinguishment of (pound)3,282 million notes and debentures, repayment of (pound)160 million of the Predecessor Company senior secured credit facility and reclassification of the remaining (pound)1,840 million of senior secured credit facility to debt repayable after more than one year.

6. Reclassification of capital lease obligations, previously in default as a result of the Predecessor Company's bonds and debentures being in default and shown as repayable within one year to capital lease obligations repayable after more than one year.

7.   To record investments in affiliates at fair value.

8.   To record property and equipment at fair value.

9. To record intangible assets including trade names, and customer contracts and relationships at fair value.

10. To record the reorganization value in excess of amounts allocable to identifiable assets.

11.  To record programming inventory at fair value.

12.  To record the fair value of other assets.

13. To record liabilities at the present value of amounts to be paid, including pre-acquisition contingencies, unfavorable operating leases and the elimination of deferred revenues for which no future contractual obligation exists.

14.  To record the tax effect of fresh-start accounting.

15. To record change in shareholders' equity resulting from the cancellation of the Predecessor Company's equity, accumulated deficit and other comprehensive loss and the change in equity resulting from the adoption of fresh-start reporting.


6     PROPERTY AND EQUIPMENT

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                             2004                  2003
                                                                   ---------------       ---------------
                                                                      REORGANIZED           PREDECESSOR
                                                                          COMPANY               COMPANY
                                                                  (POUND) MILLION       (POUND) MILLION
                                                                   ---------------       ---------------
COST
Land and buildings                                                             74                   151
Cable and ducting                                                           2,328                 3,584
Electronic equipment                                                          549                 1,602
Other equipment                                                               154                   626
                                                                   ---------------       ---------------
                                                                            3,105                 5,963
Less: Accumulated depreciation                                              (103)               (3,542)
                                                                   ---------------       ---------------
PROPERTY AND EQUIPMENT, NET                                                 3,002                 2,421
                                                                   ---------------       ---------------


7    INTANGIBLE ASSETS

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                             2004                  2003
                                                                   ---------------       ---------------
                                                                      REORGANIZED           PREDECESSOR
                                                                          COMPANY               COMPANY
                                                                  (POUND) MILLION       (POUND) MILLION
                                                                   ---------------       ---------------
COST
Customer lists                                                                298                     -
Trade names                                                                    34                     -
                                                                   ---------------       ---------------
                                                                              332                     -
Less: Accumulated amortization                                                (9)                     -
                                                                   ---------------       ---------------
INTANGIBLE ASSETS, NET                                                        323                     -
                                                                   ---------------       ---------------


Trade names are deemed to have indefinite lives, and therefore, no amortization is expensed. The carrying value of trade names is subject to an annual impairment review or more frequently should events occur that indicate that an impairment is likely. Customer lists are amortized over a period of 8 years from fresh-start date, July 1, 2004.

8 REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIED ASSETS AND GOODWILL

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                             2004                  2003
                                                                   ---------------       ---------------
                                                                      REORGANIZED           PREDECESSOR
                                                                          COMPANY               COMPANY
                                                                  (POUND) MILLION        (POUND) MILLION
                                                                   ---------------       ---------------
Goodwill                                                                        -                   447
Reorganization value in excess of amounts allocable to
  identifiable assets                                                         425                     -
                                                                   ---------------       ---------------
                                                                              425                   447
                                                                   ---------------       ---------------


9    DEBT

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                             2004                  2003
                                                                   ---------------       ---------------
                                                                      REORGANIZED           PREDECESSOR
                                                                          COMPANY               COMPANY
                                                                  (POUND) MILLION       (POUND) MILLION
                                                                   ---------------       ---------------
Accreting Notes 2003                                                            -                   294
Senior Convertible Notes 2005                                                   -                   280
Senior Debentures 2006                                                          -                   168
Senior Convertible Notes 2007                                                   -                   300
Senior Discount Debentures 2007                                                 -                   861
Senior Notes 2008                                                               -                   196
Senior Discount Notes 2009                                                      -                   316
Senior Discount Notes 2009                                                      -                   273
Senior Notes 2010                                                               -                   374
Senior Discount Notes 2010                                                      -                   224
Senior Secured Facility                                                         -                 2,000
Other debt                                                                      1                     1
                                                                   ---------------       ---------------
Debt repayable within one year                                                  1                 5,287
Amended Senior Secured Credit Facility                                      1,840                     -
Other debt due after more than one year                                         6                     6
                                                                   ---------------       ---------------
Total debt                                                                  1,847                 5,293
                                                                   ---------------       ---------------


The Notes and Debentures were extinguished upon completion of the financial restructuring of the Predecessor Company. For a further discussion of the terms of the financial restructuring refer to note 4 - The Financial Restructuring.

AMENDED SENIOR SECURED CREDIT FACILITY

On July 15, 2004, certain subsidiaries of the Company entered into a series of agreements comprising an amendment to the senior secured credit facility of the Predecessor Company. TCN is the primary borrower under the amended senior secured credit facility. On July 15, 2004, committed facilities of (pound)2.03 billion were obtained, of which (pound)1.84 billion were fully drawn. The committed credit facilities are comprised of the following four tranches:

o "Tranche A" term credit facilities in an aggregate principal amount of (pound)1,695 million, maturing on December 31, 2005;

o "Tranche B" revolving credit facilities in an aggregate principal amount of (pound)140 million, maturing on December 31, 2005;

o "Tranche C" overdraft facilities in an aggregate principal amount of (pound)50 million, maturing on December 31, 2005; and

o "Tranche D" term credit facilities in an aggregate principal amount of (pound)145 million, maturing on June 30, 2006.

Tranche D also contemplates the provision of additional uncommitted facilities in an aggregate principal amount of (pound)125 million, of which (pound)20 million will be freely available and (pound)105 million will only be available to be drawn down by TCN with the prior written consent of the lenders holding at least two-thirds in value of the total commitments.

Interest

Tranches A and B bear interest at a rate of: (a) LIBOR plus (b) the mandatory cost (if applicable) (a rate set by a fixed formula based on applicable English statutory banking regulations or their EU counterparts) plus (c) the applicable margin as indicated below, and Tranche C bears interest at the relevant overdraft lender's fluctuating base rate plus the applicable margin, as follows:


TOTAL SENIOR DEBT TO CONSOLIDATED ANNUALIZED TCN GROUP
   NET OPERATING CASH FLOW (AS DEFINED IN THE AMENDED                     APPLICABLE MARGIN
   SENIOR SECURED CREDIT FACILITY)
                                                               TRANCHE A     TRANCHE B        TRANCHE C
                                                             ------------    -------------    ------------
Greater than or equal to 5:1                                    4.00%           5.50%            4.00%
Less than 5:1 but greater than or equal to 4.5:1                3.50%           5.00%            3.50%
Less than 4.5:1 but greater than or equal to 4:1                3.00%           4.50%            3.00%
Less than 4:1                                                   2.50%           4.00%            2.50%


The margin for the initial six months following the effective date of the schemes is 3.00% for Tranches A and C and 4.50% for Tranche B. Thereafter, the margin will be set for each interest period at the beginning of such interest period by reference to the ratio of TCN's Total Senior Debt to Consolidated Annualized TCN Group Net Operating Cash Flow in the most recent quarterly management accounts delivered to the Senior Lenders. If TCN has failed to deliver the relevant management accounts, the margin will revert to the highest base in the grid.

Tranche D bears interest at a rate of: (a) LIBOR plus (b) the mandatory cost (if applicable) plus (c) 5.00%.

If TCN fails to pay any sum on its due date with respect to the facilities, the default interest rate will be 1% higher than the normal interest rate for the relevant tranche.

As at September 30, 2004, the weighted average interest rate on the amended senior secured credit facility was 7.92%, which included a margin of 3.00% over LIBOR.

On November 2, 2004 the Company announced that it had executed a commitment letter for new credit facilities. For a further discussion regarding this announcement, see note 14 - Subsequent events.

10   COMMITMENTS AND CONTINGENCIES

RESTRICTED CASH
At September 30, 2004, the Group had cash restricted as to use of (pound)33 million (December 31, 2003: (pound)13 million), representing cash which provides security for leasing obligations and cash held by the Predecessor Company to settle restructuring and liquidation expenses.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
Contractual obligations and other commercial commitments as at September 30, 2004 are summarized in the tables below.


--------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
--------------------------------------------------------------------------------------------------------
                                                             PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------------------
                                               TOTAL  LESS THAN 1  1-3 YEARS   3-5 YEARS   AFTER 5 YEARS
                                                         YEAR
                                             (POUND)    (POUND)      (POUND)     (POUND)         (POUND)
                                             MILLION    MILLION     MILLION     MILLION          MILLION
                                          --------------------------------------------------------------
Debt                                           1,847           1       1,844            1             1
Capital lease obligations                        113          39          63           11             -
Operating leases                                 131          13          25           20            73
Unconditional purchase obligations                34          34           -            -             -
Other long-term obligations                        -           -           -            -             -
--------------------------------------------------------------------------------------------------------
Total contractual obligations                  2,125          87       1,932           32            74
--------------------------------------------------------------------------------------------------------


The following table includes information about other commercial commitments as of September 30, 2004. Other commercial commitments are items that the Group could be obligated to pay in the future. They are not required to be included in the balance sheet.


--------------------------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS

--------------------------------------------------------------------------------------------------------
                                                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                          --------------------------------------------------------------
                                              TOTAL    LESS THAN 1  1-3 YEARS    3-5 YEARS   AFTER 5 YEARS
                                                           YEAR
                                             (POUND)      (POUND)    (POUND)      (POUND)         (POUND)
                                             MILLION      MILLION    MILLION      MILLION         MILLION
--------------------------------------------------------------------------------------------------------
Guarantees (1)                                    17           6          11            -             -
--------------------------------------------------------------------------------------------------------


(1) Consists of performance guarantees of (pound)6 million due in less than one year and lease guarantees of (pound)11 million due in one to three years.


LEGAL MATTERS
The Group is a party to various legal proceedings in the ordinary course of business, which it does not believe, will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

11   SHAREHOLDERS' EQUITY

During the three months ended September 30, 2004, the Company issued 245,000,000 shares of common stock of US$0.01 each, in connection with the financial restructuring of the Predecessor Company. The equity value of the Company of (pound)1,949 million established additional paid-in capital of (pound)1,948 million.

12   STOCK-BASED COMPENSATION

Under the fair value recognition provisions of SFAS 123, compensation expense is measured at the grant date using the Black-Scholes model. Awards with graded vesting are treated as separate awards and accordingly the fair value is separately measured based on the different expected lives for the options that vest each year. The cost is recognized using the graded-vesting attribution method.

The Reorganized Company has recognized (pound)3 million of stock-based compensation expense during the three months ended September 30, 2004, as a result of awards granted over 8,944,534 shares of the Company's common stock following completion of the Predecessor Company's financial restructuring. The Black-Scholes model was used to determine the fair value of shares awarded, details of the recognized fair value and related assumptions for each plan type are disclosed below. The Group does not expect to pay a dividend on its common stock at any time during the expected life of any outstanding option and expects the performance criteria within its option plans to be met.

If the Predecessor Company had applied the provisions of SFAS 123, the Predecessor Company's net loss and loss per share would have been reported as the pro forma amounts indicated below:


                                                      SIX MONTHS        THREE MONTHS         NINE MONTHS
                                                           ENDED               ENDED               ENDED
                                                        JUNE 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                            2004                2003                2003
                                                     ------------     ---------------    ----------------
                                                     PREDECESSOR         PREDECESSOR         PREDECESSOR
                                                         COMPANY             COMPANY             COMPANY
                                                 (POUND) MILLION     (POUND) MILLION     (POUND) MILLION
                                                     ------------     ---------------    ----------------
Net loss as reported                                       (130)                (89)               (247)
Less: pro forma employee compensation cost
  related  to stock options                                    -                   -                   -
                                                     ------------     ---------------    ----------------
Pro forma net loss                                         (130)                (89)               (247)
                                                     ------------     ---------------    ----------------


The following table summarizes the fair values of the options and restricted stock outstanding at September 30, 2004:


                                                                                         Restricted
                                                    Stock Options                        Stock
                                   ------------- -- ------------- -- ---------------     --------------
Exercise price (US$)                   13.70(1)         13.70(2)            0.01(1)

Number of options/restricted
     stock outstanding                7,571,055          113,155            939,778            320,546

Weighted average fair value
     at grant date (US$)                   4.19             3.39              13.74              13.73
Weighted average fair value
     at grant date ((pound))               2.24             1.87               7.33               7.33

Weighted average share price
     at date of grant (US$)               13.75            11.72              13.75                  -
Weighted average expected
     life (years)                           3.2              3.6                3.6                  -
Weighted average expected
     volatility (%)                          38               41                 41                  -
Weighted average risk-free
     rate (%)                               3.0              3.1                3.1                  -
Weighted average expected
     dividend yield (%)                     0.0              0.0                0.0                  -

(1)  Stock options with exercise price below market price on date of grant

(2)  Stock options with exercise price above market price on date of grant


The fair value of options and restricted stock has been translated to pounds sterling ((pound)) at the US$ to (pound) exchange rate prevailing on the date of each grant.

13   SEGMENT INFORMATION

We operate in two segments: Cable and Content. Our chief operating decision-maker receives performance and subscriber data for the Cable segment, (including telephony, television and internet product lines), however support, service and network costs are compiled only at the Cable segment level. The Content segment supplies TV programming to the UK pay-television broadcasting market and its operating results, which are naturally separate from the Cable segment, are regularly reviewed by the chief operating decision-maker. Revenues derived by the Content segment from the Cable segment are eliminated on consolidation.

13   SEGMENT INFORMATION - CONTINUED


----------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                         ---------------------------------
                                                                                 2004                2003
                                                                         -------------        ------------
                                                                          REORGANIZED         PREDECESSOR
                                                                              COMPANY             COMPANY
                                                                      (POUND) MILLION      (POUND) MILLION
                                                                         -------------        ------------
CABLE SEGMENT

Consumer Sales Division revenue                                                   238                 227
Business Sales Division revenue                                                    63                  71
                                                                         -------------        ------------
THIRD PARTY REVENUE                                                               301                 298
Operating costs and expenses (before financial restructuring charges)           (183)               (191)
                                                                         -------------        ------------
ADJUSTED EBITDA including inter-segment costs                                     118                 107
Inter-segment costs *                                                               2                   3
                                                                         -------------        ------------
ADJUSTED EBITDA                                                                   120                 110
                                                                         -------------        ------------
CONTENT SEGMENT

Content Segment revenue                                                            29                  30
Operating costs and expenses (before financial restructuring charges)            (25)                (27)
                                                                         -------------        ------------
ADJUSTED EBITDA including inter-segment revenues                                    4                   3
Inter-segment revenues *                                                          (2)                 (3)
                                                                         -------------        ------------
ADJUSTED EBITDA                                                                     2                   -
                                                                         -------------        ------------

RECONCILIATION TO OPERATING INCOME
Cable Segment Adjusted EBITDA                                                     120                 110
Content Segment Adjusted EBITDA                                                     2                   -
                                                                         -------------        ------------
TOTAL ADJUSTED EBITDA                                                             122                 110
Financial restructuring charges                                                     -                 (9)
Depreciation                                                                    (103)                (96)
Amortization                                                                      (9)                   -
                                                                         -------------        ------------
OPERATING INCOME                                                                   10                   5
                                                                         =============        ============


* Inter-segment revenues are revenues of our Content Segment which are costs in our Cable Segment and which are eliminated on consolidation.


13   SEGMENT INFORMATION - CONTINUED


----------------------------------------------------------------------------------------------------------
                                                       NINE MONTHS            SIX MONTHS      NINE MONTHS
                                                             ENDED                 ENDED            ENDED
                                                     SEPTEMBER 30,              JUNE 30,    SEPTEMBER 30,
                                                              2004                  2004             2003
                                                     --------------        --------------    -------------
                                                       REORGANIZED           PREDECESSOR      PREDECESSOR
                                                           COMPANY               COMPANY          COMPANY
                                                   (POUND) MILLION       (POUND) MILLION  (POUND) MILLION
                                                     --------------        --------------    -------------
CABLE SEGMENT
Consumer Sales Division revenue                                238                   470              677
Business Sales Division revenue                                 63                   130              210
                                                     --------------        --------------    -------------
THIRD PARTY REVENUE                                            301                   600              887
Operating costs and expenses (before financial
 restructuring charges)                                      (183)                 (369)            (580)
                                                     --------------        --------------    -------------
ADJUSTED EBITDA including inter-segment costs                  118                   231              307
Inter-segment costs *                                            2                     5                8
                                                     --------------        --------------    -------------
ADJUSTED EBITDA                                                120                   236              315
                                                     --------------        --------------    -------------

CONTENT SEGMENT
Content Segment revenue                                         29                    59               88
Operating costs and expenses (before financial
 restructuring charges)                                       (25)                  (46)             (75)
                                                     --------------        --------------    -------------
ADJUSTED EBITDA including inter-segment revenues                 4                    13               13
Inter-segment revenues *                                       (2)                   (5)              (8)
                                                     --------------        --------------    -------------
ADJUSTED EBITDA                                                  2                     8                5
                                                     --------------        --------------    -------------

RECONCILIATION TO OPERATING INCOME
Cable Segment Adjusted EBITDA                                  120                   236              315
Content Segment Adjusted EBITDA                                  2                     8                5
                                                     --------------        --------------    -------------
TOTAL ADJUSTED EBITDA                                          122                   244              320
Financial restructuring charges                                  -                  (21)             (16)
Depreciation                                                 (103)                 (184)            (294)
Amortization                                                   (9)                     -                -
                                                     --------------        --------------    -------------
OPERATING INCOME                                                10                    39               10
                                                     ==============        ==============    =============


* Inter-segment revenues are revenues of the Content Segment which are costs in the Cable Segment and which are eliminated on consolidation.


14   SUBSEQUENT EVENTS

On November 2, 2004, our subsidiary TCN executed a commitment letter (the "Commitment Letter") for new (pound)1.8 billion credit facilities (the "Facilities"). Drawings under the Facilities together with cash on hand are planned to be used to repay all outstanding borrowings under the Group's existing (pound)2.03 billion amended senior secured credit facility. The proposed Facilities consist of five tranches, one of which is a revolving facility in the amount of (pound)100 million. It is not expected that an immediate drawdown will occur under the revolving facility. TCN is the primary borrower under the new facilities which will be guaranteed by Telewest UK and several of TCN's subsidiaries (the "Guarantors") and underwritten by Barclays Capital, BNP Paribas, Citigroup Global Markets Limited, Credit Suisse First Boston, Deutsche Bank AG London and Royal Bank of Scotland.

The commitment letter and the summary terms and conditions thereto (the "Term Sheet") set out the terms and conditions on which the mandated lead arrangers named therein will arrange and the underwriters named therein will underwrite a bank financing (the "Financing") on behalf of TCN and its direct and indirect subsidiaries and associated partnerships (together, the "TCN Group"). The commitment of each of the mandated lead arrangers and underwriters to arrange and underwrite, respectively, the facilities contemplated by the Financing is subject to customary conditions, including the negotiation of finance documentation on terms satisfactory to the mandated lead arrangers and the underwriters and the execution and delivery of the documentation by the parties thereto. In addition, any of the mandated lead arrangers and the underwriters may terminate their respective obligations under the commitment letter under certain circumstances, including:

     (a) on or after the close of business in London on January 31, 2005, unless the first drawdown under the Facilities has occurred on or before that date; and

     (b) if a change occurs after the date hereof which has or is reasonably likely to have, a material adverse effect on the business, assets, operations or financial condition of the TCN Group taken as a whole.

Certain changes to the Facilities and their terms may occur during the syndication process.

All capitalized terms not defined have the meaning given to them in the Commitment Letter and the Term Sheet.

The Facilities are expected to be comprised of the following five tranches:

     (a) A 7-year amortizing term loan facility of a maximum amount of (pound)700,000,000, available in Sterling in a single drawing, amortizing semi-annually starting June 30, 2005 ("Tranche A");

     (b) An 8-year repayment multi-currency term loan facility in a maximum amount of (pound)425,000,000, available in Euro, U.S. Dollars and/or Sterling in a single drawing, payable in two equal installments 7 1/2 and 8 years after the date that the Senior Facilities are entered into (the "Closing Date") ("Tranche B");

     (c) A 9-year repayment multi-currency term loan facility in a maximum amount of (pound)325,000,000, available in Euro, U.S. Dollars and/or Sterling in a single drawing, payable in two equal installments 8 1/2 and 9 years after the Closing Date ("Tranche C" and, together with Tranche A and Tranche B, the "Senior Term Facilities");

     (d) A 7-year revolving loan facility in a maximum amount of (pound)100,000,000, available in Sterling (the "Revolving Facility" and, together with the Senior Term Facilities, the "Senior Facilities"); and

     (e) A 9 1/2-year bullet repayment multi-currency second lien term loan facility in a maximum amount of (pound)250,000,000, available in Euro, U.S. Dollars and/or Sterling in a single drawing, payable 9 1/2 years after the Closing Date (the "Second Lien Facility" and, together with the Senior Facilities, the Facilities).

Any prepayment of the Second Lien Facility within 12 months after the Closing Date ("Non-Call Period") will be subject to payment of a make-whole premium based on customary market standards. After the end of the Non-Call Period, prepayment may be made in whole or in part, subject to a prepayment premium equal to the following percentages of the principal amount of the Second Lien Facility being prepaid: (i) 2.00% prior to the second anniversary of the Closing Date, (ii) 1.00% after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, and (iii) 0.00% thereafter.

Tranches A, B and C and the Revolving Facility will bear interest at a rate of (a) EURIBOR (for any Euro-denominated advance) or LIBOR (for any advance denominated in another currency) plus (b) the applicable cost of complying with any reserve requirements plus an applicable margin. The applicable margin for Tranche A and the Revolving Facility is 2.25%, for Tranche B 2.75% and for Tranche C 3.25%. The applicable interest rate for the Second Lien Facility will be determined based on market conditions.

In addition the applicable margin for Tranche A and the Revolving Facility is subject to a margin ratchet based upon the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating Cash Flow ranging between 1.50% and 2.25%. The applicable margin for the Tranche B shall be subject to a margin ratchet such that, from and after the first quarter date occurring at least 6 months after the closing date on which the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating Cash Flow (each of the above terms to be defined in the Senior Facilities Agreement) is less than or equal to 3.0 to 1.0, the Tranche B margin shall be reduced by 25 basis points.

The TCN Group will be subject to customary financial, affirmative and negative covenants under the Facilities. The TCN Group is also subject to a number of customary mandatory prepayment events.

The descriptions of the Commitment Letter and the Term Sheet set forth above are qualified in their entirety by the complete text of those documents. Closing of the Facilities is expected prior to January 31, 2005. Definitive documentation for the Facilities (which is currently subject to completion) will be filed subsequently to closing.

                         FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q constitute "forward-looking statements" which we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth (including penetration of developed markets and opportunities in emerging markets), product introductions and innovation, meeting customer expectations, planned operational changes (including product improvements), expected capital expenditures, future cash sources and requirements, liquidity, customer service improvements, cost savings and other benefits of acquisitions or joint ventures - potential and/or completed - that involve known and unknown risks, uncertainties and other factors that may cause our or our businesses' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue," or the negative of those terms or other comparable terminology.

There are a number of important factors that could cause our actual results and future development to differ materially from those expressed or implied by those forward-looking statements. These factors include those discussed under the caption "Risk Factors" in the Registration Statement on Form S-1 (No. 333-115508) filed by Telewest Global, Inc. with, and declared effective by, the United States Securities and Exchange Commission on July 16, 2004, although those risk factors may not be exhaustive. Other sections of this Form 10-Q may describe additional factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors may emerge from time to time. Management cannot anticipate all of these new risk factors, nor can they definitively assess the impact, if any, of new risk factors on us or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Unless otherwise required by applicable securities laws, we assume no obligation to publicly update or revise any of the forward-looking statements after the date of this Form 10-Q to reflect actual results, whether as a result of new information, future events or otherwise.

ITEM - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Telewest Global, Inc. (the "Company") was incorporated in the US State of Delaware. On November 26, 2003, the Company acquired the entire issued share capital of Telewest UK Limited (Telewest UK), a newly formed subsidiary under the laws of England and Wales.

On July 13, 2004, as part of the Predecessor Company's financial restructuring, the Company entered into a transfer agreement with the Predecessor Company and Telewest UK to acquire substantially all the assets of the Predecessor Company. The financial restructuring of the Predecessor Company was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of the Predecessor Company. For a further discussion of financial restructuring see Note 4 to the Company's Consolidated Financial Statements as disclosed in Item - 1 Financial Statements, of this quarterly report.

The presentation of the Company's financial results of operations for the three months ended September 30, 2004 and all subsequent reporting periods will differ from that of the Predecessor Company due to the financial restructuring, and it may be difficult to compare the Company's future performance to the historical performance of the Predecessor Company. In particular, as result of the completion of the Predecessor Company's financial restructuring:

     o (pound)3,282 million of notes and debentures and (pound)479 million of unpaid accrued interest reflected on the Predecessor Company's balance sheet, were extinguished. In addition, as part of the financial restructuring, the senior secured credit facility entered into by TCN, now a wholly owned subsidiary of the Company was amended. As part of the amendment process, (pound)160 million outstanding under the prior facility was repaid. The final results of operations of the Predecessor Company include a gain on the extinguishment of its outstanding notes and debentures. The Company's future indebtedness and related interest expense has been substantially reduced.

     o The Company adopted fresh-start accounting with effect from July 1, 2004 in accordance with Statement of Position 90-7, "Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, the Company has established a new accounting basis, and recorded its existing assets and liabilities at their respective fair values. As a result of the application of fresh-start accounting, the Company's balance sheet and results of operations for the three months ended September 30, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheet and results of operations reflected in the Predecessor Company's historical financial statements for periods prior to July 1, 2004.

     o The Company adopted pounds sterling as its reporting currency and will, in contrast to the Predecessor Company, only present its results in the future in accordance with US GAAP. See Note 2 to the Company's Consolidated Financial Statements as disclosed in Item - 1 Financial Statements, of this Quarterly Report.

The Reorganized Company has the same segments as the Predecessor Company.

The Company has adopted a new long-range plan for the restructured business. The new plan builds on and strengthens the prior long-range plan and includes an emphasis on product innovation, with the introduction of video on demand (VOD) and a personal video recorder (PVR) in 2005.

In the following tables, for the convenience of the reader for comparison purposes, the results and cash flows of the Reorganized Company for the nine-month period ended September 30, 2004 have been combined with the results and cash flows of the Predecessor Company for the six months ended June 30, 2004, to give results and cash flows of the combined group (Combined Companies) for the nine months ended September 30, 2004. The Company and its subsidiary did not carry on any business and incurred only immaterial expenses prior to the completion of the Predecessor Company's financial restructuring. For that reason the Company's consolidated statements of operations for the nine months ended September 30, 2004 and the three months ended September 30, 2004 are in all material respects identical. We believe this combined presentation is helpful for the understanding of our performance and assessing our prospects for the future, and that it provides useful supplemental information to the investors. The presentation does not include any adjustments to give pro forma effect to the financial restructuring as of an earlier date and is not intended to be indicative of the results that would have been obtained had the restructuring been completed at the beginning of the period. In addition, it is not indicative of results to be expected in future periods.


COMBINED COMPANIES STATEMENTS OF OPERATIONS
(AMOUNTS IN (POUND)MILLIONS)
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                                              9 MONTHS       6 MONTHS      9 MONTHS
                                                                                 ENDED          ENDED         ENDED
                                                                             SEPT. 30,       JUNE 30,     SEPT. 30,
                                                                                  2004           2004          2004
                                                                         -------------- -------------- -------------
                                                                           REORGANIZED    PREDECESSOR      COMBINED
                                                                               COMPANY        COMPANY     COMPANIES
--------------------------------------------------------------------------------------- -------------- -------------
REVENUE

  Consumer Sales Division                                                          238            470           708
  Business Sales Division                                                           63            130           193
--------------------------------------------------------------------------------------- -------------- -------------
  TOTAL CABLE SEGMENT                                                              301            600           901
  Content Segment                                                                   27             54            81
--------------------------------------------------------------------------------------- -------------- -------------
TOTAL REVENUE                                                                      328            654           982
--------------------------------------------------------------------------------------- -------------- -------------
OPERATING COSTS AND EXPENSES

  Cable segment expenses                                                          (72)          (153)         (225)
  Content segment expenses                                                        (17)           (34)          (51)
  Depreciation                                                                   (103)          (184)         (287)
  Amortization                                                                     (9)              -           (9)
--------------------------------------------------------------------------------------- -------------- -------------
  Cost of revenue                                                                (201)          (371)         (572)
   SG&A                                                                          (117)          (244)         (361)
--------------------------------------------------------------------------------------- -------------- -------------
                                                                                 (318)          (615)         (933)
--------------------------------------------------------------------------------------- -------------- -------------
OPERATING INCOME                                                                    10             39            49
OTHER INCOME/(EXPENSE)

  Interest income                                                                    6             15            21
  Interest expense (including amortization of debt discount)                      (49)          (230)         (279)
  Foreign exchange gains, net                                                        -             40            40
  Share of net income of affiliates                                                  4              8            12
  Other, net                                                                         -            (1)           (1)
--------------------------------------------------------------------------------------- -------------- -------------
LOSS BEFORE INCOME TAXES                                                          (29)          (129)         (158)
  Income taxes (charge)                                                              -            (1)           (1)
--------------------------------------------------------------------------------------- -------------- -------------
NET LOSS                                                                          (29)          (130)         (159)
--------------------------------------------------------------------------------------- -------------- -------------

The Statement of Operations for the Combined Companies for the nine months ended September 30, 2004 excludes the Predecessor Company's Statement of
Operations for July 1, 2004.



COMBINED COMPANIES STATEMENTS OF CASH FLOWS
(AMOUNTS IN (POUND)MILLIONS)
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                    9 MONTHS        6 MONTHS                     9 MONTHS
                                                                       ENDED           ENDED                        ENDED
                                                                   SEPT. 30,        JUNE 30,       JULY 1,      SEPT. 30,
                                                                        2004            2004          2004           2004
                                                               -------------- --------------- ------------- --------------
                                                                 REORGANIZED     PREDECESSOR   PREDECESSOR       COMBINED
                                                                     COMPANY         COMPANY       COMPANY      COMPANIES
----------------------------------------------------------------------------- ----------------------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                (29)           (130)             -          (159)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
Depreciation                                                             103             184             -            287
Amortization                                                               9               -             -              9
Amortization of deferred financing costs and debt
 discount                                                                  -              30             -             30
Deferred taxes charge                                                      -               1             -              1
Unrealized gains on foreign currency translation                           -            (40)             -           (40)
Non-cash accrued stock-based compensation cost                             3               -             -              3
Share of net income of affiliates                                        (4)             (8)             -           (12)
Amounts written off investments                                            -               1             -              1
Changes in operating assets and liabilities, net of
 effect of acquisition of subsidiaries:
  Change in receivables                                                  (7)               9             -              2
  Change in prepaid expenses                                               5            (25)             -           (20)
  Change in other assets                                                 (2)             (3)             -            (5)
  Change in accounts payable                                              10              27             -             37
  Change in other liabilities                                           (16)             124             -            108
----------------------------------------------------------------------------- ----------------------------- --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 72             170             -            242
----------------------------------------------------------------------------- ----------------------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property and equipment                                    (50)           (127)             -          (177)
Repayment/(payment) of loans made to affiliates, net                       6             (4)             -              2
Disposal of affiliate                                                      -               7             -              7
----------------------------------------------------------------------------- ----------------------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                                   (44)           (124)             -          (168)
----------------------------------------------------------------------------- ----------------------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

Release/(placement) of restricted cash                                    14               2          (36)           (20)
Capital element of capital lease repayments                             (10)            (23)             -           (33)
Repayment of credit advance                                                -               -         (160)          (160)
Payment of bank facility amendment fee                                     -               -          (22)           (22)
----------------------------------------------------------------------------- ----------------------------- --------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                        4            (21)         (218)          (235)
----------------------------------------------------------------------------- ----------------------------- --------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      32              25         (218)          (161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           -             427           452            427
CASH AND CASH EQUIVALENTS TRANSFERRED FROM PREDECESSOR
  COMPANY TO REORGANIZED COMPANY                                         234               -         (234)              -
----------------------------------------------------------------------------- ----------------------------- --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               266             452             -            266
----------------------------------------------------------------------------- ----------------------------- --------------

Supplementary cash flow information:

Cash paid for interest, net                                             (39)            (61)            -           (100)
Cash received for income taxes                                             -               2            -               2


COMBINED COMPANIES SEGMENT INFORMATION
(AMOUNTS IN (POUND)MILLIONS)
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                              9 MONTHS       6 MONTHS      9 MONTHS
                                                                                 ENDED          ENDED         ENDED
                                                                             SEPT. 30,       JUNE 30,     SEPT. 30,
                                                                                  2004           2004          2004
                                                                           -----------------------------------------
                                                                           REORGANIZED    PREDECESSOR      COMBINED
                                                                               COMPANY        COMPANY     COMPANIES
--------------------------------------------------------------------------------------------------------------------

CABLE SEGMENT
Consumer Sales Division revenue                                                    238            470           708
Business Sales Division revenue                                                     63            130           193
--------------------------------------------------------------------------------------------------------------------
THIRD PARTY REVENUE                                                                301            600           901
Operating costs and expenses (before financial restructuring
 charges)                                                                         (183)          (369)         (552)
--------------------------------------------------------------------------------------------------------------------
ADJUSTED EBITDA including inter-segment costs                                      118            231           349
Inter-segment costs *                                                                2              5             7
--------------------------------------------------------------------------------------------------------------------
ADJUSTED EBITDA                                                                    120            236           356
--------------------------------------------------------------------------------------------------------------------

CONTENT SEGMENT
Content Segment revenue                                                             29             59            88
Operating costs and expenses (before financial restructuring
 charges)                                                                          (25)           (46)          (71)
--------------------------------------------------------------------------------------------------------------------
ADJUSTED EBITDA including inter-segment revenues                                     4             13            17
Inter-segment revenues*                                                             (2)            (5)           (7)
--------------------------------------------------------------------------------------------------------------------
ADJUSTED EBITDA                                                                      2              8            10
--------------------------------------------------------------------------------------------------------------------

RECONCILIATION TO OPERATING INCOME
Cable Segment Adjusted EBITDA                                                      120            236           356
Content Segment Adjusted EBITDA                                                      2              8            10
--------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTED EBITDA                                                              122            244           366
Financial restructuring charges                                                      -            (21)          (21)
Depreciation                                                                      (103)          (184)         (287)
Amortization                                                                        (9)             -            (9)
--------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME                                                              10             39            49
--------------------------------------------------------------------------------------------------------------------

* Inter-segment revenues are revenues of the Content Segment which are costs in the Cable Segment and which are eliminated on consolidation.

     The Segment Information for the Combined Companies for the nine months ended September 30, 2004 excludes the Segment Information of the Predecessor Company for July 1, 2004.

QUARTERLY OPERATING DATA - UNAUDITED

The following table sets out certain operating data for the three-month periods shown. The information represents combined operating statistics for all of our franchises.

---------------------------------------------------------------------------------------------------------------------------------
                                                        SEP. 30,        JUN. 30,        MAR. 31,         DEC. 31,        SEP. 30,
                                                            2004            2004            2004             2003            2003
                                                     REORGANIZED                        PREDECESSOR COMPANY
                                                         COMPANY  ---------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
CUSTOMER DATA
-------------
      Homes passed and marketed (1)                    4,686,799       4,682,777       4,678,182        4,674,764       4,679,688
      Total customer relationships (2)                 1,769,263       1,752,553       1,742,144        1,730,438       1,721,550
      Customer penetration                                 37.7%           37.4%           37.2%            37.0%           36.8%
      Customer additions                                  78,707          67,118          61,997           64,278          62,553
      Customer disconnections                           (61,997)        (56,709)        (50,291)         (55,390)        (60,871)
      Net customer additions                              16,710          10,409          11,706            8,888           1,682
      Revenue Generating Units ("RGUs") (3)            3,539,185       3,447,254       3,363,240        3,286,706       3,217,600
      RGUs per customer                                     2.00            1.97            1.93             1.90            1.87
      Net RGU additions                                   91,931          84,014          76,534           69,106          49,395
      Average monthly revenue per customer (4)      (pound)45.05    (pound)44.98    (pound)45.05     (pound)44.42    (pound)43.93
      Average monthly churn (5)                             1.2%            1.1%            1.0%             1.1%            1.2%
---------------------------------------------------------------------------------------------------------------------------------
BUNDLED CUSTOMERS
-----------------
      Customers subscribing to two or more services    1,338,632       1,312,842       1,291,141        1,264,756       1,239,659
      Customers subscribing to three services
        ("triple play")                                  431,290         381,859         329,955          291,512         256,391
      Percentage of dual or triple-service
       customers                                           75.7%           74.9%           74.1%            73.1%           72.0%
      Percentage of triple-service customers               24.4%           21.8%           18.9%            16.8%           14.9%
---------------------------------------------------------------------------------------------------------------------------------
CABLE TELEVISION
----------------
      Television ready homes passed and marketed       4,686,799       4,682,777       4,678,182        4,674,764       4,679,688
      Total subscribers                                1,297,304       1,288,272       1,285,797        1,272,064       1,258,549
      Quarterly net additions                              9,032           2,475          13,733           13,515           8,038
      Television penetration                               27.7%           27.5%           27.5%            27.2%           26.9%
      Digital ready homes passed and marketed          4,405,162       4,401,860       4,386,050        4,306,251       4,292,032
      Digital subscribers                              1,078,623       1,052,855       1,029,759          987,873         945,595
      Quarterly net digital additions                     25,768          23,096          41,886           42,278          34,404
      Penetration of digital subscribers to total
        subscribers                                        83.1%           81.7%           80.1%            77.7%           75.1%
      Average monthly churn                                 1.4%            1.3%            1.2%             1.3%            1.4%
      Average monthly revenue per subscriber (4)   (pound)20.72     (pound)20.53    (pound)21.18     (pound)21.16    (pound)20.93
---------------------------------------------------------------------------------------------------------------------------------
CONSUMER TELEPHONY
------------------
      Telephony ready homes passed and marketed        4,682,002       4,677,861       4,674,932        4,670,494       4,678,970
      3-2-1 telephony subscribers (metered)            1,082,125       1,105,056       1,130,171        1,144,474       1,164,549
      Talk subscribers (unmetered)                       552,534         516,313         481,976          455,559         427,092
      Total subscribers                                1,634,659       1,621,369       1,612,147        1,600,033       1,591,641
      Quarterly net additions                             13,290           9,222          12,114            8,392           3,283
      Telephony penetration                                34.9%           34.7%           34.5%            34.3%           34.0%
      Average monthly churn                                 1.2%            1.1%            1.0%             1.1%            1.2%
      Average monthly revenue per subscriber (4)    (pound)23.53    (pound)23.70    (pound)24.20     (pound)24.13    (pound)24.53
---------------------------------------------------------------------------------------------------------------------------------
CONSUMER INTERNET
-----------------
      Broadband ready homes passed and
       marketed                                        4,405,162       4,401,860       4,386,050        4,306,251       4,292,032
      Total metered dial-up internet
       subscribers                                        39,196          47,884          50,953           49,368          52,353
      Total unmetered dial-up internet
       subscribers                                       127,745         151,457         177,250          184,009         190,571
      Total broadband internet subscribers               607,222         537,613         465,296          414,609         367,410
      Quarterly net broadband additions                   69,609          72,317          50,687           47,199          38,074
      Broadband internet penetration                       13.8%           12.2%           10.6%             9.6%            8.6%
      Average monthly churn                                 1.3%            1.2%            1.0%             1.1%            1.2%
      Average monthly revenue per
        broadband subscriber (4)                    (pound)22.27    (pound)23.04    (pound)22.57     (pound)22.97    (pound)22.52
---------------------------------------------------------------------------------------------------------------------------------

(1) The number of homes within our service area that can potentially be served by our network with minimal connection costs.

(2) The number of customers who receive at least one level of service, encompassing television, telephony and broadband services, without regard to which service(s) customers purchase.

(3) Revenue Generating Units or RGUs represent the sum total of all primary analog television, digital television, broadband and telephony subscribers. Dial-up internet subscribers, second telephone lines and additional TV outlets are not included although they are revenue generating for Telewest.

(4) Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the Consumer sales division's US GAAP total quarterly revenue of residential customers, including installation revenues, divided by the average number of residential customers in the quarter. The same methodology is used for television, telephony and broadband ARPU.

(5) Average monthly churn represents the total number of customers who disconnected during the quarter divided by the average number of customers in the quarter, divided by three. Subscribers who move premises within Telewest's addressable areas (known as Moves and Transfers) and retain Telewest's services are excluded from this churn calculation.

RESULTS OF OPERATIONS

The following represents a discussion of the Results of Operations for the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003. The Results of Operations for the three months ended September 30, 2004 represent those of the Reorganized Company, the Results of Operations for the nine months ended September 30, 2004 represent those of the Combined Companies and the Results of Operations for the three and nine months ended September 30, 2003 represent those of the Predecessor Company.

We operate in two segments: Cable and Content. Our chief operating decision-maker receives performance and subscriber data for the Cable segment (including telephony, television and internet product lines), however support, service and network costs are compiled only at the Cable segment level. The Content segment supplies TV programming to the UK pay-television broadcasting market and its operating results, which are naturally separate from the Cable segment, are regularly reviewed by the chief operating decision-maker. Revenues derived by the Content segment from the Cable segment are eliminated on consolidation.

Our financial condition and results of operations for the three months and nine months ended September 30, 2004 and 2003, in each case based upon financial information prepared in accordance with US GAAP, are discussed below.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Except where otherwise stated in this section, all comparisons compare the Reorganized Company's three-month period ended September 30, 2004 to the Predecessor Company's three-month period ended September 30, 2003.

Consolidated revenue increased by (pound)3 million or 0.9% from (pound)325 million for the three months ended September 30, 2003 to (pound)328 million for the three months ended September 30, 2004. The increase was attributable to a (pound)11 million or 4.8% increase in Consumer sales division revenue, offset by a (pound)8 million or 11.3% decrease in Business sales division revenue. Content segment revenue remained flat at (pound)27 million in both periods.

CABLE SEGMENT

The Cable segment reported Adjusted EBITDA was (pound)120 million for the three months ended September 30, 2004, as compared to (pound)110 million for the three months ended September 30, 2003. The increase in Adjusted EBITDA arose through increases in Consumer sales division revenue and a decrease in operating costs and expenses, partially offset by a reduction in Business sales division revenue.

CONSUMER SALES DIVISION

Consumer sales division revenue represents a combination of cable television revenue, consumer cable telephony revenue, and internet income.

CONSUMER SALES DIVISION                                 3 MONTHS ENDED      3 MONTHS ENDED             %
                                                         SEPTEMBER 30,       SEPTEMBER 30,     INCREASE/
                                                                  2004                2003     (DECREASE)
---------------------------------------------------     ---------------     --------------     -----------
Revenue (in millions)
     Total Consumer Sales Division                       (pound)   238       (pound)   227           4.8%
                                                         =============       =============

Homes passed and marketed (1)                                4,686,799           4,679,688           0.2%
Total customer relationships (2)                             1,769,263           1,721,550           2.8%
Customer penetration                                             37.7%               36.8%           2.4%
Revenue Generating Units ("RGUs") (3)                        3,539,185           3,217,600          10.0%
Average monthly revenue per customer (4)                  (pound)45.05        (pound)43.93           2.5%
Average monthly churn (5)                                         1.2%                1.2%              -
Customers subscribing to two or more services                1,338,632           1,239,659           8.0%
Dual or triple penetration                                       75.7%               72.0%           5.1%
Customers subscribing to three services ("triple
  play")                                                       431,290             256,391          68.2%
Triple-service penetration                                       24.4%               14.9%          63.8%


Notes:

(1) The number of homes within our service areas that can potentially be served by our network with minimal connection costs.
(2) The number of customers who receive at least one level of service, encompassing television, telephony and broadband services, without regard to which service(s) customers purchase.
(3) Revenue Generating Units or RGUs represent the sum total of all primary analog television, digital television, broadband and telephony subscribers. Dial-up internet subscribers, second telephone lines and additional TV outlets are not included although they are revenue generating for Telewest.
(4) Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the Consumer sales division's US GAAP total quarterly revenue of residential customers, including installation revenues, divided by the average number of residential customers in the quarter. The same methodology is used for television, telephony and broadband ARPU.
(5) Average monthly churn represents the total number of customers who disconnected during the quarter divided by the average number of customers in the quarter, divided by three. Subscribers who move premises within Telewest's addressable areas (known as Moves and Transfers) and retain Telewest's services are excluded from this churn calculation.



Overall Consumer sales division revenues increased by (pound)11 million or 4.8% from (pound)227 million for the three months ended September 30, 2003 to (pound)238 million for the three months ended September 30, 2004. Substantially all of the increase resulted from growth in internet revenue, coupled with a small increase in cable television revenue, and partially offset by a decrease in residential telephony revenue.

Cable television revenue increased for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, primarily due to an increase in customers over the year, a price rise of (pound)1 on our mid-tier pack from July 1, 2004 and selected price rises on our premium channels. With effect from November 1, 2004, we increased the price of our digital Starter pack by (pound)1 to (pound)4.50 per month.

Consumer telephony decreased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to continued decline in usage (particularly as customers switch to mobile handset use), price reductions on July 1, 2004 for certain unmetered products and the continuing decline in second line penetration (driven by the continuing migration from dial-up to broadband internet). These reductions were partially offset by an increase in customers over the year.

Internet revenue increased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to an increase in customers over the year.

Overall, the Consumer sales division's average monthly revenue per customer increased (pound)1.12 or 2.5% from (pound)43.93 for the three months ended September 30, 2003 to (pound)45.05 for the three months ended September 30, 2004. The increase in average monthly revenue per customer was attributable to increasing broadband internet and "triple play" penetration. Dual or triple penetration grew from 72.0% at September 30, 2003 to 75.7% at September 30, 2004. The increase in dual or triple penetration was primarily a result of the growth of our broadband internet services, subscribers to which generally also subscribe to one or more of our cable television or residential telephony products. As at September 30, 2004, approximately 93.9% of our blueyonder broadband subscribers took at least one of our cable television or residential telephony products, up from 93.6% at September 30, 2003 and 71.0% took all three services at September 30, 2004 up from 69.8% at September 30, 2003.

During the three-month period ended September 30, 2004, total residential subscribers increased by 16,710 or approximately 1.0% as customer growth continued for the fifth consecutive quarter following losses in residential subscribers in the first half of 2003. This increase was achieved due to new product propositions, such as our 256Kb broadband service, promotional campaigns, such as our "3 for (pound)30" offer and offering discounts on premium channels for customers bundling TV with a flat rate telephone package.

This increase is also reflected in the growth of RGUs which grew by 91,931 in the three months ended September 30, 2004 compared to 49,395 in the corresponding period in 2003.

Average monthly subscriber churn remained flat at 1.2% for the three months ended September 30, 2003 and September 30, 2004. However, subscriber growth was partially offset by increased churn in the three months ended September 30, 2004 of 1.2% over 1.1% for the three months ended June 30 2004 and 1.0% for the three months ended March 31, 2004. These quarterly increases were primarily due to seasonal uplift in house move activity coupled with increased non-pay churn as a result of higher acquisition activity over recent quarters.

We anticipate that further growth in internet revenue should lead to overall revenue growth for the Consumer sales division for the remainder of 2004. However, this is contingent upon, among other things, continued growth in consumer demand for internet broadband services generally, and our service offerings in particular, as well as our ability to manage broadband internet customer churn.

CABLE TELEVISION                                        3 MONTHS ENDED      3 MONTHS ENDED             %
                                                         SEPTEMBER 30,       SEPTEMBER 30,     INCREASE/
                                                                  2004                2003     (DECREASE)
---------------------------------------------------     ---------------     ---------------    -----------
Cable television subscribers - digital                       1,078,623             945,595          14.1%
Cable television subscribers - analog                          218,681             312,954         (30.1%)
                                                        ---------------     ---------------
Total cable television subscribers                           1,297,304           1,258,549           3.1%
                                                        ===============     ===============

Television ready homes passed and marketed                   4,686,799           4,679,688           0.2%
Digital ready homes passed and marketed                      4,405,162           4,292,032           2.6%
Percentage of digital subscribers to total
  subscribers                                                    83.1%               75.1%          10.7%
Television penetration                                           27.7%               26.9%           3.0%
Average monthly revenue per CATV subscriber               (pound)20.72        (pound)20.93          (1.0%)
Average monthly churn                                             1.4%                1.4%             -



Total cable television customers connected increased by 3.1% from 1,258,549 at September 30, 2003 to 1,297,304 at September 30, 2004 largely as a result of a return to growth in the number of subscribers. We added 9,032 cable television subscribers in the three-month period ended September 30, 2004 compared with 8,038 during the three-month period ended September 30, 2003. Television penetration increased by 3.0% to 27.7% at September 30, 2004 from 26.9% at September 30, 2003. The reason for this increase is primarily new products, such as "Free TV" and "3 for (pound)30" and offering discounts on premium channels for customers bundling TV with a flat rate telephone package, together with the effect of new channels added to our Starter and Essential packages in July 2004.

Our digital television services have been rolled out in all franchise areas, except for certain of the areas covered by Eurobell South-East and Cabletime, where we currently offer only our analog service. We are in the course of upgrading parts of these areas and now deliver digital services to approximately 94% of our network. As a result of this substantially completed roll-out, our cable television customers continue to migrate from our analog services to our digital services, where in aggregate, they generate higher monthly revenues. The migration of analog customers to digital slowed during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, a trend that we expect to continue during the remaining quarter of 2004.

Average monthly revenue per CATV subscriber decreased by (pound)0.21 or 1.0% from (pound)20.93 for the three months ended September 30, 2003 to (pound)20.72 for the three months ended September 30, 2004, primarily due to falling additional outlet penetration in digital and analog services.

Average monthly churn remained flat at 1.4% for the three months ended September 30, 2003 and September 30, 2004. However, CATV subscriber growth was partially offset by increased churn in the three months ended September 30, 2004 of 1.4% over 1.3% for the three months ended June 30 2004 and 1.2% for the three months ended March 31, 2004. These quarterly increases were primarily due to seasonal uplift in house move activity coupled with increased non-pay churn as a result of higher acquisition activity over recent quarters.

We continue to improve the range of content included in our digital television packs. The entry level starter pack was expanded in the three-month period ended September 30, 2004 to incorporate the five most popular digital television channels and the mid-tier Essential pack now includes the top fifteen. Alongside these changes, we increased the price of our Essential pack by (pound)1 per month with effect from July 1, 2004.

We expect to begin rolling out Video On Demand (VOD) in the first half of 2005 and Personal Video Recorder (PVR) services in the second half of 2005.

CONSUMER TELEPHONY                                    3 MONTHS ENDED     3 MONTHS ENDED               %
                                                       SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                                2004               2003      (DECREASE)
-------------------------------------------------     ---------------    ---------------      ---------
3-2-1 subscribers                                          1,082,125          1,164,549           (7.1%)
Total Talk subscribers                                       552,534            427,092           29.4%
                                                      ---------------    ---------------
Total residential telephony subscribers                    1,634,659          1,591,641            2.7%
                                                      ===============    ===============

Telephony ready homes passed and marketed                  4,682,002          4,678,970            0.1%
Telephony penetration                                          34.9%              34.0%            2.6%
Average monthly revenue per subscriber                  (pound)23.53       (pound)24.53           (4.1%)
Average monthly churn                                           1.2%               1.2%               -


Total consumer telephony subscribers increased by 2.7% from 1,591,641 at September 30, 2003 to 1,634,659 at September 30, 2004. Additions in the three months ended September 30, 2004 were 13,290 compared to 3,283 in the three months ended September 30, 2003, following five previous quarters of net losses. These increases resulted principally from an increase in the number of subscribers to our "Talk" products partly offset by a decrease in the number of subscribers to our 3-2-1 product.

Talk Unlimited is our 24-hour, 7 day-a-week fixed-fee residential telephony package with unlimited local and national calls (excluding calls to non-geographic, premium rate and mobile telephone numbers) in the UK. This service is successful in attracting new customers to our services, and generates higher average revenue per customer from existing subscribers who migrate from our standard metered telephony services, 3-2-1. Talk Unlimited is available in all of our franchise areas.

In the first six months of 2003, we expanded our flat rate telephony service by launching Talk Evenings and Weekends, a telephony service offering unlimited local and national evening and weekend calls to anywhere in the UK (including line rental) at a flat monthly rate. We also launched Talk International, which offers reduced rates to all international destinations, to our Talk Unlimited and Talk Evenings and Weekends subscribers at a fixed monthly rate.

We have recently introduced a further "Talk" package, Talk Mobile, which gives customers significant discounts on calls to mobile telephones for a fee of (pound)1.50 per month on top of the usual line rental.

Telephony penetration increased 2.6% to 34.9% at September 30, 2004 from 34.0% at September 30, 2003, principally as a result of new product propositions and promotional campaigns.

Average monthly revenue per telephony subscriber decreased by (pound)1.00 or 4.1% from (pound)24.53 for the three months ended September 30, 2003 to (pound)23.53 for the three months ended September 30, 2004, primarily due to declining usage revenue as a result of mobile substitution and reductions in second line penetration as customers migrate from dial-up to broadband internet.

Year on year, average monthly telephony subscriber churn remained flat at 1.2% for the three months ended September 30, 2003 and September 30, 2004. However, subscriber growth was partially offset by increased churn in the three months ended September 30, 2004 of 1.2% over 1.1% for the three months ended June 30 2004 and 1.0% for the three months ended March 31, 2004. These quarterly increases were primarily due to seasonal uplift in house move activity coupled with increased non-pay churn as a result of higher acquisition activity over recent quarters.

CONSUMER INTERNET                                     3 MONTHS ENDED     3 MONTHS ENDED              %
                                                       SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                                2004               2003      (DECREASE)
-------------------------------------------------     ---------------    ---------------     -----------
INTERNET SUBSCRIBERS
Blueyonder broadband                                         607,222            367,410           65.3%
Blueyonder SurfUnlimited                                     127,745            190,571          (33.0%)
Blueyonder pay-as-you-go                                      39,196             52,353          (25.1%)
                                                      ---------------    ---------------
Total internet subscribers                                   774,163            610,334           26.8%
                                                      ===============    ===============

BLUEYONDER BROADBAND
Broadband ready homes passed and marketed                  4,405,162          4,292,032            2.6%
Broadband internet penetration                                 13.8%               8.6%           60.5%
Average monthly revenue per broadband subscriber        (pound)22.27       (pound)22.52           (1.1%)
Average monthly churn                                           1.3%               1.2%            8.3%


Total blueyonder broadband internet subscribers increased by 65.3% from 367,410 at September 30, 2003, to 607,222 at September 30, 2004. Additions in the three months ended September 30, 2004 were 69,609 compared to 38,074 in the three months ended September 30, 2003. Blueyonder broadband subscriber numbers continued to increase as a result of new customer additions, the migration of subscribers from our blueyonder pay-as-you-go and blueyonder SurfUnlimited dial-up internet services, and the successful launch of our lower tier 256Kb service in March 2004. (We had offered the 256Kb service to our existing subscribers since December 2003).

Broadband internet penetration increased 60.5% to 13.8% at September 30, 2004 from 8.6% at September 30, 2003, principally as a result of the launch of our 256Kb product (being 5 times faster than our dial-up product) and promotional bundles of our broadband internet products, with some 42% of new installations in the three months ended September 30, 2004 being new customers to the Company.

Blueyonder broadband internet customers have significantly contributed to the growth in our average monthly revenue. As at September 30, 2004, 431,290 broadband internet customers, or approximately 24.4% of our total customers, were "triple play" customers who also take both cable television and residential telephony services from us (compared with 256,391 and 14.9% at September 30, 2003), and 32.2% of our total customers took broadband internet and at least one of these two other services. Blueyonder broadband is also successful in attracting new customers to the Company, with approximately 42.0% of broadband installations in the three months ended September 30, 2004, being subscribers who were not existing customers.

Average monthly revenue per broadband subscriber decreased by (pound)0.25 or 1.1% from (pound)22.52 for the three months ended September 30, 2003 to (pound)22.27 for the three months ended September 30, 2004 primarily due to the introduction of the lower tier 256Kb product.

Blueyonder broadband internet average monthly churn increased to 1.3% for the three-month period ended September 30, 2004 compared to 1.2% for the corresponding period in 2003, 1.2% for the three-month period ended June 30, 2004 and 1.0% for the three-month period ended March 31, 2004 primarily as a result of seasonal uplift in house move activity, increased non-pay churn as a result of higher acquisition activity over recent quarters and increased competition.

In May 2004, we increased by approximately 50% the connection speeds of our top three broadband tiers at no additional cost to our customers. The standard blueyonder broadband service increased in speed from 512Kb to 750Kb. The 1Mb and 2Mb services increased to speeds of 1.5Mb and 3Mb, respectively.

Dial-up internet subscribers to our blueyonder SurfUnlimited product, which introduces our subscribers to a reliable fixed-fee unmetered service, together with our blueyonder pay-as-you-go metered internet service decreased by approximately 76,000 or 31.3% from approximately 243,000 at September 30, 2003 to approximately 167,000 at September 30, 2004, as subscribers continued to migrate to our blueyonder broadband internet services.

We believe we are the broadband internet market leader in our addressable areas (those areas of the country where consumers are able to receive our broadband internet services) with around 71% market share. We have achieved strong multi-service penetration amongst our broadband customers, with 71.0% subscribing to the full "triple play" and 94% to at least one other product as of September 30, 2004.

BUSINESS SALES DIVISION

Business sales division revenue is derived from the delivery of business communications solutions through a combination of voice, data and managed solutions services.

BUSINESS SALES DIVISION                             3 MONTHS ENDED     3 MONTHS ENDED               %
                                                     SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                              2004               2003      (DECREASE)
-----------------------------------------------    ----------------    ---------------     -----------
Revenue (in millions)
     Business services                               (pound)    54       (pound)   59          (8.5%)
     Carrier services                                            9                 12         (25.0%)
                                                   ----------------    ---------------
     Total Business Sales Division                   (pound)    63       (pound)   71         (11.3%)
                                                   ================    ===============


Business sales division revenue decreased by (pound)8 million or 11.3% from (pound)71 million for the three months ended September 30, 2003 to (pound)63 million for the three months ended September 30, 2004. The decline in revenues included (pound)1 million arising as a result of the derecognition of deferred revenues under fresh-start reporting for which no future contractual performance obligations exist.

Business services revenue (which comprises voice, data and travel revenues) decreased by (pound)5 million or 8.5% from (pound)59 million for the three months ended September 30, 2003 to (pound)54 million for the three months ended September 30, 2004. The decrease primarily resulted from a 12% fall in voice revenue, (driven particularly by a fall in minutes of use) and a 44% fall in legacy travel sector revenue, partially offset by a 7% increase in data products revenue.

Our carrier services unit, which provides our fiber optic national network to other carriers and operators (for example T-Mobile, a mobile telephone company), contributed (pound)9 million of revenue for the three months ended September 30, 2004 compared with (pound)12 million for the corresponding period in 2003. Revenues from the carrier services unit tend to be derived from a relatively small number of high value, short and long-term contracts and can therefore fluctuate significantly from period to period. Over recent periods our carrier services unit has been negatively impacted by a general weakness in the market in which we operate, a trend which we expect will continue.

As the market for business services, and in particular business voice services, remains intensely competitive, we believe that the most significant opportunities to expand Business sales division revenues will be further penetration of data services to our existing customer base and expansion of our presence in the public sector market. The success of those efforts will be primarily contingent upon our ability to offer reliable, competitively priced services to business and public sector users.

We have reorganized the Business sales division to provide a differentiated service to customers, based more closely on the services and products they have or may require in the future, with separate service models for standard and complex customer segments. These changes have resulted in cost savings and have impacted revenue growth in 2004. However, we believe these changes will lay the foundation for profitable future growth.

As part of our strategy of introducing new voice products to defend declining telephony usage, we successfully launched our new SRS (Special Rate Services) Advanced Solutions product during the third quarter. We had previously launched Carrier Pre-Select and Wholesale Line Rental services during the second quarter and we have now secured a number of contracts for these services.

CONTENT SEGMENT

The Content segment reported Adjusted EBITDA was (pound)2 million for the three months ended September 30, 2004, as compared to (pound)0 million for the three months ended September 30, 2003. The increase in Adjusted EBITDA arose through decreases in operating costs and expenses, partially offset by a reduction in total segment revenues.

CONTENT SEGMENT REVENUE

Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through our content subsidiary Flextech.

CONTENT SEGMENT                                       3 MONTHS ENDED     3 MONTHS ENDED               %
                                                       SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                                2004               2003      (DECREASE)
-------------------------------------------------    ----------------    ---------------     -----------
Revenue (in millions)
     Subscription revenue                              (pound)    10      (pound)    10              -
     Advertising revenue                                          14                 12           16.7%
     Other revenue                                                 3                  5          (40.0%)
                                                     ----------------    ---------------
     Net revenue (1)                                   (pound)    27      (pound)    27              -
                                                     ================    ===============

Number of paying homes receiving Telewest
   programming - (millions)                                      9.4                9.0            4.4%
Share of the net income of UKTV (millions)              (pound)    3      (pound)     3               -
UK television advertising market share (2)                      4.6%               4.0%           15.0%

Notes

(1) Net revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of (pound)2 million for the three months ended September 30, 2004 and (pound)3 million for the three months ended September 30, 2003.
(2) Including 100% of the market share of UKTV.


After the elimination of inter-segment revenues of (pound)3 million for the three months ended September 30, 2003 and (pound)2 million for the three months ended September 30, 2004, the net revenue of the Content segment remained flat period-on-period. Subscription revenues remained flat in both periods and an increase in advertising revenues was offset by the loss of other revenue resulting from the disposal of non-core businesses.

Before the elimination of inter-segment trading between Flextech and the rest of our business, the Content segment's overall revenue decreased by (pound)1 million or 3.3% from (pound)30 million for the three months ended September 30, 2003 to (pound)29 million for the three months ended September 30, 2004.

After the elimination of inter-segment revenues, subscription revenue increased marginally. We believe subscriber growth is likely to continue.

The Content segment's increased advertising revenue resulted from the relative viewing strength of its channels, despite increased competition in the multi-channel market. The UK advertising market is showing signs of growth after a period of contraction, and we believe that this will drive continued growth in advertising revenues, to be supplemented by growth in subscription revenues as pay-television penetration rates improve.

The decrease in other revenue reflects primarily a reduction in rights revenue and a reduction in the number of our transponders from two to one, and the resulting loss of sublease revenue.

Our Content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.



COMBINED CABLE AND CONTENT SEGMENTS

OPERATING COSTS AND EXPENSES


OPERATING COSTS AND EXPENSES (IN MILLIONS)            3 MONTHS ENDED      3 MONTHS ENDED               %
                                                       SEPTEMBER 30,       SEPTEMBER 30,       INCREASE/
                                                                2004                2003      (DECREASE)
-------------------------------------------------    ----------------     ---------------     -----------
Cable segment expenses                                 (pound)    72      (pound)     78          (7.7%)
Content segment expenses                                          17                  19         (10.5%)
Depreciation                                                     103                  96           7.3%
Amortization                                                       9                   -              -
                                                     ----------------     ---------------
Cost of revenue                                                  201                 193           4.1%
SG&A (excluding financial restructuring charges)                 117                 118          (0.8%)
Financial restructuring charges                                    -                   9              -
                                                     ----------------     ---------------
TOTAL OPERATING COSTS AND EXPENSES                     (pound)   318      (pound)    320          (0.6%)
                                                     ================     ===============


Our total operating costs and expenses decreased due to decreased Cable segment expenses, Content segment expenses, SG&A and financial restructuring charges, partially offset by increased depreciation and amortization charges.

In total, the Cable segment's expenses decreased by 7.7% for the three months ended September 30, 2004, compared with the corresponding period in 2003 and consist of cable programming expenses for our consumer cable television services and cable telephony expenses for our consumer and business telephony products.

Cable programming expenses decreased principally as the result of an increase in the number of our television subscribers choosing to subscribe to packages with fewer or no premium channels, and favorable renegotiations of content contracts with certain programmers.

A decrease in cable telephony expenses resulted principally from lower interconnect charges, particularly as a result of the regulatory environment pressures on pricing, (primarily mobile calls) and a continued decline in call usage.

The Content segment's expenses consist principally of amortization costs of programming shown on its television channels and the costs of advertising sales those channels receive. The Content segment's expenses were 58.6% of the Content segment's revenues (including inter-segment sales to Telewest) for the three months ended September 30, 2004 compared with 63.3% on the same basis for the three months ended September 30, 2003. The decrease in the Content segment's cost of revenue is due to improved efficiency surrounding programming.

The increase in depreciation expense was primarily attributable to the recognition of increased values of property and equipment following the adoption of fresh-start accounting with effect from July 1, 2004, offset by the decreasing levels of capital expenditure.

Amortization expense was (pound)9 million for the three months ended September 30, 2004 compared to zero in the three months ended September 30, 2003 and was attributable to the recognition of new intangible assets following the adoption of fresh-start accounting with effect from July 1, 2004. Under fresh-start accounting, we have valued and begun the amortization of our customer lists for the first time.

The decrease in SG&A, which includes, among other items, salary and marketing costs, primarily reflects reductions in payroll costs from decreasing numbers of employees, and net decreases in other overhead expenses, as the Group continues to focus on cost control and achieve cost efficiencies.

Stock-based compensation expense ("SBCE") of (pound)3 million was incurred in the third quarter of 2004 and is included in SG&A. SBCE arises as a result of options and restricted stock issued by the Reorganized Company upon completion of the financial restructuring of the Predecessor Company. SBCE is accounted for in accordance with SFAS 123, Accounting for Stock-Based Compensation. This is a non-cash item and no such expense was incurred in the third quarter of 2003.

We expect levels of capital expenditure to increase slightly in the remainder of 2004 and in 2005, thereby increasing the levels of depreciation. The decline in operating costs and expenses for the three months ended September 30, 2004 reflects costs savings achieved through headcount reductions, rationalization of the property portfolio and other measures. We anticipate continued cost reductions, although at a declining rate as costs are reduced and efficiencies achieved.

Other Income/(Expense)

OTHER INCOME/EXPENSE (IN MILLIONS)                     3 MONTHS ENDED      3 MONTHS ENDED             %
                                                        SEPTEMBER 30,       SEPTEMBER 30,     INCREASE/
                                                                 2004                2003     (DECREASE)
--------------------------------------------------    ----------------    ----------------    -----------
Interest income                                         (pound)     6       (pound)     5          20.0%
Interest expense (including amortisation of debt
  discount)                                                      (49)                (119)        (58.8%)
Foreign exchange gains, net                                         -                  15              -
Share of net income of affiliates                                   4                   2         100.0%
Other, net                                                          -                   1
                                                      ----------------    ----------------
TOTAL OTHER INCOME/(EXPENSE), NET                       (pound)  (39)       (pound)   (96)         (59.4%)
                                                      ================    ================


The net decrease in other expense resulted principally from decreases in interest expense and foreign exchange gains on US dollar-denominated debt following the cancellation of Telewest Communications' indebtedness to Note and Debenture holders in its financial restructuring in July 2004.

We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the three months ended September 30, 2004, we recognized (pound)3 million of interest income from UKTV, compared to (pound)2 million for the three months ended September 30, 2003.

Share of net income of affiliates increased primarily due to an increase in the net share of income of UKTV in the three months ended September 30, 2004. Our principal affiliated companies for the purpose of our share of net income of affiliated companies as at September 30, 2004 included the companies that comprise UKTV and Front Row Television Limited.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Except where otherwise stated in this section, all comparisons compare the Reorganized Company's nine-month period ended September 30, 2004 plus the Predecessor Company's six-month period ended June 30, 2004, (Combined Companies) to the Predecessor Company's nine-month period ended September 30, 2003.

Consolidated revenue increased by (pound)15 million or 1.6% from (pound)967 million for the nine months ended September 30, 2003 to (pound)982 million for the nine months ended September 30, 2004. The increase was attributable to a (pound)31 million or 4.6% increase in Consumer sales division revenue, and a (pound)1 million or 1.3% increase in Content segment revenue, offset by a (pound)17 million or 8.1% decrease in Business sales division revenue.

CABLE SEGMENT

The Cable segment reported Adjusted EBITDA was (pound)356 million for nine months ended September 30, 2004, as compared to (pound)315 million for the nine months ended September 30, 2003. The increase in Adjusted EBITDA arose through increases in Consumer sales division revenue and a decrease in operating costs and expenses, partially offset by a reduction in Business sales division revenue.

CONSUMER SALES DIVISION

Consumer sales division revenue represents a combination of cable television revenue, consumer cable telephony revenue, and internet income.

CONSUMER SALES DIVISION                                9 MONTHS ENDED      9 MONTHS ENDED             %
                                                        SEPTEMBER 30,       SEPTEMBER 30,     INCREASE/
                                                                 2004                2003     (DECREASE)
--------------------------------------------------    ----------------    ----------------    -----------
Revenue (in millions)
     Total Consumer Sales Division                       (pound)  708        (pound)  677           4.6%
                                                      ===============     ===============

Average monthly revenue per customer                     (pound)45.03        (pound)43.10           4.5%


Overall Consumer sales division revenues increased by (pound)31 million or 4.6% from (pound)677 million for the nine months ended September 30, 2003 to (pound)708 million for the nine months ended September 30, 2004. Substantially all of the increase resulted from growth in internet revenues, together with a small increase in cable television revenues, partially offset by a decrease in residential telephony revenues.

Cable television revenue increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to increased customers year-on- year and a price rise on our mid-tier package effective July 1, 2004 and selected price rises on our premium channels.

Consumer telephony revenue decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to declining usage revenue, as discussed above, price reductions for our Talk products and continued decline in second line penetration, driven by continuing migration from dial-up to broadband internet.

Internet revenue increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the launch of our 256Kb product and promotional bundles increasing the awareness of our products.

Overall the Consumer sales division's average monthly revenue per customer increased (pound)1.93 or 4.5% from (pound)43.10 for the nine months ended September 30, 2003 to (pound)45.03 for the nine months ended September 30, 2004. The increase in average monthly revenue per customer was attributable to increasing broadband internet and dual and triple play penetration. Dual or triple penetration grew from 72.0% at September 30, 2003 to 75.7% at September 30, 2004. The increase in dual or triple penetration was primarily a result of the growth of our broadband internet services, subscribers to which generally also subscribe to one or more of our cable television or residential telephony products.

During the nine-month period ended September 30, 2004, total residential subscribers increased by 38,825 compared to net losses of 37,075 subscribers during the nine months ended September 30, 2003, as customer growth continued following losses in residential subscribers in the first six months of 2003. This increase was achieved due to new product propositions and promotional campaigns, as discussed above. This increase is also reflected in the growth of RGUs which grew by 252,479 in the nine months ended September 30, 2004 compared to 47,246 in the corresponding period in 2003.

CABLE TELEVISION                                        9 MONTHS ENDED      9 MONTHS ENDED             %
                                                         SEPTEMBER 30,       SEPTEMBER 30,     INCREASE/
                                                                  2004                2003     (DECREASE)
---------------------------------------------------    ----------------    ----------------    ----------
Cable television net additions/(disconnections)                 25,240            (35,262)             -
Average monthly revenue per CATV subscriber               (pound)20.81        (pound)20.78          0.1%


We added 25,240 cable television subscribers in the nine-month period ended September 30, 2004 compared with net losses of 35,262 subscribers for the nine-month period ended September 30, 2003. The reason for this increase is primarily due to new product propositions and promotional campaigns, as discussed above.

Average monthly revenue per CATV subscriber increased by (pound)0.03 or 0.1% from (pound)20.78 for the nine months ended September 30, 2003 to (pound)20.81 for the nine months ended September 30, 2004 primarily due to a price rise on our mid-tier product and selected price rises on premium channels.


CONSUMER TELEPHONY                                      9 MONTHS ENDED      9 MONTHS ENDED              %
                                                         SEPTEMBER 30,       SEPTEMBER 30,       INCREASE/
                                                                  2004                2003      (DECREASE)
---------------------------------------------------    ----------------    ----------------    -----------
Telephony subscriber net additions/
  (disconnections)                                              34,626            (22,683)              -
Average monthly revenue per subscriber                    (pound)23.81        (pound)24.35         (2.2%)



We added 34,626 residential telephony subscribers in the nine-month period ended September 30, 2004 compared with net losses of 22,683 subscribers for the nine-month period ended September 30, 2003. The reason for this increase is primarily due to more effective marketing, new product propositions and promotional campaigns, as discussed above.

Average monthly revenue per telephony subscriber decreased by (pound)0.54 or 2.2% from (pound)24.35 for the nine months ended September 30, 2003 to (pound)23.81 for the nine months ended September 30, 2004 primarily due to declining usage revenue as a result of mobile substitution, price reductions on Talk products and continuing reduction in second line penetration.

CONSUMER INTERNET                                   9 MONTHS ENDED     9 MONTHS ENDED               %
                                                     SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                              2004               2003      (DECREASE)
-----------------------------------------------    ----------------    ---------------     -----------
BLUEYONDER BROADBAND
Broadband net additions                                    192,613            105,191           83.1%
Average monthly revenue per broadband
  subscriber                                          (pound)22.60       (pound)22.66           (0.3%)


We added 192,613 blueyonder broadband subscribers in the nine-month period ended September 30, 2004 compared with 105,191 subscribers for the nine-month period ended September 30, 2003. The reason for this increase is primarily the launch of our 256Kb product in April 2004 and an increasing demand for broadband internet.

Average monthly revenue per broadband internet subscriber decreased by (pound)0.06 or 0.3% from (pound)22.66 for the nine months ended September 30, 2003 to (pound)22.60 for the nine months ended September 30, 2004 primarily due to the introduction of our lower priced 256Kb product.

BUSINESS SALES DIVISION

Business sales division revenue is derived from the delivery of business communications solutions through a combination of voice, data and managed solutions services.

BUSINESS SALES DIVISION                              9 MONTHS ENDED     9 MONTHS ENDED               %
                                                      SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                               2004               2003      (DECREASE)
------------------------------------------------    ----------------    ---------------     -----------
Revenue (in millions)
     Business services                              (pound)     164     (pound)    173          (5.2%)
     Carrier services                                            29                 37         (21.6%)
                                                    ----------------    ---------------
     Total Business Sales Division                  (pound)     193     (pound)    210          (8.1%)
                                                    ================    ===============


Business sales division revenue decreased by (pound)17 million or 8.1% from (pound)210 million for the nine months ended September 30, 2003 to (pound)193 million for the nine months ended September 30, 2004.

Business services revenue (which comprises voice, data and travel revenues) decreased by (pound)9 million or 5.2% from (pound)173 million for the nine months ended September 30, 2003 to (pound)164 million for the nine months ended September 30, 2004. The decrease primarily resulted from an 11% fall in voice revenue (driven by a fall in minutes of use) and a 36% fall in legacy travel sector revenues, partially offset by a 14% increase in data products revenue. Business sales division's revenue was also impacted by the decline in deferred revenue of (pound)1 million, as discussed above.

Our carrier services unit, which provides our fiber optic national network to other carriers and operators (for example T-Mobile, a mobile telephone company), contributed (pound)29 million of revenue for the nine months ended September 30, 2004 compared with (pound)37 million for the corresponding period in 2003. Revenues from the carrier services unit tend to be derived from a relatively small number of high value, short and long-term contracts and can therefore fluctuate significantly from period to period. Over recent periods our carrier services unit has been negatively impacted by a general weakness in the market in which we operate, a trend which we expect will continue.

CONTENT SEGMENT

The Content segment reported Adjusted EBITDA was (pound)10 million for the nine months ended September 30, 2004, as compared to (pound)5 million for the nine months ended September 30, 2003. The increase in Adjusted EBITDA arose through decreases in operating costs and expenses.

CONTENT SEGMENT REVENUE

Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through our content subsidiary Flextech.

CONTENT SEGMENT                                   9 MONTHS ENDED     9 MONTHS ENDED              %
                                                   SEPTEMBER 30,      SEPTEMBER 30,      INCREASE/
                                                            2004               2003      (DECREASE)
---------------------------------------------    ----------------    ---------------    -----------
Revenue (in millions)
     Subscription revenue                          (pound)    31      (pound)    29           6.9%
     Advertising revenue                                      41                 34          20.6%
     Other revenue                                             9                 17         (47.1%)
                                                 ----------------    ---------------
     Net revenue (1)                               (pound)    81      (pound)    80           1.3%
                                                 ================    ===============

Share of the net income of UKTV                    (pound)    12      (pound)     7

Note

(1) Net revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of (pound)7 million for the nine months ended September 30, 2004 and (pound)8 million for the nine months ended September 30, 2003.


After the elimination of inter-segment revenues of (pound)8 million for the nine months ended September 30, 2003 and (pound)7 million for the nine months ended September 30, 2004, the net revenue of the Content segment increased period-on-period by (pound)1 million or 1.3%. The increase in net revenue was principally as a result of increases in subscription and advertising revenues, partially offset by the loss of other revenue resulting from the disposal of non-core businesses.

Before the elimination of inter-segment trading between the Content segment and the rest of our business, Flextech's revenue remained flat at (pound)88 million for both of the nine-month periods ended September 30, 2003 and 2004.

After the elimination of inter-segment revenues, subscription revenue in the Content segment increased principally as a result of subscriber growth at BSkyB. We believe subscriber growth is likely to continue.

The Content segment's increased advertising revenue resulted from the relative viewing strength of its channels, despite increased competition in the multi-channel market. The UK advertising market is showing signs of growth after a period of contraction, and we believe that this will drive continued growth in advertising revenues, to be supplemented by growth in subscription revenues as pay-television penetration rates improve. The decrease in other revenue reflects primarily the reduction in the number of our transponders from two to one, and the resulting loss of sublease revenue and a reduction in rights revenue.

Our Content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

COMBINED CABLE AND CONTENT SEGMENTS

OPERATING COSTS AND EXPENSES

OPERATING COSTS AND EXPENSES (IN MILLIONS)           9 MONTHS ENDED     9 MONTHS ENDED               %
                                                      SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                               2004               2003      (DECREASE)
------------------------------------------------    ----------------    ---------------     -----------
Cable segment expenses                              (pound)     225      (pound)   240          (6.3%)
Content segment expenses                                         51                 54          (5.6%)
Depreciation                                                    287                294          (2.4%)
Amortization                                                      9                  -               -
                                                    ----------------    ---------------
Cost of revenue                                                 572                588          (2.7%)
SG&A (excluding financial restructuring
  charges)                                                      340                353          (3.7%)
Financial restructuring charges                                  21                 16           31.3%
                                                    ----------------    ---------------
TOTAL OPERATING COSTS AND EXPENSES                  (pound)     933      (pound)   957          (2.5%)
                                                    ================    ===============

Our operating costs and expenses before depreciation and amortization decreased due to decreased Cable segment, Content segment and SG&A expenses.

In total, the Cable segment's expenses decreased by 6.3% in the nine months ended September 30, 2004 compared with the corresponding period in 2003 and consist of cable programming expenses for our consumer cable television services and cable telephony expenses for our consumer and business telephony products.

Cable programming expenses increased principally as the result of an increase in the number of our cable television subscribers, increased costs for additional programming for our digital packages, which have more channels than their analog counterparts, and the marketing of more premium programming, offset by lower programming costs resulting from an increase in the number of our television subscribers choosing to subscribe to packages with fewer or no premium channels, and favorable renegotiations of content contracts with certain programmers.

A decrease in cable telephony expenses resulted principally from improved routing of telephony traffic and a reduction in termination rates for certain calls. We believe future decreases will depend on a continued reduction in call termination rates.

The Content segment's expenses consist principally of amortization costs of programming shown on its television channels and the costs of advertising sales those channels receive. The Content segment's expenses were 58.0% of the Content segment's revenues (including inter-segment sales to Telewest) for the nine months ended September 30, 2004 compared with 61.4% on the same basis for the nine months ended September 30, 2003. The decrease in the Content segment's cost of revenue is due to improved efficiency surrounding programming.

The decrease in depreciation expense was primarily attributable to decreasing levels of capital expenditure partially offset by the recognition of increased values of property and equipment following the adoption of fresh-start accounting with effect from July 1, 2004.

Amortization expense was (pound)9 million for the nine months ended September 30, 2004 compared to zero in the nine months ended September 30, 2003 and was attributable to the recognition of new intangible assets following the adoption of fresh-start accounting with effect from July 1, 2004. Under fresh-start accounting, we have valued and begun the amortization of our customer lists for the first time.

The decrease in SG&A, which includes, among other items, salary and marketing costs, primarily reflects reductions in payroll costs from decreasing numbers of employees, lower allowance for doubtful accounts and net decreases in other overhead expenses, as the Group continues to focus on cost control and achieve cost efficiencies, partially offset by (pound)21 million (up from (pound)16 million in the nine months ended September 30, 2003) of legal and professional costs relating to the Predecessor Company's financial restructuring incurred during the nine months ended September 30, 2004.

Stock-based compensation expense for the nine months ended September 30, 2004, was (pound)3 million, as compared to (pound)0 for the nine months ended September 30, 2003.

We anticipate continued cost reductions, although at a declining rate as costs are reduced and efficiencies achieved.

Other Income/(Expense)

OTHER INCOME/EXPENSE (IN MILLIONS)                   9 MONTHS ENDED     9 MONTHS ENDED               %
                                                      SEPTEMBER 30,      SEPTEMBER 30,       INCREASE/
                                                               2004               2003      (DECREASE)
------------------------------------------------    ----------------    ---------------     -----------
Interest income                                       (pound)    21      (pound)    17           23.5%
Interest expense (including amortisation of
  debt discount)                                              (279)              (366)         (23.8%)
Foreign exchange gains, net                                      40                 84         (52.4%)
Share of net income of affiliates                                12                  4          200.0%
Other, net                                                      (1)                  -               -
                                                    ----------------    ---------------
TOTAL OTHER INCOME/(EXPENSE), NET                     (pound) (207)      (pound) (261)         (20.7%)
                                                    ================    ===============

The net decrease in other expense resulted principally from decreases in interest expense and foreign exchange gains on US dollar-denominated debt following the cancellation of Telewest Communications' indebtedness to Note and Debenture holders in its financial restructuring in July 2004.

We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the nine months ended September 30, 2004, we recognized (pound)9 million of interest income from UKTV, compared to (pound)8 million for the nine months ended September 30, 2003.

Share of net income of affiliates increased primarily due to an increase in the net share of income of UKTV in the nine months ended September 30, 2004. Our principal affiliated companies for the purpose of our share of net income of affiliated companies as at September 30, 2004 included the companies that comprise UKTV and Front Row Television Limited.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Predecessor Company's financial restructuring, on July 14, 2004, the Company became the holding company for substantially all of the assets and liabilities that comprised the business of the Predecessor Company. On July 15, 2004, as part of the financial restructuring, the newly acquired liabilities of the Predecessor Company were reduced by approximately (pound)3.8 billion to approximately (pound)2.0 billion and 245,000,000 shares of the Company's common stock were issued. The Company is a holding company with no independent operations or significant assets other than our investments in Telewest UK. Telewest UK is a holding company with no independent operations or significant assets other than its investments in and advances to subsidiaries. In order to meet its obligations, the Company relies on receiving sufficient cash from Telewest UK and its subsidiaries. The subsidiaries are restricted by the covenants in the amended senior secured credit facility from paying dividends, repaying loans and making other distributions to the Company and Telewest UK. In particular, the amended senior secured credit facility generally restricts the funds available to the Company from TCN to (pound)5 million a year and limits the use of such funds. Future debt instruments may contain similar restrictions that may prevent the Company from meeting its obligations.

The businesses now held by the Company have not historically generated sufficient cash flow from operations to meet their capital expenditure and debt service requirements. As a result of the Predecessor Company's financial restructuring, the Group will have significantly lower interest expense and principal repayment requirements than the Predecessor Company as a result of the reduction of indebtedness. However, the Group's businesses will continue to require cash to fund their operations (including possible operating losses), including the costs of connecting customers to our network, offering and marketing new services, expanding and upgrading our network and debt service repayments. In particular, the Group will need to service interest payments on the amended senior secured credit facility from cash flow from operations and will need to repay most of the (pound)1.84 billion outstanding on the amended senior secured credit facility on or before December 31, 2005. The Group does not expect to be able to generate sufficient free cash flow to repay that debt on December 31, 2005 and will therefore need to refinance a substantial portion of the amended senior secured credit facility before that date.

The Group anticipates that its principal sources of funds will be proceeds from the amended senior secured credit facility, additional vendor financing, where available, possible strategic sales of assets, cash in hand and cash flow from operating activities. Future actual funding requirements could exceed currently anticipated requirements. Differences may result from higher-than-anticipated costs, including higher interest costs on our amended senior secured credit facility as a result of higher interest rates generally, higher capital expenditure and/or lower than anticipated revenues. Actual costs, capital expenditure and revenues will depend on many factors, including, among other things, consumer demand for voice, video, data and internet services, the impact on the business of new and emerging technologies, the extent to which consumer preference develops for cable television over other methods of providing in-home entertainment, the development of the interactive e-commerce market, consumer acceptance of cable telephony as a viable alternative to British Telecommunications' telephony services, the continued downward pressure on telephony margins and the general economic environment.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Contractual obligations and other commercial commitments as at September 30, 2004 are summarized in the tables below.

---------------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                PAYMENTS DUE BY PERIOD
                                          ---------------------------------------------------------------------------------------
                                                     TOTAL       LESS THAN 1       1 - 3 YEARS      3 - 5 YEARS     AFTER 5 YEARS
                                                                        YEAR
                                           (POUND) MILLION   (POUND) MILLION   (POUND) MILLION  (POUND) MILLION   (POUND) MILLION
                                          ---------------------------------------------------------------------------------------
Debt                                                 1,847                 1            1,844                 1                 1
Capital lease obligations                              113                39               63                11                 -
Operating leases                                       131                13               25                20                73
Unconditional purchase obligations                      34                34                -                 -                 -
Other long-term obligations                              -                 -                -                 -                 -
---------------------------------------------------------------------------------------------------------------------------------
Total contractual obligations                        2,125                87            1,932                32                74
---------------------------------------------------------------------------------------------------------------------------------


The following table includes information about other commercial commitments as of September 30, 2004. Other commercial commitments are items that the Group could be obligated to pay in the future. They are not required to be included in the balance sheet.

---------------------------------------------------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS
---------------------------------------------------------------------------------------------------------------------------------
                                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                          ---------------------------------------------------------------------------------------
                                                     TOTAL       LESS THAN 1       1 - 3 YEARS      3 - 5 YEARS     AFTER 5 YEARS
                                                                        YEAR
                                           (POUND) MILLION   (POUND) MILLION   (POUND) MILLION  (POUND) MILLION   (POUND) MILLION
                                          ---------------------------------------------------------------------------------------
Guarantees (1)                                          17                 6                11                -                -
---------------------------------------------------------------------------------------------------------------------------------

(1) Consists of performance guarantees of (pound)6 million due in less than one year and lease guarantees of (pound)11 million due in one to three years.

AMENDED SENIOR SECURED CREDIT FACILITY

On July 15, 2004, Telewest Communications plc and certain subsidiaries entered into a series of agreements comprising an amendment to the senior secured credit facility of the Predecessor Company. TCN is the primary borrower under the amended senior secured credit facility. On July 15, 2004, committed facilities of (pound)2.03 billion, of which (pound)1.84 billion were fully drawn, were outstanding. The committed credit facilities are comprised of the following four tranches:

o "Tranche A" term credit facilities in an aggregate principal amount of (pound)1,695 million, maturing on December 31, 2005;

o "Tranche B" revolving credit facilities in an aggregate principal amount of (pound)140 million, maturing on December 31, 2005;

o "Tranche C" overdraft facilities in an aggregate principal amount of (pound)50 million, maturing on December 31, 2005; and

o "Tranche D" term credit facilities in an aggregate principal amount of (pound)145 million, maturing on June 30, 2006.

Tranche D also contemplates the provision of additional uncommitted facilities in an aggregate principal amount of (pound)125 million, of which (pound)20 million will be freely available and (pound)105 million will only be available to be drawn down by TCN with the prior written consent of the lenders holding at least two-thirds in value of the total commitments.

Interest

Tranches A and B bear interest at a rate of: (a) LIBOR plus (b) the mandatory cost (if applicable) (a rate set by a fixed formula based on applicable English statutory banking regulations or their EU counterparts) plus (c) the applicable margin as indicated below, and Tranche C bears interest at the relevant overdraft lender's fluctuating base rate plus the applicable margin, as follows:

TOTAL SENIOR DEBT TO CONSOLIDATED ANNUALIZED TCN GROUP
   NET OPERATING CASH FLOW (AS DEFINED IN THE AMENDED                     APPLICABLE MARGIN
   SENIOR SECURED CREDIT FACILITY)                                        -----------------
                                                               TRANCHE A     TRANCHE B        TRANCHE C
                                                             ------------    -------------    ------------
Greater than or equal to 5:1                                    4.00%           5.50%            4.00%
Less than 5:1 but greater than or equal to 4.5:1                3.50%           5.00%            3.50%
Less than 4.5:1 but greater than or equal to 4:1                3.00%           4.50%            3.00%
Less than 4:1                                                   2.50%           4.00%            2.50%

The margin for the initial six months following the effective date of the schemes is 3.00% for Tranches A and C and 4.50% for Tranche B. Thereafter, the margin will be set for each interest period at the beginning of such interest period by reference to the ratio of TCN's Total Senior Debt to Consolidated Annualized TCN Group Net Operating Cash Flow in the most recent quarterly management accounts delivered to the Senior Lenders. If TCN has failed to deliver the relevant management accounts, the margin will revert to the highest base in the grid.

Tranche D bears interest at a rate of: (a) LIBOR plus (b) the mandatory cost (if applicable) plus (c) 5.00%.

If TCN fails to pay any sum on its due date with respect to the facilities, the default interest rate will be 1% higher than the normal interest rate for the relevant tranche.

Affirmative Covenants

The Company and its subsidiaries are subject to a number of affirmative covenants under the amended senior secured credit facility, including restrictions on the Company's ability to act as other than a holding company, carry on a business or own material assets. In addition, TCN is subject to financial maintenance tests, including the following liquidity, coverage and leverage ratio tests and restrictions on its ability to make payments to the Company or Telewest UK.

o the ratio of TCN's Total Senior Debt to Consolidated Annualized TCN Group Net Operating Cash Flow for each quarterly period below cannot exceed a stated ratio, which decreases each quarter from 5.40 for the quarter ended June 30, 2004 to 4.05 for the quarter ending December 31, 2005.

o the ratio of Consolidated TCN Group Net Operating Cash Flow to Total Senior Debt interest charges for each two consecutive quarters cannot be less than a stated ratio, which increases for each six-month period from 2.05 for the six months ended June 30, 2004 to 3.15 for the six months ending December 31, 2005.

o the maximum total capital expenditure for each four consecutive quarters cannot exceed a maximum amount that decreases from (pound)400 million for the twelve months ended June 30, 2004 to (pound)365 million for the twelve monthS ending December 31, 2005.

If the Consolidated TCN Group Net Operating Cash Flow exceeds the projected Consolidated TCN Group Net Operating Cash Flow contained in the long-range plan, then the maximum total capital expenditure for the immediately following twelve-month period will be increased by 50% of the difference between the actual and projected net operating cash flow. This covenant will cease to apply when the ratio of Total Senior Debt to Consolidated Annualized TCN Group Net Operating Cash Flow for that twelve-month period ending on a quarterly date is less than 4.0, but will be reinstated if the ratio is subsequently greater than or equal to 4.0 on any subsequent quarterly date. All capitalized terms in this sub-paragraph are defined in the loan agreement for the amended senior secured credit facility.

o the minimum financial contribution (being the consolidated revenues of TCN less the consolidated actual direct costs of TCN) for each two consecutive quarters cannot be less than a minimum amount that increases for each six-month period, from (pound)430 million for the six months ended June 30, 2004 to (pound)505 million for the six months ending December 31, 2005.

This covenant ceases to apply when the ratio of Total Senior Debt to Consolidated Annualized TCN Group Net Operating Cash Flow for any quarterly period is less than 4.0, but will be reinstated if the ratio is subsequently greater than or equal to 4.0 on any subsequent quarterly date.

Negative Covenants

We and our subsidiaries will be subject to a number of negative covenants under the amended senior secured credit facility, including restrictions on our and our subsidiaries' ability to, among other things:

o    incur liens;

o    engage in mergers and make acquisitions;

o    sell assets;

o    guarantee obligations;

o    issue shares;

o    lend money;

o    enter into hedging arrangements;

o    incur additional indebtedness;

o    change the nature of our business;

o    enter into transactions with affiliates;

o    carry on business in the United States;

o    redeem or repurchase equity or any other share capital;

o    terminate, sell, transfer or finance certain joint ventures; and

o    prepay certain indebtedness.

Mandatory Prepayment Events

We are also subject to a number of mandatory prepayment events under the amended senior secured facility, including:

o the use of excess cash flow (as defined in the amended senior secured facility) to repay amounts outstanding on the amended senior secured credit facility, if certain financial ratios are not met;

o repayment of all the facilities if any person or group becomes the beneficial owner, directly or indirectly, of 30% or more of the voting stock or 30% or more of the economic interest of the Company, the majority of the members of the Company's board of directors are not continuing directors (as that term is defined in the facility), or there is a merger, amalgamation, consolidation or other similar arrangement involving TCN or certain affiliates of TCN;

o the use, under certain circumstances, of all or a portion of the net cash proceeds of any permitted sale or disposals of assets (including our Flextech subsidiary and certain specified joint ventures with the
     BBC) to repay amounts outstanding on the amended senior secured credit facility;

o the use, under certain circumstances, of all or a portion of the net cash proceeds of debt or equity offerings or certain types of finance leases and/or vendor financing arrangements to repay amounts outstanding on the amended senior secured credit facility.

For additional information on our amended senior secured credit facility, you should read the Loan Agreement filed as an exhibit to the registration statement Form S-1 filed with the SEC on July 16, 2004.

SUBSEQUENT EVENTS

On November 2, 2004, our subsidiary TCN executed a commitment letter (the "Commitment Letter") for new (pound)1.8 billion credit facilities (the "Facilities"). Drawings under the Facilities together with cash on hand are planned to be used to repay all outstanding borrowings under the Group's existing (pound)2.03 billion amended senior secured credit facility. The proposed Facilities consist of five tranches, one of which is a revolving facility in the amount of (pound)100 million. It is not expected that an immediate drawdown will occur under the revolving facility. TCN is the primary borrower under the new facilities which will be guaranteed by Telewest UK and several of TCN's subsidiaries (the "Guarantors") and underwritten by Barclays Capital, BNP Paribas, Citigroup Global Markets Limited, Credit Suisse First Boston, Deutsche Bank AG London and Royal Bank of Scotland.

The commitment letter and the summary terms and conditions thereto (the "Term Sheet") set out the terms and conditions on which the mandated lead arrangers named therein will arrange and the underwriters named therein will underwrite a bank financing (the "Financing") on behalf of TCN and its direct and indirect subsidiaries and associated partnerships (together, the "TCN Group"). The commitment of each of the mandated lead arrangers and underwriters to arrange and underwrite, respectively, the facilities contemplated by the Financing is subject to customary conditions, including the negotiation of finance documentation on terms satisfactory to the mandated lead arrangers and the underwriters and the execution and delivery of the documentation by the parties thereto. In addition, any of the mandated lead arrangers and the underwriters may terminate their respective obligations under the commitment letter under certain circumstances, including:

     (a) on or after the close of business in London on January 31, 2005, unless the first drawdown under the Facilities has occurred on or before that date; and

     (b) if a change occurs after the date hereof which has or is reasonably likely to have, a material adverse effect on the business, assets, operations or financial condition of the TCN Group taken as a whole.

Certain changes to the Facilities and their terms may occur during the syndication process.

All capitalized terms not defined have the meaning given to them in the Commitment Letter and the Term Sheet.

The Facilities are expected to be comprised of the following five tranches:

     (a) A 7-year amortizing term loan facility of a maximum amount of (pound)700,000,000, available in Sterling in a single drawing, amortizing semi-annually starting June 30, 2005 ("Tranche A");

     (b) An 8-year repayment multi-currency term loan facility in a maximum amount of (pound)425,000,000, available in Euro, U.S. Dollars and/or Sterling in a single drawing, payable in two equal installments 7 1/2 and 8 years after the date that the Senior Facilities are entered into (the "Closing Date") ("Tranche B");

     (c) A 9-year repayment multi-currency term loan facility in a maximum amount of (pound)325,000,000, available in Euro, U.S. Dollars and/or Sterling in a single drawing, payable in two equal installments 8 1/2 and 9 years after the Closing Date ("Tranche C" and, together with Tranche A and Tranche B, the "Senior Term Facilities");

     (d) A 7-year revolving loan facility in a maximum amount of (pound)100,000,000, available in Sterling (the "Revolving Facility" and, together with the Senior Term Facilities, the "Senior Facilities"); and

     (e) A 9 1/2-year bullet repayment multi-currency second lien term loan facility in a maximum amount of (pound)250,000,000, available in Euro, U.S. Dollars and/or Sterling in a single drawing, payable 9 1/2 yEARS after the Closing Date (the "Second Lien Facility" and, together with the Senior Facilities, the Facilities).

Any prepayment of the Second Lien Facility within 12 months after the Closing Date ("Non-Call Period") will be subject to payment of a make-whole premium based on customary market standards. After the end of the Non-Call Period, prepayment may be made in whole or in part, subject to a prepayment premium equal to the following percentages of the principal amount of the Second Lien Facility being prepaid: (i) 2.00% prior to the second anniversary of the Closing Date, (ii) 1.00% after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, and (iii) 0.00% thereafter.

Tranches A, B and C and the Revolving Facility will bear interest at a rate of (a) EURIBOR (for any Euro-denominated advance) or LIBOR (for any advance denominated in another currency) plus (b) the applicable cost of complying with any reserve requirements plus an applicable margin. The applicable margin for Tranche A and the Revolving Facility is 2.25%, for Tranche B 2.75% and for Tranche C 3.25%. The applicable interest rate for the Second Lien Facility will be determined based on market conditions.

In addition the applicable margin for Tranche A and the Revolving Facility is subject to a margin ratchet based upon the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating Cash Flow ranging between 1.50% and 2.25%. The applicable margin for the Tranche B shall be subject to a margin ratchet such that, from and after the first quarter date occurring at least 6 months after the closing date on which the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating Cash Flow (each of the above terms to be defined in the Senior Facilities Agreement) is less than or equal to 3.0 to 1.0, the Tranche B margin shall be reduced by 25 basis points.

The TCN Group will be subject to customary financial, affirmative and negative covenants under the Facilities. The TCN Group is also subject to a number of customary mandatory prepayment events.

The descriptions of the Commitment Letter and the Term Sheet set forth above are qualified in their entirety by the complete text of those documents. Closing of the Facilities is expected prior to January 31, 2005. Definitive documentation for the Facilities (which is currently subject to completion) will be filed subsequently to closing.

CAPITAL EXPENDITURE
(in millions)
                               THREE               THREE               NINE                 SIX             NINE
                              MONTHS              MONTHS             MONTHS              MONTHS           MONTHS
                               ENDED               ENDED              ENDED               ENDED            ENDED
                           SEPTEMBER           SEPTEMBER          SEPTEMBER                JUNE        SEPTEMBER
                            30, 2004            30, 2003           30, 2004            30, 2004         30, 2003
                         ------------       -------------       ------------                        -------------
                                                                                    ------------
                         REORGANIZED         PREDECESSOR           COMBINED         PREDECESSOR      PREDECESSOR
                             COMPANY             COMPANY          COMPANIES             COMPANY          COMPANY
                         ------------       -------------       ------------        ------------    -------------
Additions to property
  and equipment          (pound)  51        (pound)   55        (pound) 157         (pound) 106     (pound)  159
                         ------------       -------------       ------------        ------------    -------------

The decrease in additions to property and equipment for the three months ended September 30, 2004 as compared to the corresponding period in the prior year resulted primarily from reduced network spend and falling electronic equipment prices. The decrease in additions to property and equipment for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was also due to reduced network spend and falling electronic equipment prices. Our capital expenditure has primarily funded the construction of local distribution networks and our national network, capital costs of installing customers, and enhancements to our network for new product offerings.

Notwithstanding that capital expenditures have decreased marginally in 2004 over 2003, we expect to continue to have significant capital needs in the future. With the majority of our network construction complete and substantially all network upgrades necessary for the delivery of telephony and digital services complete, it is anticipated that capital expenditure will be largely driven by the costs associated with the connection of new subscribers (which will vary depending upon the take-up of our services), new product development and the replacement of network assets at the end of their useful lives. It is anticipated that capital expenditures for the remainder of 2004 will be slightly, but not significantly, higher than that for 2003, and are expected to be in the region of (pound)225 million in total compared with (pound)223 in the year 2003. Capital expenditures for the fiscal year 2005 are expected to be in the range of (pound)240 million to (pound)270 million, due primarily to new product development expenditure, including Video On demand and Personal Video Recorder services, as well as billing system upgrades and capacity upgrades to our IP network.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions)
                               THREE               THREE               NINE                 SIX             NINE
                              MONTHS              MONTHS             MONTHS              MONTHS           MONTHS
                               ENDED               ENDED              ENDED               ENDED            ENDED
                           SEPTEMBER           SEPTEMBER          SEPTEMBER                JUNE        SEPTEMBER
                            30, 2004            30, 2003           30, 2004            30, 2004         30, 2003
                         ------------       -------------       ------------        ------------    -------------
                         REORGANIZED         PREDECESSOR           COMBINED         PREDECESSOR     PREDECESSOR
                             COMPANY             COMPANY          COMPANIES             COMPANY          COMPANY
                         ------------       -------------       ------------        ------------    -------------
Net cash provided by
  operating activities   (pound)  72        (pound)   60        (pound) 242         (pound) 170     (pound)  196
Net cash used in
  investing activities          (44)                (58)              (168)               (124)            (150)
Net cash provided
  by/(used in)
  financing activities             4                (13)              (235)                (21)             (42)
                         ------------       -------------       ------------        ------------    -------------
Net increase/
  (decrease) in cash
  and cash equivalents            32                (11)              (161)                  25                4
Cash and cash
  equivalents at
  beginning of period              -                 405                427                 427              390
Cash and cash
  equivalents
  transferred from
  Predecessor Company
  to Reorganized
  Company                        234                   -                  -                   -                -
                         ------------       -------------       ------------        ------------    -------------
Cash and cash
  equivalents at end
  of period              (pound) 266        (pound)   394      (pound)  266        (pound)  452    (pound)  394
                         ------------       -------------      ------------        ------------    -------------


For the nine months ended September 30, 2004, we had a net cash inflow from operating activities of (pound)242 million compared with a net inflow of (pound)196 million for the nine months ended September 30, 2003. The increase in net cash provided by operating activities resulted principally as a result of improvements in operating income, and reduced working capital.

We incurred a net cash outflow from investing activities of (pound)168 million for the nine months ended September 30, 2004 compared with (pound)150 million for the nine months ended September 30, 2003. This increase arose principally as a result of reduced loan repayments received from affiliates. Net cash outflow includes the total net cash inflow from affiliates of (pound)9 million for nine months ended September 30, 2004 compared with (pound)23 million for the nine months ended September 30, 2003. Capital expenditure accounted for (pound)177 million of the total in the nine months ended September 30, 2004 compared with (pound)173 million in the same period in 2003. The additions in the nine months ended September 30, 2004 were principally a result of IP or broadband network capacity upgrades and new subscriber installations in connection with the roll-out of digital television and broadband internet services. At September 30, 2004, approximately 94% of the homes passed and marketed in our addressable areas were capable of receiving our digital television and broadband internet services.

Net cash used in financing activities totaled (pound)235 million for the nine months ended September 30, 2004 compared with (pound)42 million for the nine months ended September 30, 2003. In the nine months ended September 30, 2004 we released (pound)16 million of restricted deposits and paid (pound)33 million for the capital element of finance lease repayments, compared with (pound)41 million of capital element of finance lease repayments made in the nine months ended September 30, 2003. On July 1, 2004, in connection with its financial restructuring, the Predecessor Company repaid (pound)160 million credit advance on our senior secured facility, placed (pound)36 million in restricted deposits and paid the balance of the amendment fee on its amended senior secured facility of (pound)22 million.

As of September 30, 2004, we had cash and cash equivalents of (pound)266 million on a consolidated basis (excluding (pound)11 million that was restricted as to use to providing security for leasing obligations and (pound)22 million that was restricted as to use in the liquidation of the Predecessor Company). Cash balances decreased by (pound)128 million for the nine months ended September 30, 2004 mainly as a result of the repayment of the credit advance offset by increased net cash provided by operating activities. As of September 30, 2003, we had cash balances of (pound)394 million (excluding (pound)13 million that was restricted, as noted above).

As discussed earlier, on November 2, 2004, we announced that we had executed a commitment letter for a new (pound)1.8 billion credit facility, to be used to replace outstanding borrowings under the existing amended senior secured (pound)2.03 billion credit facility. Assuming that the new credit facilities are successfully completed at the end of 2004, net cash interest expense (i.e. after interest income) for the year ending December 31, 2005 is expected to be in the range of (pound)145 million to (pound)155 million, excluding any facility fees. This range could be impacted by any changes in UK interest rates as only (pound)1 billion of the new facilities are expected to be covered by interest rate swaps.

OFF-BALANCE SHEET TRANSACTIONS

As of September 30, 2004, we had no off-balance sheet transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's accounting policies are summarized in note 3 to its consolidated financial statements. As stated above, the Company prepares its consolidated financial statements in conformity with US GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include capitalization of labor and overhead costs, impairment of goodwill and long-lived assets, and accounting for debt and financial instruments. Actual results could differ from those estimates.

The Company considers the following policies and estimates to be the most critical in understanding the assumptions and judgments that are involved in preparing its financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows:

o    revenue recognition;

o    impairment of goodwill and long-lived assets;

o    capitalization of labor and overhead costs;

o    accounting for debt and financial instruments; and

o    valuation of assets and liabilities under fresh-start.

REVENUE RECOGNITION

The Company applies the provisions of SFAS 51, Financial Reporting by Cable Television Companies in relation to connection and activation fees for cable television, as well as telephony and internet services, on the basis that it markets and maintains a unified fiber network through which it provides all of these services. Consequently, those fees are recognized in the period of connection to the extent that those fees are less than direct selling costs. Any excess of connection and activation fees over direct selling costs is deferred and amortized over the expected customer life.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

All long-lived assets, including goodwill and investments in unconsolidated affiliates, are evaluated for impairment on the basis of estimated undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, it is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and those estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows and the discount rate used in the calculation. Assumptions used in these cash flows are consistent with the Company's internal forecasts. If actual results differ from the assumptions used in the impairment review, the Company may incur additional impairment charges in the future.

CAPITALIZATION OF LABOR AND OVERHEAD COSTS

The telecommunications and cable industries are highly capital-intensive and a large portion of the Company's resources is spent on capital activities. Judgment is sometimes required to determine whether a project is capital in nature and whether certain costs are directly associated with a capital project. In particular, determining whether overhead is borne as a consequence of specific capital activities requires some judgment. The changing nature of the sectors in which the Company operates and the nature of its development activities will affect the appropriateness of its capitalization policy in the future.

ACCOUNTING FOR DEBT AND FINANCIAL INSTRUMENTS

The Company manages its risks associated with foreign exchange rates and interest rates and may use derivative financial instruments to hedge a portion of these risks. As a matter of policy, the Company does not use derivative financial instruments unless there is an underlying exposure and, therefore, it does not use derivative financial instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions and judgments based on the terms and timing of the underlying exposures. All derivative financial instruments are recognized in the consolidated balance sheet at fair value. The fair value of the Company's derivative financial instruments is generally based on quotations from third-party financial institutions, which are market estimates of fair value that may differ from the amounts that might be realized if those instruments were monetized.

VALUATION OF ASSETS AND LIABILITIES UNDER FRESH-START

The adoption of fresh-start reporting has required management to estimate the reorganization value of the Reorganized Company, the allocation of fair value to assets and the present value of liabilities to be paid. The preparation of such valuations requires management to make estimates and assumptions regarding the expected future after-tax cash flows of the business, discount rates and the expected outcome of pre-acquisition contingencies. The valuations determined for fresh-start reporting represent management's best estimate of the values to be allocated to the Reorganized Company's assets and liabilities. They have been prepared and allocated in accordance with Statement of Position (SOP) 90-7, Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) and SFAS 141, Business Combinations, respectively.

USE OF NON-US GAAP FINANCIAL MEASURES

(I)  ADJUSTED EBITDA

The Company's primary measure of income or loss for each of its reportable segments is Adjusted EBITDA. Our management, including our chief operating decision-maker, considers Adjusted EBITDA an important indicator of the operational strength and performance of our reportable segments. Adjusted EBITDA for each segment and in total excludes the impact of costs and expenses that do not directly affect our cash flows or do not directly relate to the operating performance of that segment. These costs and expenses include depreciation, amortization, financial restructuring charges, interest expense, foreign exchange gains/(losses), share of net income/(loss) from affiliates and income taxes. It is the belief of management that the legal and professional costs relating to our financial restructuring are not characteristic of our underlying business operations. Furthermore management believes that some of the components of these charges are not directly related to the performance of a single reportable segment.

Adjusted EBITDA is not a financial measure recognised under US GAAP. This measure is most directly comparable to the US GAAP financial measure net income/(loss). Some of the significant limitations associated with the use of Adjusted EBITDA as compared to net income/(loss) are that Adjusted EBITDA does not reflect the amount of required reinvestment in depreciable fixed assets, financial restructuring charges, interest expense, foreign exchange gains or losses, income taxes expense or benefit and similar items on our results of operations. We believe Adjusted EBITDA is helpful for understanding our performance and assessing our prospects for the future, and that it provides useful supplemental information to investors. In particular, this non-US GAAP financial measure reflects an additional way of viewing aspects of our operations that, when viewed with our US GAAP results and the reconciliations to net income/(loss), shown below, provide a more complete understanding of factors and trends affecting our business. Because non-US GAAP financial measures are not standardized, it may not be possible to compare Adjusted EBITDA with other companies' non-US GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for net cash provided by operating activities, operating income/(loss), net income/(loss), or other measures of financial performance reported in accordance with US GAAP.

(II)  FREE CASH FLOW

The Company's primary measure of cash flow is free cash flow. Free cash flow is defined as net cash provided by/(used in) operating activities excluding cash paid for financial restructuring charges; less cash paid for property and equipment. Our management, including our chief operating decision-maker, considers free cash flow an important indicator of the operational performance of our business.

Free cash flow is not a financial measure recognized under US GAAP. This measure is most directly comparable to the US GAAP financial measure net cash provided by/(used in) operating activities. The significant limitation associated with the use of free cash flow as compared to net cash provided by/(used in) operating activities is that free cash flow does not consider the amount of cash required to pay financial restructuring charges. We believe free cash flow is helpful for understanding our performance and it provides useful supplemental information to investors. Because non-US GAAP financial measures are not standardized, it may not be possible to compare free cash flow with other companies' non-US GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for net cash provided by/(used in) operating activities, or other measures of financial performance reported in accordance with US GAAP.

(III)  CAPITAL EXPENDITURE (ACCRUAL BASIS)

The Company's primary measure of expenditure for fixed assets is Capital expenditure (accrual basis). Capital expenditure (accrual basis) is defined as the purchase of fixed assets as measured on an accrual basis. The Company's business is underpinned by its significant investment in network infrastructure and information technology. Management therefore considers Capital expenditure (accrual basis) an important component in evaluating the Company's liquidity and financial condition since capital expenditure is a necessary component of ongoing operations. Capital expenditure (accrual basis) is most directly comparable to the US GAAP financial measure cash paid for property and equipment as reported in the Consolidated Statement of Cash Flows. The significant limitation associated with the use of Capital expenditure (accrual basis) as compared to cash paid for property and equipment is Capital expenditure (accrual basis) excludes timing differences from payments of liabilities related to capital expenditure. Management excludes this amount from Capital expenditure (accrual basis) because it is more closely related to the cash management treasury function than to the Company's management of capital expenditure for long-term operational performance and liquidity. Management compensates for this limitation by separately measuring and forecasting working capital and interest payments.

The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for other measures of financial performance reported in accordance with US GAAP accepted in the United States. These non-US GAAP financial measures reflect an additional way of viewing aspects of the Company's operations that, when viewed with the Company's US GAAP results and the accompanying reconciliation to cash paid for property and equipment, shown below, provide a more complete understanding of factors and trends affecting the Company's business. Management encourages investors to review the Company's financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure.

(IV)  NET DEBT

Net debt is defined as the sum of debt repayable, capital lease obligations and accrued interest payable on notes and debentures less cash and cash equivalents. The Company's management, including its chief operating decision-maker, considers net debt an important measure of the financing obligations undertaken by the Company.

Net debt is not a financial measure recognized under US GAAP. This measure is most directly comparable to the US GAAP financial measure, total liabilities. The significant limitation associated with the use of net debt as compared total liabilities is that net debt does not consider current liabilities due in respect of accounts payable and other liabilities. It also assumes that all of cash and cash equivalents is available to service debt. The Company believes net debt is helpful for understanding its entire net debt funding obligations and it provides useful supplemental information to investors. Because non-US GAAP financial measures are not standardized, it may not be possible to compare net debt with other companies' non-US GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for total liabilities, or other measures of financial performance reported in accordance with US GAAP.

RECONCILIATIONS OF NON-US GAAP FINANCIAL MEASURES

(AMOUNTS IN (POUND)MILLIONS)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                      -----------------------------------
                                                                              2004                  2003
                                                                      -------------        --------------
                                                                       REORGANIZED           PREDECESSOR
                                                                           COMPANY               COMPANY
                                                                      -------------        --------------
(I)  RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS
Adjusted EBITDA                                                                122                   110
Financial restructuring charges                                                  -                   (9)
Depreciation                                                                 (103)                  (96)
Amortization                                                                   (9)                     -
                                                                      -------------        --------------
OPERATING INCOME                                                                10                     5
Interest income                                                                  6                     5
Interest expense (including amortization of debt discount)                    (49)                 (119)
Foreign exchange gains, net                                                      -                    15
Share of net income of affiliates                                                4                     2
Other, net                                                                       -                     1
Income taxes                                                                     -                     2
                                                                      -------------        --------------
NET LOSS                                                                      (29)                  (89)
                                                                      -------------        --------------

(II)  RECONCILIATION OF FREE CASH FLOW TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES
Free cash flow                                                                  39                     6
Deduct cash paid for financial restructuring charges                          (17)                   (9)
Add cash paid for property and equipment                                        50                    63
                                                                      -------------        --------------
Net cash provided by operating activities                                       72                    60
                                                                      -------------        --------------

Free cash flow is reported after cash paid for interest, net and cash received for income taxes

Supplementary cash flow information:
Cash paid for interest, net                                                     39                    34
Cash received for income taxes                                                   -                     -

(III)  RECONCILIATION OF CAPITAL EXPENDITURE (ACCRUAL BASIS)
  TO CASH PAID FOR PROPERTY AND EQUIPMENT
Capital expenditure (accrual basis)                                             51                    55
Changes in capital accruals                                                    (1)                     8
                                                                      -------------        --------------
Cash paid for property and equipment                                            50                    63
                                                                      -------------        --------------




                                                                 NINE MONTHS          SIX MONTHS       NINE MONTHS
                                                                       ENDED               ENDED             ENDED
                                                                   SEPTEMBER            JUNE 30,         SEPTEMBER
                                                                    30, 2004                2004          30, 2003
                                                               --------------        ------------    --------------
                                                                 REORGANIZED         PREDECESSOR       PREDECESSOR
                                                                     COMPANY             COMPANY           COMPANY
                                                               --------------        ------------    --------------
(I)  RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS
Adjusted EBITDA                                                          122                 244               320
Financial restructuring charges                                            -                (21)              (16)
Depreciation                                                           (103)               (184)             (294)
Amortization                                                             (9)                   -                 -
                                                               --------------        ------------    --------------
OPERATING INCOME                                                          10                  39                10
Interest income                                                            6                  15                17
Interest expense (including amortization of debt discount)              (49)               (230)             (366)
Foreign exchange gains, net                                                -                  40                84
Share of net income of affiliates                                          4                   8                 4
Other, net                                                                 -                 (1)                 -
Income taxes                                                               -                 (1)                 4
                                                               --------------        ------------    --------------
NET LOSS                                                                (29)               (130)             (247)
                                                               --------------        ------------    --------------

(II)  RECONCILIATION OF FREE CASH FLOW TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES
Free cash flow                                                            39                  62                38
Deduct cash paid for financial restructuring charges                    (17)                (19)              (15)
Add cash paid for property and equipment                                  50                 127               173
                                                               --------------        ------------    --------------
Net cash provided by operating activities                                 72                 170               196
                                                               --------------        ------------    --------------

Free cash flow is reported after cash paid for interest, net and cash received for income taxes

Supplementary cash flow information:
Cash paid for interest, net                                               39                  61               122
Cash received for income taxes                                             -                 (2)                 -

(III)  RECONCILIATION OF CAPITAL EXPENDITURE (ACCRUAL BASIS)
TO CASH PAID FOR PROPERTY AND EQUIPMENT
Capital expenditure (accrual basis)                                       51                 106               159
Changes in capital accruals                                              (1)                  21                14
                                                               --------------        ------------    --------------
Cash paid for property and equipment                                      50                 127               173
                                                               --------------        ------------    --------------

                                                                   SEPTEMBER            DECEMBER
                                                                    30, 2004            31, 2003
                                                               --------------        ------------
                                                                 REORGANIZED         PREDECESSOR
                                                                     COMPANY             COMPANY
                                                               --------------        ------------
(IV)  RECONCILIATION OF NET DEBT TO TOTAL LIABILITIES
Net debt                                                               1,694               5,358
Cash and cash equivalents                                                266                 427
                                                               --------------        ------------
Total debt                                                             1,960               5,785
Accrued interest payable on notes and debentures                           -               (352)
Accounts payable                                                         130                  98
Other liabilities                                                        444                 809
Deferred taxes                                                           105                 108
                                                               --------------        ------------
Total liabilities                                                      2,639               6,448
                                                               --------------        ------------








ITEM - 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we were exposed during the nine-month period ended September 30, 2004 were:

     o    interest rate changes on variable-rate, long-term bank debt; and

     o foreign exchange rate changes, generating translation and transaction gains and losses on our US dollar-denominated notes and debentures.

Our exposure to foreign exchange rate changes was substantially eliminated as a result of the cancellation of all of the Predecessor Company's US-dollar denominated notes and debentures in July 2004, although we will continue to be exposed to interest rate changes under the amended senior secured credit facility.

From time to time we use derivative financial instruments solely to reduce our exposure to these market risks, and we do not enter into these instruments for trading or speculative purposes.

QUALITATIVE DISCLOSURE OF INTEREST RATE RISK

As part of the Predecessor Company's financial restructuring, TCN entered into the amended senior secured credit facility described above, which is denominated in pounds sterling and bears interest at variable rates. We seek to reduce our exposure to adverse interest rate fluctuations on borrowings under the amended senior secured credit facility principally through interest rate swaps entered into by TCN. The Reorganized Company's interest rate swaps taken over from the Predecessor Company provide for payments by it at a fixed rate of interest (ranging from 5.475% to 5.75%) and the receipt of payments based on a variable rate of interest. The swaps have maturities ranging from January 1, 2005 to March 31, 2005. The aggregate amount outstanding under the amended senior secured credit facility at September 30, 2004 was (pound)1,840 million and the aggregate notional principal amount of the interest rate swaps was (pound)400 million.

TCN also entered into new (pound)999 million fixed-for-floating interest rate swaps maturing on October 14, 2007 in connection with the settlement during the financial restructuring of certain of the Predecessor Company's then existing derivative contracts. The interest rate swap contracts provide for payments at a fixed rate of interest (ranging from 6.2566% to 6.3075%) and do not qualify for hedge accounting under SFAS 133 due to their maturity being at a date beyond the maturity of the underlying debt obligations and consequently any changes in its fair value are accounted for through the income statement.

Based on our consolidated variable rate debt outstanding at September 30, 2004 after taking into account our derivative instruments, we estimate that a one-percentage point change in interest rates would have an impact of approximately (pound)4.4 million on our annual interest expense.

QUANTITATIVE DISCLOSURE OF INTEREST RATE RISK

The analysis below presents the sensitivity of the market value, or fair value, of our financial instruments to selected changes in market rates and prices. The sensitivities chosen represent our view of changes that are reasonably possible over a one-year period. The estimated fair value of the hedging instruments identified below are based on quotations received from independent, third-party financial institutions and represent the net amount receivable or payable to terminate the position, taking into consideration market rates as of the measuring date and counterparty credit risk.

The hypothetical changes in the fair value of hedging instruments are estimated, based on the same methodology used by third-party financial institutions to calculate the fair value of the original instruments, keeping all variables constant except that the relevant interest rate has been adjusted to reflect the hypothetical change. Fair value estimates by their nature are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined precisely.

The amounts generated from the sensitivity analysis are forward-looking estimates of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to developments in the global financial markets which may cause fluctuations in interest rates to affect fair values in a manner that varies from the hypothetical amounts disclosed in the table below, which therefore should not be considered a projection of likely future events and losses. The sensitivity analysis is for information purposes only. In practice, market rates rarely change in isolation.

INTEREST RATE RISK - SENSITIVITY ANALYSIS

The sensitivity analysis below presents the hypothetical change in fair value based on an immediate one-percentage point (100 basis points) increase in interest rates across all maturities:

 (in millions)                                       SEPTEMBER 30, 2004
                                               -------------------------------
                                                                 HYPOTHETICAL
                                                                    CHANGE IN
                                                    FAIR VALUE     FAIR VALUE
                                                    ----------   ------------
Interest rate swaps                               (pound) (36)   (pound)   28

------------------------------------------------------------------------------

FOREIGN CURRENCY EXCHANGE RISK

We have historically held derivative financial instruments solely to hedge specific risks and have not held these instruments for trading purposes. The derivatives were held to hedge against the variability in cash flows arising from the effect of fluctuations in the pound sterling/US dollar exchange rate on our future interest payments and principal payments under our US dollar-denominated notes and debentures. We used forward foreign currency contracts or cross-currency swaps to fix the pound sterling amount of future US dollar cash outflows for interest payments and principal repayments up to their first call dates or other dates where we could, at our option, redeem the instruments before maturity.

As a result of the Predecessor Company's financial restructuring, all of its US dollar-denominated notes and debentures were cancelled and we have no outstanding US dollar-denominated indebtedness in relation to these notes and debentures.

ITEM - 4 CONTROLS AND PROCEDURES

Our Acting Chief Executive Officer and Chief Financial Officer have, with the participation of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company is not an accelerated filer, as defined in Rule 12b-2 of the Exchange Act. As a result, it is required to comply with the requirements of S.404 of the Sarbanes-Oxley Act ("S.404"), as adopted by the United States Securities and Exchange Commission for fiscal years ending on or after July 15, 2005. The Company therefore expects to file its first internal control report certification and related attestation report in respect of S.404 when filing Form 10-K for the year ending December 31, 2005.

The Company has begun work to fulfil the requirements for certification in respect of internal controls and continues to work towards meeting its deadline for compliance, as referred to above.

PART II - OTHER INFORMATION

ITEM - 1  LEGAL PROCEEDINGS

The Group is a party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

ITEM - 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of the Predecessor Company's financial restructuring, on July 19, 2004, an escrow agent completed the distribution of 241,325,000 shares of the Company's common stock to certain creditors of the Predecessor Company in exchange for the cancellation of all of the outstanding notes and debentures of the Predecessor Company and its subsidiary, Telewest Finance (Jersey) Limited, and 3,675,000 shares of the Company's common stock to the Predecessor Company's shareholders. The creditors received shares of our common stock pursuant to an English-court sanctioned scheme of arrangement, which was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. The shareholders received shares of our common stock pursuant to an effective registration statement on Form S-4 (Registration No. 333-110815). No underwriters were involved in the issuance and sale of these securities.

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM - 5  OTHER INFORMATION

None

ITEM - 6  EXHIBITS

Exhibits

     10.1      Employment Agreement, dated July 19, 2004, between Anthony
               (Cob) Stenham and Telewest Global, Inc.

     10.2 Employment Agreement, dated July 19, 2004, between Eric J. Tveter and Telewest Global, Inc.

     10.3      Form of Restricted Stock Agreement

     10.4      Form of Directors Non-qualified Stock Option Agreement

     10.5      Form of Non-qualified Stock Option Agreement

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

                                                 Telewest Global, Inc.
                                        ---------------------------------------
                                                     (registrant)


Date: November 12, 2004
                                        /s/ Neil Smith
                                        ---------------------------------------
                                        Name: Neil Smith
                                        Chief Financial Officer