Form 10-K
period 2004-12-31
TELEWEST GLOBAL INC
filed 2005-03-22
CIK 1270400

Use these links to rapidly review the document
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50886

TELEWEST GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3778247 (I.R.S. Employer Identification No.)
160 Great Portland Street, London, W1W 5QA United Kingdom (Address of principal executive offices)	(Zip Code)
+44 (20) 7299 5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy, or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock as of March 21, 2005 was 245,080,629.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF 10-K INTO WHICH INCORPORATED
PROXY STATEMENT FOR 2005 ANNUAL MEETING OF STOCKHOLDERS	PART III

Telewest Global, Inc.

TABLE OF CONTENTS

        In this Annual Report, the terms "we," "us," "our company," "our" and "Telewest" refer to Telewest Global, Inc. and its subsidiaries as a combined entity, except where the context requires otherwise, for instance where we refer to the operations of our predecessor company, Telewest Communications plc, and its subsidiaries prior to the completion of its financial restructuring on July 15, 2004. The terms "Telewest Communications" and "our predecessor" refer to Telewest Communications plc and its subsidiaries as a combined entity, except where the context requires otherwise. "Telewest Jersey" refers to Telewest Finance (Jersey) Limited, a wholly owned subsidiary of Telewest Communications. "Telewest UK" refers to Telewest UK Limited, a wholly owned subsidiary of Telewest. "TCN" refers to Telewest Communications Networks Limited, an indirectly wholly owned subsidiary of Telewest.

FORWARD-LOOKING STATEMENTS

        Some of the statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth (including penetration of developed markets and opportunities in emerging markets), product introductions and innovation, meeting customer expectations, planned operational changes (including product improvements), expected capital expenditures, future cash sources and requirements, liquidity, customer care improvements, cost savings and other benefits of acquisitions or joint ventures—potential and/or completed—that involve known and unknown risks, uncertainties and other factors that may cause our or our businesses' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue," or the negative of those terms or other comparable terminology.

        There are a number of important factors that could cause our actual results and future development to differ materially from those expressed or implied by those forward-looking statements, including, but not limited to:

  •
  the extent to which we are able to compete with other providers of broadband internet services, including BT Group plc, or BT;

  •
  the extent to which consumers regard cable telephony as an attractive alternative to telephony services provided by BT, other fixed-line network operators and mobile network operators;

  •
  the impact of voice-over-internet-protocol or other new technologies as viable alternatives to cable telephony;

  •
  the extent to which we are able to retain our current customers and attract new customers;

  •
  the extent to which we are able to migrate customers to additional products or services or to high-margin products or services;

  •
  the extent to which regulatory and competitive pressures in the UK telephony market continue to reduce prices;

  •
  the extent to which UK and European Union ("EU") merger control laws restrict our ability to expand through mergers or acquisitions;

  •
  our ability to develop and introduce competitive interactive and high-speed data services in a business services market that is highly competitive and subject to rapid technological change;

  •
  our ability to penetrate markets and respond to changes or increases in competition;

  •
  our ability to compete against digital television service providers, including British Sky Broadcasting Group plc ("BSkyB") and Freeview, by increasing our digital customer base;

  •
  our ability to achieve, or realize benefits from, any further consolidation in the UK cable industry;

  •
  our ability to influence, or respond to, new or changed government regulations;

  •
  our ability to improve operating efficiencies through cost reductions;

  •
  our ability to maintain and upgrade our network in a cost-efficient and timely manner;

  •
  adverse changes in the price of telephony interconnection and the price or availability of cable television programming; and

  •
  disruption in the supply of programming, services, equipment and software to us.

        Additional risks and factors that could cause our results to differ materially are discussed under the caption "Risk Factors" on page 32 of this Annual Report. Those risk factors may not be exhaustive. Other sections of this Annual Report may describe additional factors that could adversely impact our business and financial performance.

        Unless otherwise required by applicable securities laws, we assume no obligation to publicly update or revise any of the forward-looking statements after the date of this Annual Report to conform them to actual results, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

Background

        Our legal name is Telewest Global, Inc. and our commercial names are Telewest Broadband, Telewest Business and Flextech. We were incorporated in the State of Delaware on November 12, 2003, as a wholly owned subsidiary of our predecessor company, Telewest Communications, as part of its financial restructuring. On July 13, 2004, we entered into an agreement to acquire substantially all of the assets of Telewest Communications and on July 15, 2004, upon completion of the financial restructuring, we became the ultimate holding company for the operating companies of Telewest Communications.

        As a result of the financial restructuring, all of our predecessor's outstanding notes and debentures were cancelled in exchange for the distribution of 98.5% of our common stock to its note and debenture holders, substantially reducing our indebtedness. The remaining 1.5% of our common stock was distributed to the shareholders of Telewest Communications.

        Following completion of the financial restructuring, Telewest Communications no longer has any of the assets of, or a relationship to, its former operating companies. In addition, Telewest Communications and its wholly owned finance subsidiary Telewest Finance (Jersey) Limited ("Telewest Jersey") are expected to be placed in solvent liquidation by their respective shareholders as soon as practicable.

        The following diagrams set out our corporate structure before and after completion of Telewest Communications' financial restructuring:

Group Structure
before Financial Restructuring

Group Structure
after Financial Restructuring, but before Liquidation of
Telewest Communications and Telewest Jersey

        We conduct our operations through direct and indirect wholly owned subsidiaries. Our principal executive office is located at 160 Great Portland Street, London, W1W 5QA, United Kingdom, and our telephone number is +44 (20) 7299 5000. Our World Wide Web site is www.telewest.co.uk and the investor relations section of our web site can be accessed under the heading "Investor Information" where we make available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments thereto, as soon as reasonably practical after they are filed with the Securities and Exchange Commission.

Informational Requirements

        We are subject to the informational requirements of the Exchange Act and accordingly file reports, proxy statements and other information with the SEC. You may read and copy any document filed by us or by our predecessor, Telewest Communications, with the SEC without charge at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of documents may be obtained by mail from the Public Reference Branch of the SEC at such address, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC also maintains an internet website that contains reports, proxy statements and other information about issuers, including us, who file electronically with the SEC. The address of that site is http://www.sec.gov.

Our Business

        We are a leading broadband communications and media group in the UK. Our business is divided into two segments: cable and content. The cable segment is further subdivided into a consumer sales division and a business sales division. The consumer sales division provides consumer television, telephony and internet access services to residential customers. Our business sales division focuses on a wide range of voice, data, and managed solutions services for businesses. Our content segment supplies basic television channels and related services to the UK pay-television broadcasting market.

        Our cable segment includes a broadband, local access broadcasting network covering approximately 4.7 million homes and consists of local distribution networks, our "national network" and an internet protocol, or IP, services platform, which allow us to handle the voice, video and data needs of our customers. Our broadband, local access network and architecture provide us with high-speed interconnection and two-way interactivity with directly connected residential and business customers. We had approximately 1.8 million residential customer relationships as at December 31, 2004, comprised of consumer television, telephony and internet services customers.

        A growing and strategically significant part of our business is "blueyonder broadband," a high-speed consumer internet service which we launched in March 2000. As at December 31, 2004, we had approximately 698,000 blueyonder subscribers, approximately 71% of whom also subscribed to both our consumer telephony and consumer television services and 93% of whom subscribed to at least one of our consumer telephony or consumer television services.

        Our content segment is operated through a wholly owned subsidiary named Flextech. Flextech has four pay-television channels and one free-to-air channel and owns 50% of the companies that comprise UKTV. UKTV is comprised of joint ventures formed with BBC Worldwide (the commercial arm of the British Broadcasting Corporation ("BBC")) and offers a portfolio of television channels based on the BBC's program library. Flextech, together with UKTV, is the largest provider of basic (i.e. non-premium) thematic channels to the UK multi- channel television broadcasting market, measured by viewing share, reaching approximately 10.7 million pay multi-channel television subscriber homes ("multi-channel" refers to the UK's television platforms other than terrestrial broadcast television, each of which offers more than one channel).

Strategy

        Following completion of the financial restructuring of our predecessor, we have adopted a new long-range plan for the restructured business. The new plan builds on and strengthens our predecessor's long-range plan and includes an emphasis on product innovation, with the introduction of video-on-demand ("VOD"), in January 2005 and the roll-out of digital video recorder ("DVR") enabled set-top boxes expected in the second half of 2005. The new plan includes:

  •
  a continued, intensive focus on customer care and churn control;

  •
  the differentiation of our business proposition from that of our competitors;

  •
  leveraging the capacity of our network; and

  •
  product and channel innovation across our cable and content segments, respectively.

        The critical features of the plan for each business segment are described below:

Cable Segment

Consumer Sales Division

        Our intention is to focus on providing core bundled products (consumer television, telephony and broadband internet) to drive the number of "dual" and "triple play" customers. "Dual play" customers are customers who subscribe to two of our three residential services (consumer television, telephony and broadband internet services) and "triple play" customers are customers who subscribe to all three.

        As part of this strategy we:

  •
  leverage our broadband internet leadership to further growth across our consumer division;

  •
  use pricing and bundling promotions to drive the "dual" and "triple play" penetration of high-speed internet bundled with television and telephony, while ensuring that these product combinations are cost effective;

  •
  leverage the capacity of our broadband network to deliver new and differentiating products and services, such as VOD, DVR and uncapped broadband internet services;

  •
  apply discipline in our intake of new subscribers to protect the credit quality of our customer base; and

  •
  emphasize our customer care and customer relationship management to manage churn and increase upselling opportunities.

Business Sales Division

        Our intention is to focus on further penetration of managed data services to our existing customer base and an expansion of our presence in the public sector market, through the provision of reliable, competitively priced services to business and public sector users.

Content Segment

        To have Flextech become a significant force in multi-channel television by targeting niche markets with its wholly owned channels and UKTV channels, and by leveraging its UKTV relationship with the BBC.

Selected Operating Data-Unaudited

        The following table sets out certain of our operating data for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year ended December 31,
	2004	2003	2002
Customer data
Homes passed and marketed(1)	4,686,794	4,674,764	4,699,694
Total customer relationships(2)	1,799,556	1,730,438	1,758,625
Customer penetration	38.4%	37.0%	37.4%
Customer additions	297,274	217,361	315,654
Customer disconnections	(228,156)	(245,548)	(322,648)
Net customer additions/(disconnections)	69,118	(28,187)	(6,994)
Revenue Generating Units ("RGUs")(3)	3,671,402	3,286,706	3,170,354
RGUs per customer	2.04	1.90	1.80
Net RGU additions	384,696	116,352	127,639
Average monthly revenue per customer(4)	£45.04	£43.42	£41.80
Average monthly churn(5)	1.1%	1.2%	1.5%

Bundled customers
Customers subscribing to two or more services	1,379,057	1,264,756	1,228,586
Customers subscribing to three services ("triple play")	492,789	291,512	183,143
Percentage of dual or triple-service customers	76.6%	73.1%	69.9%
Percentage of triple-service customers	27.4%	16.8%	10.4%
Consumer television
Television ready homes passed and marketed	4,686,794	4,674,764	4,699,694
Total subscribers	1,312,825	1,272,064	1,293,811
Net additions/(disconnections)	40,761	(21,747)	(47,973)
Television penetration	28.0%	27.2%	27.5%
Digital ready homes passed and marketed	4,420,388	4,306,251	4,304,422
Digital subscribers	1,122,301	987,873	857,472
Net digital additions	134,428	130,401	133,646
Penetration of digital subscribers to total subscribers	85.5%	77.7%	66.3%
Average monthly churn(5)	1.3%	1.5%	1.8%
Average monthly revenue per subscriber(4)	£20.80	£20.87	£20.82
Consumer telephony
Telephony ready homes passed and marketed	4,683,153	4,670,494	4,698,574
"3-2-1" telephony subscribers (metered)	1,080,893	1,144,474	1,253,662
"Talk" subscribers (unmetered)	579,448	455,559	360,662
Total subscribers	1,660,341	1,600,033	1,614,324
Net additions/(disconnections)	60,308	(14,291)	(1,485)
Telephony penetration	35.5%	34.3%	34.4%
Average monthly churn(5)	1.1%	1.1%	1.1%
Average monthly revenue per subscriber(4)	£23.68	£24.29	£24.92
Consumer internet
Broadband ready homes passed and marketed	4,420,388	4,306,251	4,304,422
Total metered dial-up internet subscribers	33,417	49,368	85,025
Total unmetered dial-up internet subscribers	107,220	184,009	193,201
Total broadband internet subscribers	698,236	414,609	262,219
Net broadband internet additions	283,627	152,390	177,097
Broadband internet penetration	15.8%	9.6%	6.1%
Average monthly churn(5)	1.1%	1.1%	1.0%
Average monthly revenue per broadband internet subscriber(4)	£21.46	£22.72	£25.12

Notes:

(1)
The number of homes within our service area that can potentially be served by our network with minimal connection costs. Information concerning the number of homes "passed" (homes for which we have completed network construction) or homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases.

(2)
The number of customers who receive at least one of our television, telephony and broadband internet services.

(3)
Revenue Generating Units ("RGUs"), refer to subscriptions to each of our analog television, digital television, telephony and broadband internet services on an individual basis. For example, when we provide one customer with digital television and broadband internet services, we record two RGUs. Dial-up internet services, second telephone lines and additional TV outlets are not recorded as RGUs although they generate revenue for us.

(4)
Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the Consumer sales division's total annual revenue of residential customers, including installation revenues, divided by the average number of residential customers in the year, divided by twelve. The same methodology is used for television, telephony and broadband internet ARPU.

(5)
Average monthly churn represents the total number of customers who disconnected during the year divided by the average number of customers in the year, divided by twelve. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from these churn calculations.

Cable Segment

Consumer Sales Division

        Our consumer sales division encompasses residential cable television, telephony and consumer internet services. We market all of our consumer sales division services under the "Telewest Broadband" name. In line with our long-range plan, the focus of the consumer sales division is to acquire and retain profitable customers, increase average revenue per user and reduce churn.

        As at December 31, 2004, we had approximately 493,000 "triple play" customers subscribing to television, telephony and broadband internet services. These "triple play" customers accounted for approximately 27.4% of our customer base at December 31, 2004 compared to 16.8% at December 31, 2003. Recent growth in our "triple play" base, which represents our most profitable customer segment, is a result of growth in our broadband internet services and promotions for our bundled service offerings.

Consumer Television

        Our consumer television services provide a wide range of programming over our digital and analog television platforms, including news and information, general interest, business, children's, international, music and sports programming. We obtain our programming content through Flextech, UKTV and other programming suppliers, such as BSkyB.

        We offer multi-channel analog and digital television services in all of the areas in which we operate, except for certain of the areas covered by Eurobell Southeast and Cabletime, where we currently offer only our analog services. We completed the digital upgrade of our Birmingham and Chorley Cabletime networks in May and December 2004, respectively, enabling the delivery of digital television services to approximately 77,000 additional homes. We currently deliver digital services to approximately 94.3% of our network. We are currently upgrading our Preston Cabletime network and plan to upgrade Liverpool Cabletime later in 2005. We expect to phase out our analog services when most of our existing customers have migrated from analog to digital services.

        Consumer television is our service with the highest up-front investment, principally because we supply set-top boxes to new subscribers at no additional cost. The set-top box remains our property and is collected at the end of a customer relationship. Consumer television is also the service with the lowest margins. As a result of these two factors, we focus on acquiring profitable, higher margin television customers—i.e. customers who subscribe to our "Essential" and "Supreme" packages or who subscribe to more than one of our services, thereby increasing overall consumer sales division margins and average revenue per user. In line with this strategy, when we raised prices in 2004, the largest percentage increases were on our entry-level cable television package, "Starter."

        We have an up-front payment system for most new customers whereby we charge up-front payments which are offset against installation and/or subscription fees. This billing practice has reduced the percentage of new customers who receive our services but fail to pay for them. New customers who subscribe to our services on-line, where we have our highest quality of customer acquisition, are not required to make up-front payments. In addition, a substantial majority of our customers pay for their services on a direct debit basis which reduces late payments and non-payments.

        As at December 31, 2004, we had approximately 1.3 million consumer television subscribers.

Digital Television Services

        Our digital television services consist of a wide array of television and radio channels, pay-per-view films, interactive services, including enhanced "red-button" functionality and television e-mail. "Red-button" functionality allows customers to access interactive and enhanced television services using the red button on their remote control. As at December 31, 2004, we had an installed base of approximately 1.1 million digital television subscribers representing approximately 85.5% of our total consumer television subscriber base. Our digital television services provide greater customer choice than our analog services and include interactive services and an electronic program guide.

        In 2002, we installed Liberate 1.2 set-top box software across our digital television platform. The software provides an operating platform for delivery of a wide range of applications and interactive services for our digital cable customers, including "red-button" functionality, TV listings, a mini-guide, additional program information, TV e-mail, shopping and games.

        Our digital television subscribers can also subscribe to one or more premium channels (e.g., movie and sports channels) which may be added for an additional monthly fee. All of our digital television customers can also purchase pay-per-view films provided by Front Row Television Limited ("Front Row"), a joint venture that we own with ntl Incorporated ("ntl"). Digital television customers can also purchase pay-per-view Barclays FA Premier League football matches, Scottish Premier League football matches, "Sky Box Office" events and adult-content programming.

        In January 2005, we announced the launch of a VOD service that is initially available to approximately 2,000 digital television customers in our Bristol area and which will continue to be rolled out to our digital subscribers throughout 2005. Initially, subscribers to this service will be able to rent recently released films (generally available to us six months after their theater release) and view them for a 24-hour period. Subscribers to our VOD services will be able to use their existing set-top box and remote control to pause, rewind and fast-forward a rented film. We expect to increase the scope of our VOD services during 2005 to include selected television content. In 2005, we also entered into a contract with Scientific Atlanta for the provision of DVRs, which will be offered to our cable television subscribers in the second half of 2005.

        In order to enhance the attractiveness of our cable television packages, in 2004 we introduced new channels to our "Essential" and "Starter" packages which accounted for approximately 38.3% and 23.0%, respectively, of our digital television base at December 31, 2004. As part of our focus on more profitable cable television subscribers, our "Starter" package is only available if bundled with our cable telephony and/or broadband internet services and new stand-alone consumer television subscribers must now subscribe to our "Essential" or "Supreme" packages.

        During 2004, we launched nine new basic entertainment channels including Disney's ABC1, ITV3, UKTV Documentary, UKTV People and E4+1, which are available only to our digital subscribers.

        All of our digital television subscribers are subject to a 12-month minimum subscription period and are billed monthly in advance for their chosen cable television package. Any premium channels purchased are billed in advance on a monthly basis and "add-ons" such as pay-per-view movies purchased through our Front Row and VOD services are charged at the time of purchase with those charges appearing on the subscriber's next monthly bill. As with all of our customer relationships, those who do not pay for their services on a direct debit basis are charged a separate and additional fee.

Analog Television Services

        We offer our customers more than 30 basic channels and nine premium channels as part of our stand-alone and combined analog television services offerings. Some of our analog channels operate throughout the day and others operate for only part of the day and share a channel position. As part of efforts to encourage digital migration in our areas where both digital and analog services are available, we intend to discontinue the availability of certain of our program content, and to offer digital television promotions to our analog television subscribers. When most of our existing customers have migrated from analog to digital services, we expect to phase out our analog services.

        All of our analog television subscribers are subject to a 12-month minimum subscription period and are billed monthly in advance for their chosen television package. Any premium channels purchased are billed in advance on a monthly basis.

Consumer Telephony

        We offer a wide range of high-quality telephony services to our residential customers. We enhance our basic consumer telephony service by offering additional services, such as call waiting, call barring (which prevents unauthorized outgoing calls), call diversion (call forwarding), three-way calling, advanced voicemail, caller line identification and fully itemized monthly billing. Our residential consumer telephony strategy is to leverage the capacity of our broadband network by migrating our telephony subscribers to our fixed-fee "Talk" services where subscribers generally generate higher revenues.

        All of our residential telephony subscribers are subject to a 12-month minimum subscription period and are billed monthly in advance for their line rental, which in the case of our "Talk" products includes charges for the unmetered portion of subscriber bills. Metered calls are charged when made with those charges appearing on the subscriber's next bill and "add-ons" such as call-waiting and caller line identification are billed monthly in advance.

        In addition to our basic consumer telephony service, we offer two unmetered "Talk" packages. Our unmetered services are intended to enable us to better leverage our network capabilities by encouraging telephony usage and increasing average telephony revenue per user, while providing the customer with increased value for money. "Talk Unlimited" is a fixed-fee residential telephony package with unlimited local and national calls, excluding calls to non-geographic, premium rate and mobile telephone numbers. "Talk Unlimited" is offered as a stand-alone product or combined with pay-television packages. As at December 31, 2004, we had approximately 375,000 standard "Talk Unlimited" subscribers accounting for approximately 22.6% of all of our consumer telephony subscribers.

        "Talk Evenings and Weekends" permits unlimited local and national evening and weekend calls to anywhere in the UK for a flat monthly rate (including line rental). As at December 31, 2004, we had approximately 204,000 "Talk Evenings and Weekends" subscribers. Total subscribers to our "Talk" packages at December 31, 2004, therefore, amounted to approximately 579,000, or approximately 35% of our total telephony subscribers at that date. In addition to our "Talk" packages, we also offer three "Talk" "add-on" products, "Talk International," "Talk Mobile" and "Talk Weekends," which offer reduced rate, or in the case of "Talk Weekends," free, calls on international, mobile and weekend calls, respectively, for a flat monthly fee. Throughout 2004, we also improved the value for money offered by our telephony services by offering free voicemail.

Consumer Internet

High-speed Internet Service (Blueyonder Broadband)

        Blueyonder broadband internet, a high-speed consumer internet service launched in March 2000, is a growing and strategically significant part of our business. Using our national network and our interactive services platform, blueyonder broadband offers high-speed access to the internet. Customers access this service via cable modems linked to personal computers, via wired connections to modems in digital television set-top boxes or by a wireless connection and have unlimited and continuous access to internet content for a monthly subscription fee.

        Blueyonder broadband internet is also successful in attracting new customers to our services. For example, in the year ended December 31, 2004, approximately 40% of blueyonder broadband internet installations were new customer relationships.

        As at December 31, 2004, we had approximately 698,000 blueyonder broadband internet subscribers, approximately 71% of whom also subscribed to both our consumer telephony and consumer television services and 93% of whom subscribed to at least one of our consumer telephony or consumer television services. Following the introduction of free upgrades of our 512Kb and faster services in May and December 2004, effectively doubling the speeds of our 512Kb, 1Mb and 2Mb services, and the introduction of a lower-tier 256Kb service, we now have blueyonder broadband internet services at speeds of 256Kb, 1Mb, 2Mb and 4Mb. Our enhanced-speed services allow for the faster downloading of software, the sharing of large files and enhanced full-screen video and audio streaming. The 4Mb service is approximately 80 times faster than traditional dial-up internet services and two times faster than the fastest consumer services offered by AOL, Wanadoo and BT (each 2Mb). Our 256Kb service was launched early in 2004 to strengthen our current position in the broadband internet market by broadening the range of customers we attract. We currently intend to introduce a free upgrade of our 256Kb service to 512Kb during the second quarter of 2005.

        Blueyonder broadband internet service is now available to all of our subscribers, except those in certain parts of our Eurobell Southeast and Cabletime coverage areas which are yet to be upgraded. We have recently upgraded approximately 77,000 Cabletime homes in Birmingham and Chorley to receive broadband internet services. We currently deliver blueyonder broadband internet services to approximately 94.3% of our network.

        Our blueyonder broadband internet subscribers are subject to a 12-month minimum subscription period and are billed monthly in advance for their chosen service.

        Together with our dial-up internet services, described below, we had approximately 839,000 consumer internet subscribers as at December 31, 2004.

Dial-up Internet Services

        We also provide unmetered internet access for a flat fee under the brand name "SurfUnlimited." As at December 31, 2004, we provided consumer internet access to approximately 141,000 residential customers through our "SurfUnlimited" and pay-as-you-go internet services. "SurfUnlimited" introduces subscribers to a reliable fixed-fee unmetered service from which we generally try to migrate subscribers to our blueyonder broadband internet services.

        Our "SurfUnlimited" dial-up internet subscribers are billed monthly in advance and our pay-as-you-go dial-up internet subscribers are billed for actual usage in their next bill.

Sales and Marketing

        We market all of our residential services under the "Telewest Broadband" brand name. In the consumer sales division, our marketing strategy is designed to acquire higher-margin customers and increase average revenue per user while lowering selling costs. In furtherance of this strategy we target prospective customers using customer profiling tools and demographic data. In addition, we rely on integrated marketing campaigns, which combine radio, newspaper and poster advertising with telemarketing, direct mail and retail sales.

Customer Care

        We believe that customer care is a key factor in all efforts to control churn and that our current levels of household churn (which generally compare favorably to the household churn levels of other cable companies in Europe and in the US) reflect our continuing strong focus on customer care.

        As at December 31, 2004, we employed approximately 1,600 full-time equivalent staff in various call center/customer care roles after consolidating twelve customer care centers into six main sites (shortly to be five) and two smaller satellite centers. These sites are connected virtually and the activity in these centers has been engineered around three key activities:

  •
  the diagnosis and handling of faults and technical issues across all three consumer services at our national technical center;

  •
  the handling of all customer relationship inquiries, including non-move related disconnect requests, at our customer enquiry center; and

  •
  the handling of all customer moves and all written and electronic customer contact at our national customer support function.

        Supporting this strategy are two outsourced contact centers which handle approximately 15% of customer care calls.

        In addition to the above we also have a dedicated national billing and collections center with approximately 230 full time equivalent employees.

Business Sales Division

Markets and Products

        Our business sales division, which operates under the "Telewest Business" brand, is focused on the delivery of business communications solutions through an effective combination of voice, data and managed solutions services. Our local network infrastructure and our national network allow us to offer a wide range of advanced communications services to businesses. Our main customers range from small to medium-sized enterprises ("SMEs") to targeted larger corporations and public sector organizations.

        In the business market, we particularly target multi-site organizations in the private and public sectors. These organizations have complex requirements for communications services and the core capabilities of our network enable us to provide an array of managed voice and data services, such as advanced telephony, private networks and virtual private networks, to meet those requirements. In particular, these organizations:

  •
  have an increasing demand for bandwidth;

  •
  account for a significant percentage of the total UK business telecommunications spending; and

  •
  make local buying decisions and need local technical support.

        Our business services range from simple voice and point-to-point private circuits to more specialized products including hybrid managed Centrex, our "IP Virtual Private Networks" and our emerging data products such as "Evolved Ethernet." These advanced products enable customers to integrate voice, data and video transmission over a single network.

        The market for business services, and in particular business voice services, remains intensely competitive and includes a large number of service providers. In 2004, voice revenues in the business marketplace were impacted by price cutting by our competitors, the substitution of data for voice (e.g. the use of e-mail instead of telephony) and increased competition from mobile operators. As a result, we believe that growth opportunities in the business marketplace are primarily in the areas of Special

Rate Services and managed data. In 2004 we launched our "Evolved Ethernet" managed data product as part of efforts to capitalize on these growth opportunities.

        Our carrier services unit offers managed services to telecommunications operators and internet service providers, as well as the use of our fiber-optic national network for the handling of voice and data communications. This exploits our fixed network investment by providing additional revenues from the operations of other carriers. The carrier services unit also focuses on strategic partnerships with larger carriers, such as UK mobile telephone operators.

Sales and Marketing

        Telewest Business is positioned as a high-quality, price-competitive solutions provider and employs direct sales forces with specialist knowledge and experience within each of our target customer areas (i.e., SMEs, larger corporations, travel and public sector) and an understanding of the particular challenges and needs of each target area.

        In 2004, we re-organized the business sales division to reflect what we consider to be our two principal customer types in the business market, business customers which have "complex" business needs and require localized account management and those which have "standard" business needs and can be managed centrally. This re-organization has resulted in a streamlining of management in the business services division and a consolidation of back-office functions.

        We use professional business account managers to identify opportunities and requirements for our existing complex customer client base and for prospective new business customers. Once an opportunity is assessed and an appropriate business solution is identified, our account managers engage our specialist "Business Solutions Consultants" to design scaleable network solutions specific to our clients' requirements and matching the changing demands of our clients' business environment.

        Our standard accounts are managed centrally by our telesales team which focuses on up-sell and cross-sell activity to our existing SME account base. We also employ our own telemarketing team to provide follow-up calls to our marketing campaigns.

        Our business account managers and service managers contact each major customer regularly to ensure service satisfaction and to market additional services appropriate for that customer.

Customer Care

        Recognizing that most individual business accounts produce significantly more revenue than individual consumer accounts, a consistently high quality of service is central to the provision of services by Telewest Business from initial consultancy and advice to sales support and aftercare. Business customers require specialized customer care which is provided through two dedicated call centers that provide specialized fault-handling and resolution services.

Content Segment

        Our content segment is operated through a wholly owned subsidiary named Flextech. Flextech is primarily engaged in the supply of basic television channels and related services to the UK pay-television broadcasting market.

        Flextech, together with the companies that comprise UKTV, our joint ventures with BBC Worldwide, is the largest supplier of basic (i.e., non-premium) thematic channels to the UK pay-television broadcasting market, supplying approximately 19.7% of the UK's basic viewing in multi-channel television homes in the year ended December 31, 2004, based on data supplied by Broadcaster's Audience Research Board Limited. Flextech has four wholly owned pay channels: Living TV, Bravo, Trouble and Challenge TV, three of which—Living TV, Bravo and Trouble—also have multiplexed versions. Flextech is also BBC Worldwide's 50% partner in UKTV. UKTV currently has eight pay channels and five associated multiplexed channels. Multiplexed channels generally air programming one hour later than that otherwise available on the channel from which they are derived (e.g., Living TV + 1 is derived from Living TV). Flextech also owns approximately 30% of Sit-Up Limited, which has two auction-style shopping channels and an informercial channel.

        Depending upon the distribution agreement with the platform operator and the package chosen by the customer, our wholly owned and UKTV channels are available on our own analog and digital platforms, BSkyB's digital platform and ntl's analog and digital platforms. These channels generate revenue based on the number of customers subscribing to programming packages carried by the relevant platform operators. Further revenues are generated by the sale of airtime and sponsorship to advertisers and advertising agencies by Flextech's advertising sales department, IDS. Flextech and UKTV are also represented on Freeview, with UKTV History, UKTV Bright Ideas and Ftn, available to Freeview viewers as well as subscribers to all multi-channel platforms. Ftn and UKTV Bright Ideas are separate channels with distinct offerings that operate within one of the twenty-four hour general entertainment slots available on Freeview. UKTV History, UKTV Bright Ideas and Ftn are solely reliant on advertising revenues.

        Flextech intends to become a significant force in multi-channel television by leveraging its UKTV relationship with the BBC and by targeting niche markets with its wholly owned channels and UKTV channels.

Sources of Supply

Television Programming

        Our focus is on careful management of programming costs while offering subscribers excellent content at competitive prices.

        We obtain our programming content through Flextech, UKTV and other programming suppliers, such as BSkyB. Our contracts with programming suppliers generally run from twelve months to four years. In general, we pay for our basic programming based on the number of customers subscribing to a particular channel. Some of our programming contracts also provide volume discounts that reduce per-subscriber charges as the number of customers subscribing to a channel increases.

        We obtain a significant amount of our premium programming and some of our basic programming under various arrangements with BSkyB, the exclusive supplier of most significant premium programming in the UK. BSkyB's general entertainment, premium sports and movie programming is generally popular in the UK and is important in terms of attracting and retaining consumer television customers. We currently purchase premium programming from BSkyB pursuant to an industry rate card. The industry rate card sets out the pricing for the supply of programming by BSkyB to UK cable operators that do not have separate agreements with BSkyB.

        Our other significant suppliers include Viacom, Discovery and Turner (Time Warner).

        We acquire movie content for our recently launched VOD service from FilmFlex, a joint venture between Sony Pictures Television International, Walt Disney Television International and the On Demand Group. In addition, we are in discussions with key suppliers including the BBC for additional television content to be made available on a VOD basis.

Services, Equipment and Software

        We obtain services, equipment and software for the construction and operation of our cable systems from numerous independent suppliers. We believe that we can purchase most of the services, equipment and software we need to operate our business from more than one source. However, we obtain some of the equipment and software used in providing our services, in particular software with regard to our cable television set-top boxes, from a single source. If we are forced to use alternative software or if the supplier of a product that involves significant lead-time for production and delivery were unwilling or unable to supply it, we could suffer disruptions in the operation of our business, which could have an adverse effect on our results. We own almost all of the cable network equipment utilized on our network other than our digital telephony switches, which are leased under capital leases from, among others, Export Development Canada and subsidiaries of The Royal Bank of Scotland plc.

Our Networks

        Our networks, which consist of approximately 65,000 kilometers (41,000 miles) of fiber and coaxial cable, as well as high-capacity electronics equipment, are comprised of three parts:

  •
  local distribution networks located in each area in which we operate;

  •
  a national network, which links all of our local distribution networks; and

  •
  a broadband IP services platform, which overlays the national network and provides the backbone for our interactive digital and high-speed internet services.

Local Distribution Networks

        Our local distribution networks are vital to the provision of our broadband and cable telephony services.

Broadband

        We provide broadband services using hybrid fiber-coaxial network architecture. Analog television signals are received either from satellite or terrestrial antennas, and digital television signals are received from our national digital headend. Both are then transmitted via the local distribution networks. Our networks use multiple fiber-optic cables to transmit signals from the regional headends to fiber nodes dedicated to small clusters of about 500 homes, at which point we use high-bandwidth coaxial cable to distribute the signals to individual residential subscribers. Our network has a high bandwidth (typically 750MHz) and is capable of two-way, high-speed data transfer.

        In the UK, cable operators generally have been required to install cable underground. Our network architecture is particularly suited to this environment because it essentially allows future service upgrades to be implemented (within current bandwidth constraints) primarily at the headend and/or customer premises, without the need for extensive, expensive and time-consuming upgrading of the underground network. For example, our digital television and high-speed internet services were introduced primarily through changes to headend and customer premises equipment, rather than changes to the underground network.

Cable Telephony

        We provide telephony services using an "overlay" distribution network, which shares the same physical underground infrastructure as the broadband hybrid fiber-coaxial network and is connected to digital switches that have been installed in each of the areas in which we operate. The switches enable us to complete, within our own networks, local calls between our customers. They also provide us with flexibility in selecting interconnection carriers for calls that terminate outside our networks. The digital switches also enable us to gather information about customer calling patterns, which can be used to structure customized call pricing plans and discount programs, and to monitor fraud by identifying unusual or excessive call activity at an early stage. As well as offering basic telephony services, the switches support enhanced calling features and complex services for businesses, including Centrex and Integrated Services Digital Network ("ISDN") services.

        Digital telephony signals typically are transmitted using plesiochronous digital hierarchy ("PDH") or synchronous digital hierarchy ("SDH") over fiber-optic cable to a 500-home node, at which point the signal is converted to a conventional telephony signal and distributed to customers over twisted copper pairs. In addition, direct fiber connections can be made to businesses to deliver a wide range of higher-capacity data services.

        Throughout most of the areas in which we operate, both the hybrid fiber-coaxial and overlay networks have been built to enable delivery of both broadband and telephony services to customers.

        Our overlay distribution network also enables us to provide businesses with a variety of data services ranging from private circuits to managed-fiber networks.

Our National Network

        Our national network links all of our areas of operation and consists of approximately 6,700 kilometers (4,200 miles) of high-capacity, multi-fiber-optic cable, as well as fully resilient state-of-the-art SDH which allows for the efficient delivery of data across fiber-optic networks.

        We use our national network in a number of ways. Each of our telephony switches is linked through the network, allowing a greater proportion of calls to remain solely within our network, thereby saving on interconnection costs. The network is also used to distribute all of our digital and analog television channels from our national headend in Knowsley to each of our areas of operation.

        In common with all other UK telecommunications operators, some of the fiber-optic cable used in our national network is owned by other licensed operators and is leased to us on an "indefeasible rights of use" basis. These indefeasible rights of use typically have unexpired terms of 20 years before we are able to acquire ownership of the fiber or duct outright, although in some cases the rights are granted in perpetuity.

IP Network

        Our national network includes a national Internet Protocol, or IP, network. The IP network consists of 64 high-capacity IP routers located in our existing facilities. This network provides the backbone for our interactive digital television services as well as our high-speed internet services. The network is also used to deliver a range of IP virtual private network based data services to business customers.

        The broadband IP services platform has been deployed in parallel with our digital television and high-speed internet services. This platform consists of a range of application servers, application software and customer premises equipment such as our digital set-top boxes and cable modems.

Intellectual Property

        We do not own any material copyrights, patents or trademarks, other than the Telewest Broadband and Blueyonder brand names, certain television channel brand names and certain programming content. We do not believe that the ownership of copyrights, patents or trademarks, other than the Telewest Broadband and Blueyonder brand names and these television channel brand names, is material to our business. We rely on a number of third-party copyrights, patents and trademarks for applications relating to billing, customer management and the delivery of services over our networks, including new services such as VOD and DVR. The loss of certain third-party intellectual property could have a material adverse impact on our business.

Research and Development

        Our research and development is focused on evaluating changes in technology that could affect our television, telephony and internet services. Our research and development expenditures, however, do not represent a material cost.

Employees

        The weighted-average number of our employees during the financial years ended December 31, 2004, 2003 and 2002 was 8,613, 9,111, and 9,926, respectively. The weighted-average number of persons employed during a year is calculated by averaging the number of persons employed at the end of each of the twelve months within that year.

        Approximately 1,200 field operations staff are covered by a collective bargaining agreement with the Communication Workers Union, or CWU, which is terminable by either CWU or ourselves with three months' written notice. Except for this arrangement, none of our employees is covered by collective bargaining agreements. We believe that our relationship with the CWU and our employees is good.

Seasonality

        Although there is limited seasonal fluctuation in the overall demand for our services, some services are subject to seasonal fluctuation. We generally experience some increased consumer subscriptions in the fourth quarter, due to students returning from vacation and the Christmas season. Similarly, telephone usage generally decreases during the summer due to the summer vacations and as a result of customer home moves.

Competition

Cable Segment

        Our cable television, telephony and broadband internet products and services compete with those of a wide range of companies that use a variety of sophisticated and rapidly changing technologies. We face strong competition in all of the markets in which we operate.

Consumer Sales Division

        In 2004, BT significantly reduced the prices it charges third parties that install digital subscriber line ("DSL") infrastructure in its local exchanges. As a result of this "local loop unbundling," third parties are able to deliver voice, data, and video services over BT's network and this will increase competition across all of our consumer product groups. The scale of the price cuts means that wholesale local loop unbundling costs in the UK now compare favorably with many other European markets. As a result of this change, it is expected that there will be an increase in the number of operators supplying voice, data, and video services in the areas in which we operate. Some of these operators are likely to offer bundled service offerings, including the "triple play" of television, telephony and broadband internet services using DSL technology.

Consumer Television

        Traditionally, as a television distribution platform, we compete directly with analog terrestrial television services, digital satellite services (notably BSkyB) and digital terrestrial television ("DTT") services (most recently, Freeview). BT's reduction in local loop unbundling charges, however, will encourage new competitors to provide video services through telephone lines which will result in increased competition for our television services (see "—New Technologies" below).

        Our television programming, particularly our movie pay-per-view programming, also competes with other forms of purchased and rented home entertainment, including video and DVD.

  Analog Terrestrial Television Services

        There are five main terrestrial channels that provide analog television services in the UK. BBC1 and BBC2 are owned by the public service broadcaster, the BBC, and funded by a compulsory household license fee. The other three channels (ITV, Channel 4 and Five) are all commercial channels, although Channel 4 is owned by the UK Government.

        Although the five analog terrestrial television channels in the UK are generally perceived as providing high-quality programming across a range of genres, many analog television consumers have shown a desire for the increased range of channels available from digital satellite, digital cable and digital terrestrial services (together the "multi-channel" market). This trend has been partially fuelled by a migration of sports rights from analog terrestrial to digital services.

        The UK Government has indicated that it intends to turn off analog terrestrial television. Although a specific schedule for termination has not been announced, analog termination is expected to commence on a regional basis beginning in 2008 with completion on a nationwide basis in about 2012.

  Digital Television Services

        Competition in the digital television market is dominated by three platforms; satellite, cable and terrestrial, or DTT. The market has shown strong growth since the launch of these platforms (all originally launched as analog services) in the late 1990s. In aggregate, digital television penetration now exceeds 50% of UK households.

        Digital Satellite Services

        BSkyB is the sole consumer satellite platform in the UK and is our principal competitor in the UK multi-channel television market. BSkyB is also a content distributor and one of our most important sources of programming including the dominant sports channels, movie channels and many general entertainment channels. As at December 31, 2004, BSkyB stated that it had approximately 7.3 million digital television subscribers in the UK.

        BSkyB subscribers can also purchase a personal video recorder ("PVR") that allows television viewers to record programming from an electronic program guide. BSkyB's standard PVR is capable of storing approximately 20 hours of programming. BSkyB has also announced the introduction of a PVR with a hard-drive capable of storing up to approximately 80 hours of programming.

        We expect BSkyB to increase the marketing behind its near video-on-demand service ("Sky Box Office") with which our VOD service will compete.

        In October 2004, BSkyB introduced a free-to-air satellite service as a response to Freeview's free-to-air terrestrial service. The service includes a large number of free television channels, including the five terrestrial channels and allows users to purchase BSkyB's near video-on-demand and interactive services at the same rates as its subscription customers.

        The size of BSkyB's customer base gives it advantages in the purchase of programming from third parties, notably sports and movie rights. As a result of UK regulatory requirements relating to market dominance and its share of the UK pay-television market, BSkyB is obliged to offer some of its key channels to other multi-channel platforms, including us.

        We currently have no contractual agreement with BSkyB for the provision of its wholesale premium content and continue to buy that content on the basis of an industry ratecard.

        Digital Terrestrial Television

        Freeview, a free-to-air digital television service, was launched in October 2002 by a consortium including the BBC, BSkyB and Crown Castle. Freeview is generally available to consumers who have an enabled set-top box (currently available from less than £40) or a television with a digital tuner and offers approximately 30 digital television channels and a number of radio channels. In November 2004, the Independent Television Commission estimated that Freeview had reached approximately 3.9 million homes, although many households use Freeview to supplement pay-television services (e.g. for use on a second television).

        On March 31, 2004, several former BSkyB executives launched "Top Up TV," a pay-television "add-on" to the free-to-air channels offered by Freeview. Top Up TV currently provides its subscribers with 10 channels, including Discovery, E4, UK Gold and Bloomberg, for a fee of £7.99 per month plus installation.

  New Technologies

        There are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our digital cable television services. These include DSL services and third generation, or 3G, mobile telephony.

        DSL

        There is now a range of service providers (such as internet service providers ("ISPs") which purchase DSL bandwidth on BT's local loop on a wholesale basis and/or use unbundled BT local loop network to provide broadband services to retail customers. These services include the provision of television and VOD services.

        3G

        Five mobile telephone networks have been awarded third generation, or 3G, licenses in the UK. Of these, "3," operated by Hutchinson 3G Limited, Orange, MMO2 and Vodafone have commercially launched their broadband/3G services. The content most suited to 3G networks is short form material, such as news clips or music videos. Although the provision of video services over 3G handsets is still limited in nature, it is likely to increase competition as the 3G operators expand their services.

Consumer Telephony

        Competition in the residential telephony market is intense and is likely to increase, principally as a result of price competition, the continued growth of mobile telephony as a substitute for fixed-line telephony, the introduction of carrier pre-selection and wholesale line rental, and number portability. There is also the relatively new threat posed from voice-over-internet-protocol ("VoIP") services, which is starting to emerge in the UK.

  BT

        BT, our principal competitor in the residential telephony market, has an established market presence, a fully built network and resources substantially greater than ours. By its own estimates, BT provided approximately 65% of all UK fixed voice minutes as of September 30, 2004. Our ability to convince consumers to choose our services over those of BT will largely determine our success in the residential telephony market.

        We believe that price is an important factor influencing UK customers to choose a telephony provider. BT has continued to modify its telephony rate structure by increasing line rental charges, decreasing the costs of its calls and generally moving towards fixed-price, bundled tariffs. Although we intend to remain competitive, changes in BT's price structure may adversely affect our financial condition and results of operations.

  Mobile

        The UK has a well developed mobile telephony market with five established mobile operators, each of which has a fully developed network. In addition, four of the five main mobile operators have recently rolled out 3G services. As a result, competition from mobile operators is increasing, principally due to fixed to mobile substitution, the complete substitution of a mobile telephone for a fixed-line telephone by consumers, and call substitution, the use of a mobile telephone instead of a fixed-line by consumers with both types of telephones.

        Competition from these operators could increase further, particularly if their call charges are reduced or their service offerings are expanded or improved. The continued expansion of 3G services by the five main network operators in 2005 will increase competition as 3G services enhance the attractiveness of mobile telephony generally with services such as video calling/messaging and video downloads. If we are unable to compete successfully with mobile telephone operators on price, quality of service and telephone features, competition resulting from fixed to mobile substitution and call substitution is likely to increase.

        See "Regulatory Matters—UK Telecommunications Regulation—Calls to Mobiles" for a discussion of the UK Office of Communications', or Ofcom's, conclusion that four of the UK's mobile networks have been required to reduce the call termination rates that they charge us and other telephony operators.

  Wholesale Line Rental and Carrier Pre-Select

        As a result of regulatory obligations imposed by Ofcom, BT Wholesale is obliged to provide third-party telephony operators with wholesale line rental, which enables those operators to offer both line rental and calls to end-users over BT's local network. BT is also required to offer carrier pre-select to third-party telephony operators, which means that a consumers' choice of telephony operator is programmed in the local BT exchange.

        In 2004, competition from third parties offering telephony services via carrier pre-select intensified and there were a number of new entrants in the market. There are currently over 10 major carrier pre-select resellers in the UK, including those of well known companies such as Tesco (a major UK supermarket), One-Tel (a specialist telephony reseller) and "Talk Talk," a fixed-line service offered by The Carphone Warehouse. Some of these companies also resell broadband services using the BT Wholesale network (e.g. One-Tel and "Talk Talk").

        The introduction of wholesale line rental bundled with carrier pre-select services may intensify the extent of competition faced by us from telephony service providers using BT's network.

  Voice over Internet Protocol Providers

        There is also emerging competition from companies offering VoIP services. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT's "Communicator." It is also expected that during 2005, ISPs will be able to use local loop unbundling to deliver consumer VoIP services via DSL.

Consumer Internet

        Blueyonder broadband, "SurfUnlimited," our unmetered dial-up internet product, and our blueyonder pay-as-you-go dial-up internet product all compete in a rapidly evolving marketplace and with products and services provided by companies in the telecommunications, information, media, entertainment and advertising fields. These products compete for usage, subscribers, advertising and e-commerce with a variety of companies offering dial-up and high-speed internet services.

        In 2004, competition in the internet market increased with the introduction of entry-level broadband internet services priced at below £20 per month, reflecting significant changes in BT's wholesale tariff structure, the introduction of monthly usage limits by many competitors, which allowed for product differentiation and increased competition in the entry-level end of the broadband internet market, and the increase in the speed of existing services.

        According to Ofcom, the total number of broadband internet subscribers in the UK stood at 4.4 million in June 2004, of which approximately 60% were comprised of DSL services provided to our competitors by BT Wholesale.

  Wholesale DSL Services

        BT Wholesale is the principal supplier of wholesale DSL services to other retail operators offering broadband internet services to consumers in the UK.

        In 2004, BT Wholesale made significant changes to the tariff structure for its wholesale DSL products. These changes lowered the minimum level of monthly rental charges per customer payable by ISPs which led to the introduction of entry-level retail broadband internet services by a number of major ISPs priced at below £20 per month. Following BT Wholesale's trial launch of a 1Mb service in the fourth quarter of 2003, a number of our competitors launched 1Mb services in early 2004. BT Wholesale also commenced trials of a 2Mb service in the fourth quarter of 2004 and subsequently announced that this service would be available with effect from February 17, 2005.

  Consumer Internet Services

        There are over 50 retail ISPs in the UK, but our principal competition comes from DSL resellers AOL, Wanadoo, Tiscali and BT (which has two retail ISPs, "BT Broadband" and "BT Yahoo!"). These same companies also provide our most significant competition in respect of dial-up internet services. During 2004, we experienced an increase in competition based on increased speeds offered and bandwidth usage capping (which limits the amount of material that a consumer can download at a particular price point) in addition to pricing, as broadband internet consumers continued to develop in sophistication and broadband internet service providers attempted to differentiate their products.

        For example, BT Broadband and BT Yahoo! both introduced usage caps and reduced pricing several times during 2004. In addition, on February 10, 2005, BT announced that it was increasing the speeds of BT Broadband's broadband internet services "up to" 2Mb and BT Yahoo!'s broadband internet services to 2Mb.

  New Technologies

        The emergence of new technologies, such as Wi-Fi (a wireless networking standard for transmitting high-speed video and multimedia information), WiMax (a new wireless broadband service) and Broadband Power Line ("BPL", which utilizes existing electricity networks to deliver broadband internet services) which can be used to deliver high-speed internet access are also likely to increase competition for our blueyonder broadband internet services.

Business Sales Division

        The market for business services, and in particular voice services, remains intensely competitive in the UK. The nature of the competition varies depending on the nature of the business sector, product/service offerings and geography.

        Our principal competitor is BT, which has both an extensive local access and national backbone network and is a major competitor in almost all of the areas in which we compete for business services.

        We compete for voice services with BT, other fixed-line network operators, mobile operators and resellers. Increasingly these operators are also competing with us for the provision of broadband internet services to the business market. Competition in this crowded market is likely to increase, as operators continue to compete on price and as service offerings, notably those which can be delivered via DSL (e.g. VoIP), are expanded.

        We also face significant competition in the provision of complex communications services to larger SMEs, corporate and public sector accounts. Principal amongst these competitors are BT, Cable and Wireless, Energis and COLT.

        We generally compete based on price and quality of service. We expect price competition to intensify as existing and new entrants compete aggressively. Most of these competitors have substantial resources and we cannot assure you that these or other competitors will not expand their businesses in our existing markets or that we will be able to compete successfully with them.

Content Segment

        Flextech, our wholly owned content subsidiary, supplies basic television programming to the UK multi-channel television market and generates revenues largely on subscription and advertising revenues from that television programming.

        Flextech's television programming competes with other broadcasters and may lose audience share, as a result of which its contracts with platform owners (which currently cover all UK digital and analog platforms) may not be renewed or may be renewed on less favorable subscription terms, and its advertising revenues may, as a result, decrease. Economic and market factors may also adversely influence subscription and advertising revenues apart from individual channel performance.

        Flextech competes for program rights with broadcasters transmitting similar channels to those owned by Flextech and those in which it has an interest by virtue of the companies comprising UKTV, Flextech's joint ventures with BBC Worldwide. As a result of this competition for a limited number of well-known program rights, it is possible that the price of these program rights could substantially increase, thereby limiting Flextech's ability to purchase that programming for transmission on its channels and those of UKTV, or adversely affecting the profitability of its channels.

        On February 2, 2004, Carlton Communications and Granada plc, two of the UK's leading producers and distributors of television programs and films completed their merger and ITV plc was created. The merger of Carlton and Granada is intended, in part, to increase the merged company's share of the UK television advertising market as cost synergies allow for greater investment in programming and ultimately higher viewing shares. ITV plc may also use "air-time bundling" contracts and pricing practices to increase advertising revenues that may adversely affect the business, results of operations and financial condition of Flextech and UKTV.

Regulatory Matters

Overview

        Our principal business activities are regulated and supervised by various governmental bodies in the UK and by the regulatory initiatives of the European Commission. The principal regulators of the UK cable television and telephony industry are Ofcom, the Office of Fair Trading, the Department of Trade and Industry, and the Department of Culture, Media and Sport.

        The Communications Act 2003 was enacted on June 17, 2003 and entered into force on December 29, 2003. This legislation has transferred to Ofcom the regulatory functions of the Director General of Telecommunications, the Office of Telecommunications, the Independent Television

Commission, the Broadcasting Standards Commission, the Radio Authority and the Radiocommunications Agency (an executive agency of the Department of Trade and Industry).

UK Regulatory Authorities

Ofcom

        Ofcom licenses and regulates the provision of commercial television broadcasting under the Broadcasting Acts of 1990 and 1996. Its functions are, among other things, to grant licenses for television broadcasting activities (including cable television licenses) and to regulate the commercial television sector by issuing codes on programming, advertising and sponsorship, monitoring programming content and enforcing compliance with the Broadcasting Acts and license conditions. Ofcom has the power to vary licenses, impose fines and revoke licenses in the event of a breach of license conditions. It also enforces ownership restrictions on those who hold or may hold an interest in licenses issued under the Broadcasting Act 1990, and is overseeing the introduction of digital television in the UK.

        Ofcom's functions also include the issuance of market review statements and notifications pursuant to the new Electronic Communications EU Directives (see below Item 1—"Business—Regulatory Matters—European Directives and Ofcom Consultations,") and the Communications Act 2003, imposing regulatory conditions on specific providers, and the monitoring and extension of those conditions as necessary, advising the Secretary of State for Trade and Industry on telecommunications issues, investigating complaints and exercising concurrent jurisdiction with the Office of Fair Trading under the Competition Act 1998 in respect of telecommunications markets. In exercising its functions, Ofcom has duties to promote the interests of consumers and to maintain and promote effective competition. Ofcom is also required to advise the Secretary of State as to the media public interest considerations in merger cases where the Secretary of State has issued a public interest intervention notice. Any such media public interest issues identified by Ofcom can then be referred by the Secretary of State to the Competition Commission for detailed investigation before the Secretary of State decides to either permit or block the merger on public interest grounds.

The Office of Fair Trading

        Under the Competition Act 1998, Ofcom and the Office of Fair Trading share concurrent responsibility for enforcing UK competition law in the telecommunications sector in respect of anti-competitive agreements and abuses of a dominant market position. Ofcom and the Office of Fair Trading have issued a joint guideline ("The Application of the Competition Act in the Telecommunications Sector") explaining how this concurrent jurisdiction is exercised. That guideline explains how the Competition Act 1998 is enforced in the telecommunications sector, and the relationship between the Competition Act 1998 and the Telecommunications Act.

        The Enterprise Act 2002, which entered into force in 2003, established the Office of Fair Trading as a corporate body headed by a chairman, replacing the previous office of the Director General of Fair Trading.

The Department of Trade and Industry

        Under the Communications Act 2003, the Secretary of State for Trade and Industry is primarily responsible for overseeing telecommunications policy, such as implementing EU Directives, after consultation with Ofcom. In practice, however, it is the Department of Trade and Industry, as the relevant government department, which fulfills these functions.

Department of Culture, Media and Sport

        The Department of Culture, Media and Sport is responsible for, among other things, determining the principles of broadcasting and media ownership policy.

Cable Television Regulation

Broadcast Licenses

        We hold Television Licensable Content Service ("TLCS") licenses that enable us to produce local programming, including local advertisements.

        The television channels provided by Flextech are regulated under the Communications Act 2003. Flextech provides all of its television channels by telecommunications satellite and by licensable telecommunications networks. Each television channel provided by satellite has its own TLCS license granted by Ofcom. These television licenses are granted on demand, subject to certain restrictions set out in the Communications Act 2003. There are no positive program obligations in terms of quality or diversity, but it is a condition of each license that the licensed service conforms to the consumer protection requirements and provisions of the Ofcom codes on programming, advertising, sponsorship and advertising breaks.

        Ofcom has the power to vary the terms of TLCS licenses but only after the licensee has been given a reasonable opportunity of making representations about any proposed variation and, where the proposal is to vary the license period, only where the licensee has consented to that variation.

        Holders of TLCS licenses are required to pay an annual license fee. The fees of the TLCS licenses are related to the scale, scope and revenue-earning capacity of each television service and are based upon revenues from advertising, sponsorship and subscriptions. The tariffs for these licenses have yet to be agreed with Ofcom, and may exceed previous license fee tariffs. Communications, network and services administrative charges are payable by all operators such as us with a relevant revenue greater than £5 million. Administrative charges are calculated by applying tariffs to the relevant revenue. These charges are recalculated each year by Ofcom.

Revocation of Television Licensable Content Service Licenses

        Ofcom is empowered to revoke TLCS licenses where the licensee fails to comply with its conditions or a direction from Ofcom, in some circumstances on a change of control of a licensee, and to enforce ownership restrictions in the applicable broadcasting law.

        TLCS licenses are transferable only with the prior written consent of Ofcom.

Ownership Restrictions

        The Communications Act 2003, as amended, also contains specific restrictions on the types of entities that may hold TLCS licenses or interests therein or control the holders of those licenses. That legislation has, however, removed foreign ownership restrictions in the UK media market.

Price Regulation of Cable Television

        Cable television pricing in the UK is not subject to retail pricing restrictions, including price limitations, rate of return assumptions or similar mechanisms of the kind imposed under US cable regulations. Ofcom does not impose retail price regulation on UK cable operators. However, all pay-television services are subject to a "fair and effective competition" condition found in each license issued by Ofcom and the application of general competition law and, at the wholesale and retail levels, examination by the Office of Fair Trading.

Regulation of Digital Broadcasting

        As well as establishing the Independent Television Commission's role (now transferred to Ofcom) in licensing and regulating commercial broadcast television services, the Broadcasting Act 1996 introduced provisions for the licensing of digital terrestrial broadcasting (currently provided by Freeview (see above Item 1—"Business—Competition—Consumer Television—Digital Television Services")).

Inter-operability

        We currently comply with mandatory Ofcom and EU standards for digital television transmission, but we cannot assure you that future EU Directives or Ofcom requirements on uniform standards will not adversely affect our digital television systems.

        In December 2001, the European Parliament and the European Council adopted a new Framework Directive, which included an obligation on the Member States, including the UK, to encourage the use of standards and/or specifications identified by the European Commission needed to encourage the harmonized provision of electronic communications networks and services and associated facilities. The scope of the obligation may extend to inter-operability within the digital television services market, including the area of open standards and applications programming interfaces, and, in particular, digital video broadcasting on a multi-media highway platform which relates to the applications programming interfaces used in digital television apparatus and infrastructure supporting the same. The European Commission has already stated that digital video broadcasting on a multi-media highway platform will be included in the list of standards to be published under the Framework Directive. While our digital apparatus and network are not currently compliant with the digital video broadcasting on a multi-media highway platform standard, compliance with those standards is not currently compulsory at either the UK or EU level. However, the European Commission has the right under the Framework Directive to make the list of standards compulsory where it has not been adequately implemented and the list of standards is necessary to ensure inter-operability and freedom of choice for users. The European Commission reviewed this position during 2004 and decided against an amendment to the same. We anticipate that the European Commission will continually review this area with a view to considering whether any standards in this area should become mandatory.

UK Switch-Over to Digital Terrestrial Transmission

        In February 2005, Ofcom issued a proposed schedule on the regional switch-off of analog terrestrial free-to-air television. In addition, the UK Government has initiated the creation of a project management entity to handle such switch-over. We expect both initiatives to affect our business in terms of potential take-up of digital TV services. We anticipate playing a full industry role in preparation for the regional switch-off of analog free-to-air television.

UK Telecommunications Regulation

General Authorizations

        All existing Telecommunications Act licenses were revoked on July 25, 2003 in accordance with the EU Communications Directive. Licenses granted pursuant to the Telecommunications Act were replaced as of that date by a general authorization regime that requires advance notification, the payment of an administration charge and adherence to certain general and specific conditions that replace the obligations in the previous licenses. Under this regime any company can, in principle, operate or provide communications services.

        Under the general authorizations regime, we are subject to various conditions and regulations including the provision of emergency services (the UK equivalent of 911 services in the US). The conditions also contain a number of detailed provisions relating to the technical aspects of our system

(for example, numbering, metering and the use of technical interfaces) and the manner in which we conduct our business. We are also subject to the Competition Act 1998 and various terms reflecting the provisions of the European Directive on Access to and Interconnection of Electronic Communications Networks and Services (described below). We are also required to comply with certain codes of practice and to provide information that Ofcom may require to carry out its statutory functions. Furthermore, we have an obligation to provide number portability.

        The fees payable to Ofcom are charged annually and are calculated on a proportion of Ofcom's costs in exercising its duties under the Communications Act 2003. Telecommunications operators such as us must now pay annual fees based on total revenue. If Ofcom's costs are estimated to be greater than all the fees collected, an extra fee may be levied on all operators. Electronic Communications Code administrative charges are payable as a one-off charge. All the above tariffs are subject to current consultation by Ofcom.

Service Obligations

        A cable operator has no obligation under its various authorizations to provide voice telephony services. Obligations concerning interconnection and price publication may be triggered at any point for the former and for the latter if it is deemed to have "significant market power" and/or is deemed to have "dominance." We have not received any directions from Ofcom stating that we are considered to have significant market power or dominance, except in the area of wholesale call termination. We, like all operators in the UK, have been determined to have significant market power in wholesale call termination. The effect of this is that we have to offer wholesale call termination rates that are reciprocal to BT's, as defined by Ofcom.

Installation and Maintenance Obligations

        The general authorizations that we operate under provide various rights and obligations with respect to installing and maintaining equipment such as ducts, cables and cabinets on public or private land, including the installation of equipment on public highways. Cable operators also have the benefit of the New Roads and Street Works Act 1991, which provides them with the same rights and responsibilities with respect to construction on public highways as other public utilities. The UK Government is implementing changes to the legislation that surrounds street works activities and equipment. Those changes may have an adverse effect on us.

Business Rates

        In January 2005, the European Commission initiated an investigation into the business rates paid by BT and Kingston Communications. The UK Government had, in parallel, also instigated a review. The business rates that we pay to the UK Government may be adversely affected by the investigation and/or review.

Strategic Review of the UK Telecommunications Market

        In April 2004, Ofcom launched its initial consultation on the Strategic Telecommunications Review. The three main areas of focus within the paper are: (1) where can regulation be withdrawn, if appropriate, (2) under what regulatory conditions should broadband services and network be developed and continually rolled out, and (3) should there be a structural separation of BT. Ofcom requested the industry respond in June 2004. Ofcom launched a second stage (Phase II) of consultation in November 2004. While supportive of the need to ensure continued investment in network, Ofcom has proposed a change in regulation in those geographic areas where there is competition. This may mean an increase in the regulation applicable to us dependent on the final Ofcom decision.

        In addition, Ofcom has proposed that unless BT accepts the principle of "equivalence" in relation to its treatment of third-party users of its wholesale products then it may use an Enterprise Act investigation into BT as a means of pursuing a structural separation of the same. Such a development may have an adverse impact on us.

Re-valuation of BT Copper Loop

        In association with the Phase II stage of the Strategic Telecommunications Review, Ofcom has also launched (in December 2004) a review on the financial re-valuation of the BT copper loop. Ofcom is proposing to reduce the regulatory and accounting value of the BT copper loop via a change in the accounting methodology used to value the same. The implementation of any such proposal could have an adverse affect on us.

Review of the BT Weighted Average Cost of Capital

        Also, in relation to the re-valuation of the BT copper loop and the Phase II stage of the Strategic Telecommunications Review, in January 2005, Ofcom launched a consultation on a review of the BT weighted average cost of capital ("WACC"). The Ofcom proposal is to de-aggregate BT's WACC, with a review to reducing the WACC as applied to the BT access business. Any such implementation of this proposal could have an adverse affect on our business.

Wholesale Broadband Regulation

        In May 2004, BT announced significant reductions in its wholesale unbundled local loop ("LLU") charges. In parallel, during 2004, Ofcom and BT announced significant reductions to LLU charges.

        In addition, Ofcom is reviewing a claim of margin squeeze made against BT in the provision of its wholesale broadband service. In September 2004, Ofcom submitted a case to BT claiming margin squeeze via the wholesaling of BT broadband services. In general terms, BT has to comply with a retail -x% price cap on specific wholesale broadband products.

        Ofcom has indicated its intention that in 2005, it will initiate a market review of the wholesale broadband market. We currently have no obligation to provide wholesale broadband access. There can be no guarantee that this position will be maintained, particularly if Ofcom completes such a market review. Dependent on the independent and/or combined market share of UK cable companies, Ofcom may impose a wholesale broadband supply obligation on us.

        All of the above changes to the regulation of broadband and us in particular could have an adverse affect.

Universal Service Obligation

        In January 2005, Ofcom initiated a review of BT's universal service obligations and costs. Any change by Ofcom to the treatment of universal service in the UK could have an adverse affect on the Company.

Public Service Broadcasting Review

        Ofcom has conducted a 12-month review of public service broadcasting ("PSB"). This included a detailed analysis of all the UK public service broadcasters (the BBC, ITV1, Channel 4, Five and S4C) and all related television services taken together.

        In November 2004, Ofcom published its Phase II stage of the PSB review. This proposed a reduction in the public service obligations of the current public service broadcasters and the creation of a Public Service Publisher ("PSP"). It is unclear how a PSP would be funded.

        In February 2005, Ofcom published its Phase III stage. Key proposals included a reduction in some of the public service obligations relevant to ITV, with an acknowledgement that digital switchover will reduce the viability of such obligations on a gradual basis. Ofcom also proposed that it should be responsible for the competition-based regulation of the BBC's activities. Finally, in order to remedy what it believes will be a deficit in public service broadcasting at the point that ITV relinquishes all such public service obligations, Ofcom proposes the concept of a UK Government funded PSP. These proposals are tentative and provisional. Any actual decision to adopt these proposals would be made by the UK Government.

Calls to Mobiles

        In June 2004, Ofcom concluded that the wholesale call termination/interconnect rates for four UK mobile networks; Vodafone, O2, Orange and T-Mobile should be reduced. Specifically, Ofcom decided that: (a) Vodafone and O2's call termination rates should reduce from around 8 pence per minute to 5.63 pence per minute, and (b) Orange and T-Mobile's call termination rates should be reduced from around 9.5 pence per minute to 6.31 pence per minute. All four operators will be required to ensure their average charges in the period between the beginning of September 2004 and March 2005 reflect these deductions. Average charges must then remain at that level until March 2006. As at present, mobile operators will be permitted to vary the charges by time of day.

        In July 2004, the mobile networks announced call termination rate changes in response to Ofcom's June statement.

        Mobile interconnection costs are significant to our business. We will explore options to provide new telephone packages in the light of any changes to the charges we incur in respect of interconnection/call termination rates that are imposed on the mobile networks.

        In March 2005, Ofcom launched a consultation on the legality of "GSM gateways." Such gateways are a form of interconnect by-pass for operators to send their calls to mobile networks. Typically, such gateways allow for lower levels of mobile call termination rates. Ofcom is consulting on whether the use of such gateways should be prohibited or liberalized. The outcome of the consultation could have a material impact on the operations and costs of our business.

Our Call Termination and Origination Rates

        Since October 2001, we have had a disagreement with BT on the level of call termination payments relevant for inbound geographic calls to our network. This matter was referred to Ofcom in December 2003. On April 16, 2004, Ofcom issued its final decision that we should comply with the industry-wide agreement for such payments. Any amounts due from us to BT will be paid in line with normal interconnect processes. The same amounts have been provided for in our accounts since October 2001.

        In addition, Ofcom determined in August 2002 that we could set our own call origination rate for non-geographic calls (such as 0800 numbers). In October 2004, Ofcom initiated market reviews in the area of non-geographic calls. The wholesale rates we earn and pay for non-geographic calls may be adversely affected by the market review.

Carrier Pre-Select Services and Wholesale Line Rental

        BT is already offering both wholesale carrier pre-select services and wholesale line rental. Re-sellers use both these wholesale services to serve customers on the BT network.

        Both these wholesale services are subject to consultation in the context of their delivery via BT's proposed 21st century network. Both BT and Ofcom are consulting on BT's 21st century network. We purchase wholesale line rental and carrier pre-select services from BT.

Next Generation Network (NGN) Access and Interconnection

        In November 2004, Ofcom launched a consultation on NGN access and interconnection. This includes the context of BT 21st Century network as well as other UK network operators. The outcome of the consultation may have an adverse affect on the Company. Ofcom has not yet published its conclusions.

European Directives and Ofcom Consultations

        The UK is a Member State of the EU. As such, it is required to enact national legislation that implements EU Directives. As a result, we are subject to regulation initiated at the EU level.

        A series of Directives has revised the regulatory regime concerning communications services across the EU. They include the following:

  •
  Directive 02/21/EC for a New Regulatory Framework for Electronic Communications Networks and Services (referred to as the Framework Directive);

  •
  Directive 02/20/EC on the Authorization of Electronic Communications Networks and Services;

  •
  Directive 02/19/EC on Access to and Interconnection of Electronic Communications Networks and Services (referred to as the Access Directive); and

  •
  Directive 02/22/EC on Universal Services and Users' Rights relating to Electronic Networks and Services (referred to as the Universal Services Directive).

        These new Directives were implemented in the UK as of July 25, 2003, primarily by the Communications Act 2003. As part of the implementation of the new Directives, the UK Office of Telecommunications, (whose functions are now carried out by Ofcom) has, among other reviews and consultations, undertaken and concluded several market reviews.

Environmental Regulations and Equipment

        We are subject to environmental regulations and legislation with respect to energy, emissions and waste in the ordinary course of our business.

        We are committed to developing and maintaining good environmental standards across all facets of our business. Our Environmental Management Committee, which was established in late 2001, meets on a regular basis and is responsible for monitoring our environmental performance and for setting targets for improvement.

        The committee's primary objective is to identify initiatives that will improve our environmental performance and to ensure that we have adequate data to be able to measure our year-on-year performance. As a business, we will continue to target a reduction in our overall adverse environmental impacts through 2005. Specifically, fewer staff, fewer buildings, reduced fault rates favorably impacting the number of engineer call-outs, web-based self-service ordering and exciting new product innovations such as "self-install" broadband internet continue to positively drive our environmental performance.

        The costs associated with complying with environmental regulations and legislation are not material to the business, capital expenditures, earnings or competitive position of us or our subsidiaries.

Risk Factors

        Investments in our common stock involve risks. Investors should carefully consider the following discussion of risks and the other information in this Annual Report before deciding to invest in our shares of common stock. The risks and uncertainties described below are not the only ones we face.

Risks Related to Our Operations

We may not be able to compete successfully in the highly competitive telephony, multi-channel television, broadband internet and content markets

        The level of competition is intense in all of the markets in which we compete. In particular, our key cable telephony and consumer television businesses compete in markets dominated by our competitors, BT in telephony and BSkyB in multi-channel television, and our cable telephony and broadband internet businesses are increasingly subject to new market entrants in each of those markets. In addition, technology changes may permit more competitors to offer bundled services, including the "triple play" of digital television, residential telephony and broadband internet services, that are competitive with our own bundled cable television, residential telephony, and broadband internet services.

        Each of BT and BSkyB have significantly greater economies of scale and resources than we have and are therefore in a better position to invest in developing and acquiring proprietary technology, to expand into new business fields, to take advantage of economies of scale with suppliers and to increase their market shares. These advantages are also increasingly important in the broadband internet market where BT has demonstrated a strong interest in developing and marketing broadband internet products. In addition, during 2004, BT significantly reduced the wholesale broadband fees it charges third parties to access its broadband network. As a result of the reduction in these costs, we expect increasing price competition from existing and new broadband service providers, who use BT's network to deliver digital subscriber line ("DSL") broadband internet services.

        In the digital television market, competition has been increased as a result of the launch of Freeview in October 2002, which provides a free 30-channel digital terrestrial service to consumers who have purchased a Freeview-enabled set-top box or a television with a digital tuner, and the launch in March 2004 by Top Up TV of a pay- television service offering approximately 10 pay-television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased Top Up TV software.

        In the telecommunications market, in addition to competition from fixed-line telephony providers such as BT and new entrants to the fixed-line telephony market, falling mobile phone tariffs have resulted in increased competition for our fixed-line telephony products. Lower mobile phone tariffs negatively impact both the volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones, as well as the number of subscribers to our telephony services, as consumers choose to substitute mobile phones for fixed-line phones. In addition, we expect increased competition from voice-over-internet-protocol ("VoIP") services as the penetration of broadband internet services increases in the UK.

        In order to compete, we may have to reduce the fees that we charge for our telephony services and this may negatively impact our telephony revenues. If we are unable to compete successfully, even following price reductions, we may not be able to attract new customers or retain our existing customers, particularly for higher-margin services.

Failure to successfully market broadband internet services may adversely impact our results of operations

        Blueyonder broadband, our high-speed consumer internet service is a significant contributor to our revenue and subscriber growth and the fastest growing part of our business. The contribution to revenue results both from growing numbers of blueyonder broadband internet customers as well as consumer television and consumer telephony customer growth resulting from blueyonder broadband internet subscribers who elect to take one or both of our other key services. However, residential use of broadband internet services is a relatively new and undeveloped market, in which we face significant competition from alternative internet access media such as DSL, and dial-up services offered by a number of our competitors. The primary advantage of cable broadband internet services over DSL is higher connection speeds. However, DSL service providers are continually improving the speeds of their services and the higher connection speed offered by cable broadband internet is only advantageous with regard to certain premium content features. If no market develops for these features, consumers might not be prepared to pay a premium for faster broadband internet services. If we are unable to charge prices for broadband internet services that are anticipated in our strategic plan as a result of competition, or if our competitors deliver better services, we are likely to experience reduced revenue and subscriber growth.

High customer churn could result in a failure to achieve anticipated revenue levels

        We currently have levels of household churn that generally compare favorably to household churn for most cable television companies in Europe and the United States. Nevertheless, we face strong competition in the markets in which we compete and our customers can readily purchase products and services substantially similar to our own from other providers. We also intend to introduce new products and services to better compete in our markets, (e.g. our VOD and DVR services) and the introduction of these products and services may challenge our ability to provide uniform customer care across our customer base and to integrate training and operations support systems, such as billing and accounts receivable functions, across our business. Customer churn is a measure of the percentage of customers disconnecting from our services in a given period and is considered to be an indicator of the level of customer satisfaction or dissatisfaction with our products and services, including customer care.

        We increased the prices for a number of our products and services in 2004 and our current long-range plan anticipates some additional price increases. Price rises generally lead to higher customer churn among customers who are sensitive to price fluctuations.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted

        The internet, cable and telecommunications sectors are characterized by rapid and significant changes in technology. The effect of future technological changes on our businesses cannot be predicted. It is possible that products or other technological breakthroughs, such as VoIP or wireless fidelity ("Wi-Fi"), may result in our core offerings becoming outdated and less competitive. We may not be able to develop new products and services at the same rate as our competitors or keep up with trends in the technology market as well as our competitors.

        The cost of implementing emerging and future technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

There is no assurance that new products that we may introduce will achieve full functionality or market acceptance

        Our long-range plan includes VOD and DVR products. Despite testing prior to release, we cannot guarantee that these new products, or any other new products that we may develop in the future, will perform as expected when first introduced in the market. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, our results of operations may be negatively impacted.

If we do not maintain and upgrade our networks in a cost-effective and timely manner, we could lose customers and revenues

        Maintaining an uninterrupted and high quality service over our network infrastructure is critical to our ability to attract and retain customers. Providing a competitive service level depends in part on our ability to maintain and upgrade our networks in a cost-effective and timely manner. The maintenance and upgrade of our networks will depend upon, among other things, our ability to:

  •
  modify network infrastructure for new products and services;

  •
  install and maintain cable and equipment; and

  •
  finance maintenance and upgrades.

        Our bank facilities limit the level of total capital expenditure that we can incur. If this affects our ability to replace network assets at the end of their useful lives or if there is any reduction in our ability to perform necessary maintenance on network assets, our networks may have an increased failure rate, which is likely to lead to increased customer churn and the effects described above.

We rely on single-source suppliers for some equipment and software

        We obtain some of the equipment and software used to provide our services from a single source. In particular the software used in our cable television set-top boxes is obtained from a single provider, which has been working with us to develop enhanced functionality that supports our VOD and DVR services. If we are forced to use alternative software we may experience delays in the roll-out of our VOD and DVR services and this could negatively affect our operations.

Our operations depend on critical systems housed in a relatively small number of locations, which could result in significant network outages in the event of a natural disaster, terrorist attack, war or other catastrophic event

        Our operations depend on many sophisticated, critical systems, which support all of the various aspects of our operations from network to billing and customer care systems. The hardware supporting a large number of those critical systems is housed in a relatively small number of locations. In particular, we have only a single originating point for our digital television services, known as a "headend," located in Knowsley. On December 31, 2003, the Knowsley headend was flooded resulting in an outage of our digital television services. If the Knowsley headend or one or more other locations were to be subject to fire, flooding, natural disaster, terrorism, power loss, break-in or other catastrophe in the future, it could result in network-wide or local outages in our network services. Our backup structure would only allow us to provide some restricted services, offering a limited amount of channels for a limited amount of time. Any outages would result in lost revenues, potential loss of customers and/or adverse publicity. In addition, the transmission of material that contains any viruses over our networks, or other electronic devices, intended to damage, or otherwise cause harm to or interfere with, our networks, could also result in a loss of revenues.

The market for business voice services is very price competitive and we may not be able to continue to compete successfully

        The market for business services, and in particular voice services, remains intensely competitive in the UK. We compete for business voice services with BT, mobile operators, other fixed-line network operators and resellers. Competition in this crowded market is likely to increase, as operators continue to compete on price and as other telephony-based service offerings, notably those which can be delivered via DSL (eg VoIP), are expanded in this price-sensitive market. If we are not able to compete on price, even if the quality of our services is superior to those of our competitors, we may not be as successful in attracting new customers or retaining existing customers.

We depend on key information systems for billing, customer management and service delivery over our networks, the failure of which could result in a loss of customers or failure to collect payments due from customers

        We rely on a number of software applications for billing, customer management and the delivery of services over our networks. Our ability to maintain accurate customer records for billing and marketing purposes is critical to our ability to collect revenue and market to our existing customer base. If we are unable to maintain, upgrade or expand these systems to meet future operational needs, maintain adequate back-up facilities or adequately protect our systems through firewalls and access controls, we may lose customers or fail to collect payments from them.

Regulation of the markets in which we provide our services has been changing rapidly; unpredictable changes in UK and EU regulations affecting the conduct of our business, including price regulations, may have an adverse impact on our ability to raise prices, enter new markets or control our costs

        Our principal business activities are regulated and supervised by various governmental bodies in the UK and by the regulatory initiatives of the European Commission. Regulatory changes have recently occurred, and may in the future occur, at the UK or EU level with respect to licensing requirements, price regulation, interconnection arrangements, number portability, carrier pre-selection, the ability to provide digital services, ownership of media companies, programming, local loop unbundling, the provision of open access by UK cable operators to other telecommunications operators, and the adoption of uniform digital technology standards or the bundling of services. Regulatory changes relating to our activities and those of our competitors, such as changes relating to third-party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, could adversely affect our ability to raise prices, enter new markets or control our costs.

The UK and EU merger control regimes may affect our ability to enter into a merger or acquisition that we otherwise believe will benefit us and our stockholders

        Our participation in any substantial merger or acquisition with another company in our industry may lead to significant increases in market share. A merger of this sort may be investigated by either the Office of Fair Trading or, depending on jurisdiction issues, the Merger Task Force of the European Commission. The Office of Fair Trading is likely to investigate any substantial merger involving us, which would lead to the creation of a company supplying more than 25% of the pay-television market in the UK or enhancing the market share of a company supplying more than 25% of the pay-television market in the UK.

        It is likely that any proposed merger or acquisition between us and another company in our industry would also be subject to consideration by Ofcom. Ofcom would then provide advice to the regulatory body considering the proposed merger or acquisition.

        In the UK, mergers that appear to raise significant competition (antitrust) issues or in the case of media mergers, public interest issues, may be referred to the UK Competition Commission for an in-depth investigation. Similarly, any merger being reviewed by the European Commission could, if significant competition issues were revealed, involve an in-depth "Phase II" investigation. Given that there has been considerable consolidation in the UK cable sector, the merger control process could limit the possibilities for any future consolidation.

We may not be able to achieve, or realize benefits from, any further consolidation in the UK cable industry

        We and other cable companies in the UK have historically grown through consolidation. The UK cable industry now consists of two principal participants, ntl and ourselves. As a result, the opportunities for us to grow through acquisitions are limited. We cannot assure you that any attempt to consolidate would be successful or that any anticipated benefits of consolidation would be realized on a timely basis or at all. In addition, we have provisions in our bank facilities that may impede our ability to consolidate. Risks associated with business combinations include the loss of contractual rights by virtue of change of control provisions, difficulties in integrating accounting policies and systems and loss of key employees.

Our dependence on BSkyB and other suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost

        We obtain a significant amount of our premium programming, some of our basic programming and pay-per-view sporting events from BSkyB, or a BSkyB joint venture. BSkyB is a leading supplier of programming to cable television operators and is the exclusive supplier of some programming including the Sky Sports channels and the most popular premium subscription film channels available in the UK.

        We continue to buy BSkyB wholesale premium content on the basis of an industry ratecard. There is no contractual agreement with BSkyB for the provision of such content.

        There is also programming carried by competing digital service providers that may not be available to our digital television subscribers. Our inability to obtain this programming, or any other popular programming, or to obtain it at a reasonable cost, could materially adversely affect the number of subscribers to our consumer television service.

We may not be able to offer our television subscribers certain of BSkyB's programming or may have to do so on terms that are not profitable for us

        In addition to providing programming to cable operators, BSkyB competes with us by offering its programming directly to its digital satellite customers. As a result of BSkyB's ownership of this content, it is able to offer this content to its subscribers at a price that will be challenging for us to match and still maintain a profit margin on the sale of that premium programming. BSkyB may also offer content exclusively to its digital satellite customers and not to us.

We rely on key suppliers to provide programming, which may increase our content acquisition costs

        In addition to BSkyB, our significant programming suppliers include Viacom, Discovery and Turner, a division of Time Warner. Suppliers of popular programming may decide to introduce new channels to be packaged with their existing programming options or otherwise increase our costs of purchasing existing and new programming. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost.

Disruptions in our satellite transmissions could materially adversely affect our content segment operations

        Flextech currently broadcasts its digital services with an Astra satellite transponder leased from Société Européene des Satellites. The operation of the Astra satellite is beyond Flextech's control. Disruption to the satellite would result in disruption to Flextech's content services and, depending upon the nature of that disruption, could result in a loss of revenues, a loss of customers and/or adverse publicity. The satellite transponder may fail before the expiration, in December 2013, of our contractual right to utilize it, which may result in additional costs as alternative arrangements are made for satellite transmission.

The development of technology that enables unauthorized access to our networks could result in a loss of revenue

        We rely on the integrity of our networks to ensure that our services are provided only to identifiable paying customers. We have experienced piracy of our television services by individuals who have circumvented the security features.

        We may not be able to maintain the integrity of our network. The development of new technology facilitating unauthorized access to our network could result in a loss of revenue.

We may not be granted rights to transmit our programming content over the internet

        All of the contracts governing our acquired television programming grant us the right to broadcast that programming over analog and/or digital television platforms. We may not be granted any rights to transmit that programming content over the internet. Failure to obtain internet transmission rights could prevent us from utilizing this content in connection with internet technologies and could result in competitors providing some of the content we broadcast over our analog and/or digital television platforms through the internet in competition with us.

Insolvency or non-performance by parties from whom we lease fiber-optic cable could result in the loss of cable service in some coverage areas

        Approximately nine percent of our fiber-optic cable is owned by other licensed operators and is leased to us on an "indefeasible rights of use" basis. In the event of insolvency or non-performance by the counterparties to these indefeasible rights of use, there is a risk that cable service could be lost in parts of the areas in which we operate.

We are modifying certain business practices and controls at our IDS subsidiary in connection with an Audit Committee review, which may negatively affect our advertising sales business

        On December 15, 2004, we announced that our Audit Committee was commencing an independent review of certain business practices of a subsidiary in our content division, IDS, which sells advertising time on television channels in which we have an ownership interest. Their review has now been completed. In connection with the review, management has made and will continue to make modifications to these business practices in a manner consistent with the Audit Committee's conclusions and will be taking steps to further strengthen internal controls at IDS and to improve the integration and alignment of IDS controls and procedures with those of the rest of the group. These measures may negatively affect the operations of IDS, including its ability to compete for television advertising sales.

We depend on the ability to attract and retain key personnel without whom we may not be able to manage our business lines effectively

        We operate in a number of rapidly changing technologically advanced markets that will continue to challenge our senior management. There is significant competition in attracting and retaining qualified personnel. Our future success is likely to depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. Speculation in the marketplace regarding possible mergers or other significant transactions could make it difficult for us to attract and retain these personnel.

Risks Related to Indebtedness and Financing

Our obligations to service our substantial indebtedness could significantly reduce available cash flow, impact our ability to obtain additional financing and limit our flexibility in reacting to competitive and technological changes

        We have substantial indebtedness and may incur additional indebtedness in the future. Our substantial consolidated level of indebtedness, and associated interest payment obligations:

  •
  limit cash flow available for general corporate purposes, including any acquisitions;

  •
  limit our ability to obtain necessary financing for working capital, capital expenditure or business opportunities and to implement our business strategies;

  •
  limit our flexibility in reacting to competitive, technological and other changes;

  •
  expose us to a risk that a decrease in net cash flows due to economic developments or adverse developments in our business could make it difficult or impossible to meet senior debt payment obligations; and

  •
  expose us to risks inherent in interest rate fluctuations.

We may not be able to fund our operations, capital expenditures and debt service obligations through operating cash flow in the future

        It is possible that we may not achieve or sustain sufficient cash flow in the future for the payment of interest, the meeting of capital expenditure needs and/or other operational purposes. If our operating cash flow is not sufficient to meet our operating expenses, capital expenditures and debt payment obligations, we may be forced to raise cash or reduce expenses by doing one or more of the following:

  •
  increasing, to the extent permitted, the amount of borrowings under our bank facilities;

  •
  restructuring or refinancing our indebtedness prior to maturity, or on unfavorable terms;

  •
  delaying or reducing capital expenditures necessary to maintain our network and respond to technological developments and increased competition;

  •
  selling or disposing of some of our assets, possibly on unfavorable terms;

  •
  revising or delaying the implementation of our strategic plans; or

  •
  foregoing business opportunities, including the introduction of new products and services, acquisitions and joint ventures.

        We could also be forced to seek additional equity capital, which could dilute the interests of the holders of our common stock.

        We cannot be sure that any of the above actions would be sufficient to fund our operations.

Our operations and financing activities are restricted by covenants in our bank facilities

        The bank facilities entered into by our subsidiary, Telewest Communications Networks Limited, ("TCN") and certain of TCN's direct and indirect subsidiaries contain a number of significant restrictions and covenants that limit our ability to:

  •
  acquire businesses or assets;

  •
  engage in mergers, consolidations and asset dispositions;

  •
  make capital expenditures and investments;

  •
  enter into debt and preferred equity financings;

  •
  use the proceeds of debt issuances, equity issuances and disposals except to repay outstandings under these facilities;

  •
  pay dividends or redeem or repurchase capital stock;

  •
  amend debt and other material agreements; and

  •
  sell equity of, or receive distributions from, subsidiaries.

        In addition, TCN is required to comply with specified financial ratios and performance covenants. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

If we are unable to comply with the financial and performance covenants in our bank facilities, our senior lenders could impose additional restrictions on us or accelerate repayment of all amounts due under the bank facilities

        Our ability to comply with the financial and performance covenants in our bank facilities will depend on a number of factors, including our operating performance, the level of interest rates and cash flow, as well as other factors that we may have failed to anticipate or that are beyond our control.

        If we, TCN or our other subsidiaries that are a party to the bank facilities do not comply with these or other covenants and restrictions contained therein, we could be in default under the bank facilities. As a result of a default, our senior lenders could cause all of the outstanding indebtedness under the bank facilities to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance that debt. In addition, any default under the bank facilities, or agreements governing our other existing or future indebtedness, is likely to lead to an acceleration of indebtedness under any other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our bank facilities is accelerated as a result of a default, we are unlikely to have sufficient assets to repay that debt, and/or other indebtedness then outstanding.

        Our bank facilities also include specific financial covenants that may impact our ability to engage in a merger, including as part of any further consolidation in the UK cable industry.

We may not be able to meet our debt service obligations under our bank facilities or under any other indebtedness that we may incur

        Our predecessor was historically unable to service its financial indebtedness. Following its financial restructuring, we have reduced but still substantial borrowings and our ability to make scheduled repayments on our bank facilities will depend on our future operating performance. General economic, financial, competitive, legislative, regulatory, business and other factors beyond our control will affect future operating performance. This is likely to also be true of any further indebtedness we may incur in the future.

        If we are unable to meet our debt service obligations, we could attempt to restructure or refinance our existing indebtedness or to seek additional funding. We cannot assure you, however, that we would be able to do so on satisfactory terms, if at all. In addition, subject to restrictions on further indebtedness in our bank facilities, we may choose to incur additional indebtedness in the future. This could adversely affect our operating cash flows and our ability to service our existing indebtedness.

Telewest Global, Inc. and Telewest UK are holding companies and depend upon cash from their subsidiaries to meet their obligations

        Telewest Global, Inc. is a holding company with no independent operations or significant assets other than its investment in Telewest UK. Telewest UK is a holding company with no independent operations or significant assets other than its investments in and advances to subsidiaries. In order to meet its obligations, Telewest Global, Inc. relies on receiving sufficient cash from Telewest UK and its subsidiaries. Our subsidiaries are restricted by the covenants in the bank facilities from paying dividends, repaying loans and making other distributions to Telewest Global, Inc. and Telewest UK. In particular, the bank facilities currently restrict the funds available to us from TCN to £20 million a year and limit the use of such funds. Future debt instruments may contain similar restrictions that may prevent us from meeting our obligations.

        Telewest UK has indemnified Telewest Communications and Telewest Jersey for any of their obligations not compromised in connection with Telewest Communications' financial restructuring, except for, among other things, certain expenses of Telewest Communications' shareholders and its former noteholders arising as a result of the financial restructuring, and will rely on funds provided by its subsidiaries in meeting its obligations under that indemnity.

Telewest Global, Inc. may be subject to income taxation in multiple jurisdictions

        Telewest Global, Inc. as a Delaware corporation, is subject to income taxation in the US. If Telewest Global, Inc. were deemed to have its place of central management and control in the UK, it would also be subject to taxation in the UK. If that were the case, its effective tax rate and aggregate tax liability would be affected by a number of factors, including differences in tax rates in the US and the UK, tax treaties between the US and the UK, and future changes in the law. As a result, it may be required to pay income taxes in one jurisdiction for a particular period even though on an overall basis it incurred a net loss for that period or may otherwise have a higher aggregate tax liability.

It may be difficult to compare our current and future financial statements as a result of fresh-start reporting

        As a result of the completion of the financial restructuring of our predecessor, Telewest Communications, on July 15, 2004, we adopted fresh-start reporting in accordance with SOP 90-7, with effect from July 1, 2004, (see Item 6—"Selected Historical Consolidated Financial Data"). Under SOP 90-7, we established a new accounting basis, and recorded our existing assets and liabilities at their respective fair values. As a result of the application of fresh-start reporting, our balance sheet and results of operations for the year ended December 31, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheets or results of operations reflected in our predecessor's historical financial statements for periods prior to July 1, 2004 included elsewhere in this Annual Report.

A significant percentage of the outstanding shares of our common stock are held by a small number of stockholders, who may have conflicts of interest

        As a result of the financial restructuring of our predecessor, Telewest Communications, some of its former bondholders, including some of the former bondholders who designated one or more members of our initial board of directors, became significant stockholders of us. As a result of these relationships, when conflicts arise between the interests of significant stockholders and the interests of our other stockholders, directors designated by the affected stockholders may not be disinterested. These stockholders may also have or make significant investments in other telecommunications companies, including ntl. This may result in conflicts of interest. Actions these stockholders take relating to these investments may conflict with the interests of our other stockholders. Under Delaware law, transactions that we enter into in which a director has a conflict of interest are generally permissible as long as the material facts as to the director's or officer's relationship to or interest in the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

Risks Related to Our Common Stock

The sale of a large number of the shares held by the former creditors of our predecessor could cause our stock price to decline, or otherwise depress its trading price, and make it difficult for us to sell equity or equity-related securities

        As a result of the financial restructuring, Telewest Communications' and Telewest Jersey's scheme creditors received 98.5% of our outstanding common stock. Some of these former creditors are not in the business of holding equity on a long-term basis. Some of these stockholders also have rights, subject to various conditions, to require us to file one or more registration statements, including the "shelf" registration statement filed on July 16, 2004 and subsequently amended, covering their shares, or to include their shares in registration statements that we may file for ourselves or on behalf of other stockholders. Subsequent sales by these stockholders of a substantial number of shares may significantly reduce the market price of our common stock. Moreover, the perception that these stockholders might sell significant amounts of common stock could depress the trading price of the common stock for a considerable period. Sales of these shares, and the possibility of these sales, could make it more difficult for us to sell equity, or equity-related securities, in the future at a time, and price, that we consider appropriate.

Due to our predecessor's financial history and the historical volatility of the shares of cable, telecommunications and internet companies, the market price of our common stock is likely to be volatile

        As a result of a number of factors, including the recent financial condition of our predecessor and our participation in markets that have experienced historical price volatility, the market price for our common stock is likely to be volatile, perhaps even more so than the stock market in general, and the market for cable, telecommunications and internet companies in particular. Factors that could cause volatility in the market price for our common stock in the future may include, among other things:

  •
  actual or anticipated variations in our operating results;

  •
  new products or services, whether ours or those of our competitors;

  •
  changes in financial estimates by securities analysts covering us;

  •
  changes in the market valuations of other cable, telecommunications and internet companies;

  •
  large increases or decreases in capital commitments;

  •
  additions or departures of key personnel; and

  •
  issuances of common stock by us.

        Due to our predecessor's troubled financial history and our participation in historically volatile markets, these factors may negatively affect the market price for our common stock to a greater extent than they would other companies, in some cases regardless of our operating performance.

Shares may be issued to our directors and employees under stock option plans, which could dilute the value of our common stock

        We set aside a portion of our common stock to be used in our 2004 Stock Incentive Plan, which is designed to incentivize our employees, senior executives and directors. Our board of directors reserved 24,500,000 shares for issuance pursuant to the 2004 Stock Incentive Plan. At December 31, 2004 an

aggregate of 9,803,054 shares were subject to outstanding options and restricted share grants. The issuance of additional common stock pursuant to the plan could dilute existing stockholders.

Some provisions of our certificate of incorporation, by-laws and bank facilities may discourage or prevent attempts to acquire or merge with us, even if such a consolidation might be beneficial to our stockholders

        Provisions of our certificate of incorporation and by-laws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our board of directors. Our board of directors has also authorized the adoption of a stockholder rights plan, which is triggered when certain conditions are met, including the acquisition of (i) 25% or more of our shares by any person or (ii) 10% or more of our shares by any person where that acquisition has been determined by our board of directors to be adverse to the long-term interest of our stockholders. If triggered, the stockholder rights plan will result in the acquisition of us being uneconomic for a potential acquiror. In addition, the bank facilities contain terms that could restrict our ability to merge with, or be acquired by, a third-party, including financial covenants to be applied on an aggregated basis to us and the third-party which may wish to merge with or acquire us. We are also subject to Section 203 of the Delaware General Corporation law, which limits the ability of any party that acquires more than 15% of our common stock to take certain actions.

        The Delaware law provisions, certain terms in our bank facilities, and/or the stockholder rights plan, could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. The Delaware law provisions, or the stockholder rights plan, could likewise limit the prices that investors might be willing to pay in the future for our common stock.

ITEM 2. PROPERTIES

        We utilize numerous offices, technical facilities, warehouses and customer care centers throughout the UK. As of December 31, 2004, we owned or leased and occupied an aggregate of approximately 1,664,000 square feet (approximately 1,477,000 square feet of which was owned or occupied pursuant to long-term leases, and approximately 187,000 square feet of which was otherwise leased and occupied) showing a further decline in our overall property holdings. In November 2002, a property rationalization program was commenced following a reduction in headcount during that year. Since December 31, 2002, 47 properties have been closed of which 41 have been disposed of or surrendered. The program will continue to evaluate the optimum level of property holdings for us. We believe that our current properties are adequate for our current needs and additional space can be obtained on reasonable terms to accommodate future growth, if needed.

        Details of our principal premises, all of which are located in the UK, are summarized below:

        Freehold Properties, all of which are used in connection with our cable segment.

Location	Current Use	Area
Knowsley, Merseyside	Group data center, digital headend and technical center	65,290 sq ft
Bradford	Offices and technical facilities	53,143 sq ft
Staverton, Cheltenham	Offices, stores and technical facility	36,798 sq ft
Almondsbury, Bristol	Office and technical facility	28,990 sq ft
Croydon, Surrey	Offices and technical facilities	20,886 sq ft

        Leasehold Properties, all of which are used in connection with our cable segment, except the Great Portland Street and Stephen Street offices in London, which are also used in the content segment.

Location	Current Use	Area
Woking, Surrey	Corporate headquarters	100,624 sq ft
Liverpool—Albert Dock	Call center	81,498 sq ft
Sheffield	Call center	66,717 sq ft
London—Great Portland Street	Offices	56,796 sq ft
Plymouth(1)	Office, call center and technical facility	45,824 sq ft
Dudley	Call center	44,372 sq ft
Gateshead	Satellite call center, offices and technical facility	42,509 sq ft
London—Stephen Street	Offices	31,276 sq ft
Birmingham—CablePhone House	Offices and satellite call center	31,270 sq ft
Basildon	Call center, offices and technical facility	30,689 sq ft
Liverpool—Century Buildings	Office and technical facility	29,036 sq ft
Edinburgh	Call center and technical facility	27,752 sq ft
Birmingham—Mailbox	National billing and collections center	23,865 sq ft

(1)
The Plymouth call center is in the process of being closed.

ITEM 3. LEGAL PROCEEDINGS

        Other than as set forth below, neither we nor any of our subsidiaries is or has been engaged in any legal or arbitration proceedings, nor are any such proceedings pending or threatened by or against them that may have, or have had during the past twelve months, a significant effect on our and our subsidiaries' financial position.

VAT Proceeding

        A proceeding relating to the VAT status of Cable Guide and Zap magazines was instituted on June 29, 2001 by the Commissioners of Customs and Excise against Telewest Communications Group Limited and Telewest Communications (Publications) Limited. This proceeding was heard between October 21 and October 25, 2002 before the VAT and Duties Tribunal and as a result a judgment was passed down on January 21, 2003, which resulted in the provision of £16 million against revenue in the consolidated financial statements of our predecessor, Telewest Communications. The item arose in respect of VAT payable in the period from January 2000 to July 2002. The magazines have since ceased publication. Therefore, the item represented the full extent of our predecessor's VAT liability in respect of its magazine operations. The VAT tribunal held that our predecessor's arrangements to protect the zero-rated VAT status of Cable Guide and Zap magazines could, in principle, be effective in creating a separate supply by Telewest Communications (Publications) Limited, which was not ancillary to the supply of pay-television services. However, in practice, the steps taken by our predecessor were held to be insufficient to make the arrangements effective. Our predecessor appealed this decision in the High Court in November 2003. The appeal was unsuccessful and our predecessor submitted a further appeal against the High Court's decision, which was heard by the Court of Appeal in the week commencing November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in our favor on all points. The Commissioners of Customs and Excise have applied for leave to make a further appeal to the House of Lords. We continue to progress the recovery of the tax paid and interest on this sum pending the resolution of such appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our shares are traded on the Nasdaq National Market under the symbol "TLWT." Our shares were not publicly traded prior to the financial restructuring of our predecessor, Telewest Communications, and commenced trading on July 19, 2004. The following table sets forth the reported high and low price per share of our common stock on the Nasdaq National Market for the periods indicated.

	Price per share
	High	Low
2004
Third Quarter (from July 19)	$13.20	$10.00
Fourth Quarter	$17.58	$11.65
2005
First Quarter (through March 18, 2005)	$17.54	$16.00

Holders

        As of March 18, 2005, our transfer agents informed us that there were approximately 399 record holders of our common stock, although there is a larger number of beneficial owners.

Dividends

        Since our inception, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and for debt service and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

        Our subsidiaries are restricted by the covenants in our bank facilities from paying dividends, repaying loans and making other distributions to us or Telewest UK. In particular, our bank facilities generally restrict the funds available to us from TCN to £20 million per year and limit the use of such funds. For a further discussion of the legal and contractual restrictions on our ability to declare and pay cash dividends please refer to Item 1—"Business—Risk Factors—Risks Related to Indebtedness and Financing—Our operations and financing activities are restricted by covenants in our bank facilities/Telewest Global, Inc. and Telewest UK are holding companies and depend upon cash from their subsidiaries to meet their obligations" and Item 7—"Management's Discussion and Analysis of Financial Conditions and Results of Operations—New Bank Facilities."

Recent Sales of Unregistered Securities

        We were incorporated in the State of Delaware on November 12, 2003. In connection with our incorporation, one share of our common stock, par value $0.01 per share, was issued to our predecessor, Telewest Communications, at a price of $10. No underwriters were involved in the issuance and sale of this security and we relied on the exemption from registration provided by Section 4(2) of the Securities Act.

        An escrow agent distributed 241,325,000 shares of our common stock to certain creditors of Telewest Communications and its wholly owned finance subsidiary, Telewest Jersey. These creditors received the shares of our common stock pursuant to an English-court sanctioned scheme of arrangement in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) of the Securities Act. No underwriters were involved in the issuance and sale of these securities.

ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following table presents selected historical consolidated financial data for our predecessor for each of the fiscal years 2000, 2001, 2002 and 2003, the six months ended June 30, 2004 and as of the fresh-start date, July 1, 2004 and for us for the year ended December 31, 2004. The consolidated financial statements for the five fiscal years ended December 31, 2004 have been audited by KPMG Audit plc, an independent registered public accounting firm, and have been presented in accordance with United States generally accepted accounting principles ("US GAAP"). The selected historical financial data should be read in conjunction with, and are qualified in their entirety by reference to Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our and our predecessor's historical consolidated financial statements and notes thereto, each of which is included elsewhere in this Annual Report.

        Beginning with our unaudited consolidated financial statements for the three months ended September 30, 2004, our financial statements reflect our acquisition of the businesses of our predecessor and the application of fresh-start reporting as described in Statement of Position 90-7, "Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The adoption of fresh-start reporting resulted in the determination of our reorganization value and the allocation to assets in conformity with the procedures specified by Financial Accounting Standards Board, ("FASB"), Statement No. 141, Business Combinations, ("SFAS 141") and each liability generally was stated at the then fair value of the amount to be repaid. Fresh-start reporting changed the book value of our tangible and intangible assets with an associated change in our depreciation and amortization expense as compared to the financial statements for periods prior to the effective date of the financial restructuring included elsewhere in this Annual Report.

        The financial statements with respect to us and our predecessor included in this Annual Report are presented in pounds sterling, our and their operating currency.

		Fresh- start adoption July 1, 2004(2)	Six months ended June 30, 2004
	Year ended December 31, 2004(1)			Year ended December 31,
				2003	2002	2001	2000(3)
	Reorganized Company	Predecessor Company
	(in millions, except per share data)
Statement of Operations Data:
Revenue
Consumer Sales Division	£479	£—	£470	£907	£894	£857	£740
Business Sales Division	126	—	130	278	283	268	248

Total Cable Segment	605	—	600	1,185	1,177	1,125	988
Content Segment	59	—	54	113	106	129	81

Total revenue	£664	£—	£654	£1,298	£1,283	£1,254	£1,069

Operating costs and expenses
Cable segment expenses	£141	£—	£153	£318	£346	£377	£367
Content segment expenses	42	—	34	81	70	83	46
Depreciation	204	—	184	389	495	469	423
Impairment of fixed assets(4)	—	—	—	—	841	—	—
Selling, general and administrative expenses	231	26	244	490	526	497	445
Amortization	18	—	—	—	—	183	147
Impairment of goodwill(4)	—	—	—	—	1,445	766	—

Total operating costs and expenses	£636	£26	£615	£1,278	£3,723	£2,375	£1,428

Operating income/(loss)	£28	£(26)	£39	£20	£(2,440)	£(1,121)	£(359)
Other income/(expense)
Interest income	11	—	15	24	19	15	15
Interest expense (including amortization of debt discount)	(96)	—	(230)	(488)	(528)	(487)	(385)
Foreign exchange gains/(losses), net	3	—	40	268	213	—	(15)
Share of net income/(losses) of affiliates and impairment(4)	8	—	8	1	(118)	(216)	(15)
Minority interest in losses of subsidiaries, net	—	—	—	—	1	1	1
Other, net	—	—	(1)	8	36	(3)	(3)
Fresh-start adoptions—assets and liabilities	—	914	—	—	—	—	—
Gains on discharge of debt, associated interest and extinguishment of derivative contracts	—	1,827	—	—	—	—	—
Tax (expense)/benefit	—	—	(1)	(16)	28	70	6

Net (loss)/income	£(46)	£2,715	£(130)	£(183)	£(2,789)	£(1,741)	£(755)

Basic and diluted loss per share of common stock	£(0.19)

Weighted average number of shares of common stock outstanding	245

Other Financial Data:
Cash provided by/(used in) operating activities	£124	£—	£170	£308	£103	£13	£(4)
Cash used in investing activities	(102)	—	(124)	(212)	(365)	(561)	(556)
Cash (used in)/provided by financing activities	(188)	(218)	(21)	(59)	638	502	555
Working capital(5)	(335)	—	(810)	(711)	(500)	(305)	(170)
Capital expenditure(6)	109	—	127	228	447	546	525
Balance Sheet Data (at period end):
Property and equipment, net	£2,974	£—	£2,342	£2,421	£2,598	£3,473	£3,289
Total assets	4,344	—	3,857	3,889	4,095	6,332	7,324
Investments	304	—	367	362	376	547	784
Total debt (including short term)	1,707	—	5,289	5,293	5,450	4,897	4,254
Total debt—long-term	1,686	—	6	6	6	4,837	3,419
Capital leases (including short term)	107	—	118	140	204	238	245
Capital leases—long-term	69	—	42	51	127	238	245
Shareholders' equity/(deficit)	1,909	—	(2,688)	(2,558)	(2,386)	451	2,145

(1)
We did not carry on any business and incurred insignificant expenses prior to the completion of our predecessor's financial restructuring. For that reason, our consolidated results of operations for the year ended December 31, 2004 and the six months ended December 31, 2004 are in all material respects identical.

(2)
We adopted fresh-start reporting in accordance with SOP 90-7 with effect from July 1, 2004. Under SOP 90-7, we have established a new accounting basis, and recorded our existing assets and liabilities at their respective fair values.

(3)
Includes results of operations of Flextech from April 19, 2000 (the date our predecessor acquired Flextech) and the results of Eurobell (Holdings) PLC from November 1, 2000 (the date our predecessor acquired Eurobell).

(4)
In 2002, our predecessor recorded a fixed asset impairment charge of £841 million, a goodwill impairment charge of £1,445 million and wrote down the value of its investments in affiliates by £130 million. In 2001, it recorded a goodwill impairment charge of £766 million and wrote down the value of its investments in affiliates by £202 million.

(5)
Includes trade and other receivables, prepaid expenses and inventory less accounts payable, other liabilities inclusive of capital accruals and deferred revenue.

(6)
Represents cash paid for property and equipment, net of cash received upon dispositions of property and equipment, of £5 million, zero, £1 million, £2 million and £2 million, respectively, for the years 2004, 2003, 2002, 2001 and 2000; and zero for the six-month period presented.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We were incorporated in Delaware on November 12, 2003. On November 26, 2003, we acquired the entire issued share capital of Telewest UK, a newly formed subsidiary under the laws of England and Wales.

        On July 13, 2004, as part of the financial restructuring of our predecessor, Telewest Communications, we entered into a transfer agreement to acquire substantially all of the assets of Telewest Communications. The financial restructuring of Telewest Communications was declared effective on July 15, 2004 and we became the ultimate holding company for the reorganized business.

        The presentation of our financial results of operations for the year ended December 31, 2004 and all subsequent reporting periods will differ from that of our predecessor due to the financial restructuring, and it may be difficult to compare our future performance to our predecessor's historical performance. In particular, as a result of the completion of our predecessor's financial restructuring:

  •
  £3,282 million of notes and debentures and £479 million of unpaid accrued interest reflected on our predecessor's balance sheet, were extinguished. In addition, as part of the financial restructuring, our then existing senior secured credit facility was amended. As part of the amendment process, £160 million of our outstanding senior debt was repaid. The final results of operations of our predecessor include a gain on the extinguishment of its outstanding notes and debentures. As a result of the completion of the financial restructuring, our indebtedness and related interest expense have been substantially reduced; and

  •
  we adopted fresh-start reporting in accordance with SOP 90-7 with effect from July 1, 2004. Under SOP 90-7 we established a new accounting basis, and recorded our then existing assets at their fair values and liabilities at the then present value of amounts to be paid. As a result of the application of fresh-start reporting, our balance sheets and results of operations for the year ended December 31, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheets and results of operations reflected in our predecessor's historical financial statements for periods prior to July 1, 2004.

        We have the same segments (cable and content) as our predecessor.

Combined Companies

        In the following tables, for the convenience of the reader for comparison purposes, our results of operations and cash flows for the year ended December 31, 2004 have been combined with the results and cash flows of our predecessor for the six months ended June 30, 2004, to give results and cash flows of the combined group for the year ended December 31, 2004. We and Telewest UK, our wholly owned subsidiary and the group's UK holding company, did not carry on any business and incurred insignificant expenses prior to the completion of our predecessor's financial restructuring. For that reason our consolidated statements of operations for the year ended December 31, 2004 and the six months ended December 31, 2004 are in all material respects identical. We believe this combined presentation is helpful for the understanding of our performance, and that it provides useful supplemental information to our investors. The presentation does not include any adjustments to give pro forma effect to the financial restructuring as of an earlier date and is not intended to be indicative of the results that would have been obtained had the restructuring been completed at the beginning of the period. In addition, it is not indicative of results to be expected in future periods.

Statements of Operations
(amounts in £millions)
(unaudited)

	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2004	Year ended December 31, 2003
	Reorganized Company	Predecessor Company	Combined Companies	Predecessor Company
Revenue
Consumer Sales Division	479	470	949	907
Business Sales Division	126	130	256	278

Total Cable Segment	605	600	1,205	1,185
Content Segment	59	54	113	113

Total revenue	664	654	1,318	1,298

Operating costs and expenses
Cable segment expenses	141	153	294	318
Content segment expenses	42	34	76	81
Depreciation	204	184	388	389
Amortization	18	—	18	—

Cost of revenue	405	371	776	788
SG&A	231	244	475	490

	636	615	1,251	1,278

Operating income	28	39	67	20
Other income/(expense)
Interest income	11	15	26	24
Interest expense (including amortization of debt discount)	(96)	(230)	(326)	(488)
Foreign exchange gains, net	3	40	43	268
Share of net income of affiliates	8	8	16	1
Other, net	—	(1)	(1)	8

Loss before income taxes	(46)	(129)	(175)	(167)
Income taxes charge	—	(1)	(1)	(16)

Net loss	(46)	(130)	(176)	(183)

        The Statement of Operations for the combined companies for the year ended December 31, 2004 excludes our predecessor's Statement of Operations for July 1, 2004.

Segment Information
(amounts in £millions)
(unaudited)

	Year ended December 31, 2004(1)	Six months ended June 30, 2004	Year ended December 31, 2004	Year ended December 31, 2003
	Reorganized Company	Predecessor Company	Combined Companies	Predecessor Company
CABLE SEGMENT
Consumer Sales Division revenue	479	470	949	907
Business Sales Division revenue	126	130	256	278

Third-party revenue	605	600	1,205	1,185
Operating costs and expenses (before financial restructuring charges)	361	369	730	766

Adjusted EBITDA including inter-segment costs	244	231	475	419
Inter-segment costs(1)	5	5	10	10

Adjusted EBITDA	249	236	485	429

CONTENT SEGMENT
Content Segment revenue	64	59	123	123
Operating costs and expenses (before financial restructuring charges)	58	46	104	108

Adjusted EBITDA including inter-segment revenues	6	13	19	15
Inter-segment revenues(1)	(5)	(5)	(10)	(10)

Adjusted EBITDA	1	8	9	5

(1)
Inter-segment revenues are revenues of our content segment which are costs in our cable segment and which are eliminated on consolidation.

        The segment information for the combined companies for the year ended December 31, 2004 excludes the segment information of our predecessor for July 1, 2004.

Statements of Cash Flows
(amounts in £millions)
(unaudited)

	Year ended December 31, 2004	July 1, 2004	Six months ended June 30, 2004	Year ended December 31, 2004	Year ended December 31, 2003
	Reorganized Company	Predecessor Company	Predecessor Company	Combined Companies	Predecessor Company

Net cash provided by operating activities	124	—	170	294	308

Cash flows from investing activities
Cash paid for property and equipment	(114)	—	(127)	(241)	(228)
Repayment/(payment) of loans made to affiliates, net	7	—	(4)	3	7
Disposal of affiliate, net of cash disposed	—	—	7	7	10
Cash paid for acquisition of subsidiaries, net of cash acquired	—	—	—	—	(1)
Proceeds from sale and leaseback	5	—	—	5	—

Net cash used in investing activities	(102)	—	(124)	(226)	(212)

Cash flows from financing activities
Release/(placement) of restricted cash	21	(36)	2	(13)	(1)
Repayment of borrowings under credit facilities	(1,840)	(160)	—	(2,000)	(1)
Draw downs under bank facilities	1,700	—	—	1,700	—
Payment for bank facilities fees	(51)	(22)	—	(73)	—
Net proceeds from currency swaps	3	—	—	3	—
Principal element of capital lease repayments	(21)	—	(23)	(44)	(57)

Net cash used in financing activities	(188)	(218)	(21)	(427)	(59)

Net (decrease)/increase in cash and cash equivalents	(166)	(218)	25	(359)	37
Cash and cash equivalents at beginning of period	—	452	427	427	390
Cash and cash equivalents transferred from Predecessor Company to Reorganized Company	234	(234)	—	—	—

Cash and cash equivalents at end of period	68	—	452	68	427

Supplementary cash flow information:
Cash paid for interest, net	(111)	—	(61)	(172)	(141)
Cash received for income taxes	2	—	2	4	3

Critical Accounting Policies and Estimates

        Our accounting policies are summarized in note 3 to our consolidated financial statements. As stated above, we prepare our consolidated financial statements in conformity with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include impairment of goodwill and long-lived assets, capitalization of labor and overhead costs, accounting for debt and financial instruments and valuation of assets and liabilities under fresh-start reporting. Actual results could differ from those estimates.

        We consider the following policies and estimates to be the most critical in understanding the assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

  •
  impairment of goodwill and long-lived assets;

  •
  capitalization of labor and overhead costs;

  •
  accounting for debt and financial instruments; and

  •
  valuation of assets and liabilities under fresh-start reporting.

Impairment of Goodwill and Long-Lived Assets

        All long-lived assets, including goodwill and investments in unconsolidated affiliates, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (and at least annually for goodwill and intangible assets with indefinite lives). If an asset is determined to be impaired, it is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and those estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows and the discount rate used in the calculation. Assumptions used in these cash flows are consistent with our internal forecasts. If actual results differ from the assumptions used in the impairment review, we may incur additional impairment charges in the future.

Capitalization of Labor and Overhead Costs

        The telecommunications and cable industries are highly capital-intensive and a large portion of our resources is spent on capital activities. Judgment is sometimes required to determine whether a project is capital in nature and whether certain costs are directly associated with a capital project. In particular, determining whether overhead is borne as a consequence of specific capital activities requires some judgment. The changing nature of the sectors in which we operate and the nature of our development activities will affect the appropriateness of our capitalization policy in the future.

        We capitalize that proportion of labor and overhead costs which is directly related to the development, construction and installation of fixed assets. These costs include payroll and related costs of employees and support costs such as rent and service costs. We regularly review our capitalization policy and the nature of the costs being capitalized to ensure that such costs continue to be directly related to the development, construction and installation of fixed assets.

Accounting for Debt and Financial Instruments

        We manage our risks associated with foreign exchange rates and interest rates and may use derivative financial instruments to hedge a portion of these risks. As a matter of policy, we do not use derivative financial instruments unless there is an underlying exposure and, therefore, we do not use derivative financial instruments for trading or speculative purposes. The evaluation of hedge effectiveness is subject to assumptions and judgments based on the terms and timing of the underlying exposures. All derivative financial instruments are recognized in the consolidated balance sheet at fair value. The fair value of our derivative financial instruments is generally based on quotations from third-party financial institutions, which are market estimates of fair value that may differ from the amounts that might be realized if those instruments were monetized.

Valuation of Assets and Liabilities Under Fresh-start Reporting

        The adoption of fresh-start reporting as at July 1, 2004, has required management to estimate our reorganization value, the allocation of fair value to assets and the present value of liabilities to be paid as at the fresh-start date. The preparation of such valuations requires management to make estimates and assumptions regarding the expected future after-tax cash flows of the business, discount rates and the expected outcome of pre-acquisition contingencies. The valuations determined for fresh-start reporting represent management's best estimate of the values to be allocated to our assets and liabilities. They have been prepared and allocated in accordance with SOP 90-7 and SFAS 141, respectively.

Results of Operations

        The following represents a discussion of our results of operations for the year ended December 31, 2004, compared to the year ended December 31, 2003. The results of operations for the year ended December 31, 2004 combine our results with those of our predecessor, Telewest Communications for the six-month period ended June 30, 2004. The results of operations for the year ended December 31, 2003 represent those of our predecessor.

        We operate in two segments: cable and content. Our chief operating decision-maker receives performance and subscriber data for the cable segment (including telephony, television and internet product lines); however, support, service and network costs are compiled only at the cable segment level. The content segment supplies TV programming to the UK pay-television broadcasting market and its operating results, which are naturally separate from the cable segment, are regularly reviewed by the chief operating decision-maker. Revenues derived by the content segment from the cable segment are eliminated on consolidation.

Comparison of Years Ended December 31, 2004 and 2003

        Consolidated combined revenue increased by £20 million or 1.5% from £1,298 million for the year ended December 31, 2003 to £1,318 million for the year ended December 31, 2004. The increase occurred entirely in our cable segment and was comprised of a £42 million or 4.6% increase in consumer sales division revenue from £907 million for the year ended December 31, 2003 to £949 million for the year ended December 31, 2004 offset in part by a £22 million or 7.9% decrease in business sales division revenue from £278 million to £256 million for the same periods. Content segment revenue remained flat at £113 million in both years.

Cable Segment

        Cable segment revenue increased by £20 million or 1.7% from £1,185 million for the year ended December 31, 2003 to £1,205 million for the year ended December 31, 2004. The increase resulted primarily from growth in internet revenues in our consumer sales division offset by a decline in business sales division revenue.

        The cable segment Adjusted EBITDA was £485 million for the year ended December 31, 2004, as compared to £429 million for the year ended December 31, 2003, an increase of 13.1%. The increase in

Adjusted EBITDA arose through increases in consumer sales division revenue and a decrease in operating costs and expenses, partially offset by a reduction in business sales division revenue.

Consumer Sales Division

        Consumer sales division revenue represents a combination of consumer television revenue, consumer cable telephony revenue, and consumer internet revenue.

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
Revenue (in millions)
Total Consumer Sales Division	£949	£907	4.6%

Homes passed and marketed(1)	4,686,794	4,674,764	0.3%
Total customer relationships(2)	1,799,556	1,730,438	4.0%
Customer penetration	38.4%	37.0%	3.8%
Revenue Generating Units ("RGUs")(3)	3,671,402	3,286,706	11.7%
Average monthly revenue per customer(4)	£45.04	£43.42	3.7%
Average monthly churn(5)	1.1%	1.2%	(8.3)%
Customers subscribing to two or more services	1,379,057	1,264,756	9.0%
Dual or triple penetration	76.6%	73.1%	4.8%
Customers subscribing to three services ("triple play")	492,789	291,512	69.0%
Triple-service penetration	27.4%	16.8%	63.1%

Notes:

(1)
The number of homes within our service area that can potentially be served by our network with minimal connection costs. Information concerning the number of homes "passed" (homes for which we have completed network construction) or homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases.

(2)
The number of customers who receive at least one of our television, telephony and broadband internet services.

(3)
Revenue Generating Units ("RGUs"), refer to subscriptions to each of our analog television, digital television, telephony and broadband internet services on an individual basis. For example, when we provide one customer with digital television and broadband internet services, we record two RGUs. Dial-up internet services, second telephone lines and additional TV outlets are not recorded as RGUs although they generate revenue for us.

(4)
Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the Consumer sales division's total annual revenue of residential customers, including installation revenues, divided by the average number of residential customers in the year, divided by twelve. The same methodology is used for television, telephony and broadband internet ARPU.

(5)
Average monthly churn represents the total number of customers who disconnected during the year divided by the average number of customers in the year, divided by twelve. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from these churn calculations.

        The increase in consumer sales division revenue resulted from increases in both total customer relationships and average revenue per customer during the year, both of which resulted primarily from an increase in the number of our blueyonder broadband internet subscribers of 283,627, or 68.4% during the year.

        Consumer television revenue increased for the year ended December 31, 2004, compared to the year ended December 31, 2003, primarily due to an increase in subscribers over the year, offset in part by a slight decrease in average monthly revenue per television subscriber during the year. The increase in the number of subscribers resulted principally from the growth in the number of blueyonder broadband internet service subscribers during the year, our success in bundling blueyonder broadband internet services with our television services, and channels added to certain of our television packages in July 2004.

        Consumer telephony revenue decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to continued decline in average monthly revenue per telephony subscriber, offset in part by an increase in subscribers over the year.

        Consumer internet revenue increased for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to an increase in blueyonder broadband internet subscribers over the year and partially offset by a decrease in blueyonder broadband internet ARPU.

        Overall, the consumer sales division's average monthly revenue per customer increased £1.62 or 3.7% from £43.42 for the year ended December 31, 2003 to £45.04 for the year ended December 31, 2004. The increase in average monthly revenue per customer was primarily attributable to an increase in the number of our customers subscribing to two or more of our services. "Dual" or "triple" penetration grew 3.5 percentage points from 73.1% at December 31, 2003 to 76.6% at December 31, 2004. "Triple play" penetration grew 10.6 percentage points from 16.8% to 27.4%. These increases were primarily a result of the growth in the number of subscribers to our blueyonder broadband internet services, who generally also subscribe to one or more of our consumer television or consumer telephony products. As at December 31, 2004, approximately 93.3% of our blueyonder broadband internet subscribers took at least one of our consumer television or consumer telephony products and 70.6% took all three services.

        During the year ended December 31, 2004, total residential customer relationships increased by 69,118 or 4.0%. This increase resulted principally from the introduction of new products, such as our 256Kb broadband internet service, and promotional campaigns, such as our "3 for £30" offer and discounted television services for customers who subscribed to our unmetered telephony products.

        This increase is also reflected in the growth of RGUs, which grew by 384,696 in the year ended December 31, 2004 compared to year-on-year growth of 116,352 in 2003. RGUs per customer increased from 1.90 to 2.04 during the period, reflecting the increase in the percentage of our customers who take two or more of our services.

        Average monthly churn decreased from 1.2% for the year ended December 31, 2003 to 1.1% for the year ended December 31, 2004 due to tightened credit policies, increased multi-service penetration and improved customer care.

        We anticipate that further growth in total customer relationships and in RGUs per customer should lead to overall revenue growth for the consumer sales division in 2005. However, this is contingent upon, among other things, continued growth in consumer demand for our service offerings generally, and broadband internet services in particular, as well as our ability to manage customer churn.

  Consumer Television

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
Consumer television subscribers—digital	1,122,301	987,873	13.6%
Consumer television subscribers—analog	190,524	284,191	(33.0)%

Total consumer television subscribers	1,312,825	1,272,064	3.2%

Television ready homes passed and marketed	4,686,794	4,674,764	0.3%
Digital ready homes passed and marketed	4,420,388	4,306,251	2.7%
Percentage of digital subscribers to total subscribers	85.5%	77.7%	10.0%
Television penetration	28.0%	27.2%	2.9%
Average monthly revenue per television subscriber	£20.80	£20.87	(0.3)%
Average monthly churn	1.3%	1.5%	(13.3)%

        Total consumer television subscribers and television penetration increased during the year. These increases resulted primarily from promotions which bundled TV with blueyonder broadband internet and/or consumer telephony services and promotions that offered discounts on premium channels for customers who bundled TV with our "Talk" telephony products, together with the effect of new channels added to our "Starter" and "Essential" television packages in July 2004. Bundled promotions included "Free TV," which bundled our "Starter" cable television package with our "Talk Unlimited" and "Talk Evenings and Weekends" unmetered telephony products, and "3 for £30," which bundled all three of our primary services.

        Our digital television services have been rolled out in all franchise areas, except for certain of the areas covered by Eurobell Southeast and Cabletime, where we currently offer only our analog service. We are in the course of upgrading parts of these areas and now deliver digital services to approximately 94.3% of our network. As a result of this substantially completed roll-out, our consumer television customers continue to migrate from our analog services to our digital services, where on average, they generate higher monthly revenues. The migration of analog customers to digital slowed during the year ended December 31, 2004 compared to the year ended December 31, 2003.

        Average monthly revenue per television subscriber decreased marginally primarily due to a decline in the percentage of our subscribers taking our top basic package ("Supreme") and the percentage taking a second set-top box, offset in large part by price rises of £1 on our mid-tier pack ("Essential") from July 1, 2004 and on our entry-level pack ("Starter") from November 1, 2004, and price rises on selected premium channels.

        Average monthly churn decreased from 1.5% for the year ended December 31, 2003 to 1.3% for the year ended December 31, 2004 due to the impact of tightened credit policies, increased multi-service penetration and improved customer care.

        We continue to expand the content included in our digital television packs. The "Starter" pack was expanded in the three-month period ended September 30, 2004 to incorporate a number of our most popular digital television channels and the "Essential" pack now includes the top fifteen most popular digital channels. Alongside these changes, we increased the price of our "Essential" pack by £1 per month with effect from July 1, 2004 and our "Starter" pack by £1 per month with effect from November 1, 2004.

        We announced the launch of VOD in January 2005 and we expect to commence the roll-out of DVR services in the second half of 2005. We expect these new services to contribute to customer acquisition and customer retention as they are introduced across our customer base.

  Consumer Telephony

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
"3-2-1" subscribers	1,080,893	1,144,474	(5.6)%
Total "Talk" subscribers	579,448	455,559	27.2%

Total consumer telephony subscribers	1,660,341	1,600,033	3.8%

Telephony ready homes passed and marketed	4,683,153	4,670,494	0.3%
Telephony penetration	35.5%	34.3%	3.5%
Average monthly revenue per subscriber	£23.68	£24.29	(2.5)%
Average monthly churn	1.1%	1.1%	—

        The increase in total residential telephony subscribers resulted primarily from promotions which bundled residential telephony services with blueyonder broadband internet and/or television services (including "Free TV," which bundled our "Talk Unlimited" and "Talk Evenings and Weekends" unmetered telephony products with our "Starter" television package, and "3 for £30," which bundled all three of our primary services) and offered discounts on premium channels for customers who bundled TV with our "Talk" products.

        "Talk Unlimited" is our 24-hour, 7 day-a-week fixed-fee residential telephony package with unlimited local and national calls (excluding calls to non-geographic, premium rate and mobile telephone numbers) in the UK. This service is successful in attracting new customers to our services, and also generates higher average revenue per customer from existing subscribers who migrate from our standard metered telephony services, "3-2-1".

        In the first six months of 2003, we expanded our flat rate telephony services by launching "Talk Evenings and Weekends," a telephony package offering unlimited local and national evening and weekend calls to anywhere in the UK (including line rental) at a flat monthly rate. We also launched "Talk International," an "add-on" service which offers reduced rates to all international destinations at a fixed monthly rate of £3 (inc. VAT) per month, and is available to all of our telephony subscribers.

        We have continued our strategy of migrating customers to flat rate packages to minimize the impact of declining telephony usage. As a result, the number of subscribers to our "Talk" flat rate telephony packages increased 123,889 in the year ended December 31, 2004. We have recently introduced two further add-on "Talk" products. "Talk Mobile" gives subscribers significant discounts on calls to mobiles for a flat rate of £1.50 per month on top of the usual £10.00 line rental charge. "Talk Weekends" gives customers free local and national calls at weekends for £0.50 on top of the usual line rental charge. From January 1, 2005, we have withdrawn our "3-2-1" pay-as-you-go telephony package from sale to new customers. We expect that this will result in an increase in the percentage of our subscribers who take our "Talk" packages and/or purchase our add-on "Talk" products.

        Telephony penetration increased during the year, principally as a result of the promotions noted above and the success of our blueyonder broadband internet services in attracting new "dual"- and "triple-service" customers to us.

        Average monthly revenue per telephony subscriber decreased by £0.61 or 2.5% from £24.29 for the year ended December 31, 2003 to £23.68 for the year ended December 31, 2004, primarily due to the declining overall volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones, the complete substitution of mobile phones for fixed-line phones by some consumers and reductions in second line penetration as customers migrate from our dial-up internet services to our blueyonder broadband internet services.

        Average monthly telephony subscriber churn remained flat at 1.1% for the year ended December 31, 2004 and continued to reflect tightened credit policies, increased "dual"- and "triple-service" penetration and improved customer care in a market that continues to be highly competitive.

  Consumer Internet

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
Consumer internet subscribers
Blueyonder broadband	698,236	414,609	68.4%
Blueyonder "SurfUnlimited"	107,220	184,009	(41.7)%
Blueyonder pay-as-you-go	33,417	49,368	(32.3)%

Total consumer internet subscribers	838,873	647,986	29.5%

Blueyonder Broadband
Broadband ready homes passed and marketed	4,420,388	4,306,251	2.7%
Broadband internet penetration	15.8%	9.6%	64.6%
Average monthly revenue per broadband internet subscriber	£21.46 (1)	£22.72	(5.5)%
Average monthly churn	1.1%	1.1%	—

Note:

(1)
Includes a recalculation of the average monthly revenue per broadband internet subscriber for the first three quarters of 2004, reflecting the full value of promotional discounts offered. The recalculated average monthly revenue per broadband internet subscriber is £22.29, £22.45 and £21.50 for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively, compared to £22.57, £23.04 and £22.27, respectively, as previously reported.

        The increase in blueyonder broadband internet subscribers resulted principally from continued growth in UK consumer demand for broadband internet products generally, the introduction of our lower-tier 256Kb service in March 2004 (available to our existing subscribers since December 2003), speed increases for our 512Kb and faster services introduced in May and December 2004 (at no extra cost to our subscribers), and promotions such as "3 for £30," which bundled our 256Kb blueyonder broadband internet service with the television "Starter" package and "Talk Weekends."

        Broadband internet penetration increased, principally as a result of general growth in broadband internet take-up in the UK, as well as the introduction of our 256Kb blueyonder internet service, speed increases and bundling promotions noted above.

        Blueyonder broadband internet customers have significantly contributed to the growth in our average monthly revenue per customer. As at December 31, 2004, 492,789 broadband internet customers, or approximately 27.4% of our total customers, were "triple play" customers who also took both television and residential telephony services from us (compared with 291,512 and 16.8% at December 31, 2003). Blueyonder broadband internet is also successful in attracting new customers, with approximately 39.5% of blueyonder broadband internet installations in the year ended December 31, 2004, being in respect of new customer relationships.

        Average monthly revenue per broadband internet subscriber decreased by £1.26 or 5.5% primarily due to the introduction of the lower-tier 256Kb service and promotional offers. We expect that demand for our 256Kb product (which we expect to increase in speed to 512Kb during the second quarter of 2005) will remain strong and, as a result, we will continue to experience subscriber growth. However, as a result we may also experience a continued decline in broadband internet ARPU.

        Blueyonder broadband internet average monthly churn remained flat at 1.1% for the year ended December 31, 2004, and continued to reflect tightened credit policies, increased "dual"- and "triple-service" penetration and improved customer care in a market that continues to be highly competitive.

        In May and December 2004, we increased connection speeds of our top three broadband internet tiers at no additional cost to our subscribers. As a result our 512Kb, 1Mb and 2Mb blueyonder broadband internet services were increased to speeds of 1Mb, 2Mb and 4Mb, respectively. As of December 31, 2004 approximately two-thirds of our subscriber base took a 1Mb or higher-speed service.

        Dial-up internet subscribers to our blueyonder "SurfUnlimited" product together with our blueyonder pay-as-you-go metered internet service decreased by approximately 92,000 or 39.5% from approximately 233,000 at December 31, 2003 to approximately 141,000 at December 31, 2004, as we continued to migrate our dial-up subscribers to our blueyonder broadband internet services.

        We believe we are the broadband internet market leader in our addressable areas (those areas of the UK where consumers are able to receive our blueyonder broadband internet services) with an approximately 67% market share, compared to approximately 71% as of September 30, 2004.

Business Sales Division

        Business sales division revenue is derived from the delivery of business communications solutions through a combination of voice, data and managed solutions services.

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
Revenue (in millions)
Voice services	£141	£156	(9.6)%
Data services	70	61	14.8%
Carrier and other services	45	61	(26.2)%

Total Business Sales Division	£256	£278	(7.9)%

        Business sales division revenue decreased by £22 million or 7.9% as a result of a decline in voice services revenue and carrier and other services revenue, partially offset by an increase in data services revenue. The revenue decline included a £2 million charge arising as a result of the derecognition of deferred revenues under fresh-start reporting for which no future contractual performance obligations exist.

        Voice services revenue decreased by £15 million or 9.6%, principally as a result of continued declining usage arising from data and mobile voice substitution together with a fall in price per minute. As part of our strategy of introducing new voice products to defend declining telephony usage, we launched our Carrier Pre-Select product during the second quarter of 2004 and our SRS (Special Rate Services) Advanced Solutions product during the third quarter of 2004. We have now secured a number of contracts for these new services.

        Data services revenue increased by £9 million or 14.8%, primarily as a result of growth in our managed data and fiber products to our "complex" business customers. During the fourth quarter we launched our "Evolved Ethernet" product to extend our range of services.

        Carrier and other services revenue declined by £16 million or 26.2% as a result of declines in both carrier service revenues and other (principally travel service) revenues. Our carrier services revenue is derived from the sale of access to our fiber-optic national network to other carriers and operators (for example T-Mobile, a mobile operator). Revenues from the carrier services unit tend to be derived from a relatively small number of high value, short and long-term contracts and can therefore fluctuate significantly from period to period. Over recent periods our carrier services unit has been negatively impacted by a general weakness in the market in which it operates, a trend that we expect will continue. The decline in other services revenue primarily reflected the decline across the travel sector and the ongoing move by tour operators to provide their own managed solutions services.

        While business sales division revenue declined year-on-year, revenue was relatively stable over the last three quarters of 2004. As the market for business services, and in particular business voice services, remains intensely competitive, we believe that the most significant opportunities to expand business sales division revenues will be further penetration of data services to our existing customer base and expansion of our presence in the public sector market. The success of those efforts will be primarily contingent upon our ability to offer reliable, competitively priced services to business and public sector users.

        We have reorganized the business sales division to address the different needs of our standard and complex customer segments and to focus on costs and profitability in a highly competitive business market. These changes resulted in cost savings which we expect will continue to benefit the division going forward but impacted revenue growth in 2004.

Content Segment

Content Segment Revenue

        Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through our content subsidiary, Flextech.

        Content segment revenue for the year ended December 31, 2004 was £113 million unchanged from the year ended December 31, 2003.

        The content segment Adjusted EBITDA was £9 million for the year ended December 31, 2004, as compared to £5 million for the year ended December 31, 2003. The increase in Adjusted EBITDA arose as a result of decreases in operating costs and expenses.

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
Revenue (in millions)
Subscription revenue	£42	£38	10.5%
Advertising revenue	57	48	18.8%
Other revenue	14	27	(48.1)%

Net revenue(1)	£113	£113	—

Number of paying homes receiving our programming—(millions)	9.5	9.2	3.3%
Share of the net income of UKTV (in millions)	£14	£3	366.7%
UK television advertising market share(2)	4.4%	3.9%	12.8%

Notes:

(1)
Net revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of £10 million for both the year ended December 31, 2004 and for the year ended December 31, 2003.

(2)
Including 100% of the market share of UKTV.

        After the elimination of inter-segment revenues of £10 million for both the year ended December 31, 2003 and for the year ended December 31, 2004, the net revenue of the content segment remained flat year-on-year. Increases in subscription revenue and advertising revenue were offset by the loss of other revenue resulting from the disposal of non-core businesses.

        After the elimination of inter-segment revenues, subscription revenue increased by £4 million or 10.5%. We believe subscriber growth is likely to continue.

        The content segment's increase in advertising revenue of £9 million or 18.8% resulted from the relative viewing strength of its channels, despite increased competition in the multi-channel market.

        The decrease in other revenue reflects primarily a reduction in rights revenue and a reduction in the number of our transponders from two to one and the resulting loss of sublease revenue. The reduction of transponders from two to one has also resulted in cost savings.

        Our content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

  IDS Update

        On December 15, 2004, we announced that our Audit Committee was commencing an independent review of certain business practices of a subsidiary in our content division, IDS, which sells advertising time on television channels in which we have an ownership interest. The Audit Committee engaged independent counsel and accountants to assist it. Their review has been completed, with the finding that the activities in question should not result in any material liability, do not evidence material weakness or deficiency in internal controls and do not give rise to any obligation for us to amend or restate previously filed financial statements and periodic reports. Management has made and will continue to make modifications to these business practices in a manner consistent with the Audit Committee's conclusions. Based on Audit Committee recommendations, we are also taking steps to further strengthen internal controls at IDS and to improve the integration and alignment of IDS controls and procedures with those of the rest of the group. We do not anticipate that the impact of the changed business practices or of these additional steps will be material to our financial statements, results of operations or financial condition.

Combined Cable and Content Segments

Operating Costs and Expenses

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
	(in millions)	(in millions)
Cable segment expenses	£294	£318	(7.5)%
Content segment expenses	76	81	(6.2)%
Depreciation	388	389	(0.3)%
Amortization	18	—	—

Cost of revenue	776	788	(1.5)%
SG&A	475	490	(3.1)%

Total Operating Costs and Expenses	£1,251	£1,278	(2.1)%

        Our total operating costs and expenses decreased due to decreased cable segment expenses, content segment expenses, SG&A and depreciation, partially offset by increased amortization charges following the adoption of fresh-start reporting.

        In total, the cable segment's expenses decreased by 7.5% for the year ended December 31, 2004, compared with the corresponding period in 2003 and consist of cable programming expenses for our consumer television services and cable telephony expenses for our consumer and business telephony products.

        Cable television programming expenses remained flat year-on-year principally as the result of increased premium channel wholesale costs offset by savings resulting from favorable renegotiations of certain programming content contracts.

        A decrease in cable telephony expenses resulted principally from reductions in the interconnection fees for calls to mobiles.

        The content segment's expenses consist principally of amortization costs of programming shown on its television channels and the costs of advertising sales those channels receive. The content segment's expenses were 61.8% of the content segment's revenues (including inter-segment sales to the cable segment) for the year ended December 31, 2004 compared with 65.9% on the same basis for the year ended December 31, 2003. The decrease in the content segment's expenses is primarily due to reduced costs associated with non-core business together with improved programming efficiency.

        The marginal decrease in depreciation expense was primarily attributable to the depreciation of the decreasing levels of capital expenditure, offset by the recognition of increased values of property and equipment following the adoption of fresh-start reporting with effect from July 1, 2004.

        Amortization expense was attributable to the recognition of new intangible assets following the adoption of fresh-start reporting with effect from July 1, 2004. Under fresh-start reporting, we have valued and begun the amortization of our customer lists for the first time.

        The decrease in SG&A, which includes, among other items, salary and marketing costs, and restructuring charges, primarily reflects reductions in payroll costs from decreasing numbers of employees, and net decreases in other overhead expenses, as we continue to focus on cost control and achieve cost efficiencies, and a decrease in financial restructuring charges from £25m to £21m. Because our financial restructuring has been completed we do not expect to incur restructuring charges in 2005.

        Stock-based compensation expense ("SBCE") of £6 million was incurred in the second half of 2004 and is included in SG&A. SBCE arises as a result of options and restricted stock issued by us upon completion of the financial restructuring of our predecessor. SBCE is accounted for in accordance with SFAS 123, Accounting for Stock-Based Compensation. This is a non-cash item and no such expense was incurred in 2003.

        We expect levels of capital expenditure to remain the same in 2005. The decline in operating costs and expenses for the year ended December 31, 2004 reflects costs savings achieved through headcount reductions, rationalization of our property portfolio and other measures. We anticipate continued cost reductions, although at a declining rate as costs are reduced and efficiencies achieved.

Other Income/(Expense)

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% increase/ (decrease)
	(in millions)	(in millions)
Interest income	£26	£24	8.3%
Interest expense (including amortization of debt discount)	(326)	(488)	(33.2)%
Foreign exchange gains, net	43	268	(84.0)%
Share of net income of affiliates	16	1	—
Other, net	(1)	8	—

Total other income/(expense), net	£(242)	£(187)	29.4%

        The net increase in other expense resulted principally from a decrease in foreign exchange gains on US dollar-denominated debt following the cancellation of our predecessor's indebtedness to note and debenture holders in its financial restructuring in July 2004, partially offset by decreases in interest expense associated with the cancelled indebtedness and, to a lesser extent, an increase in our share of net income of affiliates.

        Because of a significant reduction in the amount of our non-sterling denominated indebtedness, we do not expect that foreign exchange gains or losses will materially affect our results of operations in 2005. We also expect that interest expense for 2005 will be lower than for prior periods due to the completion of our financial restructuring in July 2004 and the refinancing of our bank debt in December 2004.

        We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the year ended December 31, 2004, we recognized £12 million interest income from UKTV, and £10 million for the year ended December 31, 2003.

        Share of net income of affiliates increased primarily due to an increase in the net share of income of UKTV in the year ended December 31, 2004. Our principal affiliated companies for the purpose of our share of net income of affiliated companies as at December 31, 2004 included the companies that comprise UKTV, Sit-Up Limited and Front Row Television Limited.

Comparison of Years Ended December 31, 2003 and 2002

        All comparisons compare our predecessor's year ended December 31, 2003, to the year ended December 31, 2002.

        Our consolidated revenue increased by £15 million or 1.2% from £1,283 million for the year ended December 31, 2002 to £1,298 million for the year ended December 31, 2003. The increase was attributable to a non-recurring charge of £16 million in respect of a VAT adjustment taken against consumer internet and other revenue in 2002. Excluding the VAT charge, total revenue would have fallen by £1 million for the year ended December 31, 2003 as compared to 2002. This slight decrease was attributable to a £19 million or 5.7% decrease in consumer television revenues and £25 million or 5.1% decrease in telephony revenues largely offset by a £41 million or 51.9% (excluding the VAT charge) increase in internet and other revenue and a £7 million or 6.6% increase in content segment revenue.

Cable Segment

        Cable segment revenue increased by £8 million, or 0.7%, from £1,177 million for the year ended December 31, 2002 to £1,185 million for the year ended December 31, 2003. The increase resulted primarily from an increase in internet revenue, partially offset by decreases in consumer television, telephony and other revenue and business sales division revenue.

        The cable segment Adjusted EBITDA was £371 for the year ended December 31, 2002 as compared to £429 for the year ended December 31, 2003, an increase of £58 million, or 15.6%. This increase was primarily due to a decrease in operating costs and expenses (cable segment expenses and SG&A) and an increase in third-party revenue.

Consumer Sales Division

        Consumer sales division revenue represents a combination of consumer television revenue, consumer cable telephony revenue, and consumer internet and other income.

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
Revenue (in millions)
Total Consumer Sales Division	£907	£894	1.5%

Homes passed and marketed(1)	4,674,764	4,699,694	(0.5)%
Total customer relationships(2)	1,730,438	1,758,625	(1.6)%
Customer penetration	37.0%	37.4%	(1.1)%
Revenue Generating Units ("RGUs")(3)	3,286,706	3,170,354	3.7%
Average monthly revenue per customer(4)	£43.42	£41.80	3.9%
Average monthly churn(5)	1.2%	1.5%	(20.0)%
Customers subscribing to two or more services	1,264,756	1,228,586	2.9%
Dual or triple penetration	73.1%	69.9%	4.6%
Customers subscribing to three services ("triple play")	291,512	183,143	59.2%
Triple-service penetration	16.8%	10.4%	61.5%

Notes:

(1)
The number of homes within our service area that can potentially be served by our network with minimal connection costs. Information concerning the number of homes "passed" (homes for which we have completed network construction) or homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases.

(2)
The number of customers who receive at least one of our television, telephony and broadband internet services.

(3)
Revenue Generating Units ("RGUs"), refer to subscriptions to each of our analog television, digital television, telephony and broadband internet services on an individual basis. For example, when we provide one customer with digital television and broadband internet services, we record two RGUs. Dial-up internet services, second telephone lines and additional TV outlets are not recorded as RGUs although they generate revenue for us.

(4)
Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the consumer sales division's total annual revenue of residential customers, including installation revenues, divided by the average number of residential customers in the year, divided by twelve. The same methodology is used for television, telephony and broadband internet ARPU.

(5)
Average monthly churn represents the total number of customers who disconnected during the year divided by the average number of customers in the year, divided by twelve. Subscribers who move premises within our addressable areas (known as Moves and Transfers) and retain our services are excluded from these churn calculations.

        Consumer sales division revenues increased by £13 million or 1.5% from £894 million for the year ended December 31, 2002 to £907 million for the year ended December 31, 2003. The increase resulted from the £16 million charge against consumer internet and other revenue taken in 2002 as a result of the VAT judgment described below.

        We provided £16 million against revenue in 2002 as a result of a VAT and Duties Tribunal judgment in a dispute over the VAT status of our cable TV listings magazines. Previously, this had been disclosed as a contingent liability. The amount arose from VAT payable which the VAT and Duties Tribunal ruled was incurred in the period from January 2000 to July 2002. We appealed against this ruling in the High Court in November 2003. The appeal was unsuccessful and we submitted a further appeal against the High Court's decision which that was heard by the Court of Appeal in the week commencing November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in our favor on all points. The Commissioners of Customs and Excise have applied for leave to make a further appeal to the House of Lords. We continue to progress the recovery of the tax paid and interest on this sum pending the resolution of such appeal.

        Consumer sales division revenue for the year ended December 31, 2003 was also affected by the closure, in November 2002, of Cable Guide, our cable TV listings magazine, which contributed £5 million to revenue for the year ended December 31, 2002 and the sale of our Eurobell Indirect Access ("IDA") telephony business on July 8, 2003. IDA contributed £9 million to revenue in the year ended December 31, 2002 compared to £4 million in the year ended December 31, 2003. Excluding the impact of the VAT judgment, the closure of Cable Guide and the sale of IDA, revenues for the year ended December 31, 2003 would have increased slightly over 2002 revenues.

        Consumer television revenue decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was attributable to a reduction in the number of subscribers in the first six months of 2003 as a result of selected price increases in April 2002 and March 2003, and our focus on the acquisition of profitable customers and cost control rather than overall subscriber growth.

        Consumer telephony revenue decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease in consumer telephony revenue was primarily due to reductions in the numbers of subscribers and telephony lines, lower average monthly revenue per line and subscriber, the sale of the IDA business and the continued migration of dial-up internet subscribers to broadband internet.

        Internet and other revenue, which arises wholly in our consumer sales division, increased for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was due in part to the £16 million charge against revenue in 2002 due to an adverse VAT judgment. Excluding the VAT charge, the increase in internet and other revenue resulted from an increase in internet income for the year ended December 31, 2003 compared to the year ended December 31, 2002, due to increases in the number of internet subscribers and the continued success of our broadband internet products.

        Other revenues, derived from the sales of cable television publications, decreased from £5 million for the year ended December 31, 2002 to zero for the year ended December 31, 2003 due to cessation of sales of cable television publications in November 2002.

        The increase in average monthly revenue per subscriber was attributable to selected retail price increases in our consumer television and consumer telephony services in April 2002 and March 2003, an increase in "dual" or "triple" penetration, and continued analog-to-digital TV migration, offset in part by a decrease in second line penetration and lower call volumes per line in consumer telephony. The increase in "dual" or "triple" penetration was primarily a result of an increase in the number of subscribers to our broadband internet services offset in part by increased product churn (particularly in the second half of 2002) for consumer television, telephony and dial-up internet services, as described below.

        Total residential customer relationships decreased primarily as a result of the continued effect of the selected price rises described below (particularly in analog television), lower sales due to tighter credit control procedures and as a result of the disconnection of approximately 7,000 'zero-paying' analog TV only customers following a database clean-up exercise, offset by new subscribers to our products, particularly our broadband internet services. During the three-month period ended December 31, 2003, the number of total residential subscribers increased by 8,888 as customer growth continued for the second consecutive quarter following losses in residential subscribers in the first half of 2003. This increase was achieved due to the introduction of new product propositions, increased spending on marketing and promotions, operational improvements to improve sales efficiency, and lower churn. Tight credit control measures remain in place to ensure we continue to attract profitable customers.

        Following price rises by competitors, we introduced selected price rises across our consumer television, telephony and dial-up internet product range in April 2002 and March 2003. Customer growth was impacted by these price rises and the tightening of our credit control policy as we focused on more cash-generative customers. We returned to customer growth in the second half of 2003 as we reduced churn and continued to market and enhance our digital TV and "triple play" products.

  Consumer Television

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
Consumer television subscribers—digital	987,873	857,472	15.2%
Consumer television subscribers—analog	284,191	436,339	(34.9)%

Total consumer television subscribers	1,272,064	1,293,811	(1.7)%

Television ready homes passed and marketed	4,674,764	4,699,694	0.5%
Digital ready homes passed and marketed	4,306,251	4,304,422	—
Percentage of digital subscribers to total subscribers	77.7%	66.3%	17.2%
Television penetration	27.2%	27.5%	(1.1)%
Average monthly revenue per television subscriber	£20.87	£20.82	0.2%
Average monthly churn	1.5%	1.8%	(16.7)%

        Our digital television services covered 92% of our network at December 31, 2003. As a result of this substantially completed roll-out, our consumer television customers continued to migrate from our analog services to our digital services, where, in aggregate, they generated higher monthly revenues. The migration of analog customers to digital slowed during the year ended December 31, 2003 compared with the year ended December 31, 2002. This resulted from our increased focus on cash and cost control, including reduced marketing activity in respect of our digital cable television services and a smaller base of analog customers.

        Total consumer television subscribers connected decreased largely as a result of higher churn rates experienced following the price increases in early 2003 and also as a result of the disconnection of analog TV only customers following a database clean-up exercise.

        Combined digital and analog average monthly revenue per subscriber increased marginally in 2003 due to the 15.2% increase in subscribers during the year for higher revenue earning digital services compared with analog services, offset by the loss of income from two major contracts on our interactive TV services which were terminated, together with lower income from premium digital TV packages and a higher proportion of migrations and disconnections coming from our higher revenue earning analog TV packages.

        Product penetration decreased principally as a result of higher average consumer television subscriber churn, particularly in the first six months of the year ended December 31, 2003, following the selected price increases described above.

  Consumer Telephony

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
"3-2-1" subscribers	1,144,474	1,253,662	(8.7)%
Total "Talk" subscribers	455,559	360,662	26.3%

Total consumer telephony subscribers	1,600,033	1,614,324	(0.9)%

Telephony ready homes passed and marketed	4,670,494	4,698,574	(0.6)%
Telephony penetration	34.3%	34.4%	(0.3)%
Average monthly revenue per subscriber	£24.29	£24.92	(2.5)%
Average monthly churn	1.1%	1.1%	—

        The decrease in the number of consumer telephony subscribers resulted principally as price rises in April 2002 and March 2003 affected the acquisition of new customers and because of increased competitive pressure, offset in part by the impact of the increased penetration of our "Talk" products.

        Average monthly revenue per subscriber for the year ended December 31, 2003 decreased during the year due to declining call volumes, principally as a result of the substitution of mobile calls for fixed-line calls, the continuing migration of dial-up internet subscribers to broadband internet (which decreases second line penetration) and retail price decreases in respect of mobile calls. The decrease was partially offset by the benefit of selected price increases, and the continued success of our un-metered telephony product, "Talk Unlimited."

        "Talk Unlimited" is our 24-hour, 7 day-a-week fixed-fee residential telephony package with unlimited local and national calls (excluding calls to non-geographic, premium rate and mobile telephone numbers) in the UK. This service, charged at a flat rate of £26.00 per month on a stand-alone basis, or £34.50 to £41.50 per month including a digital television package, is successful in attracting new customers to our services, and generates higher average revenues per customer from existing subscribers who migrate from our standard metered telephony services, "3-2-1". "Talk Unlimited" is available in all of our franchise areas.

        At the beginning of 2003, we expanded our flat rate telephony service by launching "Talk Evenings and Weekends," a telephony service offering unlimited local and national evening and weekend calls to anywhere in the UK (including line rental) and "Talk International," which offers reduced rates to all international destinations, in each case for a flat monthly rate.

        Total "Talk" subscribers at December 31, 2003, included 348,667 "Talk Unlimited" standard subscribers and 106,892 "Talk Evenings and Weekends" subscribers. Total subscribers to our "Talk" services of 455,559 at December 31, 2003 accounted for 28.5% of our total telephony subscribers at that date, of which 29,601 subscribers take the additional "Talk International" service.

  Consumer Internet

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
Consumer internet subscribers
Blueyonder broadband	414,609	262,219	58.1%
Blueyonder "SurfUnlimited"	184,009	193,201	(4.8)%
Blueyonder pay-as-you-go	49,368	85,025	(41.9)%

Total consumer internet subscribers	647,986	540,445	19.9%

Blueyonder Broadband
Broadband ready homes passed and marketed	4,306,251	4,304,422	—
Broadband internet penetration	9.6%	6.1%	57.4%
Average monthly revenue per broadband internet subscriber	£22.72	£25.12	(9.6)%
Average monthly churn	1.1%	1.0%	10.0%

        Total blueyonder broadband internet subscribers increased by 58.1%. Blueyonder broadband internet subscriber numbers continued to increase as a result of new customer additions, the migration of subscribers from our blueyonder pay-as-you-go and blueyonder "SurfUnlimited" dial-up internet services.

        Broadband internet penetration increased 57.4% to 9.6% at December 31, 2003 from 6.1% at December 31, 2002, with some 42% of new installations in the year ended December 31, 2003 being new customers. At December 31, 2003, we had 33,645 subscribers to our 1Mb service and 6,972 subscribers to our 2Mb service or 8.1% and 1.7%, respectively, of our total blueyonder broadband internet subscribers.

        At December 31, 2003, 291,512 customers or approximately 70.3% of our blueyonder broadband internet customers were "triple play" customers who also took both consumer television and telephony services from us and 93.7% took at least one other product. Blueyonder broadband internet was also successful in attracting new customers to us, with approximately 42% of broadband internet installations in the year ended December 31, 2003 being subscribers who were not existing Telewest customers. Blueyonder broadband internet churn increased in the twelve-month period ended December 31, 2003 principally as the result of disconnections by our customers who were initially attracted by promotions. Blueyonder broadband internet churn on a rolling twelve-months basis decreased in the three-month period ended December 31, 2003 to 13.1% as compared to 14.7% in the three months ended September 30, 2003 mainly due to three issues which affected the early part of the third quarter of 2003: a much publicized increase in virus activity, stability issues following an e-mail platform upgrade (these issues have now been resolved) and the seasonal effect of increased customer property moves in the summer months.

        Average monthly revenue for blueyonder broadband internet decreased as installation fees in the first part of the year ended December 31, 2003 were discounted and as fees received from new subscribers for installations were spread over a greater installed subscriber base.

        Dial-up internet subscribers to our blueyonder "SurfUnlimited" product, which introduces our subscribers to a reliable fixed-fee unmetered service, together with our blueyonder pay-as-you-go metered internet service decreased by 44,849 or 16.1% from 278,226 at December 31, 2002 to 233,377 at December 31, 2003 as subscribers continued to migrate to our blueyonder broadband internet service.

Business Sales Division

        Business sales division revenue is derived from the delivery of business communications solutions through a combination of voice, data and managed solutions services.

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
Revenue (in millions)
Voice services	£156	£167	(6.6)%
Data services	61	43	41.9%
Carrier and other services	61	73	(16.4)%

Total Business Sales Division	£278	£283	(1.8)%

        Business sales division revenue decreased by £5 million or 1.8% as a result of a decline in voice services revenue and carrier and other services revenue, partially offset by an increase in data services revenue.

        Revenue for the year ended December 31, 2002 benefited from a one-time recognition of £8 million in our carrier services unit (see below). Excluding this one-time credit, business sales division revenue increased by £3 million or 1.1% from £275 million for the year ended December 31, 2002 to £278 million for the year ended December 31, 2003. Excluding our carrier services unit revenue, business sales division revenue increased by £5 million or 2.2% from £225 million for the year ended December 31, 2002 to £230 million for the year ended December 31, 2003.

        Voice services revenue decreased by £11 million or 6.6%, principally as a result of declining usage arising from data and mobile voice substitution, reflecting an industry-wide trend.

        Data services revenue increased by £18 million or 41.9%, primarily as a result of growth in our managed data and fiber products services to our "complex" business customers.

        Our carrier services unit contributed £48 million of revenue for the year ended December 31, 2003 compared with £58 million for the corresponding period in 2002. Revenue in the year ended December 31, 2002 benefited from the recognition of £8 million from an Atlantic Telecommunications contract. (This one-time recognition arose when Atlantic Telecommunications was placed in administration, the contract was released from its terms and we were able to credit deferred revenue in the year ended December 31, 2002.) Excluding this one-time credit, carrier services revenue decreased by £2 million or 4.0% from £50 million in the year ended December 31, 2002 to £48 million in the year ended December 31, 2003.

        Other services revenue, being mainly travel revenue, decreased by £2 million or 13.3%, reflecting the decline across the travel sector and the ongoing moves by tour operators to provide their own solutions.

        In May 2003, Telewest Business was named as one of six companies endorsed by the UK Office of Government Commerce to provide broadband internet services to the public sector through the Broadband Solutions Framework Agreement. The Broadband Solutions Framework Agreement will enable public sector organizations to buy broadband internet services more quickly and efficiently and provides an opportunity for Telewest Business to increase its market share in providing services to this important market.

Content Segment

Content Segment Revenue

        Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK pay-television broadcasting market through our content subsidiary, Flextech.

        The content segment Adjusted EBITDA increased £13 million from negative £8 million for the year ended December 31, 2002 to £5 million for the year ended December 31, 2003, primarily due to an increase in third-party revenue and a decrease in SG&A, partially offset by an increase in content segment expenses.

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
Revenue (in millions)
Subscription revenue	£38	£33	15.2%
Advertising revenue	48	42	14.3%
Other revenue	27	31	(12.9)%

Net revenue(1)	£113	£106	6.6%

Number of paying homes receiving our programming—(millions)	9.2	8.5	8.2%
Share of the net income of UKTV (in millions)	£3	£17	(82.4)%
UK television advertising market share(2)	3.9%	3.4%	14.7%

Notes:

(1)
Net revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of £10 million for the year ended December 31, 2003 and £15 million for the year ended December 31, 2002.

(2)
Including 100% of the market share of UKTV.

        After the elimination of inter-segment revenues of £15 million for the year ended December 31, 2002 and £10 million for the year ended December 31, 2003, the net revenue of Flextech increased during the year. The increase in net revenue was principally as a result of growth in subscription and advertising revenues offset in part by the loss of revenue resulting from the disposal of non-core businesses. Before the elimination of inter-segment trading between Flextech and the rest of our business, Flextech's revenue increased by £2 million or 1.7% from £121 million for the year ended December 31, 2002 to £123 million for the year ended December 31, 2003.

        The decrease in other revenue for the year ended December 31, 2003 compared to the same period for 2002 primarily reflects the loss of revenues due to the disposal of Maidstone Studios (£4 million) and The Way Ahead Group (£3 million) offset in part by increases in rights and other commercial revenues.

        Our content segment's share of the net profits of the companies that comprise UKTV, its joint ventures with BBC Worldwide, is included in the share of net losses/profits of affiliates.

Combined Cable and Content Segments

Operating Costs and Expenses

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
	(in millions)	(in millions)
Cable segment expenses	£318	£346	(8.1)%
Content segment expenses	81	70	15.7%
Depreciation	389	495	(21.4)%
Impairment of fixed assets	—	841	—

Cost of revenue	788	1,752	(55.0)%
SG&A	490	526	(6.8)%
Impairment of goodwill	—	1,445	—

Total Operating Costs and Expenses	£1,278	£3,723	(65.7)%

        The decline in operating costs and expenses for the year ended December 31, 2003, compared to 2002, primarily resulted from charges to fixed assets and goodwill taken in December 2002. The reduced carrying value of fixed assets following the impairment and decreased capital expenditure in 2003 also substantially reduced depreciation expense for the year ended December 31, 2003. The reduced carrying value of fixed assets will similarly affect future periods. To a lesser extent, the decline in operating costs and expenses for the year ended December 31, 2003 also reflects costs savings achieved through headcount reductions, rationalization of the property portfolio and other measures, as well as the lower cost base required to support fewer subscribers for cable television and telephony services.

        In total, the cable segment's expenses decreased by 8.1% for the year ended December 31, 2003, compared with the corresponding period in 2002 and consist of cable programming expenses for our consumer cable television services and cable telephony expenses for our consumer and business telephony products.

        Cable television programming expenses decreased principally as the result of the decline in the number of consumer television subscribers, lower programming costs resulting from an increase in the number of our television subscribers choosing to subscribe to packages with fewer or no premium channels, and favorable renegotiations of content contracts with certain programmers, offset by increased costs of programming for our digital packages, which have more channels than their analog counterparts.

        Decreases in cable telephony expenses resulted principally from the lower usage arising from the reduced number of telephony subscribers, improved routing of telephony traffic and a reduction in termination rates for certain calls. We believe future decreases will depend on a continued reduction in call termination rates.

        The content segment's expenses consist principally of amortization costs of programming shown on its television channels and the costs of advertising sales those channels receive. The content segment's expenses were 65.9% of the content segment's revenues (including inter-segment sales to the cable segment) for the year ended December 31, 2003 compared with 57.9% on the same basis for the year ended December 31, 2002. The increase in the content segment's cost of sales is primarily attributable to additional investment in programming in the year ended December 31, 2003.

        The decrease in depreciation expense was primarily attributable to the decreasing level of capital expenditure since January 2002 and the impact of the charge for impairment of fixed assets (amounting to £841 million) which was recorded in the year ended December 31, 2002, which reduced the carrying value of fixed assets.

        During the year ended December 31, 2002, we completed reviews of our network assets, of goodwill arising on recent acquisitions and of our investments in affiliates acquired in recent years. The reviews covered our cable and content segments. The principal reasons for the reviews were: a share price decline indicative of a fall in the values of the underlying assets and a softening of the advertising sales market, declining revenue growth and a lower than expected take-up by customers of additional services.

        The reviews in 2002 found evidence of impairment in the value of goodwill arising on the core cable segment and content segment businesses, the carrying value of network assets and in the value of our affiliate, UKTV. As a result of the reviews, the carrying amounts of goodwill, fixed assets and the investments in affiliated undertakings were written down to fair value, resulting in a charge of £1,445 million against goodwill, an impairment of £841 million against fixed assets and a charge of £130 million against the investments in affiliates. These charges have been included in the Statement of Operations within impairment of goodwill, impairment of fixed assets and share of net losses of affiliates and impairment, respectively. The estimated implied value of the goodwill and the fair value of the investment in UKTV were based on projected future cash flows at a post-tax discount rate of 11.5%, which we believed was commensurate with the risks associated with the assets. The projected future cash flows were determined using our then current long-range plan for the business, with a terminal value which took into account analysts' and other published projections of future trends across pay-television platforms, including the total television advertising market.

        The decrease in SG&A, which includes, among other items, salary and marketing costs, primarily reflects the reductions in payroll costs from decreasing numbers of employees, lower marketing and advertising costs and decreases in other overhead expenses, as we continue to focus on cost control and achieving cost efficiencies, offset by £25 million (up from £22 million in 2002) of legal and professional costs relating to the financial restructuring incurred during the year ended December 31, 2003.

        On May 2, 2002, we announced that we were reducing our staffing levels by approximately 1,500 as part of a group reorganization. This had been substantially completed by the end of 2002, although a further 700 staff left in the year ended December 31, 2003 and headcount stood at approximately 8,500 at December 31, 2003, compared to 9,200 at December 31, 2002 and 10,500 at May 2, 2002. Headcount is defined as all permanent full-time equivalent staff and excludes temporary and contract staff. SG&A decreased as a percentage of total operating costs, before depreciation from 55.8% for the year ended December 31, 2002 to 55.1% for the year ended December 31, 2003. Also, as part of our focus on cost control, we are in the process of rationalizing our property portfolio and reducing the number of occupied properties. Since December 31, 2002, 47 properties have been closed of which 41 have been disposed of or surrendered.

Other Income/(Expense)

	Year ended December 31, 2003	Year ended December 31, 2002	% increase/ (decrease)
	(in millions)	(in millions)
Interest income	£24	£19	26.3%
Interest expense (including amortization of debt discount)	(488)	(528)	(7.6)%
Foreign exchange gains, net	268	213	25.8%
Share of net income/(losses) of affiliates and impairment	1	(118)	—
Other, net	8	36	(77.8)%
Minority interest in losses of consolidated subsidiaries, net	—	1	—

Total other income/(expense), net	£(187)	£(377)	(50.4)%

        The net decrease in other expense resulted primarily from a decrease in losses and impairment of affiliates (£119 million), an increase in foreign exchange gains (£55 million) and a decrease in interest expense (£40 million).

        Higher interest income was generated during the period from the higher cash balances held by us during the year ended December 31, 2003 as a result of drawing down under our senior secured credit facility in advance of our funding requirements.

        Interest expense decreased primarily as a result of the retranslation of our dollar-denominated interest at the period-end exchange rate offset in part by increased interest expense due to our drawdowns on our senior secured credit facility in advance of our funding requirements.

        Foreign exchange gains, net, were primarily the result of the US dollar significantly weakening against the pound sterling and, in the year ended December 31, 2002, the result of a release of £53 million from Other Comprehensive Income ("OCI"), as described below. Following the termination of all of our hedging contracts, we have increased our foreign exchange risk and our unhedged dollar-denominated liabilities are translated at period-end exchange rates contributing to higher foreign exchange gains or losses as the US dollar fluctuates against the pound sterling. When the financial restructuring was completed, the US dollar-denominated debt instruments were swapped for equity and the foreign exchange risk was substantially eliminated.

        In the three-month period ended March 31, 2002, we determined that it was probable that forecasted future prepayments of principal against outstanding US dollar-denominated debt would not occur. Accordingly, the cumulative adjustment in OCI of £53 million resulting from marking to market the derivative instruments was reclassified from OCI to foreign exchange gains in the Statement of Operations in that period. Subsequent adjustments of the carrying value of these instruments to fair value are reflected in the Statement of Operations when incurred.

        Share of net income/(losses) of affiliates and impairment fell from a charge of £118 million in the year ended December 31, 2002 to net income of £1 million in the year ended December 31, 2003. This was due principally to amounts written off and impairment of investments of £125 million in the year ended December 31, 2002 compared with zero in the year ended December 31, 2003.

        Our principal affiliated companies for the purposes of our share of net income/(losses) of affiliated companies as at December 31, 2003 included the companies that comprise UKTV and Front Row Television Limited.

        Other income/(expense) including minority interests in subsidiaries, net, amounted to other income, net of £8 million for the year ended December 31, 2003 compared with other income, net of £37 million for the year ended December 31, 2002. The other income in the year ended December 31,

2002 primarily arose as a result of gains of £33 million on the disposal of our investments in our subsidiary The Way Ahead Group Limited and in an affiliated company, TV Travel Group Limited. Other income for the year ended December 31, 2003 primarily arose from the disposal of fixed assets.

Liquidity and Capital Resources

        As a result of our predecessor's financial restructuring, on July 14, 2004, we became the holding company for substantially all of the assets and liabilities that comprised the business of Telewest Communications and its subsidiaries. On July 15, 2004, as part of the financial restructuring, the newly acquired liabilities of our predecessor were reduced by approximately £3.8 billion to approximately £2.0 billion and 245,000,000 shares of our common stock were issued. At December 31, 2004, we had long-term debt of £1.8 billion, primarily consisting of indebtedness under our bank facilities.

        The businesses now held by us have not historically generated sufficient cash flow from operations to meet their capital expenditure and debt service requirements. As a result of our predecessor's financial restructuring, we will have significantly lower interest expense and principal repayment requirements than our predecessor as a result of the reduction of indebtedness. However, our businesses will continue to require cash to fund their operations (including possible operating losses), including the costs of connecting customers to our network, offering and marketing new services, expanding and upgrading our network and debt service repayments. In particular, we will need to service interest payments on our bank facilities from cash flow from operations, and will need to repay or refinance the principal amount of our debt when due.

        We anticipate that our principal sources of funds will be proceeds from our bank facilities combined with additional vendor financing, where available, possible strategic sales of assets, cash in hand and cash flow from operating activities. Future actual funding requirements could exceed currently anticipated requirements. Differences may result from higher-than-anticipated costs, including higher interest costs on our bank facilities as a result of higher interest rates generally, higher capital expenditure and/or lower than anticipated revenues. Actual costs, capital expenditure and revenues will depend on many factors, including, among other things, consumer demand for voice, video, data and internet services, the impact on the business of new and emerging technologies such as voice-over-internet-protocol, the extent to which consumer preference develops for cable television over other methods of providing in-home entertainment, adverse changes in the price or availability of telephony interconnection or cable television programming, consumer acceptance of cable telephony as a viable alternative to fixed-line network and mobile telephony services and the general economic environment.

New Bank Facilities

        On December 30, 2004, Telewest UK and TCN and certain of TCN's direct and indirect subsidiaries and associated partnerships (together the "TCN Group") closed their £1,450 million Senior Term Facilities (the "Senior Term Facilities"), a £100 million revolving loan facility (the "Revolving Facility") and their £250 million Second Lien Facility (the "Second Lien Facility," and together with the Senior Term Facilities, and the Revolving Facility the "Facilities") entered into on December 21, 2004.

        The proceeds of the Senior Term Facilities and the Second Lien Facility, together with cash on hand of TCN, were used to finance the repayment in full of amounts due and payable under our then existing credit facility, and any fees, costs and expenses due and payable in connection with the Facilities. All capitalized terms which are not defined have the meaning given to them in the Facilities agreements. The separate 7-year Revolving Facility in a maximum amount of £100 million, available in pounds sterling, was not drawn and remains available to finance the general working capital requirements and the general corporate purposes of the TCN Group.

Tranches, Availability and Amortization

        The tranches under the Facilities agreements comprise the following:

  (a)
  a 7-year amortizing term loan facility of £700 million, drawn in pounds sterling in a single drawing ("Tranche A"). Tranche A amortizes semi-annually starting with a £5 million payment on June 30, 2005 and increases incrementally to £80 million for the last five payments. All of Tranche A was drawn down at December 30, 2004 and remained outstanding at December 31, 2004;

  (b)
  an 8-year repayment multi-currency term loan facility of £425 million, drawn in Euros, US dollars and pounds sterling in a single drawing, payable in two equal instalments 7 1/2 and 8 years after the date of the Facilities agreement (the "Closing Date") ("Tranche B"). All of Tranche B was drawn down at December 30, 2004 and remained outstanding at December 31, 2004;

  (c)
  a 9-year repayment multi-currency term loan facility of £325 million, drawn in Euros, US dollars and pounds sterling in a single drawing, payable in two equal instalments 8 1/2 and 9 years after the Closing Date ("Tranche C"). All of Tranche C was drawn down at December 30, 2004 and remained outstanding at December 31, 2004;

  (d)
  a 7-year revolving loan facility in a maximum amount of £100 million, available in pounds sterling. The Revolving Facility has not been drawn down; and

  (e)
  a 9 1/2-year bullet repayment second lien term loan facility of £250 million, drawn in pounds sterling in a single drawing, payable 9 1/2 years after the date of the Second Lien Facility agreement. All of the Second Lien Facility was drawn down at December 30, 2004 and remained outstanding at December 31, 2004.

Interest

        Tranches A, B and C and the Revolving Facility bear interest at a rate of (a) EURIBOR (for any Euro-denominated advance) or LIBOR (for any advance denominated in another currency) plus (b) the applicable cost of complying with any reserve requirements plus an applicable margin. The applicable margin for Tranche A and the Revolving Facility is 2.25% per annum, for Tranche B, 2.50% per annum, and for Tranche C, 3.00% per annum. Amounts of Tranche B or Tranche C denominated in US dollars or Euros will bear interest at 0.25% and 0.125%, respectively, less than the relevant pounds sterling margin. The applicable margin for the Second Lien Facility is 4.00% per annum.

        In addition, the applicable margin for Tranche A and the Revolving Facility is subject to a margin ratchet from and after the first quarter date occurring at least six months after the Closing Date based upon the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating Cash Flow ranging between 1.50% (ratchet permitting) and 2.25%. The applicable margin for the Tranche B is subject to a margin ratchet such that, from and after the first quarter date occurring at least six months after the Closing Date on which the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating Cash Flow is less than or equal to 3.0 to 1.0, the Tranche B margin shall be reduced by 25 basis points.

        Under the Facilities, net cash interest expense for the year ending December 31, 2005 is expected to be in the range of £110 million to £120 million. This is net of interest payments expected to be received from our affiliate, UKTV. This range could be impacted by any changes in UK interest rates as only £1 billion of the Facilities is expected to be covered by interest rate swaps.

Mandatory Prepayments

        The TCN Group is subject to certain customary mandatory prepayment events under the Facilities agreements, including:

  •
  to the extent Excess Cash Flow exceeds £10 million, 50% of such Excess Cash Flow in the event that the ratio of Consolidated Total Debt to Consolidated Annualized TCN Group Net Operating Cash Flow is greater than 3.5 to 1.0, or 25% of such Excess Cash Flow in the event such ratio is 3.5 to 1.0 or less but more than 2.75 to 1.0. No mandatory prepayment from Excess Cash Flow is required if the ratio of Consolidated Total Debt to Consolidated Annualized TCN Group Net Operating Cash Flow is 2.75 to 1.0 or less;

  •
  net Proceeds received by any member of the TCN Group from Disposals and Insurance Recoveries, subject to certain exemptions, to the extent such Net Proceeds exceed, in each case, £6 million;

  •
  subject to certain exemptions, 50% of the Net Proceeds in excess of £10 million of any Financial Indebtedness raised by the Ultimate Parent, Telewest UK or any member of the TCN Group in connection with any single raising of Financial Indebtedness; and

  •
  subject to certain exemptions and to the extent Equity Proceeds (proceeds from certain public equity offerings) exceed £10 million, 50% of such Equity Proceeds in respect of any single raising of equity in the event that the ratio of Consolidated Total Debt to Consolidated Annualized TCN Group Net Operating Cash Flow is more than 3.5 to 1.0, or 25% of such Equity Proceeds in respect of any single raising of equity, in the event such ratio is 3.5 to 1.0 or less but is more than 3.0 to 1.0. No mandatory prepayment from Equity Proceeds is required if the ratio of Consolidated Total Debt to Consolidated Annualized TCN Group Net Operating Cash Flow is 3.0 to 1.0 or less.

Covenants

Affirmative Covenants

        The Facilities agreements contain a number of affirmative covenants, including requirements on each party to the agreement to own the assets necessary and material in the conduct of its business. In addition, the TCN Group is subject to financial maintenance tests, including the following liquidity, coverage and leverage ratio tests:

  •
  the ratio of the TCN Group's Consolidated Net Borrowings as at the relevant test date to Consolidated Annualized TCN Group Net Operating Cash Flow for the Semi-Annual Period ending on that test date cannot exceed a stated ratio which decreases each quarter from 4.40 for the quarter ending March 31, 2005 to 2.50 for the quarter ending June 30, 2010 and thereafter;

  •
  the ratio of the TCN Group's Consolidated Annualized TCN Group Net Operating Cash Flow for the Semi-Annual Period ending on the relevant test date to Total Interest Charges calculated on an annualized basis based on the Total Interest Charges for such Semi-Annual Period, cannot be less than a stated ratio, which increases each quarter from 2.35 for the quarter ending March 31, 2005 to 4.50 for the quarter ending June 30, 2010 and thereafter;

  •
  the ratio of TCN Group's Consolidated TCN Group Cash Flow in respect of the twelve-month period ending on each relevant testing date commencing with June 30, 2005 to Consolidated Debt Service for such twelve-month period, cannot be less than 1.0. The first test on June 30, 2005 will be calculated using six months of cash flows multiplied by 2, and the subsequent test on September 30, 2005 will be calculated using nine months of cash flows multiplied by 4/3, thereafter the test will be calculated using the last twelve months cash flows; and

  •
  the total amount of Capital Expenditure during each financial year of the TCN Group cannot exceed 125% of the Capital Expenditure Allowance for such financial year. The Capital Expenditure Allowance for the financial year ending December 31, 2005 is £315 million, for the financial year ending December 31, 2006 is £330 million: thereafter such allowance decreases each financial year to £285 million for the financial year ending on December 31, 2011.

Negative Covenants

        The TCN Group is further subject to customary negative covenants including, among other things, limitations on indebtedness, encumbrances, asset dispositions, restricted payments, affiliate transactions, change of business, dividends, distributions and increases in share capital.

        The covenants contained in the Facilities agreements could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Events of Default

        The Facilities agreements are subject to customary events of default including: non-payment of sums due under the Facilities, breach of covenants, material misrepresentation, cross default of certain other indebtedness, certain events of insolvency or bankruptcy, repudiation, unlawfulness, compliance with terms of applicable intercreditor deeds, and the occurrence of certain events likely to have a material adverse effect on our business. Upon the occurrence of an event of default, our ability to borrow under the Facilities may be terminated and we may be required to immediately repay all amounts outstanding under the Facilities.

Call Protection on the Second Lien Facility

        Any prepayment of the Second Lien Facility within 12 months after the Closing Date ("Non-Call Period") will be subject to payment of a make-whole premium based on customary market standards. The provision compensates the lender for early repayment by increasing the payment premium from 102% at the first anniversary of the facility, up to a maximum of 105% depending on how early the payment is made prior to the first anniversary of the facility. After the end of the Non-Call Period, prepayment may be made in whole or in part, subject to a "Prepayment Premium" equal to the following percentages of the principal amount of the outstandings under the Second Lien Facility being prepaid: (i) 2.00% prior to the second anniversary of the Closing Date, (ii) 1.00% after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, and (iii) 0.00% thereafter.

Maturity Profile

        The maturity profile of the Facilities is as follows:

At December 31, 2004
Reorganized Company
£ million
2005	20
2006	55
2007	90
2008	135
2009	160
2010 and thereafter	1,240

1,700

Currency Profile

        All of the tranches of our debt were drawn in sterling, except for Tranche B and Tranche C, which were drawn as follows:

	Drawn	Interest rate
Tranche B	£341.7 million	LIBOR + 2.50%
	US$85 million	US LIBOR + 2.25%
	Euro56.7 million	EURIBOR + 2.375%
	Drawn	Interest rate
Tranche C	£261.3 million	LIBOR + 3.00%
	US$65 million	US LIBOR + 2.75%
	Euro43.3 million	EURIBOR + 2.875%

        Telewest Global, Inc. is a holding company with no independent operations or significant assets other than its investments in Telewest UK. Telewest UK is a holding company with no independent operations or significant assets other than its investments in and advances to subsidiaries. In order to meet its obligations, Telewest Global, Inc. relies on receiving sufficient cash from Telewest UK and its subsidiaries. The subsidiaries are restricted by the covenants in our bank facilities from paying dividends, repaying loans and making other distributions to Telewest Global, Inc. and Telewest UK. In particular, our bank facilities generally restrict the funds available to Telewest Global, Inc. from TCN to £20 million a year and limit the use of such funds. Future debt instruments may contain similar restrictions that may prevent Telewest Global, Inc. from meeting its obligations.

Contractual Obligations and Other Commercial Commitments

        Contractual obligations and other commercial commitments as at December 31, 2004 are summarized in the tables below.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	£ million	£ million	£ million	£ million	£ million
Debt	1,707	21	149	296	1,241
Capital lease obligations	107	38	59	10	—
Operating leases	127	13	24	19	71
Unconditional purchase obligations	53	42	11	—	—

Total contractual obligations	1,994	114	243	325	1,312

        The following table includes information about other commercial commitments as of December 31, 2004. Other commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the balance sheet.

	Amount of commitment expiration per period
Other commercial commitments	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	£ million	£ million	£ million	£ million	£ million
Guarantees(1)	17	6	11	—	—

(1)
Consists of performance guarantees of £6 million due in less than one year and lease guarantees of £11 million due in one to three years.

Capital Expenditure

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company
	in millions	in millions
Cash paid for property and equipment	£241	£228

        The increase in cash paid for property and equipment for the year ended December 31, 2004 as compared to the prior year resulted primarily from increased expenditure to complete the digital upgrade of our network in certain areas, to begin the build of the infrastructure required to provide VOD services, and to expand our broadband IP network capacity.

        Our capital expenditure has primarily funded the construction of local distribution networks and our national network, capital costs of installing customers, and enhancements to our network for new product offerings.

        We expect to continue to have significant capital needs in the future. With the majority of our network construction complete and substantially all network upgrades necessary for the delivery of telephony and digital services complete, it is anticipated that capital expenditure will be largely driven by the costs associated with the connection of new subscribers (which will vary depending upon the take-up of our services), new product development and roll-out, including VOD and DVR services, and the replacement of network assets at the end of their useful lives. Capital expenditure (payments for property and equipment) for the fiscal year 2005 is expected to be in the range of £230 million to £250 million, compared to £241 million in 2004, due primarily to new product development expenditure, including VOD and DVR services, capacity upgrades to our IP network, and digital upgrades in our Northwest Cabletime networks, as well as billing system upgrades.

Consolidated Statements of Cash Flows

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Combined Companies	Predecessor Company	Predecessor Company
	in millions	in millions	in millions

Net cash provided by operating activities	£294	£308	£103
Net cash used in investing activities	(226)	(212)	(365)
Net cash (used in)/provided by financing activities	(427)	(59)	638

Net (decrease)/increase in cash and cash equivalents	(359)	37	376
Cash and cash equivalents at beginning of period	427	390	14

Cash and cash equivalents at end of period	£68	£427	£390

        For the year ended December 31, 2004, we had net cash provided by operating activities of £294 million compared with £308 million for the year ended December 31, 2003 and £103 million for the year ended December 31, 2002. The decrease in net cash provided by operating activities in 2004 compared with 2003 resulted principally from additional payments in respect of bank interest made in the fourth quarter of 2004, and a marginal deterioration in working capital due to a reduction in accounts payable in December 2004, which more than offset other cash flows arising from improvements in our operating performance. Additional payments in respect of bank interest in the fourth quarter of 2004 arose due to the timing of £6 million of cash interest payments relating to our previous bank facilities, which we had been able to roll forward from quarters two and three to quarter four, together with the repayment of £34 million of interest, that would otherwise have been rolled forward to 2005 but was accelerated due to the completion of our new bank facilities (and associated repayment of our previous facilities) on December 30, 2004.

        Net cash used in investing activities was £226 million for the year ended December 31, 2004 compared with £212 million for the year ended December 31, 2003 and £365 million for the year ended December 31, 2002. The increase in 2004 over 2003 arose principally as a result of increased capital expenditure partially offset by proceeds from the sales and leaseback of certain vehicles and computer equipment. Net cash used in investing activities includes the total net cash inflow from affiliates of £10 million for year ended December 31, 2004 compared with £17 million for the year ended December 31, 2003 and £68 million for the year ended December 31, 2002. Capital expenditure accounted for £241 million of the total net cash used in investing activities in the year ended December 31, 2004 compared with £228 million in the same period in 2003 and £448 million in 2002. Capital expenditure in the year ended December 31, 2004 was principally a result of IP and network capacity upgrades and new subscriber installations in connection with the roll-out of digital television and broadband internet services. At December 31, 2004, approximately 94% of the homes passed and marketed in our addressable areas were capable of receiving our digital television and broadband internet services.

        Net cash used in financing activities totaled £427 million for the year ended December 31, 2004 compared with £59 million for the year ended December 31, 2003 and net cash provided by financing activities of £638 million for the year ended December 31, 2002. In the year ended December 31, 2004 we repaid approximately £2,000 million in connection with our previous bank facilities, drew down £1,700 million under our new facilities and paid £73 million in facility fees. Additionally, in the year ended December 31, 2004 we increased restricted deposits by £13 million and paid £44 million for the principal element of capital lease repayments, compared with £57 million and £51 million of principal element of capital lease repayments made in the years ended December 31, 2003 and 2002, respectively. Net cash provided by financing activities for the year ended December 31, 2002 consisted primarily of £640 million in drawdowns from the former senior secured credit facility and a net £76 million realized on the termination of US dollar/pound sterling exchange rate hedging arrangements offset in part by the repayment of a loan secured on our predecessor's interest in approximately 16.9% of the issued share capital of SMG plc and capital lease payments.

        As of December 31, 2004, we had cash and cash equivalents of £68 million on a consolidated basis (excluding £11 million that was restricted as to use to providing security for leasing obligations and £15 million that was restricted as to use in the liquidation of Telewest Communications). Cash balances decreased by £359 million for the year ended December 31, 2004 mainly as a result of the repayment of the previous bank facilities, partially offset by the draw downs under the new bank facilities, less fees paid on bank facilities. As of December 31, 2003, we had cash balances of £427 million (excluding £13 million that was restricted).

New Accounting Standards

        In November 2004, the FASB issued SFAS 151, Inventory Costs, to amend the guidance in Chapter 4, "Inventory Pricing," of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that those items be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are still in the process of determining what effect the adoption of this Statement will have on our financial statements.

        In December 2004, the FASB issued SFAS 123 (revised 2004), "SFAS 123 (R)" Share-Based Payment, which modifies certain provisions of SFAS 123, Accounting for Stock-Based Compensation and eliminates the availability of the intrinsic value method. We plan to adopt SFAS 123 (R) with effect from January 1, 2005. As we had previously adopted SFAS 123 we do not expect that SFAS 123 (R) will have a material effect on the amount of compensation expense recognized for stock-based arrangements but we are still in the process of determining how exactly the adoption of the Statement will impact our financial statements.

        In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are still in the process of determining what effect the adoption of this Statement will have on our financial statements.

Off-Balance Sheet Transactions

        As of December 31, 2004, we had no off-balance sheet transactions.

Use of Non-GAAP Financial Measures

Combined Companies

        The presentation of financial results for 2004 as "Combined" includes operations of our predecessor and the operations of the reorganized company. As the predecessor company amounts are on a pre-fresh start basis, for example, interest expense is based on pre-restructured debt, and depreciation is based on the historic cost of assets, while for the reorganized company interest expense is based on post-restructuring debt and depreciation is based on the fair value of assets at July 1, 2004, GAAP does not permit the combining of the results of predecessor and reorganized companies. Management believes presenting combined results is the best way to assess the company's performance. No separate reconciliation of combined results is shown below. Rather in each place throughout this document where combined results have been provided, the GAAP components from which such results are derived have been included.

        The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for other measures of financial performance reported in accordance with GAAP accepted in the US. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliation provide a more complete understanding of factors and trends affecting our business. Management encourages investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure or measures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we were exposed during the year ended December 31, 2004 were:

  •
  interest rate changes on variable-rate, long-term bank debt; and

  •
  foreign exchange rate changes, generating translation and transaction gains and losses on our US dollar-denominated notes and debentures.

        Our exposure to foreign exchange rate changes was substantially reduced as a result of the cancellation of all US-dollar denominated notes and debentures in July 2004 of our predecessor,

Telewest Communications, although we will continue to be exposed to interest rate and foreign currency exchange rate changes under our bank facilities.

        From time to time we use derivative financial instruments solely to reduce our exposure to these market risks, and we do not enter into these instruments for trading or speculative purposes.

Qualitative Disclosure of Interest Rate Risk

        As part of the fourth quarter refinancing, TCN entered into the new bank facilities, described above, which are denominated in pounds sterling, Euros, and US dollars and bear interest at variable rates. We seek to reduce our exposure to adverse interest rate fluctuations on borrowings under the bank facilities principally through interest rate swaps entered into by TCN. Our interest rate swaps, taken over from our predecessor, provide for payments at a fixed rate of interest (ranging from 5.475% to 5.75%) and the receipt of payments based on a variable rate of interest. The swaps have maturities ranging from January 1, 2005 to March 31, 2005. The aggregate amount outstanding under the bank facilities at December 31, 2004 was £1,700 million and the aggregate notional principal amount of the interest rate swaps was £400 million.

        TCN also entered into new £999 million fixed-for-floating interest rate swaps maturing on October 14, 2007 in connection with the settlement during the financial restructuring of certain of our predecessor's then existing derivative contracts. The interest rate swap contracts provide for payments at a fixed rate of interest (ranging from 6.2566% to 6.3075%) and did not qualify for hedge accounting under SFAS 133, Accounting for Derivatives and Hedging Activities, due to their maturity being at a date beyond the maturity of the underlying debt obligations in place up to December 30, 2004 under the previous senior secured facility. Consequently any changes in their fair value have been accounted for through the Statement of Operations.

        Based on our consolidated variable rate debt outstanding at December 31, 2004 after taking into account our derivative instruments, we estimate that a one-percentage point change in interest rates would have an impact of approximately £3.0 million on our annual interest expense.

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

Interest Rate Risk—Sensitivity Analysis

        The sensitivity analysis below presents the hypothetical change in fair value based on an immediate one-percentage point (100 basis points) increase in interest rates across all maturities:

	December 31, 2004
	Fair value	Hypothetical Change in Fair value
	(£ millions)
Interest rate swaps	£(41)	£25

Foreign Currency Exchange Risk

        As a result of entering into the new bank facilities on December 30, 2004, we now have US$150 million and Euro100 million of indebtedness. Consequently, we are now exposed to fluctuations in exchange rates both on the repayment of the principal sum, and also on servicing the debt during the lifetime of the debt. In order to mitigate the foreign exchange risk presented by this indebtedness we entered into cross currency swaps on December 30, 2004. The notional amounts on the cross currency swaps totalled US$150 million and Euro100 million, and the maturities match the maturities on the bank debt. The cross currency swaps are floating to floating, enabling us to pay floating pounds sterling when servicing the debt, and to buy US dollars and Euros for repaying the debt at a fixed rate and servicing the debt for the lifetime of the swaps. We use derivative financial instruments solely to hedge specific risks and do not hold them for trading purposes.

        As a result of Telewest Communications' financial restructuring, all of its US dollar-denominated notes and debentures were cancelled.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-46 of this Annual Report and are incorporated by reference.

Summary Selected Quarterly Results of Operations

        The following tables are a summary of selected quarterly results of operations for the years ended December 31, 2004 and 2003:

	Three months ended
	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	Reorganized Company		Predecessor Company
	Unaudited £ millions, except per share data
Revenue
Consumer Sales Division	241	238	235	235
Business Sales Division	63	63	63	67

Total Cable Segment	304	301	298	302
Content Segment	32	27	28	26

Total revenue	336	328	326	328

Operating costs and expenses
Cable segment expenses	69	72	74	79
Content segment expenses	25	17	18	16
Depreciation	101	103	90	94
Amortization	9	9	—	—

Cost of revenue	204	201	182	189
Selling, general and administrative expenses	114	117	124	120

	318	318	306	309

Operating income	18	10	20	19
Other income/(expense)
Interest income	5	6	8	7
Interest expense (including amortization of debt discount)	(47)	(49)	(121)	(109)
Foreign exchange gains/(losses), net	3	—	(37)	77
Share of net income of affiliates	4	4	5	3
Other, net	—	—	—	(1)

Loss before income taxes	(17)	(29)	(125)	(4)
Income taxes charge	—	—	(1)	—

Net loss	(17)	(29)	(126)	(4)

Basic and diluted loss per share of common stock	£(0.07)	£(0.12)
Weighted average number of shares of common stock outstanding—(in millions)	245	245

	Three months ended
	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
	Predecessor Company
Revenue
Consumer Sales Division	230	227	228	222
Business Sales Division	68	71	69	70

Total Cable Segment	298	298	297	292
Content Segment	33	27	26	27

Total revenue	331	325	323	319

Operating costs and expenses
Cable segment expenses	78	78	79	83
Content segment expenses	27	19	18	17
Depreciation	95	96	102	96

Cost of revenue	200	193	199	196
Selling, general and administrative expenses	121	127	121	121

	321	320	320	317

Operating income	10	5	3	2
Other income/(expense)
Interest income	7	5	6	6
Interest expense (including amortization of debt discount)	(122)	(119)	(122)	(125)
Foreign exchange gains/(losses), net	184	15	117	(48)
Share of net (loss)/income of affiliates	(3)	2	—	2
Other, net	8	1	—	(1)

Income/(loss) before income taxes	84	(91)	4	(164)
Income taxes (charge)/benefit	(20)	2	1	1

Net income/(loss)	64	(89)	5	(163)

Exchange Rates

        The following table sets forth, for the periods indicated, the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York for pounds sterling expressed in US dollars per £1.00. No representation is made that pound sterling amounts have been, could have been or could be converted into US dollars at the noon buying rate or at any other rate.

Year Ended December 31,	Period End	Average(1)	High	Low
2000	1.50	1.51	1.65	1.40
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.65	1.78	1.55
2004	1.92	1.84	1.95	1.75
2005 (through March 18, 2005)	1.92	1.91	1.93	1.86

(1)
The average rate is the average of the noon buying rates on the last day of each month for which such rates were reported during the relevant period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report under the supervision and with the participation of our disclosure committee, our Acting Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        On December 15, 2004, we announced that our Audit Committee was commencing an independent review of certain business practices of a subsidiary in our content division, IDS, which sells advertising time on television channels in which we have an ownership interest. The Audit Committee engaged independent counsel and accountants to assist it. Their review has been completed, with the finding that the activities in question should not result in any material liability, do not evidence material weakness or deficiency in internal controls and do not give rise to any obligation for us to amend or restate previously filed financial statements and periodic reports. Management has made and will continue to make modifications to these business practices in a manner consistent with the Audit Committee's conclusions. Based on Audit Committee recommendations, we are also taking steps to further strengthen internal controls at IDS and to improve the integration and alignment of IDS controls and procedures with those of the rest of the group. We do not anticipate that the impact of the changed business practices or of these additional steps will be material to our financial statements, results of operations or financial condition.

        We are not an accelerated filer, as defined in Rule 12b-2 of the Exchange Act. As a result, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, as adopted by the Securities and Exchange Commission, for fiscal years ending on or after July 15, 2005. We therefore expect to file our first internal control report certification and related attestation report when filing an Annual Report on Form 10-K for the year ending December 31, 2005.

        We have commenced arrangements to address the requirements for certification in respect of internal controls and continue to work towards meeting the deadline for compliance, as referred to above.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the directors and executive officers of the registrant is set forth under "Election of Directors" in the Proxy Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement"), which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

        Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "General Information—Compliance with Section 16(a) Beneficial Ownership Reporting Requirements" in the Proxy Statement for the 2005 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Code of Ethics

        We have adopted a code of ethics for our principal executive officers, principal financial officers, principal accounting officers, or controllers, or persons performing similar functions, which has been filed as exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        Information appearing in the sections captioned "Board of Directors Information," "Executive Compensation" and "General Information—Compensation Committee Interlocks and Insider Participation" in the 2005 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information appearing in the section "Share Ownership" in the 2005 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information appearing in the section captioned "Certain Relationships and Related Transactions" in the 2005 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information appearing in the section "Fees Paid to KPMG" and "Audit Committee Report" in the 2005 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

1.
Financial Statements. See Index to Consolidated Financial Statements included on page F-1.

2.
Financial Statement Schedule. Included on pages F-47 to F-50.

3.
List of Exhibits. See Index of Exhibits included on page E-1.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telewest Global, Inc. (Registrant)

Date: March 22, 2005	/s/ Neil Smith Name: Neil Smith Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Barry R. Elson Name: Barry R. Elson	Acting Chief Executive Officer and Director
/s/ Anthony W.P. (Cob) Stenham Name: Anthony W.P. (Cob) Stenham	Chairman of the Board and Director
/s/ Neil Smith Name: Neil Smith	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ William J. Connors Name: William J. Connors	Director
/s/ John H. Duerden Name: John H. Duerden	Director
/s/ Marnie S. Gordon Name: Marnie S. Gordon	Director
/s/ Michael Grabiner Name: Michael Grabiner	Director
/s/ Donald S. La Vigne Name: Donald S. La Vigne	Director
/s/ Michael J. McGuiness Name: Michael J. McGuiness	Director
/s/ Steven R. Skinner Name: Steven R. Skinner	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
3.2	Restated By-Laws of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2004.)
4.1
Form of Certificate of Common Stock of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
4.2
Rights Agreement, dated March 25, 2004, between Telewest Global, Inc., and The Bank of New York, a New York trust company (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
4.3
Form of Certificate of Common Stock of Telewest Global, Inc. (Incorporated by reference to Telewest Global Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
4.4
Registration Rights Agreement dated March 25, 2004 among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
10.1
Form of BT Interconnect Agreement, a copy of which was executed by BT and various of Telewest Communications plc's affiliated entities (Incorporated by reference to Telewest Communications plc's 1997 Annual Report for the period ended December 31, 1996 on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.)
10.2
Agreement and related equity agreements, dated as of July 19, 2004, between Anthony W.P. (Cob) Stenham and Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004 as filed with the Securities and Exchange Commission on November 12, 2004.)
10.3
Employment Agreement, dated October 21, 1998, between Stephen Cook and Telewest Communications plc (Incorporated by reference to Telewest Communications plc's Annual Report on Form 20-F for the period ended December 31, 2001 as filed with the Securities and Exchange Commission on July 1, 2002.)
10.4	Amendments to Employment Agreement, dated October 18, 2004, between Stephen Cook and Telewest Communications Group Limited.*
10.5
Employment Agreement and related equity agreements, dated as of July 19, 2004, between Eric J. Tveter and Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004 as filed with the Securities and Exchange Commission on November 12, 2004.)
10.6
Letter Agreement, dated February 18, 2004, between Charles Burdick and Telewest Communications plc (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)

10.7
Letter Agreement, dated February 18, 2004, between Barry Elson and Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 28, 2004 (Registration No. 333-110815).)
10.8
Letter Agreement, dated February 13, 2004, between Barry Elson and Telewest Communications plc (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
10.9
Employment Agreement, dated March 6, 2000, between Neil Smith and Telewest Communications Group Limited, as amended by letter agreement dated September 24, 2002 and letter agreement dated August 25, 2003.*
10.10	Amendments to Employment Agreement, dated October 18, 2004, between Neil Smith and Telewest Communications Group Limited.*
10.11	Form of Indemnification Agreement between Telewest Global, Inc. and its directors and officers.*
10.12
Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 9, 2004 (Registration No. 333-117262).)
10.13
Form of Restricted Stock Agreement under the Telewest Global, Inc. 2004 Stock Incentive Plan used with respect to grants made on July 19, 2004 (Incorporated by reference to Telewest Global, Inc.'s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004 as filed with the Securities and Exchange Commission on November 12, 2004.)
10.14
Form of Restricted Stock Agreement under the Telewest Global, Inc. 2004 Stock Incentive Plan used with respect to payment of bonuses for the year ended December 31, 2004 (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2005.)
10.15	Form of Directors Non-qualified Stock Option Agreement for Telewest Global, Inc.'s directors.*
10.16	Form of Telewest Global, Inc.'s Non-qualified Stock Option Agreement.*
10.17
Transfer Agreement, dated July 13, 2004, among Telewest Communications plc, Telewest Global, Inc. and Telewest UK Limited (Incorporated by reference to Telewest Global Inc.'s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 16, 2004 (Registration Number 333-115508).)
10.18
Pound 1,550,000,000 Senior Facilities Agreement between Telewest UK Limited, Telewest Communications Networks Limited, and Telewest Global Finance LLC as Borrowers; Barclays Capital, BNP Paribas, Citigroup Global Markets Limited, Credit Suisse First Boson, Deutsche Bank AG London, GE Capital Structured Finance Group Limited, The Royal Bank of Scotland Plc as Mandated Lead Arrangers; Barclays Bank Plc as Facility Agent and Security Trustee Barclays Bank Plc as US Paying Agent; GE Capital Structured Finance Group Limited as Administrative Agent; the Original Guarantors (as defined therein); and the Lenders (as defined therein) (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2005.)

10.19
Pound 250,000,000 Second Lien Facility Agreement between Telewest UK Limited, Telewest Communications Networks Limited, and Telewest Global Finance LLC as Borrowers, Barclays Capital, BNP Paribas, Citigroup Global Markets Limited, Credit Suisse First Boston, Deutsche Bank AG London, The Royal Bank Of Scotland plc as Mandated Lead Arrangers; Barclays Bank Plc as Facility Agent and Security Trustee; Barclays Bank Plc as US Paying Agent; the Original Guarantors (as defined therein); and the Lenders (as defined therein) (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2005.)
10.20
Principal Intercreditor Deed between Telewest Communications Networks Limited, Telewest UK Limited, and Telewest Global Finance LLC; the Original Guarantors (as defined therein); Barclays Bank Plc as Security Trustee; certain institutions as Mandated Lead Arrangers; Barclays Bank Plc as Senior Facility Agent; Barclays Bank Plc as Second Lien Facility Agent; certain institutions as Senior TCN Group Lenders and Second Lien Lenders; Lloyds (Nimrod) Specialist Finance Limited, Leckhampton Finance Limited (formerly known as Robert Fleming Leasing (Number 4) Limited) and Lombard (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2005.)
14	Code of Ethics*
21	Subsidiaries of the registrant*
23	Consent of KPMG Audit plc*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

TELEWEST GLOBAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditor—Telewest Global, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2004 for the Reorganized Company and as of December 31, 2003 for the Predecessor Company

Consolidated Statements of Operations for the year ended December 31, 2004 for the Reorganized Company and the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002 for the Predecessor Company
Consolidated Statement of Operations for July 1, 2004 for the Predecessor Company

Consolidated Statements of Shareholders' Equity/(Deficit) and Other Comprehensive Income for the year ended December 31, 2004 for the Reorganized Company, and the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002 for the Predecessor Company

Consolidated Statements of Cash Flows for the year ended December 31, 2004 for the Reorganized Company and July 1, 2004, the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002 for the Predecessor Company
Notes to Consolidated Financial Statements
Schedule I—Condensed Financial Information of Telewest Global, Inc.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Telewest Global, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheet of Telewest Global, Inc. and subsidiaries (the "Reorganized Company") as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity/(deficit) and other comprehensive income, and cash flows for the year ended December 31, 2004. We have also audited the consolidated balance sheet of Telewest Communications plc and Subsidiaries (the "Predecessor Company") as of December 31, 2003 and the related consolidated financial statements of operations, shareholders' equity/(deficit) and other comprehensive income, and cash flows for the six months ended June 30, 2004 and each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of Condensed Financial Information of Telewest Global, Inc. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telewest Global Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, and the financial position of Telewest Communications plc and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the six months ended June 30, 2004 and each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 4, the Predecessor Company suffered recurring losses, had a net shareholders' deficit, and was undergoing financial restructuring that raised substantial doubt about the Predecessor Company's ability to continue as a going concern. The consolidated financial statements of the Predecessor Company referred to above have been prepared assuming the Predecessor Company would continue as a going concern. As of July 1, 2004 (see Note 4 to the consolidated financial statements) the Predecessor Company and the Reorganized Company completed a financial restructuring and adopted fresh-start reporting pursuant to American Institute of Certified Public Accountants Statement of Financial Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result, the consolidated financial information of the Reorganized Company is presented on a different basis than that for the Predecessor Company and, therefore, is not comparable.

        As discussed in Note 3, the Reorganized Company adopted a method of accounting for share-based compensation arrangements that is different than the method of accounting used by the Predecessor Company.

KPMG Audit Plc
London, United Kingdom March 18, 2005

Telewest Global, Inc.

Consolidated Balance Sheets

(amounts in £millions, except share and per share data)

	December 31, 2004	December 31, 2003
	Reorganized Company	Predecessor Company
Assets
Cash and cash equivalents	68	427
Restricted cash	26	13
Trade receivables	108	114
Other receivables	33	39
Prepaid expenses	17	16

Total current assets	252	609
Investments accounted for under the equity method	304	362
Property and equipment, net	2,974	2,421
Intangible assets, net	314	—
Goodwill	—	447
Reorganization value in excess of amounts allocable to identifiable assets	425	—
Programming inventory	24	27
Deferred financing costs	51	23

Total assets	4,344	3,889

Liabilities and shareholders' equity/(deficit)
Accounts payable	93	98
Other liabilities	424	809
Debt repayable within one year	21	5,287
Capital lease obligations repayable within one year	38	89

Total current liabilities	576	6,283
Deferred taxes	105	108
Debt repayable after more than one year	1,686	6
Capital lease obligations repayable after more than one year	69	51

Total liabilities	2,436	6,448

Minority interest	(1)	(1)

Shareholders' equity/ (deficit)
Predecessor Company's ordinary shares—10 pence par value; authorized 4,300 million, issued 2,874 million (2003)	—	287
Predecessor Company's limited voting convertible ordinary shares—10 pence par value; authorized 300 million, issued 82 million (2003)	—	8
Reorganized Company's preferred stock—US$0.01 par value; authorized 5,000,000, issued none (2004)	—	—
Reorganized Company's common stock—US$0.01 par value; authorized 1,000,000,000, issued 245,080,629 (2004)	1	—
Additional paid-in capital	1,954	4,223
Accumulated deficit	(46)	(7,076)

Total shareholders' equity/(deficit)	1,909	(2,558)

Total liabilities and shareholders' equity/(deficit)	4,344	3,889

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Consolidated Statements of Operations

(amounts in £millions, except share and per share data)

	Year ended December 31, 2004(1)	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
Revenue
Consumer Sales Division	479	470	907	894
Business Sales Division	126	130	278	283

Total Cable segment	605	600	1,185	1,177
Content segment	59	54	113	106

Total revenue	664	654	1,298	1,283

Operating costs and expenses
Cable segment expenses	141	153	318	346
Content segment expenses	42	34	81	70
Depreciation	204	184	389	495
Impairment of fixed assets	—	—	—	841
Amortization	18	—	—	—
Selling, general and administrative expenses	231	244	490	526
Impairment of goodwill	—	—	—	1,445

	636	615	1,278	3,723

Operating income/(loss)	28	39	20	(2,440)
Other income/(expense)
Interest income	11	15	24	19
Interest expense (including amortization of debt discount)	(96)	(230)	(488)	(528)
Foreign exchange gains, net	3	40	268	213
Share of net income/(losses) of affiliates and impairment	8	8	1	(118)
Other, net	—	(1)	8	36

Loss before income taxes and minority interest	(46)	(129)	(167)	(2,818)
Income taxes (charge)/benefit	—	(1)	(16)	28
Minority interest in losses of consolidated subsidiaries, net	—	—	—	1

Net loss	(46)	(130)	(183)	(2,789)

Basic and diluted loss per share of common stock	£(0.19)
Weighted average number of shares of common stock—(in millions)	245

(1)
Telewest Global, Inc. and its subsidiary, Telewest UK Limited, did not carry on any business and incurred insignificant expenses prior to the completion of the Predecessor Company's financial restructuring. For that reason, Telewest Global, Inc.'s consolidated results of operations for the year ended December 31, 2004 and the six months ended December 31, 2004 are in all material respects identical.

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Consolidated Statement of Operations

(amounts in £millions)

July 1, 2004
Predecessor Company
Fresh-start adoption—investments in affiliates	(62)
Fresh-start adoption—property and equipment	711
Fresh-start adoption—intangible assets	332
Fresh-start adoption—goodwill	(22)
Fresh-start adoption—inventory	(4)
Fresh-start adoption—other assets	(31)
Fresh-start adoption—current liabilities	(15)
Fresh-start adoption—deferred taxes	5

914
Gain on discharge of debt and associated interest	1,821
Gain on extinguishment of derivative contracts	6
Financial restructuring charges	(26)

Net income	2,715

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Consolidated Statements of Shareholders' Equity/(Deficit) and Other Comprehensive Income

(amounts in £millions)

	Common stock	Ordinary and limited voting shares	Shares held in trust	Additional paid-in capital	Other comprehensive income/(loss)	Accumulated deficit	Total
Predecessor Company
Balance at December 31, 2001	—	295	(1)	4,224	37	(4,104)	451
Unrealized loss on derivative financial instruments:
Amounts reclassified into earnings	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	(2,789)	(2,789)

Total comprehensive loss							(2,837)
Accrued stock based compensation cost/(credit)	—	—	1	(1)	—	—	—

Balance at December 31, 2002	—	295	—	4,223	(11)	(6,893)	(2,386)
Unrealized gain on derivative financial instruments:
Amounts reclassified into earnings	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	(183)	(183)

Total comprehensive loss							(172)

Balance at December 31, 2003	—	295	—	4,223	—	(7,076)	(2,558)
Net loss for the six months ended June 30, 2004	—	—	—	—	—	(130)	(130)

Total comprehensive loss							(130)

Balance at June 30, 2004	—	295	—	4,223	—	(7,206)	(2,688)
Fresh-start adoptions	—	(295)	—	(4,223)	—	4,491	(27)
Net income for July 1, 2004	—	—	—	—	—	2,715	2,715

	—	—	—	—	—	—	—

Reorganized Company
Shares issued upon conversion of old debt	1	—	—	1,948	—	—	1,949
Stock-based compensation expense	—	—	—	6	—	—	6
Net loss for the year ended December 31, 2004	—	—	—	—	—	(46)	(46)

Total comprehensive loss	—	—	—	—	—	—	(46)

Balance at December 31, 2004	1	—	—	1,954	—	(46)	1,909

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Consolidated Statements of Cash Flows

(amounts in £ millions)

	Year ended December 31, 2004	July 1, 2004	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company

Cash flows from operating activities
Net (loss)/income	(46)	2,715	(130)	(183)	(2,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	204	—	184	389	495
Impairment of fixed assets	—	—	—	—	841
Amortization	18	—	—	—	—
Impairment of goodwill	—	—	—	—	1,445
Amortization of deferred financing costs and debt discount	—	—	30	93	114
Deferred taxes charge/(credit)	—	—	1	23	(28)
Unrealized gains on foreign currency translation	(3)	—	(40)	(268)	(213)
Stock-based compensation expense/(credit)	6	—	—	—	(1)
Share of net income of affiliates and impairment	(8)	—	(8)	(1)	(10)
(Profit)/loss on disposal of assets	—	—	—	(8)	92
Amounts written off investments	—	—	1	—	—
Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
Change in receivables	5	—	9	28	19
Change in prepaid expenses	16	—	(25)	10	6
Change in other assets	5	—	(3)	(3)	15
Change in accounts payable	(15)	—	27	(10)	17
Change in other liabilities	(58)	—	124	238	100
Fresh-start adjustments	—	(2,715)	—	—	—

Net cash provided by operating activities	124	—	170	308	103

Cash flows from investing activities
Cash paid for property and equipment	(114)	—	(127)	(228)	(448)
Repayment/(payment) of loans made to affiliates, net	7	—	(4)	7	9
Disposal of subsidiary, net of cash disposed	—	—	—	—	14
Disposal of affiliate, net of cash disposed	—	—	7	10	59
Proceeds from sale and leaseback	5	—	—	—	1
Cash paid for acquisition of subsidiaries, net of cash acquired	—	—	—	(1)	—

Net cash used in investing activities	(102)	—	(124)	(212)	(365)

Cash flows from financing activities
Release/(placement) of restricted cash	21	(36)	2	(1)	8
Repayment of borrowings under credit facilities	(1,840)	(160)	—	(1)	(2)
Net proceeds from currency swaps	3	—	—	—	—
Net proceeds from maturity of forward contracts	—	—	—	—	76
Repayment of SMG equity swap	—	—	—	—	(33)
Draw downs under bank facilities	1,700	—	—	—	—
Payment for bank facilities fees	(51)	(22)	—	—	—
Proceeds from borrowings under credit facilities	—	—	—	—	640
Principal element of capital lease repayments	(21)	—	(23)	(57)	(51)

Net cash (used in)/provided by financing activities	(188)	(218)	(21)	(59)	638

Net (decrease)/increase in cash and cash equivalents	(166)	(218)	25	37	376
Cash and cash equivalents at beginning of period	—	452	427	390	14
Cash and cash equivalents transferred from Predecessor Company to Reorganized Company	234	(234)	—	—	—

Cash and cash equivalents at end of period	68	—	452	427	390

Supplementary cash flow information:
Cash paid for interest, net	(111)	—	(61)	(141)	(286)
Cash received for income taxes	2	—	2	3	—

See accompanying notes to the consolidated financial statements

Telewest Global, Inc.

Notes to Consolidated Financial Statements

Year Ended December 31, 2004

1    Organization, History and Description of Business

        Telewest Global, Inc. (the "Company") was incorporated in Delaware on November 12, 2003, as a wholly owned subsidiary of Telewest Communications plc ("plc"). On November 26, 2003, the Company acquired the entire issued share capital of Telewest UK Limited ("Telewest UK"), a subsidiary newly formed under the laws of England and Wales.

        On July 13, 2004, as part of the financial restructuring of plc and its subsidiaries (collectively the "Predecessor Company"), the Company entered into a transfer agreement with plc and Telewest UK to acquire substantially all of the assets of plc. The financial restructuring of the Predecessor Company was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of plc (collectively the "Reorganized Company").

        The Company and its subsidiary did not carry on any business and incurred only immaterial expenses prior to the completion of the Predecessor Company's financial restructuring. For that reason the Company's consolidated statements of operations for the year ended December 31, 2004 and the six months ended December 31, 2004 are in all material respects identical.

        The Company and its subsidiaries (together "the Group") provide cable television, telephony and internet services to business and residential customers in the United Kingdom ("UK"), and are engaged in broadcast media activities. The Group's Cable segment derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges; its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators; its internet revenues from installation fees and monthly subscriptions to its internet service provider.

        The Group's Content segment is engaged in broadcast media activities, being the supply of entertainment content, interactive and transactional services to the UK pay-television broadcasting market.

2    Basis of Preparation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Group's significant estimates and assumptions include: capitalization of labor and overhead costs; impairment of goodwill and long-lived assets; fresh-start and valuation of financial instruments. Actual results could differ from those estimates.

        The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of the Predecessor Company.

        The financial restructuring was completed on July 15, 2004, following the acquisition of substantially all of the Predecessor Company's net assets on July 14, 2004. The businesses acquired from the Predecessor Company operate solely in the UK and, therefore, substantially all of the Group's revenues and expenses are derived from the UK. Consequently, the accompanying consolidated financial statements have been prepared in pounds sterling, the reporting currency of the Group for this Annual Report and for all subsequent filings.

3    Summary of Significant Accounting Policies

        The following significant accounting policies represent the accounting policies of the Reorganized Company.

        With the exception of adopting the provisions in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the accounting policies of the Group are the same as those of the Predecessor Company as at December 31, 2003.

Use of estimates

        The Company uses estimates and assumptions in the preparation of its consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company evaluates and updates its assumptions and estimates on an ongoing basis and from time to time employs outside experts to assist in its evaluations.

Principles of consolidation

        The consolidated financial statements include the accounts of the Company and those of its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

        Plc has been consolidated in the financial statements of the Group as at and for the six months ended December 31, 2004, as a Variable Interest Entity (VIE), as defined by Financial Accounting Standards Board ("FASB") Interpretation No.46(R) (FIN46). Plc is due to be placed into voluntary liquidation and retains £15 million of cash as at December 31, 2004, for settlement of financial restructuring claims and liquidation expenses. The Company's obligation in respect of costs associated with settling claims for financial restructuring and liquidation expenses is unlimited, although the Company estimates that the £15 million available within plc to be sufficient to meet such claims and expenses.

        Any cash remaining after settling claims is expected to be transferred to the Group's subsidiary company Telewest UK prior to plc being liquidated. Given the nature of the cash held by the VIE, the consolidated balance sheet classifies such cash as restricted cash.

Fresh-start reporting

        Although the Predecessor Company completed its financial restructuring on July 15, 2004, the Company adopted fresh-start reporting effective July 1, 2004, for convenience. This resulted in a new reporting group for accounting purposes (Reorganized Company). The consolidated balance sheet as of December 31, 2004, gives effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting under the provisions of Statement of Position ("SOP") 90-7, Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7).

Impairment of long-lived assets and investments

        SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangibles (intangible assets that do not have indefinite lives) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

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

Goodwill and other intangible assets

        Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives are not amortized but are subject to annual review for impairment (or more frequently should indications of impairment arise) under SFAS 142, Goodwill and Intangible Assets.

        Impairment of goodwill and reorganization value in excess of amounts allocatable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset's fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. The Company carries out its annual impairment review during the fourth quarter consistent with the annual budgetary timetable.

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

Derivatives and hedging

        All derivative instruments are recognized at their fair value as assets or liabilities in the Reorganized Company's balance sheet in accordance with SFAS 133, Accounting for Derivative

Instruments and Hedging Activities, as amended. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated a hedge and if so, the type of hedge and its effectiveness as a hedge. For derivatives, which are not designated as hedges, changes in fair value are recorded immediately in net income/(loss).

        For derivatives designated as cash flow hedges, changes in fair value on the effective portion of the hedging instrument are recorded within other comprehensive income until the hedged transaction occurs and are then recorded within net income/(loss). Changes in the ineffective portion of a hedge are immediately recorded in net income/(loss). For derivatives designated as fair value hedges, changes in fair value are recorded within net income/(loss). The Reorganized Company has no designated cash flow hedges.

Investments

        Investments in partnerships, joint ventures and subsidiaries that are voting interest entities and variable interest entities for which the Group is not the principal beneficiary in which the Group has significant influence, generally when the Group's voting interest is 20% to 50%, are accounted for using the equity method. Investments in which the Group does not have significant influence are carried at cost and written down to the extent that there has been an other-than-temporary diminution in value. The Group accounts for certain investments in which the Group's ownership is greater than 50% using the equity method. This method is used for such subsidiaries where the minorities have substantive participating rights such as veto over key operational and financial matters and equal representation on the board of directors.

        Investments in variable interest entities, those entities that either have insufficient equity or whose equity lacks characteristics of a controlling financial interest, are consolidated if the Group is the primary beneficiary.

Property and equipment

        Property and equipment are stated at their fair value as of the date fresh-start reporting was adopted under SOP 90-7. All subsequent acquisitions are stated at cost. Depreciation is provided on a straight-line basis to write off the cost of property and equipment by equal instalments over their estimated useful economic lives as follows:

Buildings	50 years	Electronic equipment	5-8 years
Cable and ducting	20 years	Other equipment	4-5 years

Capitalization of labor and overhead costs

        Labor and overhead costs are capitalized to the extent that such costs are directly related to the development, construction and installation of fixed assets. These costs include payroll and related costs of employees and support costs such as rent and service costs. Capitalized costs are depreciated on a straight-line basis over the useful economic lives of the associated asset as disclosed in the table above.

Deferred financing costs

        Direct costs incurred in raising debt are deferred and recorded on the consolidated balance sheet in "deferred financing costs" assets. The costs are amortized using the effective interest rate method at a constant rate to the carrying value of the debt over the life of the debt obligation.

Advertising costs

        Advertising costs are expensed as incurred. The amount of advertising costs expensed by the Reorganized Company for the year ended December 31, 2004 was £20 million. The Predecessor Company expensed £20 million for the six months ended June 30, 2004, £41 million and £52 million for the years ended December 31, 2003, and 2002, respectively.

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

Revenue recognition

        Revenues are recognized as network communication services are provided. Credit risk is managed by disconnecting services to customers who are delinquent. In accordance with SFAS 51 Financial Reporting by Cable Television Companies, connection and activation fees (initial hook-up revenue) relating to services delivered over the cable network, which include cable television, telephony and internet, are recognized in the period of connection to the extent that such fees are less than direct selling costs. Excess connection and activation fees over direct selling costs incurred are deferred and amortized to income over the period the customers are expected to remain connected to the cable network.

        Programming revenues are recognized in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

Recognition of contract costs

        Certain of the sales of network capacity referred to above involve the Group constructing new capacity. Where the Group retains some of this new capacity, either for subsequent resale or for use within the business, then an element of the construction costs are retained within inventory or equipment, respectively. The allocation of construction costs between costs expensed to the statement of operations and costs capitalized within inventory or equipment is based upon the ratio of capacity to be sold and to be retained.

Pension costs

        The Group operates a defined contribution plan, the Telewest Communications Pension Plan, and contributes to third-party plans on behalf of employees.

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

Stock-based compensation

        The Group has chosen to account for stock-based compensation in accordance with SFAS 123, Accounting for Stock-Based Compensation, rather than the intrinsic value method prescribed in APB 25, Accounting for Stock Issued to Employees, and related interpretations adopted by the Predecessor Company. For options/awards with graded vesting arrangements compensation expense is measured at grant date based on the different expected lives for the options/awards that vest each year and is recognized using the graded-vesting attribution method.

Earnings per share

        Basic earnings per share has been computed by dividing net loss available to shareholders by the weighted-average number of shares of common stock outstanding during the period. The calculation of basic and diluted earnings per share for the post fresh-start period, is for the six months ended December 31, 2004, being the period from inception of fresh-start reporting. Basic and diluted earnings per share for the six month period ended December 31, 2004 are determined using the loss attributable to shareholders and the weighted average number of shares outstanding as if the financial restructuring occurred on July 1, 2004, the date fresh-start reporting was effective. Diluted earnings per share is computed by adjusting the weighted-average number of shares of common stock outstanding during the period for all dilutive potential shares of common stock outstanding during the period and adjusting the net loss for any changes in income or loss that would result from the conversion of such potential shares of common stock. There is no difference in basic and diluted net loss per share of common stock, as potential share equivalents for employee share options are not included in the computation as their effect is antidilutive. A total of 9,803,054 common stock equivalents in respect of share options and restricted stock were excluded from the diluted net loss per share of common stock calculation for 2004.

        Earnings per share data for the Predecessor Company has not been disclosed as it would not be meaningful in the context of the current capital structure.

Programming inventory

        Programming inventory represents television programming libraries held by each of the Company's television channels and are stated at cost. Programming is recognized as inventory when a contractual purchase obligation exists, it has been delivered to the Company and is within its permitted broadcasting period. Programming inventory is periodically reviewed and a provision made for impairment or obsolescence.

New Accounting Standards Applicable to the Group

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that those items be recognized as current-period charges. SFAS No.151 is effective for fiscal years beginning after June 15, 2005. The Company is still in the process of determining what effect the adoption of this Statement will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which modifies certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation and eliminates the availability of the intrinsic value method. The Company plans to adopt SFAS No. 123 (R) beginning on January 1, 2005. As the Company had previously adopted SFAS 123 it does not expect that SFAS 123(R) will have a material effect on the amount of compensation expense recognized for stock-based arrangements but the Company is still in the process of determining how exactly the adoption of the Statement will impact its financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is still in the process of determining what effect the adoption of this Statement will have on its financial statements.

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

        In April 2002, the Predecessor Company began exploring a number of options to address its funding requirements, and subsequently began discussions with, among others, an ad hoc committee of its noteholders, its senior lenders and other creditors. After extensive negotiations with these creditors, the terms, conditions and structure of a financial restructuring were substantially agreed between these creditors and certain major shareholders at the time.

        The financial restructuring received the approval of the Predecessor Company's creditors on June 1, 2004. Among other matters the financial restructuring resulted in:

  •
  the reorganization of the Predecessor Company's business under the Company;

  •
  the cancellation of all of the outstanding notes and debentures of the Predecessor Company and Telewest Finance (Jersey) Limited ("Telewest Jersey"), its Jersey-based finance subsidiary company, in return for the distribution of 98.5% of the Company's common stock, and the distribution of the remaining 1.5% of the Company's common stock to the Predecessor Company's shareholders, in accordance with English and Jersey schemes of arrangement involving certain creditors of the Predecessor Company and Telewest Jersey. This reduced the total outstanding indebtedness of the business from approximately £5.8 billion to approximately £2.0 billion and significantly reduced interest expense;

  •
  the entry into an amended senior secured credit facility; and

  •
  the cessation of dealings in the Predecessor Company's shares on the London Stock Exchange and the Predecessor Company's American Depository Receipts on the Nasdaq National Market.

        On July 13, 2004, the Company, the Predecessor Company and Telewest UK entered into a transfer agreement (the "Transfer Agreement"). The Transfer Agreement provided for the transfer of substantially all of the assets of the Predecessor Company (including the shares in Telewest Communications Networks Limited ("TCN") and its other operating companies, but excluding the shares in Telewest Jersey and one share of the Company's common stock) to Telewest UK. The asset transfer contemplated by the Transfer Agreement was completed on July 14, 2004.

        On July 15, 2004, the Predecessor Company's financial restructuring became effective. As a result, all outstanding notes and debentures of the Predecessor Company and Telewest Jersey were cancelled. A total of 241,325,000 shares, or 98.5%, of the Company's common stock were distributed by an escrow agent to the noteholders of the Predecessor Company and Telewest Jersey's notes and debentures and certain other scheme creditors. The remaining 3,675,000 shares, or 1.5%, of the Company's common stock were distributed to the Predecessor Company's existing shareholders. As part of the financial restructuring, on July 15, 2004, TCN entered into an amendment of its senior secured credit facility.

        As a condition to completing the amendment to the senior secured credit facility, £160 million outstanding on the senior secured credit facility was repaid. The amended facility provided for fully committed facilities of £2,030 million. Subsequent to the financial restructuring this facility was replaced with further new facilities (see note 14).

        Trading in the Company's common stock on the Nasdaq National Market commenced on July 19, 2004 under the symbol "TLWT."

        The Predecessor Company and Telewest Jersey are expected to be placed in solvent liquidation by their respective shareholders as soon as practicable.

5    Fresh-Start Reporting

        As a result of the completion of the Predecessor Company's financial restructuring on July 15, 2004, the Company adopted fresh-start reporting in accordance with SOP 90-7 with effect from July 1, 2004.

        Under SOP 90-7, the Company established a new accounting basis. The Company has allocated the reorganization value to the Predecessor Company's existing assets in conformity with the procedures specified by SFAS 141 Business Combinations and recorded the Predecessor Company's then existing liabilities at their respective values. As a result of the application of fresh-start reporting, the Company's balance sheet and results of operations for the year ended December 31, 2004 and for each reporting period thereafter are not comparable in many material respects to the balance sheets and results of operations reflected in the Predecessor Company's historical financial statements for periods prior to July 1, 2004. In addition, the results of operations of the Predecessor Company on July 1, 2004 included a gain on the extinguishment of the Predecessor Company's outstanding notes and debentures. This may make it more difficult to compare the Reorganized Company's performance with the historical performance of the Predecessor Company.

        The adoption of fresh-start reporting had a material effect on the consolidated financial statements as of and for the year ended December 31, 2004, and will have a material impact on the consolidated statements of operations for subsequent periods. Fresh-start reporting has resulted in an increase in depreciation and amortization charges following revaluation of tangible and intangible assets to their fair value. Furthermore, revenues in the Business sales division of our Cable segment have been reduced following the derecognition of deferred revenues for which no future contractual performance obligations exist. Content segment expenses and selling, general and administrative expenses have also been impacted by fresh-start reporting as a result of revaluation of the Company's programming inventory and property leases, respectively.

        As of July 1, 2004, the tax bases of certain assets and liabilities were unresolved. Any future changes in these balances that existed as of the fresh-start date will be adjusted through "reorganization value in excess of amounts allocable to identifiable assets" in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination and Practice Bulletin 11: Accounting for Preconfirmation Contingencies in Fresh-Start Reporting.

        Reorganization adjustments were recorded in the consolidated balance sheet of the Predecessor Company at July 1, 2004 to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of the Company's reorganization value as defined in SOP 90-7. The Company determined a reorganization value using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies. The equity value of £1,949 million at July 1, 2004 represents the enterprise value of £3,914 million less £1,965 million of post-reorganization debt (including capital leases of approximately £118 million).

        Fresh-start adjustments reflect the allocation of fair value to the Reorganized Company's assets and the present value of liabilities to be paid at July 1, 2004. The Company's property and equipment were valued based on a combination of the cost or market approach, depending on whether market data was available. Also considered were technical, functional, and economic obsolescence, including network utilization factors inherent in the Reorganized Company's assets. Key assumptions used in the valuation to determine the fair value of the Reorganized Company's long-lived assets include (i) an income tax rate of 30%, (ii) a cost of capital of 12% for the Cable segment based on a ratio of debt 40.6% to equity 59.4%, and a cost of capital of 22% for the Content segment based on a ratio of debt

10.3% to equity 89.7%. Certain intangible assets were valued using a relief from royalty methodology. These estimates of fair value have been reflected in the Reorganized Company's consolidated balance sheet as of December 31, 2004.

        Completion of the valuation process during the allocation period could result in additional adjustments to the fair value of assets or present value of estimated liabilities due to receipt of information, which the Company is awaiting confirmation of, in order to finalize its fair value allocation of pre-acquisition contingencies.

        In applying fresh-start reporting, the Company applied the following principles:

  •
  The reorganization value of the Reorganized Company was allocated to its assets in conformity with the procedures specified by SFAS 141, Business Combinations. The reorganization value exceeds the sum of the amounts assigned to assets and liabilities. This excess is disclosed as Reorganization value in excess of amounts allocable to identifiable assets on the Reorganized Company's balance sheet with an indefinite life and will be subject to annual impairment reviews in accordance with SFAS 142, Goodwill and Other Intangible Assets.

  •
  Each liability existing as of the fresh-start reporting date, other than deferred taxes, has been stated at the present value of the amounts to be paid, determined at appropriate current interest rates as at July 1, 2004. Deferred revenue was adjusted to reflect the fair value of future costs of contractual performance obligations plus a normal profit margin, consistent with the consensus reached by EITF 01-03, Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree.

  •
  Deferred taxes were reported in conformity with applicable income tax accounting standards, principally SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with management's judgment, a valuation allowance has been established for those deferred tax assets that are not recoverable through the reversal of existing taxable temporary differences, consequently no deferred tax asset has been recognized on the Company's balance sheet at July 1, 2004. As of fresh-start date, the Company estimated that it had, subject to Inland Revenue agreement, net operating losses of £1,663 million and available capital allowances of £5,166 million.

  •
  Reversal of all items included in the Predecessor Company's equity.

        The following table identifies the adjustments recorded to the Predecessor Company's June 30, 2004 consolidated balance sheet as a result of implementing the Financial Restructuring and applying fresh-start reporting (in £ millions):

	Predecessor Company June 30, 2004	Financial Restructuring Adjustments	Note	Fresh- Start Adjustments	Note	Reorganized Company July 1, 2004
Assets
Cash and cash equivalents	452	(182)	(1)	—		270
Restricted cash	11	—		—		11
Trade receivables	111	—		—		111
Other receivables	34	—		—		34
Prepaid expenses	41	(8)	(2)	—		33

Total current assets	649	(190)		—		459
Investments accounted for under the equity method	367	—		(62)	(7)	305
Property and equipment	2,342	—		711	(8)	3,053
Intangible assets	—	—		332	(9)	332
Goodwill	447	—		(447)	(10)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	—		425	(10)	425
Inventory	33	—		(4)	(11)	29
Other assets	19	12	(3)	(31)	(12)	—

Total assets	3,857	(178)		924		4,603

Liabilities and shareholders' equity/(deficit)
Accounts payable	112	—		2	(13)	114
Other liabilities	917	(459)	(4)	13	(13)	471
Debt repayable within one year	5,283	(5,282)	(5)	—		1
Capital lease obligations repayable within one year	76	(38)	(6)	—		38

Total current liabilities	6,388	(5,779)		15		624
Deferred taxes	110			(5)	(14)	105
Debt repayable after more than one year	6	1,840	(5)	—		1,846
Capital lease obligations repayable after more than one year	42	38	(6)	—		80

Total liabilities	6,546	(3,901)		10		2,655
Minority interest	(1)	—		—		(1)
Shareholders' (deficit)/equity	(2,688)	3,723	(15)	914	(15)	1,949

Total liabilities and shareholders' (deficit)/equity	3,857	(178)		924		4,603

Notes:

(1)
To record the repayment of £160 million of the Predecessor Company's senior secured credit facility and the payment of bank facility fees for its amended senior secured credit facility.

(2)
To reclassify prepaid bank facility fees in respect of the amended senior secured credit facility to other assets.

(3)
To record bank facility fees in respect of the amended senior secured credit facility and the elimination of bank facility fees in respect of the Predecessor Company's senior secured credit facility.

(4)
To record financial restructuring charges incurred as a result of the Predecessor Company's restructuring and the extinguishment of derivative contracts and unpaid interest of £479 million in respect of notes and debentures.

(5)
Extinguishment of £3,282 million notes and debentures, repayment of £160 million of the Predecessor Company's senior secured credit facility and reclassification of the remaining £1,840 million of senior secured credit facility to debt repayable after more than one year.

(6)
Reclassification of capital lease obligations, previously in default as a result of the Predecessor Company's bonds and debentures being in default and shown as repayable within one year, to capital lease obligations repayable after more than one year.

(7)
To record investments in affiliates at fair value.

(8)
To record property and equipment at fair value.

(9)
To record intangible assets including trade names, customer lists and relationships at fair value.

(10)
To record the reorganization value in excess of amounts allocable to identifiable assets.

(11)
To record programming inventory at fair value.

(12)
To record the fair value of other assets.

(13)
To record liabilities at the present value of amounts to be paid, including pre-acquisition contingencies, unfavorable operating leases and the elimination of deferred revenues for which no future contractual obligation exists.

(14)
To record the tax effect of fresh-start reporting.

(15)
To record change in shareholders' equity resulting from the cancellation of the Predecessor Company's equity, accumulated deficit and other comprehensive loss and the change in equity resulting from the adoption of fresh-start reporting.

6    Financial instruments

        The Group holds derivative instruments solely to mitigate specific risks and does not hold such instruments for trading purposes. During 2004, the Group used derivatives to mitigate the risk of variable rate debt upon its bank facilities during the year. The Group did not adopt hedge accounting.

        The Group maintains risk management control systems to monitor currency exchange and interest rate risk attributable to forecasted debt principal payments and interest rate risk exposure.

Cash Flow Hedges

US Dollar-denominated debt and Euro-denominated debt

        On December 30, 2004, the Group undertook US$150 million and Euro100 million of bank debt as part of re-financing the then existing amended senior secured credit facility. These non-sterling debts are interest bearing on floating US and Euro indices.

        On December 30, 2004, the Group entered into cross-currency swaps totalling US$150 million and Euro100 million. These swaps are floating-floating swaps, enabling the Group to pay pounds sterling in receipt of US dollars and Euros, thus mitigating the foreign exchange exposure arising as a result of the new senior term facilities (as described in note 14).

Effective	Maturities	Notional	Receives	Pays
12/30/2004	12/31/2012-12/31/2013	US$150m	3month US LIBOR+2.25%-2.75%	3month GBP LIBOR+2.5145%-3.0605%
12/30/2004	12/31/2012-12/31/2013	Euro100m	3month EURIBOR+2.375%-2.875%	3month GBP LIBOR+2.685%-3.2605%

Variable Rate Debt

        As described in note 14 to the consolidated financial statements, the Group has Senior Term Facilities and a Second Lien Facility with a syndicate of banks. Draw downs under the Senior Term Facilities and Second Lien Facility bear interest at rates between 1.50% (ratchet permitting) and 4.00% above LIBOR, so the Group is exposed to variable cash flows arising from changes in LIBOR. The Group hedges some of its interest rate risk on its Senior Term Facilities through the use of interest rate swaps. The purpose of the derivative instruments is to provide a measure of stability over the Group's exposure to movements in sterling interest rates on its sterling-denominated bank debt. The interest rate swaps can be summarised as follows:

Effective	Maturities	Notional	Receives	Pays
1/1/2002-10/15/2004	1/1/2005-10/15/2007	£1,399m	3/6month LIBOR	5.475%-6.3075%

Fair Value of financial instruments

        The Company's financial instruments include cash, receivables, payables, debt, interest rate swaps and currency rate swaps. The Company has recorded all financial instruments at their respective fair values and therefore there is no difference between the carrying amount and fair value. The estimated fair values of the financial instruments are based on quotations received from independent third-party financial institutions and represent the net amounts receivable or payable to terminate the positions as of December 31, 2004.

Concentration of credit risk

        The Group may be exposed to potential losses due to the credit risk arising of non-performance by the financial institution counterparties to its portfolio of derivative financial instruments. However, such losses are not anticipated as these counterparties are major international financial institutions and the portfolio is spread over a wide range of institutions.

7    Impairment of assets

        During the fourth quarter of 2004, the Reorganized Company conducted a step 1 impairment review of goodwill for each of its reporting units (Cable and Content). The step 1 review compared the fair value of each reporting unit based on a discounted after-tax cash flow valuation to the fully allocated net asset value (including goodwill) of each reporting unit. Cash flow forecasts were based on the Company's budget for the year ending December 31, 2005 and its long-range plan, which extends to the year ending December 31, 2014. The step 1 impairment review concluded that the fair value of each reporting unit exceeded its fully allocated net asset value (including goodwill). Therefore no evidence of a potential impairment to goodwill existed.

        The Reorganized Company also conducted a review for potential impairment of trade names, which were deemed to have indefinite lives at July 1, 2004, the date of adoption for fresh-start reporting. The impairment reviews have been conducted based on after-tax cash flows using a relief from royalty methodology. The impairment reviews concluded that there was no evidence of impairment to trade names.

        During the years ended December 31, 2002 and 2003, the Predecessor Company undertook an impairment review of its network assets, of goodwill arising on the then recent acquisitions and of its investments in affiliates acquired in the then recent years. The review covered the Cable and Content reporting units. The principal reasons for the review were: a share price decline indicative of a fall in the values of the underlying assets and a softening of the ad-sales market, declining revenue growth and a lower than expected customer take-up of additional services.

        During the three months ended December 31, 2003, the Predecessor Company undertook step 1 of an impairment review of goodwill on its Cable and Content reporting units and its affiliate, UKTV. The review compared the carrying value of each reporting unit to its respective fair value, as determined by discounted cash flows based on the Predecessor Company's budget and long-range plan. The review concluded that the fair values of both reporting units were greater than the respective carrying values.

        For the year ended December 31, 2002, the review found evidence of impairment in the value of goodwill arising on the core Cable and Content reporting units and in the value of the affiliate, UKTV. The carrying amounts of goodwill, fixed assets and the investments in the affiliates were written down to fair value, resulting in an impairment charge of £1,445 million against goodwill, an impairment charge of £841 million against fixed assets and an impairment charge of £88 million against the investments in affiliates. These charges have been included in the statement of operations within impairment of goodwill, impairment of fixed assets and share of net income/(losses) of affiliates and impairment, respectively. The estimated fair value of the goodwill and the investment in UKTV was based on projected future cash flows at a post-tax discount rate of 11.5%, which the Predecessor Company believed was commensurate with the risks associated with the assets. The projected future cash flows were determined using the Predeccesor Company's ten-year plan for the business, with a terminal value which took into account analysts' and other published projections of future trends across pay-television platforms, including the total television advertising market.

        The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2003 and 2002 by reporting unit are as follows:

	Cable	Content	Total
	£ million	£ million	£ million
Balance as of January 1, 2002—Predecessor Company	1,322	570	1,892
Impairment of goodwill	(1,016)	(429)	(1,445)

Balance as of December 31, 2002 and 2003—Predecessor Company	306	141	447
Fresh-start adjustments	(306)	(141)	(447)

	—	—	—

Reorganization value in excess of amounts allocable to identifiable assets and goodwill	313	112	425

Balance at July 1, 2004 and December 31, 2004—Reorganized Company	313	112	425

8    Valuation and qualifying accounts

		Balance at January 1,	Additions charged to costs and expenses	Deductions	Fresh- start adoptions	Balance at July 1,	Balance at December 31,
		£ million	£ million	£ million	£ million	£ million	£ million
2002	Predecessor Company
	Allowance for doubtful accounts	16	—	(4)	—	N/A	12
2003	Predecessor Company
	Allowance for doubtful accounts	12	1	—	—	N/A	13
2004	Predecessor Company
	Allowance for doubtful accounts	13	—	—	(13)	—	—

2004	Reorganized Company
	Allowance for doubtful accounts	—	—	—	—	—	—

9    Other receivables

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
Interconnection receivables	3	8
Accrued income	27	25
Other	3	6

	33	39

        Accrued income primarily represents telephone calls made by Consumer Sales Division and Business Sales Division customers that have not been billed as of the end of the accounting period. The period of time over which billings have not been raised varies between two days and four weeks.

10    Investments

        The Group has investments in affiliates accounted for under the equity method at December 31, 2004 and 2003. The principal investments are as follows:

	Percentage ownership at December 31,
	2004	2003
	Reorganized Company	Predecessor Company
Front Row Television Limited	50.0%	50.0%
Sit-Up Limited	30.3%	30.9%
UKTV joint venture companies	50.0%	50.0%

        Summarized combined financial information for the Company's principal affiliates (UKTV joint venture companies), which operate principally in the cable television, broadcasting and interactive media industries is as follows:

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
Combined financial position
Current assets	58	76
Other assets, net	21	26

Total assets	79	102

Current liabilities	22	66
Debt	151	151
Owners' equity	(94)	(115)

Total liabilities and equity	79	102

	Year ended December 31,
	2004	2003	2002
	Reorganized Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million
Combined operations
Revenue	156	137	128
Operating expenses	(111)	(107)	(103)

Operating income	45	30	25
Interest expense and tax	(24)	(19)	(12)

Net income	21	11	13

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
The Group's investments in affiliates are comprised as follows
Loans	184	197
Share of net assets and goodwill(1)	120	165

	304	362

(1)
The share of net assets and goodwill for the year ended December 31, 2004, includes a fresh-start reporting valuation of £112 million as at July 1, 2004. Investments have been accounted for on an equity accounting basis for the six months ended December 31, 2004.

        In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, the Company recognizes 100% of losses for those companies which represent UKTV.

        On September 4, 2002, the investment in SMG plc, a listed investment in an affiliate, was reclassified as a current asset investment at net realizable value. This resulted in £42 million being written off the carrying value of the investment. The investment in SMG plc was subsequently sold in November 2002, realizing a gain of £1 million.

11    Property and equipment

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
Land and buildings	76	151
Cable and ducting	2,310	3,584
Electronic equipment	632	1,602
Other equipment	156	626

	3,174	5,963
Less: Accumulated depreciation	(200)	(3,542)

Property and equipment, net	2,974	2,421

        During the year ended December 31, 2004, the Reorganised Company entered into £9 million of capital leases in respect of sale and leaseback arrangements for network equipment and motor vehicles. Included in this £9 million of capital leases is £4 million of non-cash transactions, the remaining £5 million is presented as proceeds from sale and leaseback in the Reorganised Company's consolidated statement of cash flows. During the year ended December 31, 2003, the Predecessor Company entered into £2 million of capital leases to purchase other equipment.

12    Intangible assets

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
Customer lists and relationships	298	—
Trade names	34	—

	332	—
Less: Accumulated amortization	(18)	—

Intangible assets, net	314	—

        Trade names are deemed to have indefinite lives and, therefore, no amortization is expensed. The carrying value of trade names is subject to an annual impairment review or more frequently should events occur that indicate that impairment is likely. Customer lists and relationships are being amortized over a period of eight years from fresh-start date, July 1, 2004.

        The following table reflects the estimated amortization of existing intangible assets over the periods indicated:

Years ending December 31,	£ million
2005	37
2006	38
2007	37
2008	38
2009	37
Thereafter	93

280

13    Other liabilities

        Other liabilities are summarized as follows:

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
Deferred income	111	113
Accrued construction costs	38	53
Accrued programming costs	24	18
Accrued interconnect costs	13	14
Accrued interest	5	429
Accrued staff costs	25	23
Accrued expenses	48	61
VAT payable	26	34
Interest rate swap liability	41	12
Payroll taxes	7	8
Unfavorable leases	26	—
Other liabilities	60	44

	424	809

14 Debt

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
Accreting Notes 2003	—	294
Senior Convertible Notes 2005	—	280
Senior Debentures 2006	—	168
Senior Convertible Notes 2007	—	300
Senior Discount Debentures 2007	—	861
Senior Notes 2008	—	196
Senior Discount Notes 2009	—	316
Senior Discount Notes 2009	—	273
Senior Notes 2010	—	374
Senior Discount Notes 2010	—	224
Senior Secured Facility	—	2,000
New bank facility	20	—
Other debt	1	1

Debt repayable within one year	21	5,287
New bank facility repayable after more than one year	1,680	—
Other debt repayable after more than one year	6	6

Total debt	1,707	5,293

        The Notes and Debentures were extinguished upon completion of the financial restructuring of the Predecessor Company. For a further discussion of the terms of the financial restructuring refer to note 4—The Financial Restructuring.

New bank facilities

        On December 21, 2004, our subsidiaries Telewest Communications Networks Ltd ("TCN") and Telewest UK executed a Senior Facilities Agreement (the "Senior Facilities Agreement") and a Second Lien Facility Agreement (the "Second Lien Facility Agreement"), together with the Senior Facilities Agreement, ("the Facilities Agreements") for new £1,800 million credit facilities consisting of £1,450 million Senior Term Facilities (the "Senior Term Facilities"), a £100 million revolving facility (the "Revolving Facility") together with the Senior Term Facilities (the "Senior Facilities") and a £250 million Second Lien Facility (the "Second Lien Facility", and together with the Senior Facilities (the "Facilities"). Drawings under the Senior Term Facilities and the Second Lien Facility together with cash on hand were used to repay all outstanding borrowings under the Group's old £2,030 million amended senior secured credit facility. The Revolving Facility was not drawn down at December 30, 2004 and remained undrawn at December 31, 2004. TCN and Telewest Global Finance LLC are the primary borrowers under the new Facilities, which are guaranteed by Telewest UK and several of TCN's subsidiaries (the "Guarantors").

        All capitalized terms not defined have the meaning given to them in the Facilities Agreements.

        The Facilities comprise of the following five tranches:

  (a)
  a 7-year amortizing term loan facility of £700,000,000, drawn in pounds sterling in a single drawing, amortizing semi-annually starting June 30, 2005 ("Tranche A"). All of Tranche A was drawn down at December 30, 2004 and remains outstanding at December 31, 2004;

  (b)
  an 8-year repayment multi-currency term loan facility of £425,000,000, drawn in Euro, U.S. Dollars and pounds sterling in a single drawing, payable in two equal installments 7 1/2 and 8 years after the date on which the Senior Facilities were entered into (the "Closing Date") ("Tranche B"). All of Tranche B was drawn down at December 30, 2004 and remains outstanding at December 31, 2004;

  (c)
  a 9-year repayment multi-currency term loan facility of £325,000,000, drawn in Euro, U.S. Dollars and pounds sterling in a single drawing, payable in two equal installments 8 1/2 and 9 years after the Closing Date ("Tranche C"). All Tranche C was drawn down at December 30, 2004 and remains outstanding at December 31, 2004;

  (d)
  a 7-year revolving loan facility in a maximum amount of £100,000,000, available in pounds sterling. The Revolving Facility has not yet been drawn down. The revolver may be drawn down by TCN upon giving five working days notice to the Lender. The drawdown may not exceed the available facility and must be greater than £5,000,000. TCN shall give notice as to the duration of the drawdown and shall ensure that there is a period of at least five consecutive working days in each annual period where the revolver is not drawn; and

  (e)
  a 9 1/2-year bullet repayment second lien term loan facility of £250,000,000, drawn in pounds sterling in a single drawing, payable 9 1/2 years after the Closing Date. All of the Second Lien Facility was drawn down at December 30, 2004 and remains outstanding at December 31, 2004;

        Any prepayment of the Second Lien Facility within twelve months after the Closing Date ("Non-Call Period") will be subject to payment of a make-whole premium based on customary market standards. The provision compensates the lender for early repayment by increasing the repayment premium from 102% at the first anniversary of the facility, up to a maximum of 105% depending on how early the payment is made prior to the first anniversary of the facility. After the end of the Non-Call Period, prepayment may be made in whole or in part, subject to a prepayment premium equal to the following percentages of the principal amount of the Second Lien Facility being prepaid: (i) 2.00% prior to the second anniversary of the Closing Date, (ii) 1.00% after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, and (iii) 0.00% thereafter.

        Tranches A, B and C and the Revolving Facility bear interest at a rate of (a) EURIBOR (for any Euro-denominated advance) or LIBOR (for any advance denominated in another currency) plus (b) the applicable cost of complying with any reserve requirements plus an applicable margin. The applicable margin for Tranche A and the Revolving Facility is 2.25%, for Tranche B 2.50% and for Tranche C 3.00%. Amounts denominated in US Dollars or Euros will bear interest at 0.25% and 0.125%, respectively, less than the relevant pounds sterling margin. The applicable margin for the Second Lien Facility is 4.00%.

        In addition, the applicable margin for Tranche A and the Revolving Facility is subject to a margin ratchet, from and after the first quarter date occurring at least six months after the Closing Date, based upon the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating

Cash Flow ranging between 1.50% (ratchet permitting) and 2.25%. The applicable margin for Tranche B is subject to a margin ratchet such that, from and after the first quarter date occurring at least 6 months after the closing date on which the ratio of Consolidated Net Borrowings to Consolidated Annualized TCN Group Net Operating Cash Flow (each of the above terms to be defined in the Senior Facilities Agreement) is less than or equal to 3.0 to 1.0, the Tranche B margin shall be reduced by 25 basis points.

Guarantees:

        With effect from the Closing Date, each guarantor under the Facilities irrevocably and unconditionally guarantees, jointly and severally, the due and punctual payment by each of the borrowers of all sums payable under the Facilities Agreements. The guarantors are further required to promptly pay on demand such amounts which any borrower is liable to pay or has become due and payable under the Facilities Agreements but has not been paid.

Events of default:

        The Facilities agreements are subject to customary events of default including: non-payment of sums due under the Facilities, breach of covenants, material misrepresentation, cross default of certain other indebtedness, certain events of insolvency or bankruptcy, repudiation, unlawfulness, compliance with terms of applicable intercreditor deeds, and the occurrence of certain events likely to have a material adverse effect on our business. Upon the occurrence of an event of default, our ability to borrow under the Facilities may be terminated and we may be required to immediately repay all amounts outstanding under the Facilities.

Maturity profile

        The aggregate principal repayments required in each of the years ending December 31, 2005 through 2009 and thereafter are as follows:

Years ending December 31,	£ million
2005	20
2006	55
2007	90
2008	135
2009	160
Thereafter	1,240

1,700

Currency profile

        All of the Tranches of our debt were drawn in Sterling, except for Tranche B and Tranche C, which were drawn as follows:

	Drawn	Interest rate
Tranche B	£341.7 million	LIBOR +2.50%
	US$85 million	US LIBOR + 2.25%
	€56.7 million	EURIBOR + 2.375%
	Drawn	Interest rate
Tranche C	£261.3 million	LIBOR +3.00%
	US$65 million	US LIBOR + 2.75%
	€43.3 million	EURIBOR + 2.875%

Old Amended Senior Secured Credit Facility

        On July 15, 2004, certain subsidiaries of the Company entered into a series of agreements comprising an amendment to the senior secured credit facility of the Predecessor Company. TCN was the primary borrower under the amended senior secured credit facility. On July 15, 2004, committed facilities of £2.03 billion were obtained, of which £1.84 billion were fully drawn.

        All outstandings under this amended senior secured credit facility were repaid with the proceeds of the Senior Term Facilities, the Second Lien Facility and cash on hand.

15    Income taxes

        Loss before income taxes, and all related tax expense or benefit, is solely attributable to the UK.

        The provisions for income taxes are summarized as follows:

	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million	£ million
Current tax benefit	—	—	7	—
Deferred tax (expense)/benefit	—	(1)	(23)	28

	—	(1)	(16)	28

        A reconciliation of income taxes determined using the statutory UK rate of 30% (2003 and 2002: 30%) to the effective rate of income tax is as follows:

	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	%	%	%	%
Corporate tax at UK statutory rates	30	30	30	30
Write down of goodwill	—	—	—	(14)
Non-deductible expenses	—	(16)	(3)	(2)
Prior year adjustment related to NOL carry forwards and investment in affiliates	—	—	40	—
Change in valuation allowance	(30)	(15)	(77)	(13)

Effective rate of taxation	—	(1)	(10)	1

        Deferred income taxes and liabilities at December 31, 2004 and 2003 are summarized as follows:

	At December 31,
	2004	2003
	Reorganized Company	Predecessor Company
	£ million	£ million
Deferred tax assets relating to:
Fixed assets	698	880
Net operating loss carried forward	447	505
Capital losses	840	—
Other	16	26

Total deferred tax assets	2,001	1,411
Valuation allowance	(1,906)	(1,411)

Net deferred tax assets	95	—
Deferred tax liabilities relating to:
Intangible assets	(94)	—
Other	(1)	—
Investments in affiliates	(105)	(108)

Total deferred tax liabilities	(200)	(108)

Deferred tax liability per balance sheet	(105)	(108)

        At December 31, 2004 the Group estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of £1,490 million available to relieve against future income. From December 31, 2003 to June 30, 2004, the valuation allowance of the Predecessor Company increased by £19 million (2003: From December 31, 2002 to December 31, 2003, the valuation allowance increased by £128 million). The valuation allowance of the Reorganized Company was established at £1,890 million on July 1, 2004 and increased to £1,906 million at December 31, 2004. The initial recognition of the underlying tax assets (by elimination of the valuation allowance set up at fresh-start) is expected to be allocated to reorganization excess.

        The NOLs have an unlimited carry forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to a history of operating losses, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004.

16    Shareholders' equity

        During the year ended December 31, 2004, the Company issued 245,000,000 shares of common stock with a par value of US$0.01 each, in connection with the financial restructuring of the Predecessor Company. The equity value of the Company of £1,949 million established additional paid-in capital of £1,948 million. Subsequent to the completion of the Predecessor Company's financial restructuring, the Company issued an additional 80,628 shares of common stock in connection with restricted stock granted to employees. The total number of shares outstanding as at December 31, 2004 was 245,080,629 and 1 share was outstanding at July 1, 2004.

17    Stock-based compensation

Reorganized Company

        The Telewest 2004 Stock Incentive Plan, (the "Plan"), was adopted by the board of directors on June 2, 2004 and approved by the sole stockholder on July 5, 2004.

        The Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock, Restricted Stock Units and Share Awards (each as defined in the Plan). The aggregate number of shares of our common stock that may be subject to option grants or awards under the Plan is 24,500,000, subject to adjustment upon the occurrence of certain enumerated corporate transactions including, 30% or more of the combined voting power of the group being acquired by a particular beneficial owner, consummation of a merger or consolidation of the group effected under certain pre-determined conditions, a change of the majority of the board of directors currently serving or the approval of a plan by stockholders of complete liquidation or dissolution. An individual may not be granted options to purchase or be awarded more than 4,000,000 shares of our common stock in any one fiscal year. Certain deferred tax liabilities are payable in the U.S. and do not support the realization of deferred tax assets in the UK.

        Persons eligible to receive grants or awards under the Plan include employees, directors and independent contractors of Telewest and its divisions and subsidiaries and parent corporations and other affiliates. The term of an Incentive Stock Option under the Plan may not exceed 10 years from the date of the grant and the term of a Non-Qualified Stock Option under the Plan may not exceed 11 years from the date of the grant.

        Under the fair value recognition provisions of SFAS 123, compensation expense is measured at the grant date using a Black-Scholes model. Awards with graded vesting are treated as separate awards and accordingly the fair value is separately measured based on the different expected lives for the options that vest each year. The cost is recognized using the graded-vesting attribution method.

        The Reorganized Company has recognized £6 million of stock-based compensation expense during the year ended December 31, 2004, as a result of awards granted over 9,803,054 shares of the Company's common stock following completion of the Predecessor Company's financial restructuring. Details of the recognized fair value and related assumptions for each plan type are disclosed below. The Group does not expect to pay a dividend on its common stock at any time during the expected life of any outstanding option. In determining assumptions in respect of the Group's application of SFAS 123, the Group expects the performance criteria within its option plans to be met. The performance conditions within the Group's option plans are based on performance against annual budgets for each year of vesting under the graded-vesting arrangements.

        The following table summarizes information about the Company's option and restricted stock plans outstanding at December 31, 2004:

					Restricted stock
	Stock options
Exercise price (US$)(4)
	13.70(1)	13.70(2)	13.70(3)	0.01(1)
Number of options/restricted stock outstanding at beginning of year	—	—	—	—	—
Granted	7,924,350	11,711	900,969	939,778	325,628
Exercised	—	—	—	—	—
Forfeited	(270,721)	—	—	(28,661)	—

Number of options/restricted stock outstanding at end of year	7,653,629	11,711	900,969	911,117	325,628
Exercisable options at end of year	345,000	—	—	25,000	—
Weighted average fair value at grant date (US$)	4.21	4.36	2.93	13.74	13.73
Weighted average fair value at grant date (£)	2.25	2.35	1.57	7.33	7.33
Weighted average share price at grant date (US$)	13.77	13.70	12.42	13.75	N/A
Weighted average remaining contractual life (years)	10.5	10.5	10.5	10.5	N/A
Weighted average expected life (years)	3.2	3.5	2.9	3.6	N/A
Weighted average expected volatility (%)	38	38	35	41	N/A
Weighted average risk-free rate (%)	3.0	3.2	2.8	3.1	N/A
Weighted average expected dividend yield (%)	0.0	0.0	0.0	0.0	N/A

(1)
Stock options with exercise price below market price on date of grant.

(2)
Stock options with exercise price equal to the market price on date of grant.

(3)
Stock options with exercise price above market price on date of grant.

(4)
All options granted by the Company during the year ended December 31, 2004 were at the exercise prices disclosed.

        The fair value of options and restricted stock has been translated to pounds sterling (£) at the US$ to £ exchange rate prevailing on the date of each grant.

Predecessor Company

        At June 30, 2004, the Predecessor Company operated five types of employee stock-based compensation plans: the Executive Share Option Schemes ("ESOS"), the Sharesave Schemes, the Telewest Restricted Share Scheme ("RSS"), the Telewest Long Term Incentive Plan ("LTIP") and an Equity Participation Plan ("EPP").

        Following the sanction of the scheme of arrangement of the Predecessor Company, the holders of options granted under the Predecessor Company's ESOS, Sharesave Schemes and part of the EPP were entitled to exercise their options (and acquire Telewest Shares) within the time periods specified in the rules of each scheme. These time periods ranged from a minimum of one month to a maximum of six months from the date that the scheme of arrangement was sanctioned by the High Court of England and Wales. To the extent that holders of options granted under the Predecessor Company's Sharesave Schemes wished to exercise their options, the number of Telewest Shares available for subscription were restricted to those that could be subscribed for with the proceeds of their saving contracts at the date of exercise. Options that were not exercised within the time periods specified in the relevant rules lapsed.

        Share awards granted under the Predecessor Company's RSS, the remainder of the EPP and LTIP vested and were released in full. The Telewest shares used to satisfy those awards were held either in the Telewest 1994 Employees' Share Ownership Plan (the "Trust") or were issued by Telewest on the vesting of the share awards.

        During the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, no options or awards were granted over any ordinary shares of the Predecessor Company.

        If the Predecessor Company had applied the provisions of SFAS 123, the Predecessor Company's net loss would have been reported as the pro forma amounts indicated below:

	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Predecessor Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million
Net loss as reported	(130)	(183)	(2,789)
Less: pro forma employee compensation cost related to stock options	—	—	23

Pro forma net loss	(130)	(183)	(2,766)

Performance-based share option compensation plans

        The Predecessor Company had two performance-based share option plans: the Telewest 1995 (No. 1) Executive Share Option Scheme and the Telewest 1995 (No. 2) Executive Share Option Scheme. Under both plans, certain officers and employees were granted options to purchase ordinary shares of the Predecessor Company. The exercise price of each option generally equaled the market price of the Predecessor Company's ordinary shares on the date of grant. The options were exercisable between three and ten years after the date of grant with exercise conditional on the Predecessor

Company's shares out-performing by price the FTSE100 Index over any three-year period preceding exercise.

        A summary of the status of the Predecessor Company's performance-based share option plans as of June 30, 2004 and December 31, 2003 and 2002, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004		Year ended December 31, 2003		Year ended December 31, 2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	72,020,360	124.4p	90,057,243	137.3p	97,699,837	136.4p
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(6,286,155)	142.6p	(18,036,883)	189.0p	(7,642,594)	126.0p

Outstanding at end of period	65,734,205	122.6p	72,020,360	124.4p	90,057,243	137.3p

Options exercisable at period end	65,734,205	122.6p	43,737,285	141.2p	36,358,298	141.4p
Weighted average fair value of options granted during the period		—		—		—

        Share options were forfeited due to employees leaving the Predecessor Company before their share options became exercisable or due to performance criteria not being met.

        Following the Predecessor Company's financial restructuring, all of the above options outstanding at June 30, 2004 were forfeited by December 21, 2004

        The following table summarizes information about the Predecessor Company's performance-based share option plans outstanding at June 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2004	Weighted average exercise price
65.7 - 76.8p	11,207,175	6.5yrs	74.5p	11,207,175	74.5p
81.5 - 82.5p	1,677,912	7.1yrs	81.7p	1,677,912	81.7p
84.6 - 99.9p	1,051,040	0.9yrs	90.1p	1,051,040	90.1p
102.0 - 109.1p	31,044,443	6.6yrs	103.7p	31,044,443	103.7p
114.0 - 125.9p	8,533,764	6.3yrs	119.4p	8,533,764	119.4p
130.4 - 140.9p	224,174	2.5yrs	137.4p	224,174	137.4p
160.0 - 170.0p	761,971	5.8yrs	164.8p	761,971	164.8p
202.4 - 235.0p	10,812,145	6.0yrs	229.8p	10,812,145	229.8p
237.3 - 249.4p	187,465	5.8yrs	239.2p	187,465	239.2p
274.3 - 276.5p	29,019	4.9yrs	275.7p	29,019	275.7p
289.0 - 294.8p	205,097	5.3yrs	290.7p	205,097	290.7p

65.7 - 294.8p	65,734,205	6.4yrs	122.6p	65,734,205	122.6p

Fixed share option compensation plans

        The Predecessor Company also operated Sharesave Schemes, fixed share option compensation schemes. Under these plans, the Predecessor Company granted options to employees to purchase ordinary shares at up to a 20% discount to market price. These options could be exercised only with funds saved by employees over time in a qualified savings account. The options were exercisable between 37 and 66 months after commencement of the savings contracts.

        A summary of the status of the Predecessor Company's fixed share option plans as of June 30, 2004 and December 31, 2003 and 2002, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004		Year ended December 31, 2003		Year ended December 31, 2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	5,311,559	75.0p	8,969,286	78.0p	21,519,334	80.5p
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(824,889)	64.4p	(3,657,727)	82.4p	(12,550,048)	82.3p

Outstanding at end of period	4,486,670	76.9p	5,311,559	75.0p	8,969,286	78.0p

Options exercisable at period end	4,486,670	76.9p	5,953	115.9p	36,272	159.1p
Weighted average fair value of options granted during the period		—		—		—

        Share options were forfeited due to employees leaving the Predecessor Company before their share options became exercisable.

        Following the Predecessor Company's financial restructuring, all of the above options outstanding at June 30, 2004 were forfeited by December 21, 2004.

        The following table summarizes information about the Predecessor Company's fixed share options outstanding at June 30, 2004:

	Options outstanding
Range of exercise prices	Number outstanding at June 30, 2004	Weighted average remaining contractual life
58.5 - 88.3p	4,475,657	0.5yrs
115.9 - 191.0p	11,013	0.9yrs

58.5 - 191.0p	4,486,670	0.5yrs

Telewest Restricted Share Scheme ("RSS")

        The Predecessor Company operated the RSS in conjunction with an employment trust, the Telewest 1994 Employees' Share Ownership Plan Trust (the "ESOP"), which was designed to provide incentives to executives of the Predecessor Company. Under the RSS, executives would be granted awards over ordinary shares of the Predecessor Company based on a percentage of salary. The awards were made for no monetary consideration. The awards generally vested three years after the date of the award and were exercisable for up to seven years after the date when they vested.

        The compensation charge related to each award was based on the share price of the ordinary shares on the date the award was made.

        A summary of the status of the RSS as of June 30, 2004 and December 31, 2003 and 2002, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Number of shares	Number of shares	Number of shares
Outstanding at beginning of period	329,052	493,034	530,855
Granted	—	—	—
Exercised	(164,194)	—	—
Forfeited	(30,986)	(163,982)	(37,821)

Outstanding at end of period	133,872	329,052	493,034

Awards exercisable at period end	133,872	80,457	214,114
Weighted average fair value of awards granted during the period	—	—	—

        Share awards were forfeited due to employees leaving the Predecessor Company before their awards became exercisable.

        Of the 133,872 awards outstanding and exercisable at June 30, 2004, 42,119 awards were exercised for shares in the Predecessor Company on July 5, 2004 and 91,753 awards were forfeited on July 21, 2004 following the Predecessor Company's financial restructuring.

        Deferred compensation cost relating to the RSS was zero (2003: £57,000, 2002: £38,000).

Telewest Long Term Incentive Plan ("LTIP")

        The LTIP provided for share awards to executive directors and senior executives. Under the LTIP, an executive would be awarded the provisional right to receive, for no payment, a number of Telewest shares with a value equating to a percentage of base salary. The shares would not vest unless certain performance criteria, based on total shareholder return assessed over a three-year period were met. The percentage of salary was determined by the Predecessor Company's Remuneration Committee and could have been up to 100% of base salary for executive directors.

        A summary of the status of the LTIP as of June 30, 2004, and December 31, 2003 and 2002, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Number of shares	Number of shares	Number of shares
Outstanding at beginning of period	66,121	423,272	1,566,507
Granted	—	—	—
Exercised	(66,121)	(42,448)	(29,502)
Forfeited	—	(314,703)	(1,113,733)

Outstanding at end of period	—	66,121	423,272

Awards exercisable at period end	—	66,121	108,569
Weighted average fair value of awards granted during the period	—	—	—

        Share awards were forfeited due to employees leaving the Predecessor Company before their awards became exercisable or due to performance criteria not being met.

        Deferred compensation cost relating to the LTIP was zero (2003: zero, 2002: zero).

Equity Participation Plan ("EPP")

        The Predecessor Company's Remuneration Committee provided that, under the EPP, an employee with two years service or at manager level or above, could use up to 100% of the annual bonus payable to the employee to acquire the Predecessor Company's shares ("bonus shares"). The employee had to deposit the bonus shares with the Trustee of the existing ESOP. In return, the employee was provisionally allocated for no payment a matching number of the Predecessor Company's shares. Provided the bonus shares were retained for three years and the employee remained employed for three years, the bonus and matching shares would thereafter be released to the employee.

        A summary of the status of the Predecessor Company's EPP at June 30, 2004 and December 31, 2003 and 2002, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	Number of shares	Number of shares	Number of shares
Outstanding at beginning of period	196,709	305,570	572,053
Granted	—	—	—
Exercised	(72,498)	(103,394)	(256,790)
Forfeited	(1,095)	(5,467)	(9,693)

Outstanding at end of period	123,116	196,709	305,570

Options/awards exercisable at period end	123,116	196,709	123,168
Weighted average fair value of options/awards granted during the period	—	—	—

        Share options/awards were forfeited due to employees leaving the Predecessor Company before their options/awards became exercisable.

        Of the 123,116 options/awards outstanding and exercisable at June 30, 2004, 10,206 awards were exercised, 24,384 options were lapsed on July 21, 2004 following the Predecessor Company's financial restructuring and the remaining 88,526 awards will cease as part of the Predecessor Company's proposed forthcoming liquidation.

        Deferred compensation cost relating to the EPP was zero (2003: zero, 2002: £80,000).

18    Commitments and contingencies

Restricted cash

        At December 31, 2004, the Group had cash restricted as to use of £26 million (December 31, 2003: £13 million) representing cash which provides security for leasing obligations and cash held in trust on behalf of the Predecessor Company to settle restructuring and liquidation expenses.

Other commercial commitments

        The following table includes information about other commercial commitments as of December 31, 2004. Other commercial commitments are items that the Group could be obligated to pay in the future. They are not required to be included in the balance sheet.

	Amount of commitment expiration per period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	£ million	£ million	£ million	£ million	£ million
Guarantees(1)	17	6	11	—	—

(1)
Consists of performance guarantees of £6 million due in less than one year and lease guarantees of £11 million due in one to three years.

Legal matters

        A dispute between Telewest Communications Group Limited, Telewest Communications (Publications) Limited and the Commissioners of Customs and Excise over the VAT status of Cable Guide and Zap magazines was heard between October 21 and October 25, 2002 before the VAT and Duties Tribunal, in respect of which judgment was passed down on January 21, 2003, which resulted in the provision of £16 million against revenue in the Predecessor Company's consolidated financial statements. The item arose in respect of VAT payable in the period from January 2000 to July 2002. The magazines have since ceased publication. Therefore, the item represented the full extent of the Predecessor Company's VAT liability in respect of its magazine operations. The VAT tribunal held that the Predecessor Company's arrangements to protect the zero-rated VAT status of Cable Guide and Zap magazines could, in principle, be effective in creating a separate supply by Telewest Communications (Publications) Limited, which was not ancillary to the supply of pay-television services. However, in practice, the steps taken by the Predecessor Company were held to be insufficient to make the arrangements effective. The Predecessor Company appealed this decision in the High Court in November 2003. The appeal was unsuccessful and the Predecessor Company submitted a further appeal against the High Court's decision, which was heard by the Court of Appeal in the week commencing

November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in our favor on all points. The Commissioners of Customs and Excise have applied for leave to make a further appeal to the House of Lords. We continue to progress the recovery of the tax paid and the interest on this sum pending the resolution of such appeal.

        The Group is a party to various other legal proceedings in the ordinary course of business, which it does not believe will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

Capital and operating leases

        The Group leases a number of assets under arrangements accounted for as capital leases, as follows:

	Acquisition costs	Accumulated depreciation	Net book value
	£ million	£ million	£ million
At December 31, 2003—Predecessor Company
Electronic equipment	131	(95)	36
Other equipment	221	(170)	51

At December 31, 2004—Reorganized Company
Electronic equipment	61	(12)	49
Other equipment	26	(11)	15

        Depreciation charged on these assets by the Reorganized Company was £25 million for the year ended December 31, 2004.

        Depreciation charged on these assets by the Predecessor Company was £23 million for the six months ended June 30, 2004 and £41 million for the year ended December 31, 2003.

        Minimum rental expense under such arrangements for the Reorganized Company amounted to £6 million for the year ended December 31, 2004.

        Minimum rental expense under such arrangements for the Predecessor Company amounted to £9 million for the six months ended June 30, 2004 and £18 million and £21 million for the years ended December 31, 2003 and 2002, respectively.

        Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 2004:

	Capital leases	Operating leases
	£ million	£ million
2005	45	13
2006	51	12
2007	16	12
2008	9	10
2009	1	9
2010 and thereafter	—	71

	122	127

Imputed interest	(15)

	107
Less current portion	(38)

Long term portion	69

        It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

        The Group leases capacity on its network to other telecommunications companies. These leases are accounted for as operating leases and revenues received will be recognized over the life of the leases as follows:

£ million
2005	2
2006	1
2007	1
2008	1
2009	1
2010 and thereafter	5

11

        The assets held under these leases are accounted for as follows:

	Acquisition costs	Accumulated depreciation	Net Book value
	£ million	£ million	£ million
At December 31, 2003—Predecessor Company
Cable and ducting	45	(7)	38

At December 31, 2004—Reorganized Company
Cable and ducting	35	(1)	34

        Depreciation charged on these assets by the Reorganized Company was £1 million for the year ended December 31, 2004.

        Depreciation charged on these assets by the Predecessor Company was £1 million for the six months ended June 30, 2004 and £2 million for the year ended December 31, 2003.

19    Related party transactions

Identity of relevant related parties

        Liberty Media, Inc ("Liberty") has been a related party of the Predecessor Company, in that it controlled, directly or indirectly, more than 20% of the voting rights of the Predecessor Company in 2002 and for the majority of 2003.

        IDT Corporation ("IDT") has been a related party of the Predecessor Company, in that following its acquisition of Microsoft's holding in the company on May 23, 2003, it controlled, directly or indirectly, more than 20% of the voting rights of the Predecessor Company. Prior to this date Microsoft was a related party of the Predecessor Company for the same reasons during 2002 and up to May 23, 2003.

        UKTV is a related party of the Group, as the Group owns 50% of the voting rights.

        Sit-Up Limited ("Sit-Up") is a related party of the Group as the Group owns 30.3% of the voting rights.

        W.R. Huff Asset Management Co., L.L.C. ("Huff") have a greater than five percent interest in the common stock of the Company, following completion of the Predecessor Company's financial restructuring, which converted Huff's interest in the Predecessor Company's notes and debentures to common stock of the Company. Mr. W.J. Connors and Mr. M.J. McGuiness are directors of the Company and employees of Huff.

Nature of transactions

        The Predecessor Company had no related party transactions with IDT for the years ended December 31, 2003 and 2002.

        The Predecessor Company purchased software and consultancy services from Microsoft, on normal commercial terms. Purchases in the year ended December 31, 2003 amounted to zero (2002: £1 million). The balance outstanding in respect of these purchases was zero at December 31, 2003 and 2002.

        The Group has billed overheads and costs incurred on their behalf to UKTV and Sit-Up of £6 million and zero during the year ended December 31, 2004 (2003: £7 million and £1 million, 2002: £11 million and £1 million) respectively. The Group has also made a loan to UKTV. Interest charged on this loan was £12 million for the year ended December 31, 2004 (2003: £10 million, 2002: £12 million). Amounts due from UKTV and Sit-Up at December 31, 2004 were £184 million and zero respectively (2003: £197 million and zero, 2002: £208 million and £4 million) respectively.

        In the normal course of its business the Group purchases programming from UKTV on normal commercial terms. Purchases for the year ended December 31, 2004 were £11 million (2003: £12 million, 2002: £13 million). The balance due to UKTV for purchases of programming at December 31, 2004 was zero (2003: zero, 2002: zero).

        The Predecessor Company incurred fees from Huff of £2 million in connection with its financial restructuring for the six months ended June 30, 2004 and £1 million for the year ended December 31,

2003 (2002: zero). All amounts were paid during the respective periods and therefore no amounts remained outstanding as at June 30, 2004 and December 31, 2003.

20    Segment information

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

	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2003	Year Ended December 31, 2002
	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million	£ million
CABLE SEGMENT
Consumer Sales Division revenue	479	470	907	894
Business Sales Division revenue	126	130	278	283

Third party revenue	605	600	1,185	1,177
Operating costs and expenses (before financial restructuring charges)	361	369	766	821

Adjusted EBITDA including inter-segment costs	244	231	419	356
Inter-segment costs(1)	5	5	10	15

Adjusted EBITDA	249	236	429	371

Total assets	3,976	3,275	3,323	3,624

CONTENT SEGMENT
Content segment revenue	64	59	123	121
Operating costs and expenses (before financial restructuring charges)	58	46	108	114

Adjusted EBITDA including inter-segment revenues	6	13	15	7
Inter-segment revenues(1)	(5)	(5)	(10)	(15)

Adjusted EBITDA	1	8	5	(8)

Total assets	368	582	566	471

Reconciliation to operating income
Cable segment Adjusted EBITDA	249	236	429	371
Content segment Adjusted EBITDA	1	8	5	(8)

Adjusted EBITDA	250	244	434	363
Financial restructuring charges	—	(21)	(25)	(22)
Depreciation	(204)	(184)	(389)	(495)
Amortization	(18)	—	—	—
Impairment of fixed assets	—	—	—	(841)
Goodwill impairment	—	—	—	(1,445)

Operating income/(loss)	28	39	20	(2,440)

Total assets	4,344	3,857	3,889	4,095

(1)
Inter-segment revenues are revenues of our Content segment which are costs in our Cable segment and which are eliminated on consolidation.

21    Quarterly financial information (unaudited)

	2004
	Fourth quarter	Third quarter	Second quarter	First quarter
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million	£ million
Revenue	336	328	326	328
Operating income	18	10	20	19
Net loss	(17)	(29)	(126)	(4)
Basic and diluted loss per share of common stock	£(0.07)	£(0.12)
	2003
	Fourth quarter	Third quarter	Second quarter	First quarter
	Predecessor Company	Predecessor Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million	£ million
Revenue	331	325	323	319
Operating income	10	5	3	2
Net income/(loss)	64	(89)	5	(163)

TELEWEST GLOBAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(in £ millions, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	—	—
Total current assets	—	—

Equity investment in Telewest UK Limited	1,905	—

Total assets	1,905	—

Liabilities and shareholders' equity
Current liabilities	1	—
Shareholders' equity
Preferred stock—$0.01 par value; authorized 5,000,000 (2004 & 2003) shares; issued and outstanding none (2004 & 2003)	—	—
Common stock—$0.01 par value; authorized 1,000,000,000 (2004 & 2003) shares; issued and outstanding 245,080,629 (2003:1)	1	—
Additional paid-in capital	1,949	—
Accumulated other comprehensive income	—	—
Accumulated deficit	(46)	—

Total shareholders' equity	1,904	—

Total liabilities and shareholders' equity	1,905	—

See accompanying notes to the condensed financial statements.

TELEWEST GLOBAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF OPERATIONS

(in £ millions)

	Year ended December 31,
	2004	2003
Costs and expenses
General and administrative expenses	(2)	—

Operating loss	(2)	—

Share of Telewest UK Limited net loss	(44)	—

Loss before income taxes	(46)	—

Income taxes	—	—

Net loss	(46)	—

See accompanying notes to the condensed financial statements.

TELEWEST GLOBAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS

(in £ millions)

	Year ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	(46)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1	—
Share of Telewest UK Limited net loss	44

Net cash used in operating activities	(1)	—

Cash flows from financing activities
Proceeds from intercompany funding	1	—

Cash provided by financing activities	1	—

Net increase in cash and cash equivalents	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	—	—

See accompanying notes to the condensed financial statements.

TELEWEST GLOBAL, INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. Basis of Preparation

        The accompanying condensed financial information represents the accounts of Telewest Global, Inc. on a stand-alone basis. Substantially all footnote disclosures are omitted. Reference is made to the audited consolidated financial statements and footnotes of Telewest Global, Inc. and subsidiaries as at December 31, 2004 and for the year ended December 31, 2004, which appear on pages F-2 to F-46.