Form 10-Q
period 2005-03-31
TELEWEST GLOBAL INC
filed 2005-05-12
CIK 1270400

===============================================================================

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act).

[  ] Yes     [ X ] No

The number of shares outstanding of the registrant's common stock as of May 10, 2005 was 245,080,629.

===============================================================================

                           TELEWEST GLOBAL, INC.

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM - 1 FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 for the Reorganized Company

          Consolidated Statements of Operations for the three months ended March 31, 2005 for the Reorganized Company and the three months ended March 31, 2004 for the Predecessor Company

          Consolidated Statements of Cash Flows for the three months ended March 31, 2005 for the Reorganized Company and the three months ended March 31, 2004 for the Predecessor Company

          Notes to Consolidated Financial Statements

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

SIGNATURES

                       PART I - FINANCIAL INFORMATION

ITEM - 1 FINANCIAL STATEMENTS

                           TELEWEST GLOBAL, INC.
                        CONSOLIDATED BALANCE SHEETS
       (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                (UNAUDITED)



                                                             MARCH 31,          DECEMBER 31,
                                                                  2005                 2004
                                                           -----------         ------------
                                                           REORGANIZED         REORGANIZED
                                                               COMPANY             COMPANY
                                                           -----------         ------------
ASSETS

Cash and cash equivalents                                           87                  68
Restricted cash                                                     25                  26
Trade receivables                                                  119                 108
Other receivables                                                   33                  33
Prepaid expenses                                                    34                  17
                                                           -----------         ------------
TOTAL CURRENT ASSETS                                               298                 252
Investments accounted for under the equity method                  349                 304

Property and equipment, net                                      2,925               2,974
Intangible assets, net                                             305                 314
Reorganization value in excess of amounts
 allocable to identifiable assets                                  425                 425
Programming inventory                                               32                  24
Deferred financing costs (net of amortization
 of (pound)1 million; 2004: (pound)0 million)                       51                  51
                                                           -----------         ------------
TOTAL ASSETS                                                     4,385               4,344
                                                           ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   127                  93
Other liabilities                                                  427                 424
Debt repayable within one year                                      21                  21
Capital lease obligations repayable within one year                 43                  38
                                                           -----------         ------------
TOTAL CURRENT LIABILITIES                                          618                 576
Deferred taxes                                                     105                 105
Debt repayable after more than one year                          1,686               1,686
Capital lease obligations repayable after more than
 one year                                                           65                  69
                                                           -----------         ------------
TOTAL LIABILITIES                                                2,474               2,436
                                                           -----------         ------------

                                                           -----------         ------------
MINORITY INTEREST                                                  (1)                 (1)
                                                           -----------         ------------

SHAREHOLDERS' EQUITY
Preferred stock - US$0.01 par value; authorized                      -                   -
  5,000,000 shares, issued none (2005 and 2004)
Common stock - US$0.01 par value; authorized
  1,000,000,000 shares, issued 245,080,629
  (2005 and 2004)                                                    1                   1
Additional paid-in capital                                       1,957               1,954
Accumulated other comprehensive loss                               (1)                   -
Accumulated deficit                                               (45)                (46)
                                                           -----------         ------------
TOTAL SHAREHOLDERS' EQUITY                                       1,912               1,909
                                                           -----------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       4,385               4,344
                                                           ===========         ============


  See accompanying notes to the unaudited consolidated financial statements


                           TELEWEST GLOBAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                (UNAUDITED)

                                                             MARCH 31,          DECEMBER 31,
                                                                  2005                 2004
                                                           -----------         ------------
                                                           REORGANIZED         PREDECESSOR
                                                               COMPANY             COMPANY
                                                           -----------         ------------

REVENUE
  Consumer Sales Division                                       246               235
  Business Sales Division                                        61                67
                                                           -----------         ------------
  Total Cable Segment                                           307               302
  Content Segment                                                31                26
                                                           -----------         ------------
  Total revenue                                                 338               328
                                                           -----------         ------------
OPERATING COSTS AND EXPENSES

  Cable segment expenses                                         69                79
  Content segment expenses                                       20                16
  Depreciation                                                  101                94
  Amortization                                                    9                 -
  Selling, general and administrative expenses                  115               120
                                                           -----------         ------------
                                                                314               309
                                                           -----------         ------------
OPERATING INCOME                                                 24                19
OTHER INCOME/(EXPENSE)
  Interest income                                                 4                 7
  Interest expense (including amortization of
   debt discount)                                              (29)             (109)
  Foreign exchange (losses)/gains, net                          (4)                77
  Share of net income of affiliates                               6                 3
  Other, net                                                      -               (1)
                                                           -----------         ------------
INCOME/(LOSS) BEFORE INCOME TAXES                                 1               (4)
  Income taxes                                                    -                 -
                                                           -----------         ------------
NET INCOME/(LOSS)                                                 1               (4)
                                                           ===========         ============

Basic and diluted loss per share of common stock                  -
Weighted average number of shares of common stock-
  (millions)                                                    245

  See accompanying notes to the unaudited consolidated financial statements

                           TELEWEST GLOBAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (AMOUNTS IN (POUND)MILLIONS)
                                (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                     2005                 2004
                                              -----------         ------------
                                              REORGANIZED         PREDECESSOR
                                                  COMPANY             COMPANY
                                              -----------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                      1                   (4)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation                                         101                    94
Amortization                                           9                     -
Amortization of deferred financing costs and
 debt discount                                         1                    20
Fair value adjustment of interest rate swaps        (10)                     -
Unrealized losses/(gains) on foreign                   4                  (77)
 currency translation                                                        -
stock-based compensation expense                       3
Share of net income of affiliates                    (4)                   (3)
Profit on disposal of assets                           -                   (1)
Amounts written off investments                        -                    1
Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:

  Change in receivables                             (12)                   (2)
  Change in prepaid expenses                        (18)                   (5)
  Change in other assets                             (8)                   (2)
  Change in accounts payable                          31                    15
  Change in other liabilities                         18                    46
                                              -----------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            116                    82
                                              -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditure                                 (54)                  (66)
Additional investment in and loans to
 affiliates                                         (41)                     -
Repayment of loans made to affiliates, net             2                     3
Proceeds from sale and leaseback                       4                     -
                                              -----------         ------------
NET CASH USED IN INVESTING ACTIVITIES               (89)                  (63)
                                              -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Release of restricted cash                             1                     -
Repayment of other debt                              (1)                     -
Cash paid for loan issue costs                       (1)                     -
Principal element of capital lease repayments        (7)                  (12)
                                              -----------         ------------
NET CASH USED IN FINANCING ACTIVITIES                (8)                  (12)
                                              -----------         ------------
Net increase in cash and cash equivalents             19                     7
Cash and cash equivalents at beginning of
 period                                               68                   427
                                              -----------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            87                   434
                                              ===========         ============

Supplementary cash flow information:

Cash paid for interest, net                         (12)                  (32)
Cash received for income taxes                         -                     -

See accompanying notes to the unaudited consolidated financial statements

                           TELEWEST GLOBAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        QUARTER ENDED MARCH 31, 2005

1 ORGANIZATION, HISTORY AND DESCRIPTION OF BUSINESS

Telewest Global, Inc. (the "Company") was incorporated in Delaware on November 12, 2003, as a wholly owned subsidiary of Telewest Communications plc ("plc"). On November 26, 2003, the Company acquired the entire issued share capital of Telewest UK Limited ("Telewest UK"), a subsidiary newly formed under the laws of England and Wales.

On July 13, 2004, as part of the financial restructuring of Telewest Communications plc and its subsidiaries (collectively the "Predecessor Company"), the Company entered into a transfer agreement with plc and Telewest UK to acquire substantially all the assets of plc. The financial restructuring of the Predecessor Company was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of plc (collectively the "Reorganized Company").

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

2 BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Group's significant estimates and assumptions include: impairment of goodwill and longlived assets; capitalization of labor and overhead costs; accounting for debt and financial instruments and valuation of assets and liabilities under fresh-start reporting. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The financial restructuring was completed on July 15, 2004, following the acquisition of substantially all of the Predecessor Company's net assets on July 14, 2004. The businesses acquired from the Predecessor Company operate solely in the UK, and therefore, substantially all the Group's revenues and expenses are derived from the UK. Consequently, the accompanying unaudited consolidated financial statements have been prepared in pounds sterling, the reporting currency of the Group.

As a result of the completion of the Predecessor Company's financial restructuring on July 15, 2004, the Company adopted fresh-start reporting in accordance with SOP 90-7, with effect from July 1, 2004.

Under SOP 90-7, the Company has established a new accounting basis. The Company has allocated the reorganization value to the Predecessor Company's then existing assets in conformity with the procedures specified by SFAS 141 "Business Combinations" and recorded the Predecessor Company's then existing liabilities at their respective values. As a result of the application of fresh-start reporting, the Company's balance sheet and results of operations for the three months ended March 31, 2005 and for each reporting period thereafter will not be comparable in many material respects to the balance sheet and results of operations reflected in the Predecessor Company's historical financial statements for periods prior to July 1, 2004.

3 EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income available to shareholders by the weightedaverage number of shares of common stock outstanding during the period. The period for the purposes of the calculation of basic and diluted earnings per share is the three months ended March 31, 2005. Diluted earnings per share is computed by adjusting the weighted-average number of shares of common stock outstanding during the period for all dilutive potential shares of common stock outstanding during the period and adjusting the net income for any changes in income or loss that would result from the conversion of such potential common stock. There is no difference in basic and diluted net income per common stock, as potential common stock equivalents for employee share options are not included in the computation as their effect is antidilutive. A total of 10,146,123 common stock equivalents in respect of share options and restricted stock were excluded from the diluted net income per share of common stock calculation for the three months ended March 31, 2005.

Earnings per share data for the Predecessor Company has not been provided as it would not be meaningful in the context of the current capital structure.

4 ACQUISITION OF ADDITIONAL EQUITY IN SIT-UP LIMITED

On March 23, 2005, Screenshop Limited ("Screenshop"), a wholly-owned subsidiary of the Company, acquired 1,991,841 preferred shares in sit-up Limited, (sit-up), representing 19.59% of issued stock along with warrants to subscribe for a further 565,919 ordinary shares of sit-up, together representing 21.2% of stock on a fully diluted basis. When combined with Screenshop's existing 30.3% (28.5% on a fully diluted basis) investment in sit-up's issued stock, the Company now has a total investment of 49.89% in the issued stock of sit-up (49.7% on a fully diluted basis). Screenshop paid (pound)41 million for the 19.59% (21.2% fully diluted) interest, which resulted in total additional equity method investee goodwill of (pound)37 million.

Screenshop is in the process of acquiring the remaining equity of sit-up. Details of this acquisition are disclosed in note 11 - Subsequent events.

5 PROPERTY AND EQUIPMENT

                                          MARCH 31,      DECEMBER 31,
                                               2005              2004
                                     ---------------   ---------------
                                         REORGANIZED       REORGANIZED
                                            COMPANY           COMPANY
                                     (POUND) MILLION   (POUND) MILLION
                                     ---------------   ---------------

Land and buildings                               76                76
Cable and ducting                             2,339             2,310
Electronic equipment                            653               632
Other equipment                                 158               156
                                     ---------------   ---------------

                                              3,226             3,174
Less: Accumulated depreciation                (301)             (200)
                                     ---------------   ---------------
PROPERTY AND EQUIPMENT, NET                   2,925             2,974
                                     ---------------   ---------------

During the three months ended March 31, 2005, the Company entered into (pound)4 million of capital leases in respect of sale and leaseback arrangements for equipment related to the implementation of Video-on-Demand
(VOD).

6 INTANGIBLE ASSETS

                                                   MARCH 31,      DECEMBER 31,
                                                        2005              2004
                                              ---------------   ---------------
                                                  REORGANIZED       REORGANIZED
                                                      COMPANY           COMPANY
                                              (POUND) MILLION   (POUND) MILLION
                                              ---------------   ---------------

Customer lists                                            298               298
Trade names                                                34                34
                                              ---------------   ---------------
                                                          332               332
Less: Accumulated amortization                           (27)              (18)
                                              ---------------   ---------------
INTANGIBLE ASSETS, NET                                    305               314
                                              ---------------   ---------------


Customer lists are amortized over a period of eight years from fresh-start date, July 1, 2004. Trade names are deemed to have indefinite lives, and therefore, no amortization is expensed. The carrying value of trade names is subject to an annual impairment review or more frequently should events occur that indicate that an impairment is likely. Customer lists are amortized over a period of eight years from fresh-start date, July 1, 2004.

The following table reflects the estimated amortization of existing intangible assets over the periods indicated:

                                                            (POUND) MILLION
                                                            ---------------
Within one year                                                        37
One to two years                                                       38
Two to three years                                                     37
Three to four years                                                    38
Four to five years                                                     37
After five years                                                       84
                                                            ---------------
                                                                      271
                                                            ---------------

7 DEBT

                                                MARCH 31,      DECEMBER 31,
                                                     2005              2004
                                          ---------------   ---------------
                                              REORGANIZED       REORGANIZED
                                                  COMPANY           COMPANY
                                          (POUND) MILLION   (POUND) MILLION
                                          ---------------   ---------------
New bank facility                                      20                20
Other debt                                              1                 1
                                          ---------------   ---------------
Debt repayable within one year                         21                21
New bank facility repayable after
  more than one year                                1,681             1,680
Other debt repayable after more
  than one year                                         5                 6
                                          ---------------   ---------------
Total debt                                          1,707             1,707
                                          ---------------   ---------------

On May 10, 2005, the Company's content subsidiaries entered into a new senior secured bank facility to partly finance the acquisition of sit-up. Details of the new bank facility are disclosed in note 11 - Subsequent events.

8 COMMITMENTS AND CONTINGENCIES

RESTRICTED CASH
At March 31, 2005, the Group had cash restricted as to use of (pound)25 million (December 31, 2004: (pound)26 million), representing cash which provides security for leasing obligations and cash held by plc to settle restructuring and liquidation expenses.

LEGAL MATTERS
The Group is a party to various legal proceedings in the ordinary course of business, which it does not believe, will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

VAT PROCEEDING
A proceeding relating to the VAT status of Cable Guide and Zap magazines was instituted on June 29, 2001 by the Commissioners of Customs and Excise against Telewest Communications Group Limited and Telewest Communications (Publications) Limited. This proceeding was heard between October 21 and October 25, 2002 before the VAT and Duties Tribunal and as a result a judgment was passed down on January 21, 2003, which resulted in the provision of (pound)16 million against revenue in the consolidated financial statements of our predecessor, Telewest Communications. The item arose in respect of VAT payable in the period from January 2000 to July 2002. The magazines have since ceased publication. Therefore, the item represented the full extent of our predecessor's VAT liability in respect of its magazine operations. The VAT tribunal held that our predecessor's arrangements to protect the zero-rated VAT status of Cable Guide and Zap magazines could, in principle, be effective in creating a separate supply by Telewest Communications (Publications) Limited, which was not ancillary to the supply of pay-television services. However, in practice, the steps taken by our predecessor were held to be insufficient to make the arrangements effective. Our predecessor appealed this decision in the High Court in November 2003. The appeal was unsuccessful and our predecessor submitted a further appeal against the High Court's decision, which was heard by the Court of Appeal in the week commencing November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in our favor on all points. The Commissioners of Customs and Excise have applied for leave to make a further appeal to the House of Lords. On April 7, 2005 we received (pound)17,155,785 from the Commissioners of Customs and Excise. This amount is repayable should a future appeal by the Commissioners of Customs and Excise to the House of Lords prove successful. Although repayment of the cash received may be required, the cash is not restricted as to use and therefore will be reported as cash and cash equivalents for the three and six months ended June 30, 2005.

9 STOCK-BASED COMPENSATION

Under the fair value recognition provisions of SFAS 123, stock-based compensation expense is measured at the grant date using the Black-Scholes model. Awards with graded vesting are treated as separate awards and accordingly the fair value is separately measured based on the different expected lives for the awards that vest each year. The cost is recognized using the graded-vesting attribution method. The Reorganized Company has recognized (pound)3 million of stock-based compensation expense during the three months ended March 31, 2005, (three months ended March 31, 2004:
(pound)0) as a result of awards granted over 10,146,123 shares of the Company's common stock following completion of the Predecessor Company's financial restructuring. Details of the recognized fair value and related assumptions for each plan type are disclosed below. The Group does not expect to pay a dividend on its common stock at any time during the expected life of any outstanding option. In determining assumptions in respect of the Group's application of SFAS 123, the Group expects the performance criteria within its option plans to be met. The performance conditions within the Group's option plans are based on performance against annual budgets for each year of vesting under the graded vesting arrangements.

If the Predecessor Company had applied the provisions of SFAS 123, the Predecessor Company's net loss would have been reported as the pro forma amount indicated below:

                                                                  THREE MONTHS
                                                               ENDED MARCH 31,
                                                                          2004
                                                             ------------------
                                                                   PREDECESSOR
                                                                       COMPANY
                                                               (POUND) MILLION
                                                             ------------------
Net loss as reported                                                       (4)
Less: pro forma employee compensation cost related to stock
  options                                                                   -
                                                             ------------------
Pro forma net loss                                                         (4)
                                                             ------------------

The following table summarizes the fair values of the options and restricted stock outstanding at March 31, 2005:

                                                                                                                     RESTRICTED
                                                                     STOCK OPTIONS                                        STOCK
                               ---------------- ------------- --------------- -------------- ---- --------------     ----------
EXERCISE PRICE (US$) (4)              13.70(1)      13.70(2)        13.70(3)       16.00(2)             0.01(1)

Number outstanding at
     beginning of period             7,653,629        11,711         900,969              -             911,117        325,628
Granted                                 28,378             -               -        240,880               7,353         93,485
Exercised                                    -             -               -              -                   -              -
Forfeited                             (27,027)             -               -              -                   -              -
Number outstanding at
     end of period                   7,654,980        11,711         900,969        240,880             918,470        419,113

For options/restricted stock
     granted in the period:

Weighted average fair value
     at grant date (US$)                  5.73             -               -           4.88               15.99          16.00
Weighted average fair value
     at grant date (pound)                3.06             -               -           2.61                8.54           8.55

Weighted average share price
     at date of grant (US$)              16.00             -               -          16.00               16.00            N/A
Weighted average expected
     life (years)                          3.3             -               -            3.4                 3.3            N/A
Weighted average expected
     Volatility (%)                         35             -               -             36                  35            N/A
Weighted average risk-free
     rate (%)                              3.4             -               -            3.4                 3.4            N/A
Weighted average expected
     Dividend yield (%)                    0.0             -               -            0.0                 0.0            N/A

(1)     Stock options with exercise price below market price on date of grant
(2)     Stock options with exercise price equal to the market price on date of grant
(3)     Stock options with exercise price above market price on date of grant.
(4)     All options granted by the Company were at the exercise prices disclosed.

The fair value of options and restricted stock has been translated to pounds sterling ((pound)) at the US$ to (pound) exchange rate prevailing on the date of each grant.

The weighted-average remaining contractual life for options outstanding at March 31, 2005 is 9.3 years.

10 SEGMENT INFORMATION

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

-------------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ------------------------
                                                      2005          2004
                                                 ----------     ---------
                                                 REORGANIZED    PREDECESSOR
                                                   COMPANY       COMPANY
                                             (POUND) MILLION  (POUND) MILLION
                                                 ----------     ---------

CABLE SEGMENT

Consumer Sales Division revenue                        246           235
Business Sales Division revenue                         61            67
                                                 ----------     ---------
THIRD PARTY REVENUE                                    307           302
Operating costs and expenses (before financial
  restructuring charges)                             (179)         (188)
                                                 ----------     ---------
ADJUSTED EBITDA including inter-segment costs          128           114
Inter-segment costs (1)                                  3             3
                                                 ----------     ---------
ADJUSTED EBITDA                                        131           117
                                                 ----------     ---------

CONTENT SEGMENT

Content Segment revenue                                 34            29
Operating costs and expenses (before financial
  restructuring charges)                              (28)          (21)
                                                 ----------     ---------
ADJUSTED EBITDA including inter-segment
revenues                                                 6             8

Inter-segment revenues (1)                             (3)           (3)
                                                 ----------     ---------
ADJUSTED EBITDA                                          3             5
                                                 ----------     ---------

RECONCILIATION TO OPERATING INCOME

Cable Segment Adjusted EBITDA                          131           117
Content Segment Adjusted EBITDA                          3             5
                                                 ----------     ---------
                                                       134           122
Financial restructuring charges                          -           (9)
Depreciation                                         (101)          (94)
Amortization                                           (9)             -
                                                 ----------     ---------
OPERATING INCOME                                        24            19
                                                 ==========     =========

(1) Inter-segment revenues are revenues of our Content Segment which are costs in our Cable Segment and which are eliminated on consolidation.

11    SUBSEQUENT EVENTS

On March 23, 2005, Screenshop, a wholly owned subsidiary of the Company, acquired approximately 21.2% (on a fully diluted basis) of the share capital of sit-up for approximately (pound)41 million, bringing its total holding of sit-up's share capital to approximately 49.7% (on a fully diluted basis). Pursuant to agreements entered into on May 6, 2005 and a subsequent offer to sit-up shareholders, Screenshop has acquired or offered to acquire the remaining shares of sit-up not already owned by it for an aggregate consideration of approximately (pound)97.5 million. As a result, as of May 12, 2005, Screenshop had acquired or had agreed to acquire more than 96% of the share capital of sit-up. In accordance with English law, Screenshop now has the right to compulsorily acquire any shares that are not sold to it pursuant to the offer. The company expects to complete the acquisition of 100% of the sit-up equity in June 2005. In addition, sit-up's existing management will remain with the company following completion of the acquisition.

The acquisition of sit-up is being financed in part by a new (pound)130 million senior secured bank facility entered into on May 10, 2005 by the Company's content subsidiaries. The facility consists of (pound)110 million in term loans, which were fully drawn in connection with the acquisition and a (pound)20 million revolving credit facility, which is undrawn at the date hereof. The term loans are to be repaid in semi-annual installments commencing December 31, 2005, with final maturity on June 30, 2009.

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

There are a number of important factors that could cause our actual results and future development to differ materially from those expressed or implied by those forward-looking statements. These factors include those discussed under the caption "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2004 (No. 000-50886) filed by Telewest Global, Inc. on March 22, 2005 with the United States Securities and Exchange Commission, although those risk factors may not be exhaustive. Other sections of this Form 10-Q may describe additional factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors may emerge from time to time. Management cannot anticipate all of these new risk factors, nor can they definitively assess the impact, if any, of new risk factors on us or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Unless otherwise required by applicable securities laws, we assume no obligation to publicly update or revise any of the forward-looking statements after the date of this Form 10-Q to reflect actual results, whether as a result of new information, future events or otherwise.

ITEM - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, the terms "we," "the Company," "our" and "Telewest" refer to Telewest Global, Inc. and its subsidiaries as a combined entity, except where the context requires otherwise, for instance where we refer to the operations of our predecessor, Telewest Communications plc, and its subsidiaries prior to the completion of its financial restructuring on July 15, 2004. The term "our predecessor" refers to Telewest Communications plc and its subsidiaries as a combined entity, except where the context requires otherwise. "Telewest UK" refers to Telewest UK Limited, a wholly owned subsidiary of Telewest. "TCN" refers to Telewest Communications Networks Limited, an indirectly wholly owned subsidiary of Telewest.

OVERVIEW

On November 26, 2003, the Company acquired the entire issued share capital of Telewest UK, a newly formed subsidiary under the laws of England and Wales.

On July 13, 2004, as part of the financial restructuring of our predecessor, the Company entered into a transfer agreement with our predecessor and Telewest UK to acquire substantially all the assets of our predecessor. The financial restructuring of our predecessor declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of our predecessor. For a further discussion of financial restructuring refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The presentation of the Company's financial results of operations for the three months ended March 31, 2005 differs from that of our predecessor due to the financial restructuring, and it may be difficult to compare the Company's future performance to the historical performance of our predecessor. In particular, as result of the completion of our predecessor's financial restructuring:

     o (pound)3,282 million of notes and debentures and (pound)479 million of unpAId accrued interest reflected on our predecessor's balance sheet were extinguished. In addition, as part of the financial restructuring, the senior secured credit facility entered into by TCN, now a wholly owned subsidiary of the Company, was amended. As part of the amendment process, (pound)160 million outstanding under the prior faciLity was repaid. The final results of operations of our predecessor include a gain on the extinguishment of its outstanding notes and debentures. The Company's future indebtedness and related interest expense has been substantially reduced.

     o The Company adopted fresh-start reporting with effect from July 1, 2004 in accordance with Statement of Position 90-7, "Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, the Company has established a new accounting basis, and recorded its existing assets and liabilities at their respective fair values. As a result of the application of fresh-start reporting, the Company's balance sheets as at March 31, 2005 and December 31, 2004 and results of operations for the three months ended March 31, 2005 are not comparable in many material respects to the balance sheet and results of operations reflected in our predecessor's historical financial statements for periods prior to July 1, 2004.

We have the same segments as our predecessor.

Following completion of the financial restructuring, we adopted a new long-range plan for the restructured business. The new plan builds on and strengthens the prior long-range plan and includes an emphasis on product innovation, with the introduction of video-on-demand ("VOD") in January 2005 and the roll-out of digital video recorder ("DVR") enabled set-top boxes expected in the second half of 2005.

RECENT DEVELOPMENTS

On March 23, 2005, we acquired approximately 21.2% of the fully-diluted share capital of sit-up Limited (sit-up) for approximately (pound)41 million, bringing our total holding of sit-up's share capital to approximately
49.7% (on a fully diluted basis). Pursuant to agreements entered into on May 6, 2005 and a subsequent offer to sit-up shareholders, we have acquired or offered to acquire the remaining shares of sit-up we do not already own for an aggregate consideration of approximately (pound)97.5 million. As a result, as of May 12, 2005, we had acquired or had agreed to acquire more than 96% of the share capital of sit-up. In accordance with English law, we now have the right to compulsorily acquire any shares that are not sold to us pursuant to the offer. We expect to complete the acquisition of 100% of the sit-up equity in June 2005.

sit-up is a UK-based interactive television retailer that operates a number of home shopping television channels, including several auction based shopping channels. sit-up's channels are carried on all of the UK's digital platforms: BskyB, NTL, Freeview and Telewest.

The acquisition of sit-up is being financed in part by a new (pound)130 millIon senior secured bank facility entered into on May 10, 2005 by Telewest's content subsidiaries. The facility consists of (pound)110 million in term loans, which were fully drawn in connection with the acquisition and a (pound)20 million revolving credit facility, which is undrawn at the date hereof.
The term loans are to be repaid in semi-annual installments commencing
December 31, 2005, with final maturity on June 30, 2009.

RESULTS OF OPERATIONS

The following represents a discussion of results of operations for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The results of operations for the three months ended March 31, 2005 represent our results, and the results of operations for the three months ended March 31, 2004 represent those of our predecessor.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Consolidated combined revenue increased by (pound)10 million or 3.0% from (pound)328 million for the three months ended march 31, 2004 to (pound)338 million for the three months ended march 31, 2005. the increase was attributable to a (pound)5 million or 1.7% increase in cable segment revenues and a (pound)5 million or 19.2% increase in content segment revenue.

Cable Segment
-------------

Cable segment revenue increased by (pound)5 million or 1.7% from (pound)302 million for the three months ended March 31, 2004 to (pound)307 million for the three months ended March 31, 2005. Consumer sales division revenue increased by (pound)11 million, primarily from growth in internet revenue together with a marginal increase in cable television revenue, offset by a marginal decrease in consumer telephony revenue. This was offset by a decline in business sales division revenue of (pound)6 million due to decreases in voicE services revenue and carrier and other services.

Cable segment Adjusted EBITDA was (pound)131 million for the three months ended March 31, 2005, as compared to (pound)117 million for the three months ended March 31, 2004, an increase of 12.0%. The increase in Adjusted EBITDA arose through increases in consumer sales division revenue and a decrease in operating costs and expenses, partially offset by a reduction in business sales division revenue.

Consumer Sales Division

Consumer sales division revenue represents a combination of consumer cable television revenue, consumer cable telephony revenue, and consumer internet revenue.

                                                                3 MONTHS ENDED                3 MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                                     2005                           2004
                                                            ----------------------         ---------------------          %
                                                                 REORGANIZED                    PREDECESSOR           INCREASE/
                                                                   COMPANY                        COMPANY             (DECREASE)
                                                            ----------------------         ---------------------    --------------
Revenue (in millions)
     Total Consumer Sales Division                            (pound)         246           (pound)         235               4.7%
                                                            ======================         =====================

Homes passed and marketed (1)                                           4,694,480                     4,678,182               0.3%
Total customer relationships (2)                                        1,822,530                     1,742,144               4.6%
Customer penetration                                                        38.8%                         37.2%               4.3%
Revenue Generating Units ("RGUs") (3)                                   3,784,835                     3,363,240              12.5%
Average monthly revenue per customer (4)                             (pound)45.34                  (pound)45.05               0.6%
Average monthly churn (5)                                                    1.0%                          1.0%                  -
Customers subscribing to two or more services                           1,409,998                     1,291,141               9.2%
Dual or triple penetration                                                  77.4%                         74.1%               4.5%
Customers subscribing to three services ("triple play")
                                                                          552,307                       329,955              67.4%
Triple-play penetration                                                     30.3%                         18.9%              60.3%

Notes:

(1) The number of homes within our service area that can potentially be served by our network with minimal connection costs. Information concerning the number of "passed" (homes for which we have completed network construction) or homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases.

(2) The number of customers who receive at least one of our television, telephony or broadband internet services.

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

(4) Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the consumer sales division's total quarterly revenue of residential customers, including installation revenues, divided by the average number of residential customers in the quarter, divided by three. The same methodology is used for television, telephony and broadband internet ARPU.

(5) Average monthly churn represents the total number of customers who disconnected during the quarter divided by the average number of customers in the quarter, divided by three. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from these churn calculations.

The increase in consumer sales division revenue resulted from increases in both total customer relationships and average revenue per customer from the first quarter of 2004 to the first quarter of 2005, both of which resulted primarily from an increase in the number of our blueyonder broadband internet subscribers of 321,409 or 69.1% from March 31, 2004 to March 31, 2005.

Consumer television revenue increased for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to an increase in customers, price rises of (pound)1 on our mid-tier pack from July 1, 2004 and our digital Starter pack from November 1, 2004 and selected price rises on our premium channels, offset in part by a decline in the percentage of our subscribers taking our top basic package ("Supreme") and the percentage taking a second set-top box. The increase in the number of subscribers resulted principally from the growth in the number of blueyonder broadband internet service subscribers from the first quarter of 2004 to the first quarter of 2005, our success in bundling blueyonder broadband internet services with our television services, and channels added to certain of our television packages in July 2004.

Consumer telephony revenue decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to continued decline in average monthly revenue per telephony subscriber, offset in part by an increase in subscribers quarter on quarter.

Consumer internet revenue increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to an increase in blueyonder broadband internet subscribers, partially offset by a decrease in blueyonder broadband internet ARPU.

Overall, the consumer sales division's average monthly revenue per customer increased (pound)0.29 or 0.6% from (pound)45.05 for the three monthS ended March 31, 2004 to (pound)45.34 for the three months ended March 31, 2005. The increase in average monthly revenue per customer was primarily attributable to an increase in the number of our customers subscribing to two or more of our services, although average monthly revenue per subscriber for each of our three services declined on an individual basis. "Dual" or "triple" penetration grew 3.3 percentage points from 74.1% at March 31, 2004 to 77.4% at March 31, 2005. "Triple play" penetration grew
11.4 percentage points from 18.9% to 30.3% over the same period. These increases were primarily a result of the growth in the number of subscribers to our broadband internet services, who generally also subscribe to one or more of our consumer television or consumer telephony products. As at March 31, 2005, approximately 93.1% of our blueyonder broadband internet subscribers took at least one of our consumer television or consumer telephony products and 70.2% took all three services.

During the three months ended March 31, 2005, total residential customer relationships increased by 22,974 or approximately 1.3%. This increase resulted principally from the introduction of new products, such as our 256Kb broadband internet service, and promotional campaigns, such as our "3 for (pound)30" offer and discounted television services for customers who subscribed to our unmetered telephony products. During May 2005 we increased the speed of our 256Kb service to 512Kb.

This increase is also reflected in the growth of RGUs, which grew by 113,433 in the three months ended March 31, 2005 compared to growth of 76,534 in the three months ended March 31, 2004. 34% of customer acquisitions in the three months ended March 31, 2005 took the full
"triple play". Consequently, RGUs per customer increased from 1.93 at March 31, 2004 to 2.08 at March 31, 2005.

Average monthly churn remained flat at 1.0% for the three months ended March 31, 2005, and continued to reflect tight credit policies, increased multi-service penetration and improved customer care. For the three months ending June 30, 2005, churn could be negatively impacted by a seasonal increase in customers moving home.

We anticipate that further growth in total customer relationships and in RGUs per customer should lead to overall revenue growth for the consumer sales division during 2005. However, this is contingent upon, among other things, continued growth in consumer demand for our service offerings generally, and broadband internet services in particular, as well as our ability to manage customer churn.

      Consumer Television

                                      3 MONTHS       3 MONTHS
                                        ENDED          ENDED
                                       MARCH 31,      MARCH 31,
                                         2005           2004
                                      -----------    -----------       %
                                      REORGANIZED    PREDECESSOR   INCREASE/
                                       COMPANY        COMPANY      (DECREASE)
                                      -----------    -----------   --------
Cable television subscribers -
digital                                1,149,641      1,029,759      11.6%
Cable television subscribers -
analog                                   170,846        256,038    (33.3%)
                                      -----------    -----------
Total cable television subscribers     1,320,487      1,285,797       2.7%
                                      ===========    ===========

Television ready homes passed and
marketed                               4,694,480      4,678,182       0.3%

Digital ready homes passed and
marketed                               4,451,420      4,386,050       1.5%

Percentage of digital subscribers
 to total subscribers                      87.1%          80.1%       8.7%
Television penetration                     28.1%          27.5%       2.2%
Average monthly revenue per CATV
subscriber                          (pound)21.12   (pound)21.18     (0.3%)

Average monthly churn                       1.4%           1.2%      16.7%

Total consumer television customers and television penetration increased during the three months ended March 31, 2005. These increases resulted primarily from promotions which bundled TV with blueyonder broadband internet and/or consumer telephony services and promotions that offered discounts on premium channels for customers who bundled TV with our "Talk" telephony products, together with the effect of new channels added to our "Starter" and "Essential" television packages in July 2004. Bundled promotions included "Free TV," which bundled our "Starter" cable television package with our "Talk Unlimited" and "Talk Evenings and Weekends" unmetered telephony products, and 3 for (pound)30, which bundled all three of our primary services.

Our digital television services have been rolled out in all franchise areas, except for certain of the areas covered by Eurobell Southeast and Cabletime, where we currently offer only our analog service. We are in the course of upgrading parts of these areas and now deliver digital services to approximately 94.7% of our network. As a result of this substantially completed roll-out, our consumer television customers continue to migrate from our analog services to our digital services, where in aggregate, they generate higher monthly revenues. The migration of analog customers to digital slowed during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We estimate that we will be fully digital by the end of 2006, at which point we intend to switch off our analog signal. Switching off the analog signal will free up significant amounts of bandwidth in our network, which will allow extra capacity for VOD, High Definition TV, broadband speed increases and other services. In addition, we expect the switch off of our analog signal to simplify our operations, reduce costs and potentially reduce fault rates and churn.

Average monthly revenue per television subscriber decreased marginally by (pound)0.06 or 0.3% from (pound)21.18 for the three months ended March 31, 2004 to (pound)21.12 for the three months ended March 31, 2005, primarily due to a decline in the percentage of our subscribers taking our top basic package ("Supreme") and the percentage taking a second set-top box, offset in large part by price rises of (pound)1 on our mid-tier pack ("Essential") from July 1, 2004 and on our entry-level pack ("Starter") from November 1, 2004, and price rises on selected premium channels. We will implement selected price increases in television from July 1, 2005 which we expect to have a positive impact on average monthly revenue per customer in the third quarter of 2005, although they may have an adverse impact on average monthly churn.

Average monthly churn increased to 1.4% for the three months ended March 31, 2005 from 1.2% for the corresponding period in 2004 primarily due to the price rises on our basic and premium television packages in 2004.

We launched VOD services in our Bristol area in the first quarter of 2005 and the next stage of the roll-out is scheduled for early July to approximately 26,000 subscribers in our Cheltenham area. We plan to complete the national roll-out of VOD by early 2006. As part of our VOD roll-out plans we have secured a number of agreements with content providers for the provision of programming through our VOD service and negotiations are continuing with other content providers. We continue to work on our plans for the launch of DVR (Digital Video Recorder) services later in the year. We expect these new services to contribute to customer acquisition and customer retention as they are introduced across our customer base.

      Consumer Telephony

                                     3 MONTHS        3 MONTHS
                                       ENDED          ENDED
                                     MARCH 31,       MARCH 31,
                                       2005            2004
                                    ------------    -----------     %
                                    REORGANIZED     PREDECESSOR  INCREASE/
                                      COMPANY        COMPANY     (DECREASE)
                                    ------------    -----------  --------
"3-2-1" and "Talk Weekends"
  subscribers                         1,053,226      1,130,171    (6.8%)
"Talk Unlimited" and "Talk
  Evenings and Weekends"
  subscribers                           624,417        481,976     29.6%
                                    ------------    -----------
Total residential telephony           1,677,643      1,612,147      4.1%
  subscribers                       ============    ===========

Telephony ready homes passed and
  marketed                            4,691,704      4,674,932      0.4%
Telephony penetration                     35.8%          34.5%      3.8%
Average monthly revenue per
  subscriber                       (pound)23.00   (pound)24.20    (5.0%)
Average monthly churn                      1.0%           1.0%         -

The increase in total residential telephony subscribers resulted primarily from promotions which bundled residential telephony services with blueyonder broadband internet and/or television services (including "Free TV," which bundled our "Talk Unlimited" and "Talk Evenings and Weekends" unmetered telephony products with our "Starter" television package, and "3 for (pound)30," which bundled all three of our primary services) and offered discounts on premium channels for customers who bundled TV with our "Talk" products.

"Talk Unlimited" is our 24-hour, 7 day-a-week fixed-fee residential telephony package with unlimited local and national calls (excluding calls to non-geographic, premium rate and mobile telephone numbers) in the UK. This service is successful in attracting new customers to our services, and also generates higher average revenue per customer from existing subscribers who migrate from our standard metered telephony services, "3-2-1."

"Talk Evenings and Weekends," is our telephony package offering unlimited local and national evening and weekend calls (excluding calls at anytime to non-geographic, premium rate and mobile telephone numbers and local and national calls between 6.00am and 6.00pm Monday to Friday) to anywhere in the UK (including line rental) at a flat monthly rate. In addition, we offer "Talk International," an "add-on" service, which offers reduced rates to all international destinations at a fixed monthly rate of (pound)3 (inc. VAT) per month, and is available to all of our telephony subscribers.

We have continued our strategy of migrating customers to flat rate packages to minimize the impact of declining telephony usage. As a result, the number of subscribers to our "Talk Unlimited" and "Talk Evenings and Weekends" flat rate telephony packages increased 44,969 in the three months ended March 31, 2005. As a result, 37% of all telephony subscribers are now on a "Talk" flat rate package.

We recently introduced two further add-on "Talk" products. "Talk Mobile" gives subscribers significant discounts on calls to mobiles for a flat rate of (pound)1.50 per month on top of the usual (pound)10.00 line rental Charge. "Talk Weekends" gives customers free local and national calls at weekends for (pound)0.50 on top of the usual line rental charge. At the start of tHE quarter, we withdrew our 3-2-1 metered telephony package from sale to new customers. From July 1, 2005, we will be migrating all our existing 3-2-1 subscribers to "Talk Weekends" which gives subscribers free local and national calls at weekends. This package is charged at (pound)10.50 per month compared to (pound)10 for the existing 3-2-1 service. This move is to further continue our strategy of minimizing the impact of declining telephony usage.

Telephony penetration increased by 1.3 percentage points to 35.8% at March 31, 2005 from 34.5% at March 31, 2004, principally as a result of the promotions noted above and the success of our blueyonder broadband internet services in attracting new "dual"- and "triple-service" customers.

Average monthly revenue per telephony subscriber decreased by (pound)1.20 or 5.0% from (pound)24.20 for the three months ended March 31, 2004 to (pound)23.00 For the three months ended March 31, 2005, primarily due to the declining overall volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones, the complete substitution of mobile phones for fixed-line phones by some customers and reductions in second line penetration as customers migrate from dial-up internet services to our blueyonder broadband internet services.

Average monthly telephony subscriber churn remained flat at 1.0% for the three months ended March 31, 2005, and continued to reflect tight credit policies, increased "dual"- and "triple-service" penetration and improved customer care in a market that continues to be highly competitive.

      Consumer Internet

                                     3 MONTHS       3 MONTHS
                                       ENDED          ENDED
                                     MARCH 31,      MARCH 31,
                                       2005            2004
                                    ------------    -----------     %
                                    REORGANIZED     PREDECESSOR  INCREASE/
                                      COMPANY        COMPANY     (DECREASE)
                                    ------------    -----------  --------
Consumer internet subscribers
Blueyonder broadband                    786,705        465,296     69.1%
Blueyonder "SurfUnlimited"               85,909        177,250   (51.5%)
Blueyonder pay-as-you-go                 29,376         50,953   (42.3%)
                                    ------------    -----------
Total consumer internet                 901,990        693,499     30.1%
subscribers
                                    ============    ===========

Blueyonder Broadband
Broadband ready homes passed and
marketed                              4,451,420      4,386,050      1.5%
Broadband internet penetration            17.7%          10.6%     67.0%
Average monthly revenue per
broadband internet subscriber      (pound)19.89  (pound)22.29*   (10.8%)
Average monthly churn                      1.0%           1.0%         -
Note:
* Includes a recalculation of the average monthly revenue per broadband internet subscriber for the three months ended March 31, 2004, reflecting the full value of promotional discounts offered. The recalculated average monthly revenue per broadband internet subscriber was (pound)22.29 for the three months ended March 31, 2004, compared to (pound)22.57 as previously reported.

The increase in blueyonder broadband internet subscribers resulted principally from continued growth in UK consumer demand for broadband internet products generally, the introduction of our lower-tier 256Kb service in March 2004 (available to our existing subscribers since December
2003), speed increases for our 512Kb and faster services introduced in May and December 2004 (at no extra cost to our subscribers), and promotions such as "3 for (pound)30," which bundles our 256Kb blueyonder broadband internet service with the television "Starter" package and "Talk Weekends." During May 2005 we increased the speed of our 256Kb service to 512Kb.

Broadband internet penetration increased, principally as a result of general growth in broadband internet take-up in the UK, as well as the introduction of our 256Kb blueyonder internet service, speed increases and bundling promotions noted above.

Blueyonder broadband internet customers have significantly contributed to the growth in our average monthly revenue per customer. As at March 31, 2005, 552,307 broadband internet customers, or approximately 30.3% of our total customers, were "triple play" customers who also took both television and residential telephony services from us (compared with 329,955 and 18.9% at March 31, 2004). Blueyonder broadband internet is also successful in attracting new customers, with approximately 41% of blueyonder broadband internet installations in the three months ended March 31, 2005, being from new customer relationships.

Average monthly revenue per broadband subscriber decreased by (pound)2.40 or 10.8% primarily due to the introduction of the lower-tier 256Kb service and promotional offers. During May 2005 we increased the speed of our 256Kb service to 512Kb and we expect that demand for this enhanced product will remain strong and, as a result, we will continue to experience subscriber growth. However, as a result we may also experience a continued decline in broadband internet ARPU.

Blueyonder broadband internet average monthly churn remained flat at 1.0% for the three months ended March 31, 2005, and continued to reflect tight credit policies, increased "dual"- and "triple-service" penetration and improved customer care in a market that continues to be highly competitive.

In May and December 2004, we increased connection speeds of our top three broadband internet tiers at no additional cost to our subscribers. As a result our 512Kb, 1Mb and 2Mb blueyonder broadband internet services were increased to speeds of 1Mb, 2Mb and 4Mb, respectively. As of March 31, 2005 approximately 60% of our subscriber base took a 1Mb or higher-speed service.

Dial-up internet subscribers to our blueyonder "SurfUnlimited" product together with our blueyonder pay-as-you-go metered internet service decreased by approximately 113,000 or 49.5% from approximately 228,000 at March 31, 2004 to approximately 115,000 at March 31, 2005, as we continued to migrate our dial-up subscribers to our blueyonder broadband internet services.

We believe we are the broadband internet market leader in our addressable areas (those areas of the UK where consumers are able to receive our blueyonder broadband internet services) with an approximate 67% market share as of March 31, 2005.

Business Sales Division

Business sales division revenue is derived from the delivery of business communications solutions through a combination of voice, data and managed solutions services.

                                   3 MONTHS       3 MONTHS
                                     ENDED          ENDED
                                   MARCH 31,      MARCH 31,
                                      2005           2004
                                   -----------    -----------      %
                                   REORGANIZED    PREDECESSOR   INCREASE/
                                    COMPANY        COMPANY      (DECREASE)
                                   -----------    -----------   --------
Revenue (in millions)
     Voice services                (pound) 33     (pound) 37      (10.8%)
     Data services                         17             17            -
     Carrier and other services            11             13      (15.4%)
                                   -----------    -----------
     Total Business Sales Division (pound) 61     (pound) 67       (9.0%)
                                   ===========    ===========

Business sales division revenue decreased by (pound)6 million or 9.0% as A result of a decline in voice services revenue and carrier and other services revenue. Data services revenue remained flat. The decline in revenues included (pound)1 million arising as a result of the derecognitiOn of deferred revenues under fresh-start reporting for which no future contractual performance obligations exist.

Voice services revenue decreased by (pound)4 million or 10.8%, principally as a result of continued declining usage arising from data and mobile voice substitution together with a fall in price per minute. As part of our strategy of introducing new voice products to defend declining telephony usage, we launched our Carrier Pre-Select product during the second quarter of 2004 and our SRS (Special Rate Services) Advanced Solutions product during the third quarter of 2004. We have secured a number of contracts for these new services.

Data services revenue remained flat at (pound)17 million, primarily as a result of growth in our managed data and fiber products to our "complex" business customers, offset by pricing pressures in the declining private circuits market. During the fourth quarter of 2004, we launched our "Evolved Ethernet" product to extend our range of services.

Carrier and other services revenue declined by (pound)2 million or 15.4% as a result of declines in both carrier services revenues and other services (principally travel service) revenues. Our carrier services revenue is derived from the sale of access to our fiber-optic national network to other carriers and operators (for example T-Mobile, a mobile operator). Revenues from the carrier services unit tend to be derived from a relatively small number of high value contracts, which have been subject to renegotiation on renewal. The decline in other services revenue primarily reflects the decline across the travel sector and the ongoing move by tour operators to provide their own managed solutions services.

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

We reorganized the business sales division in 2004 to address the different needs of our standard and complex customer segments and to focus on costs and profitability in a highly competitive business market. These changes resulted in cost savings, which we expect will continue to benefit the division going forward.

Content Segment
---------------

Content Segment Revenue

Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through our content subsidiary Flextech.

Content segment revenue for the three months ended March 31, 2005 was (pound)31 million, an increase of (pound)5 million or 19.2%.

The content segment Adjusted EBITDA was (pound)3 million for the three months ended March 31, 2005, as compared to (pound)5 million for the three months ended March 31, 2004. The decrease in Adjusted EBITDA arose as a result of increases in operating costs and expenses, partially offset by an increase in total segment revenues.

                                     3 MONTHS       3 MONTHS
                                       ENDED          ENDED
                                     MARCH 31,      MARCH 31,
                                       2005            2004
                                    ------------    -----------      %
                                    REORGANIZED     PREDECESSOR  INCREASE/
                                      COMPANY         COMPANY    (DECREASE)
                                    ------------    -----------  ---------
Revenue (in millions)
     Subscription revenue            (pound) 11     (pound) 10     10.0%
     Advertising revenue                     17             13     30.8%
     Other revenue                            3              3         -
                                    ------------    -----------
     Net revenue (1)                 (pound) 31     (pound) 36     19.2%
                                    ============    ===========

Number of paying homes receiving
  our programming - (millions)              9.7            9.2      5.4%
Share of the net income of UKTV
  (in millions)                     (pound)   5     (pound)  4     25.0%
UK television advertising market
share (2)                                  5.1%           4.5%     13.3%

Notes

(1) Net revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of (pound)3 million for the three months ended March 31, 2005 and (pound)3 million for the three months ended March 31, 2004.

(2)    Including 100% of the market share of UKTV.

After the elimination of inter-segment revenues of (pound)3 million for the three months ended March 31, 2005 and (pound)3 million for the three monthS ended March 31, 2004, the net revenue of the content segment increased by 19.2% to (pound)31 million due to increases in subscription revenue and advertising revenue.

After the elimination of inter-segment revenues, subscription revenue increased (pound)1 million or 10.0%. We believe subscriber growth is likely to continue.

The content segment's increase in advertising revenue of (pound)4 million or 30.8% resulted primarily from an increase in the UK television advertising market and the relative viewing strength of its channels, despite increased competition in the multi-channel market.

Other revenue remained flat at (pound)3 million for the respective three-month periods ended March 31, 2005 and 2004 and reflects primarily revenue from UKTV for the provision of advertising sales services.

Our content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

Combined Cable And Content Segments

Operating Costs and Expenses

                                      3 MONTHS        3 MONTHS
                                        ENDED           ENDED
                                      MARCH 31,       MARCH 31,
                                         2005            2004
                                      -----------     -----------      %
                                      REORGANIZED     PREDECESSOR  INCREASE/
                                        COMPANY         COMPANY    (DECREASE)
                                      -----------     -----------  ---------
                                         (IN             (IN
                                       MILLIONS)       MILLIONS)
Cable segment expenses                (pound) 69      (pound) 79    (12.7%)
Content segment expenses                      20              16      25.0%
Depreciation                                 101              94       7.4%
Amortization                                   9               -          -
                                      -----------     -----------
Cost of revenue                              199             189       5.3%
SG&A                                         115             120     (4.2%)
                                      -----------     -----------
Total Operating Costs and Expenses
                                     (pound) 314     (pound) 309       1.6%
                                     ===========     ===========


Our total operating costs and expenses increased due to increased content segment expenses, depreciation and amortization. This was partially offset by decreased SG&A, due primarily to financial restructuring charges in 2004, which did not occur in 2005 and decreased cable segment expenses.

In total, the cable segment's expenses decreased by 12.7% for the three months ended March 31, 2005, compared with the corresponding period in 2004 and consist of cable programming expenses for our consumer television services and cable telephony expenses for our consumer and business telephony products.

Cable television programming expenses decreased principally as the result of savings resulting from favorable renegotiations of certain programming content contracts, partially offset by increased premium channel wholesale costs.

A decrease in cable telephony expenses resulted principally from reductions in the interconnection fees for calls to mobiles.

The content segment's expenses consist principally of amortization costs of programming shown on its television channels and the costs of advertising sales those channels receive. The content segment's expenses were 58.8% of the content segment's revenues, including inter-segment sales to the cable segment for the three months ended March 31, 2005 compared with 55.2% on the same basis for the three months ended March 31, 2004. The increase in the content segment's expenses is primarily due to increased programming amortization, particularly on our most popular channel, LIVINGtv. We are continuing to grow our investment in programming during 2005.

The increase in depreciation expense was primarily attributable to the recognition of increased values of property and equipment following the adoption of fresh-start accounting with effect from July 1, 2004, offset by the decreasing levels of capital expenditure.

Amortization expense was attributable to the recognition of new intangible assets following the adoption of fresh-start reporting with effect from July 1, 2004. Under fresh-start reporting, we have valued and are now amortizing our customer lists.

The decrease in SG&A, which includes, among other items, salary and marketing costs, primarily reflects the decrease in financial restructuring charges from (pound)9 million to (pound)0, partially offset by stock-based compensation expense.

Stock-based compensation expense ("SBCE") of (pound)3 million was incurred in the three months ended March 31, 2005 and is included in SG&A. SBCE arises as a result of options and restricted stock issued by us. SBCE is accounted for in accordance with SFAS 123, Accounting for Stock-Based Compensation. SBCE is a non-cash item. No such expense was incurred in the three months ended March 31, 2004.

Other Income/(Expense)

                                      3 MONTHS        3 MONTHS
                                        ENDED           ENDED
                                      MARCH 31,       MARCH 31,
                                        2005            2004
                                     -----------     -----------       %
                                     REORGANIZED     PREDECESSOR   INCREASE/
                                       COMPANY         COMPANY     (DECREASE)
                                     -----------     -----------   ----------
                                        (IN             (IN
                                      MILLIONS)       MILLIONS)
Interest income                      (pound)  4     (pound)   7      (42.9%)
Interest expense (including
 amortization of debt discount)            (29)           (109)      (73.4%)
Foreign exchange (losses)/gains,
net                                         (4)              77            -
Share of net income of affiliates             6               3       100.0%
Other, net                                    -             (1)
                                     -----------     -----------
Total other income/(expense), net   (pound)(23)     (pound)(23)
                                     ===========     ===========

The net increase in other expense resulted principally from decreases in interest expense and foreign exchange gains on US dollar-denominated debt following the cancellation of our predecessor's indebtedness to note and debenture holders in its financial restructuring in July 2004, and to a lesser extent, an increase in our share of net income of affiliates.

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

We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the three months ended March 31, 2005 and 2004, we recognized (pound)3 million of interest income from UKTV.

Share of net income of affiliates increased primarily due to an increase in the net share of income of UKTV in the three months ended March 31, 2005. Our principal affiliated companies for the purpose of our share of net income of affiliated companies as at March 31, 2005 included the companies that comprise UKTV, sit-up Limited and Front Row Television Limited.

LIQUIDITY AND CAPITAL RESOURCES

As a result of our predecessor's financial restructuring, on July 14, 2004, we became the holding company for substantially all of the assets and liabilities that comprised the business of Telewest Communications and its subsidiaries. On July 15, 2004, as part of the financial restructuring, the newly acquired liabilities of our predecessor were reduced by approximately (pound)3.8 billion to approximately (pound)2.0 billion and 245,000,000 shares of our common stock were issued. At March 31, 2005, we had long-term debt of approximately (pound)1.8 billion, consisting of (pound)1.7 billion of indebtedness under our bank facilities and (pound)114 million of capital leases and other debt. Subsequent to March 31, 2005, Telewest's content subsidiaries entered into a new (pound)130 million senior secured bank facility. See "Recent Developments" above.

At March 31, 2005, we had cash and cash equivalents of (pound)87 million.

The businesses now held by us have not historically generated sufficient cash flow from operations to meet their capital expenditure and debt service requirements. As a result of our predecessor's financial restructuring and the resulting reduction of indebtedness, we have significantly lower interest expense and principal repayment requirements than our predecessor. However, our businesses will continue to require cash to fund their operations, including the costs of connecting customers to our network, offering and marketing new services, expanding and upgrading our network and debt service repayments. In particular, we will need to service interest payments on our bank facilities from cash flow from operations and will need to repay or refinance the principal amount of our debt when due.

We anticipate that our principal sources of funds will be proceeds from our bank facilities combined with additional vendor and lease financing, where available, possible strategic sales of assets, cash in hand and cash flow from operating activities. Future actual funding requirements could exceed currently anticipated requirements. Differences may result from higher-than-anticipated costs, including higher interest costs on our bank facilities as a result of higher interest rates generally, higher capital expenditure and/or lower than anticipated revenues. Actual costs, capital expenditure and revenues will depend on many factors, including, among other things, consumer demand for voice, video, data and internet services, the impact on the business of new and emerging technologies such as voice-over internet-protocol, the extent to which consumer preference develops for cable television over other methods of providing in-home entertainment, adverse changes in the price or availability of telephony interconnection or cable television programming, consumer acceptance of cable telephony as a viable alternative to fixed-line network and mobile telephony services, and the general economic environment.

In December 2004, certain of our subsidiaries and associated partnerships entered into (pound)1.45 billion senior term facilities, a (pound)100 million revolving loan facility and a (pound)250 million second lien facility. The senior term facilities and the second lien facility were drawn down in full and used with cash held by TCN to finance the repayment in full of amounts due and payable on our then existing credit facility, along with fees, costs and expenses payable in connection with entry into the agreements. The (pound)100 million revolving loan facility remains available to finance general working capital requirements and general corporate purposes of the subsidiaries that comprise the TCN Group.

The senior term facilities and the revolving loan facility each bear interest at a rate of (a) EURIBOR (for any Euro-denominated advance) or LIBOR (for any advance denominated in another currency) plus (b) the applicable cost of complying with any reserve requirements plus an applicable margin. The applicable margin for Tranche A of the senior term facilities and the revolving loan facility is 2.25% per annum, for Tranche B of the senior term facilities the applicable margin is 2.50% per annum, and for Tranche C, the applicable margin is 3.00% per annum. Amounts of Tranche B or C denominated in US dollars or Euros will bear interest at 0.25% and 0.125%, respectively, less than the relevant pounds sterling margin. The applicable margin for the second lien facility is 4.00% per annum. Tranche A and Tranche B of the senior term facilities are subject to margin ratchets based on certain financial ratios.

Under the new bank facilities, net cash interest expense is expected to be significantly lower than in previous years, primarily due to our predecessor's financial restructuring and the related reduction in our outstanding indebtedness.

The maturity profile of our new bank facilities is as follows:

                                                 AT DECEMBER 31,
                                                 ---------------
                                                     REORGANIZED
                                                         COMPANY
                                                 (POUND) MILLION
                                                 ---------------
2005                                                          20
2006                                                          55
2007                                                          90
2008                                                         135
2009                                                         160
2010 and thereafter                                        1,241
                                                 ---------------
                                                           1,701
                                                 ---------------

All of the Tranches of our debt were drawn in Sterling, except for Tranche B and Tranche C, which were drawn as follows:

                            DRAWN               INTEREST RATE
                      -------------------      ----------------
TRANCHE B             (pound)341.7 million     LIBOR + 2.50%
                      US$85 million            US LIBOR + 2.25%
                      (euro)56.7 million       EURIBOR + 2.375%

                            DRAWN               INTEREST RATE
                      -------------------      ----------------
TRANCHE C             (pound)261.3 million     LIBOR + 3.00%
                      US$65 million            US LIBOR + 2.75%
                      (euro)43.3 million       EURIBOR + 2.875%

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
Contractual obligations and other commercial commitments as at March 31, 2005 are summarized in the tables below.

---------------------------------- ------------- ----------------- -------------------- ------------------ --------------------
CONTRACTUAL OBLIGATIONS

---------------------------------- ------------- ----------------- -------------------- ------------------ --------------------
                                                                         PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------------------------
                                                                LESS THAN 1
                                                    TOTAL              YEAR     1 - 3 YEARS     3 - 5 YEARS     AFTER 5 YEARS
                                           (POUND) MILLION  (POUND) MILLION (POUND) MILLION (POUND) MILLION   (POUND) MILLION
                                           --------------- ---------------- --------------- ---------------- ------------------
Debt                                                1,707               21             148              296              1,242
Capital lease obligations                             108               43              58                7                  -
Operating leases                                      124               13              24               18                 69
Unconditional purchase obligations                     47               39               8                -                  -
------------------------------------------ --------------- ---------------- --------------- ---------------- ------------------
Total contractual obligations                       1,986              116             238              321              1,311
------------------------------------------ --------------- ---------------- --------------- ---------------- ------------------

The following table includes information about other commercial commitments as of March 31, 2005. Other commercial commitments are items that the Group could be obligated to pay in the future. They are not required to be included in the balance sheet.

-----------------------------------------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS

-----------------------------------------------------------------------------------------------------------------------
                                                       AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   ------------------------------------------------------------------------------------
                                             TOTAL     LESS THAN 1
                                                              YEAR      1 - 3 YEARS      3 - 5 YEARS      AFTER 5 YEARS
                                   (POUND) MILLION (POUND) MILLION  (POUND) MILLION  (POUND) MILLION    (POUND) MILLION
---------------------------------- --------------- ---------------- --------------- ---------------- ------------------
Guarantees (1)                                 17                6              11                -                  -
---------------------------------- --------------- ---------------- --------------- ---------------- ------------------

(1) Consists of performance guarantees of (pound)6 million due in less than one year and lease guarantees of (pound)11 million due in one to three years.

CAPITAL EXPENDITURE

                                     THREE           THREE
                                     MONTHS          MONTHS
                                     ENDED           ENDED
                                    MARCH 31,       MARCH 31,
                                      2005           2004
                                   -----------    ------------
                                   REORGANIZED    PREDECESSOR
                                     COMPANY        COMPANY
                                   -----------    ------------
                                       IN              IN
                                    MILLIONS        MILLIONS
Capital expenditure                (pound) 54      (pound) 66
                                   -----------    ------------

The decrease in capital expenditure for the three months ended March 31, 2005 as compared to the corresponding period in the prior year resulted primarily from reduced CPE costs, increased efficiency in the installation process and improvements in the supply chain.

Our capital expenditure has primarily funded the construction of local distribution networks and our national network, capital costs of installing customers, and enhancements to our network for new product offerings.

We expect to continue to have significant capital needs in the future. With the majority of our network construction complete and substantially all network upgrades necessary for the delivery of telephony and digital services complete, it is anticipated that capital expenditure will be largely driven by the costs associated with the connection of new subscribers (which will vary depending upon the take-up of our services), new product development and roll-out, including VOD and DVR services, and the replacement of network assets at the end of their useful lives. Capital expenditure for the fiscal year 2005 is expected to be in the range of (pound)230 million to (pound)250 million, due primarily to new product development expenditure, including VOD and DVR services, capacity upgrades to our IP network, and digital upgrades in our Northwest Cabletime networks, as well as billing system upgrades.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     THREE           THREE
                                     MONTHS          MONTHS
                                     ENDED           ENDED
                                    MARCH 31,       MARCH 31,
                                      2005           2004
                                   -----------    ------------
                                   REORGANIZED    PREDECESSOR
                                     COMPANY        COMPANY
                                   -----------    ------------
                                   IN MILLIONS    IN MILLIONS
Net cash provided by operating
 activities                       (pound) 116     (pound)  82
Net cash used in investing
 activities                              (89)            (63)
Net cash used in financing
 activities                               (8)            (12)
                                   -----------    ------------
Net increase in cash and cash
 equivalents                               19               7
Cash and cash equivalents at
 beginning of period                       68             427
                                   -----------    ------------
Cash and cash equivalents at end
 of period                         (pound) 87     (pound) 434
                                   -----------    ------------

For the three months ended March 31, 2005, we had net cash provided by operating activities of (pound)116 million compared with (pound)82 million FOR the three months ended March 31, 2004. The increase in net cash provided by operating activities in 2005 compared with 2004 resulted principally as a result of improvements in operating income and reduced interest payments being partially offset by increased net working capital.

Net cash used in investing activities was (pound)89 million for the three months ended March 31, 2005 compared with (pound)63 million for the three months ended March 31, 2004. The increase in 2005 over 2004 arose principally as a result of additional investment in and loans to affiliates partially offset by reduced payments for capital expenditure and reduced loan repayments received from affiliates. Net cash used in investing activities includes net cash inflow from affiliates of (pound)2 million for three months ended March 31, 2005 compared with (pound)3 million for the three months ended March 31, 2004. Capital expenditure accounted for (pound)54 million of the total net cash used in investing activities in the three months ended March 31, 2005 compared with (pound)66 million in the same period in 2004. Capital expenditure in the three months ended March 31, 2005 was principally a result of IP and network capacity upgrades and new subscriber installations in connection with the roll-out of digital television and broadband internet services. At March 31, 2005, approximately 94.7% of the homes passed and marketed in our addressable areas were capable of receiving our digital television and broadband internet services.

Net cash used in financing activities totaled (pound)8 million for the three months ended March 31, 2005 compared with (pound)12 million for the three months ended March 31, 2004. In the three months ended March 31, 2005 we released (pound)1 million of restricted deposits and paid (pound)1 million for loan issue costs, (pound)1 million for repayment of other debt, and (pound)7 million for the principal element of capital lease repayments, compared with (pound)12 million of principal element of capital lease repayments made in the three months ended March 31, 2004.

As of March 31, 2005, we had cash and cash equivalents of (pound)87 million on a consolidated basis (excluding (pound)11 million that was restricted as to use to providing security for leasing obligations and (pound)14 million that was restricted as to use in the liquidation of Telewest Communications). Cash balances increased by (pound)19 million for the three months ended March 31, 2005 mainly as a result of strong operating performance partially offset by increased working capital, capital expenditure, additional investment in affiliates, and financing payments. As of March 31, 2004, we had cash balances of (pound)434 million (excluding (pound)13 million that was restricted).

OFF-BALANCE SHEET TRANSACTIONS

As of March 31, 2005, we had no off-balance sheet transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are summarized in our consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As stated above, we prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include impairment of goodwill and long-lived assets, capitalization of labor and overhead costs, accounting for debt and financial instruments and valuation of assets and liabilities under fresh-start reporting. Actual results could differ from those estimates.

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

     o     valuation of assets and liabilities under fresh-start reporting.

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

CAPITALIZATION OF LABOR AND OVERHEAD COSTS

The telecommunications and cable industries are highly capital-intensive and a large portion of our resources is spent on capital activities. Judgment is sometimes required to determine whether a project is capital in nature and whether certain costs are directly associated with a capital project. In particular, determining whether overhead is borne as a consequence of specific capital activities requires judgment. The changing nature of the sectors in which we operate and the nature of our development activities will affect the appropriateness of our capitalization policy in the future.

We capitalize that proportion of labor and overhead costs, which is directly related to the development, construction and installation of fixed assets. These costs include payroll and related costs of employees and support costs such as rent and service costs. We regularly review our capitalization policy and the nature of the costs being capitalized to ensure that such costs are directly related to the development, construction and installation of fixed assets.

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

VALUATION OF ASSETS AND LIABILITIES UNDER FRESH-START

The adoption of fresh-start reporting as at July 1, 2004 has required management to estimate our reorganization value, the allocation of fair value to assets and the present value of liabilities to be paid as at fresh-start date. The preparation of such valuations requires management to make estimates and assumptions regarding the expected future after-tax cash flows of the business, discount rates and the expected outcome of pre-acquisition contingencies. The valuations determined for fresh-start reporting represent management's best estimate of the values to be allocated to our assets and liabilities. They have been prepared and allocated in accordance with SOP 90-7 and SFAS 141, respectively.

ITEM - 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we were exposed during the three-month period ended March 31, 2005 were:

     o    interest rate changes on variable-rate, long-term bank debt;
          and

     o foreign exchange rate changes, generating translation and transaction gains and losses on our US dollar and Euro-denominated bank facilities.

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

QUALITATIVE DISCLOSURE OF INTEREST RATE RISK

During the fourth quarter of 2004, TCN entered into the new bank facilities described briefly above, which are denominated in pounds sterling, Euros and US dollars and bear interest at variable rates. We seek to reduce our exposure to adverse interest rate fluctuations on borrowings under the bank facilities principally through interest rate swaps entered into by TCN. Our interest rate swaps provide for payments at a fixed rate of interest (ranging from 6.26% to 6.31%) and the receipt of payments based on a variable rate of interest. The swaps mature on October 15, 2007. The aggregate amount outstanding under the bank facilities at March 31, 2005 was (pound)1,701 million and the aggregate notional principal amount of the interest rate swaps was (pound)999 million.

These interest rate swaps contracts now qualify for hedge accounting under SFAS 133, Accounting for Derivatives and Hedging Activities, from March 1, 2005. Consequently any changes in their fair value have been accounted for through the Statement of Operations for January and February 2005, and through "other comprehensive income" when hedge accounting was effective from March 1, 2005.

Based on our consolidated variable rate debt outstanding at March 31, 2005 after taking into account our derivative instruments, we estimate that a one-percentage point change in interest rates would have an impact of approximately (pound)7 million on our annual interest expense.

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

INTEREST RATE RISK - SENSITIVITY ANALYSIS

The sensitivity analysis below presents the hypothetical change in fair value based on an immediate one-percentage point (100 basis points) increase in interest rates across all maturities:

                            MARCH 31, 2005
                        ------------------------
                          ((POUND) MILLIONS)
                                     HYPOTHETICAL
                                      CHANGE IN
                        FAIR VALUE    FAIR VALUE
Interest rate swaps    (pound) (31)  (pound)  22
------------------------------------------------

FOREIGN CURRENCY EXCHANGE RISK

As a result of entering into the new bank facilities on December 30, 2004, we now have US$150 million and Euro100 million of indebtedness. Consequently, we are now exposed to fluctuations in exchange rates both on the repayment of the principal sum, and also on servicing the debt during the lifetime of the debt. In order to mitigate the foreign exchange risk presented by this indebtedness we entered into cross currency swaps on December 30, 2004. The notional amounts on the cross currency swaps totalled US$150 million and Euro100 million, and the maturities match the maturities on the bank debt. The cross currency swaps are floating to floating, enabling us to pay floating pounds sterling when servicing the debt, and to buy US dollars and Euros for repaying the debt at a fixed rate and servicing the debt for the lifetime of the swaps. We use derivative financial instruments solely to hedge specific risks and do not hold them for trading or speculative purposes.

ITEM - 4 CONTROLS AND PROCEDURES

Our Acting Chief Executive Officer and Chief Financial Officer have, with the participation of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the US Securities and Exchange Commission ("SEC"). There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company is not an accelerated filer, as defined in Rule 12b-2 of the Exchange Act. As a result, it is required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act ("S.404"), as adopted by the SEC for fiscal years ending on or after July 15, 2005. The Company therefore expects to file its first internal control report certification and related attestation report in respect of S. 404 when filing Form 10-K for the year ending December 31, 2005.

The Company has begun work to fulfill the requirements for certification in respect of internal controls and continues to work towards meeting its deadline for compliance, as referred to above.

PART II - OTHER INFORMATION

ITEM - 1  LEGAL PROCEEDINGS

Other than as set forth below, neither we nor any of our subsidiaries is or has been engaged in any legal or arbitration proceedings, nor are any such proceedings pending or threatened by or against them that may have, or have had during the three months ended March 31, 2005, a significant effect on our and our subsidiaries' financial position.

VAT PROCEEDING

A proceeding relating to the VAT status of Cable Guide and Zap magazines was instituted on June 29, 2001 by the Commissioners of Customs and Excise against Telewest Communications Group Limited and Telewest Communications (Publications) Limited. This proceeding was heard between October 21 and October 25, 2002 before the VAT and Duties Tribunal and as a result a judgment was passed down on January 21, 2003, which resulted in the provision of (pound)16 million against revenue in the consolidated financial statements of our predecessor, Telewest Communications. The item arose in respect of VAT payable in the period from January 2000 to July 2002. The magazines have since ceased publication. Therefore, the item represented the full extent of our predecessor's VAT liability in respect of its magazine operations. The VAT tribunal held that our predecessor's arrangements to protect the zero-rated VAT status of Cable Guide and Zap magazines could, in principle, be effective in creating a separate supply by Telewest Communications (Publications) Limited, which was not ancillary to the supply of pay-television services. However, in practice, the steps taken by our predecessor were held to be insufficient to make the arrangements effective. Our predecessor appealed this decision in the High Court in November 2003. The appeal was unsuccessful and our predecessor submitted a further appeal against the High Court's decision, which was heard by the Court of Appeal in the week commencing November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in our favor on all points. The Commissioners of Customs and Excise have applied for leave to make a further appeal to the House of Lords. On
April 7, 2005 we received (pound)17,155,785 from the Commissioners of Customs and Excise. This amount is repayable should a future appeal by the Commissioners of Customs and Excise to the House of Lords prove successful. Although repayment of the cash received may be required, the cash is not restricted as to use and therefore will be reported as cash and cash equivalents for the three and six months ended June 30, 2005.

ITEM - 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM - 5  OTHER INFORMATION

None

ITEM - 6  EXHIBITS

3.1 Restated Certificate of Incorporation of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
            Restated By-Laws of Telewest Global, Inc. (Incorporated by
3.2         reference to Telewest Global, Inc.'s Current Report on
            Form 8-K as filed with the Securities and Exchange Commission on December 14, 2004.)
4.1         Form of Certificate of Common Stock of Telewest Global, Inc.
            (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
4.2 Rights Agreement, dated March 25, 2004, between Telewest Global, Inc., and The Bank of New York, a New York trust company (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
4.3 Registration Rights Agreement dated March 25, 2004 among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
31.1        Certification of Acting Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1        Certification of Acting Chief Executive Officer pursuant
            Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Telewest Global, Inc.
                                      -------------------------------------
                                                  (registrant)


Date: May 12, 2005
                                        /s/ Neil Smith
                                      -------------------------------------
                                      Name: Neil Smith
                                      Chief Financial Officer

                               Exhibit Index

Exhibit     Description
Number
3.1         Restated Certificate of Incorporation of Telewest Global,
            Inc. (Incorporated by reference to Telewest Global, Inc.'s
            Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004
            (Registration No. 333-110815).)
            Restated By-Laws of Telewest Global, Inc. (Incorporated by
3.2         reference to Telewest Global, Inc.'s Current Report on
            Form 8-K as filed with the Securities and Exchange
            Commission on December 14, 2004.)
4.1         Form of Certificate of Common Stock of Telewest Global, Inc.
            (Incorporated by reference to Telewest Global, Inc.'s
            Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004
            (Registration No. 333-110815).)
4.2         Rights Agreement, dated March 25, 2004, between Telewest
            Global, Inc., and The Bank of New York, a New York trust company (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004
            (Registration No. 333-110815).)
4.3         Registration Rights Agreement dated March 25, 2004 among
            Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004
            (Registration No. 333-110815).)
31.1        Certification of Acting Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2        Certification of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002. *
32.1        Certification of Acting Chief Executive Officer pursuant
            Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2        Certification of Chief Financial Officer pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith