Form 10-Q
period 2005-08-09
TELEWEST GLOBAL INC
filed 2005-08-11
CIK 1270400

==============================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

         160 GREAT PORTLAND STREET, LONDON, W1W 5QA, UNITED KINGDOM
                  (Address of principal executive offices)

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

The number of shares outstanding of the registrant's common stock as of August 9, 2005 was 245,202,837.

==============================================================================

                            TELEWEST GLOBAL, INC.

                                    INDEX

                        PART I - FINANCIAL INFORMATION

ITEM - 1  FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 for the Reorganized Company

          Consolidated Statements of Operations for the three and six months ended June 30, 2005 for the Reorganized Company and the three and six months ended June 30, 2004 for the Predecessor Company

          Consolidated Statements of Cash Flows for the six months ended June 30, 2005 for the Reorganized Company and the six months ended June 30, 2004 for the Predecessor Company

          Notes to Consolidated Financial Statements

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

ITEM - 1  LEGAL PROCEEDINGS

ITEM - 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM - 5  OTHER INFORMATION

ITEM - 6  EXHIBITS

Signatures

                       PART I - FINANCIAL INFORMATION

ITEM - 1 FINANCIAL STATEMENTS

                           TELEWEST GLOBAL, INC.
                        CONSOLIDATED BALANCE SHEETS
       (AMOUNTS IN (POUND) MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)
                                          ---------    ----------
                                          JUNE 30,     DECEMBER
                                              2005      31, 2004
                                          ---------    ----------
                                          REORGANIZED  REORGANIZED
                                           COMPANY       COMPANY
                                          ---------    ----------
ASSETS

Cash and cash                                  213            68
equivalents
Restricted cash                                 16            26
Trade receivables                              118           108
Other receivables                               32            33
Prepaid expenses                                38            17
Inventory for re-sale, net                      15             -
Other assets                                     4             -
                                          ---------    ----------
TOTAL CURRENT                                  436           252
ASSETS
Investments accounted for under
 the equity method                             286           304
Property and equipment, net                  2,888         2,974
Intangible assets, net                         296           314
Reorganization value in excess of
 amounts allocable to identifiable assets      425           425
Goodwill                                       142             -
Programming inventory                           30            24
Deferred financing costs (net of
 amortization of (pound)3 million; 2004:
 (pound)0 million)                              52            51
                                          ---------    ----------
TOTAL ASSETS                                 4,555         4,344
                                          =========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                               153            93
Other liabilities                              446           424
Debt repayable
within one year                                 55            21
Capital lease obligations repayable
within one year                                 45            38
                                          ---------    ----------
TOTAL CURRENT LIABILITIES                      699           576
Other liabilities                                6             -
Deferred taxes                                 105           105
Debt repayable after more than one year      1,760         1,686
Capital lease obligations repayable
after more than one year                        65            69
                                          ---------    ----------
TOTAL LIABILITIES                            2,635         2,436
                                          ---------    ----------
                                          ---------    ----------
MINORITY INTEREST                               (1)           (1)
                                          ---------    ----------

SHAREHOLDERS' EQUITY
Preferred stock - US$0.01 par value;
 authorized  5,000,000 shares, issued
 none (2005 and 2004)                            -             -
Common stock - US$0.01 par value;
 authorized 1,000,000,000 shares, issued
 245,171,054 (2005) and 245,080,629 (2004)       1             1
Additional paid-in capital                   1,960         1,954
Accumulated other comprehensive loss           (14)            -
Accumulated deficit                            (26)          (46)
                                          ---------    ----------
TOTAL SHAREHOLDERS' EQUITY                   1,921         1,909
                                          ---------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS'          4,555         4,344
EQUITY                                    =========    ==========

 See accompanying notes to the unaudited consolidated financial statements

                           TELEWEST GLOBAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       (AMOUNTS IN (POUND) MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                              THREE MONTHS            SIX MONTHS ENDED
                              ENDED JUNE 30,              JUNE 30,
                         ------------------------  ------------------------
                             2005         2004         2005        2004
                         -----------  -----------  -----------  -----------
                         REORGANIZED  PREDECESSOR  REORGANIZED  PREDECESSOR
                         COMPANY      COMPANY      COMPANY      COMPANY
                         -----------  -----------  -----------  -----------
REVENUE
  Consumer Sales
   Division                 262          235          508          470
  Business Sales
   Division                  63           63          124          130
                         -------      -------      -------      -------
  Total Cable Segment       325          298          632          600
  Content Segment            32           28           63           54
  sit-up Segment             24            -           24            -
                         -------      -------      -------      -------
  Total revenue             381          326          719          654
                         -------      -------      -------      -------
OPERATING COSTS AND
EXPENSES
  Cable segment
   expenses                  70           74          139          153
  Content segment
   expenses                  17           18           37           34
  sit-up segment
   expenses                  17            -           17            -
  Depreciation              101           90          202          184
  Amortization                9            -           18            -
  Selling, general
  and administrative
   expenses                 119          124          234          244
                         -------      -------      -------      -------
                            333          306          647          615
                         -------      -------      -------      -------
OPERATING INCOME             48           20           72           39
OTHER INCOME/(EXPENSE)
  Interest income             7            8           11           15
  Interest expense
  (including
  amortization of
  debt discount)            (41)        (121)         (70)        (230)
  Foreign exchange
  (losses)/gains, net        (3)         (37)          (7)          40
  Share of net income
    of affiliates             7            5           13            8
  Other, net                  1            -            1           (1)
                         -------      -------      -------      -------
INCOME/(LOSS) BEFORE
  INCOME TAXES               19         (125)          20         (129)
  Income tax charge           -           (1)           -           (1)
                         -------      -------      -------      -------
NET INCOME/(LOSS)            19         (126)          20         (130)
                         =======      =======      =======      =======

Basic and diluted
  earnings per share
  of common stock   (pound)0.08               (pound)0.08
Weighted average
 number of shares of
 common stock -             245                       245
 (millions)

   See accompanying notes to the unaudited consolidated financial statements

                           TELEWEST GLOBAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (AMOUNTS IN (POUND) MILLIONS)
                                 (UNAUDITED)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                                  2005                  2004
                                                                          -------------          ------------
                                                                           REORGANIZED           PREDECESSOR
                                                                               COMPANY               COMPANY
                                                                          -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                                   20                 (130)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation                                                                       202                   184
Amortization                                                                        18                     -
Amortization of deferred financing costs and debt discount                           3                    30
Deferred tax charge                                                                  -                     1
Fair value adjustment of interest rate swaps                                      (10)                     -
Accretion expense                                                                    1                     -
Unrealized losses/(gains) on foreign currency translation                            7                  (40)
Stock-based compensation expense                                                     6                     -
Share of net income of affiliates                                                  (9)                   (8)
Profit on disposal of assets                                                       (1)                     -
Amounts written off investments                                                      -                     1
Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
   Change in receivables                                                           (9)                     9
   Change in prepaid expenses                                                     (19)                  (25)
   Change in other assets                                                         (11)                   (3)
   Change in accounts payable                                                       35                    27
   Change in other liabilities                                                       6                   124
                                                                          -------------          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          239                   170
                                                                          -------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure                                                              (113)                 (127)
Proceeds from disposal of fixed assets                                               2                     -
Cash paid for acquisition of subsidiaries, net of cash acquired                  (107)                     -
Repayment/(advance) of loans made to affiliates, net                                 9                   (4)
Disposal of affiliate                                                                -                     7
Proceeds from sale and leaseback                                                    12                     -
                                                                          -------------          ------------
NET CASH USED IN INVESTING ACTIVITIES                                            (197)                 (124)
                                                                          -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Release of restricted cash                                                          10                     2
Proceeds from new debt                                                             110                     -
Repayment of debt                                                                  (6)                     -
Cash paid for financing costs                                                      (4)                     -
Principal element of capital lease repayments                                     (19)                  (23)
Proceeds from the issue of redeemable preferred stock                               12                     -
                                                                          -------------          ------------
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES                               103                  (21)
                                                                          -------------          ------------
Net increase in cash and cash equivalents                                          145                    25
Cash and cash equivalents at beginning of period                                    68                   427
                                                                          -------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         213                   452
                                                                          =============          ============

Supplementary cash flow information:
Cash paid for interest, net                                                       (41)                  (61)
Cash received for income taxes                                                       -                     2

See accompanying notes to the unaudited consolidated financial statements


                            TELEWEST GLOBAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         QUARTER ENDED JUNE 30, 2005

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

The business of the Company and its subsidiaries (together "the Group" or "Telewest") comprises (a) providing cable television, telephony and internet services to business and residential customers in the United Kingdom ("UK"),
(b) broadcast media activities, and (c) retail of consumer products, primarily by means of televised shopping programs using an auction-based format. The Group's Cable segment derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges; its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators; its internet revenues from installation fees and monthly subscriptions to its internet service provider.

The Group's Content segment is engaged in broadcast media activities, being the supply of entertainment content, interactive and transactional services to the UK pay-television broadcasting market.

On May 12, 2005, Telewest acquired a controlling interest in sit-up Limited ("sit-up"). Telewest completed the acquisition of 100% of the ordinary shares of sit-up on July 7, 2005. sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. sit-up represents a third independent segment of the Group in addition to the cable and content segments.

2     BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Group's significant estimates and assumptions include: impairment of goodwill and long-lived assets; capitalization of labor and overhead costs; accounting for debt and financial instruments and valuation of assets and liabilities under fresh-start reporting. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

As a result of the completion of the Predecessor Company's financial restructuring on July 15, 2004, the Company adopted fresh-start reporting in accordance with Statement of Position 90-7, Reporting by Entities in Reorganization under the Bankruptcy Code, ("SOP 90-7"), with effect from July 1, 2004.

Under SOP 90-7, the Company established a new accounting basis. The Company allocated the reorganization value to the Predecessor Company's then existing assets in conformity with the procedures specified by Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations ("SFAS 141") and recorded the Predecessor Company's then existing liabilities at their respective values. As a result of the application of fresh-start reporting, the Company's balance sheet and results of operations for the three months ended September 30, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheet and results of operations reflected in the Predecessor Company's historical financial statements for periods prior to July 1, 2004.

3     EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income available to shareholders by the weighted-average number of shares of common stock outstanding during the periods. The periods for the purposes of the calculation of basic and diluted earnings per share are the three and six months ended June 30, 2005. Diluted earnings per share is computed by adjusting the weighted-average number of shares of common stock outstanding during the periods for all dilutive potential shares of common stock outstanding during the periods and adjusting the net income for any changes in income or loss that would result from the conversion of such potential common stock.

Earnings per share data for the Predecessor Company has not been provided as it would not be meaningful in the context of the current capital structure.

4     ACQUISITION OF ADDITIONAL EQUITY IN SIT-UP LIMITED

On May 12, 2005, Telewest acquired a controlling interest in sit-up for an aggregate purchase price of approximately (pound)103 million, including fees, all paid in cash. Telewest completed the acquisition of 100% of the ordinary shares of sit-up on July 7, 2005. sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. Prior to May 12, 2005, Telewest owned approximately 49.9% of sit-up.

The purchase price was funded with the proceeds from the Company's Flextech subsidiaries borrowing under senior secured facilities of (pound)110 million. Subsequent to May 12, 2005 sit-up is a consolidated subsidiary of Telewest and sit-up's results of operations have been consolidated with Telewest's. Prior to the acquisition of a controlling interest, Telewest accounted for its investment in sit-up using the equity method of accounting. Telewest has recorded the acquisition of sit-up as a step acquisition, and accordingly, sit-up's assets and liabilities have been recorded at amounts equal to (1) 50.1% of estimated fair value at the date of acquisition plus (2) 49.9% of historical cost. The (pound)89 million excess of purchase price over the estimated fair value of 50.1% of sit-up's assets and liabilities combined with Telewest's historical equity method goodwill of (pound)53 million has been recorded as goodwill in the accompanying consolidated balance sheet.

Telewest's total investment in sit-up of (pound)166 million is comprised of (pound)63 million of its historical equity method investment and (pound)103 million representing the purchase price of the remaining 50.1% interest. This total investment has been provisionally allocated to sit-up's assets and liabilities as follows:

                                                   (POUND) MILLION
                                                   ---------------
Current assets, including cash and cash                   51
equivalents of (pound)37 million
Property and equipment                                     6
Intangible assets subject to amortization -                -
customer relationships
Intangible assets not subject to amortization:
   Trademarks                                              -
   Goodwill                                              142
Other assets                                               -
Other liabilities                                       (33)
                                                   ----------
                                                         166
                                                   ----------

The foregoing allocation is based on preliminary estimates and may be subject to adjustment upon receipt of additional information, which the Company is currently awaiting.

Subsequent to the acquisition of the controlling interest in sit-up, 1,000,000 redeemable preference shares were issued by sit-up to certain of its key management personnel. These shares are redeemable over the next two years, 500,000 in 2006 and 500,000 in 2007. The redemption value of these preference shares is linked to the earnings of sit-up for the fiscal years ending December 31, 2005 and 2006, with related redemption taking place in 2006 and 2007, respectively.

The following unaudited pro forma information for Telewest and its consolidated subsidiaries for the three and six months ended June 30, 2005 and 2004 was prepared assuming the acquisition of sit-up and the related financing occurred on January 1, 2005 and 2004, for the periods ended June 30, 2005 and 2004, respectively. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the sit-up acquisition had occurred on January 1, 2005 or 2004.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
  (AMOUNTS IN (POUND) MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                                           THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------------   --------------------------------------
                                                             2005                  2004                 2005                  2004
                                                  ----------------        --------------     ----------------        --------------
                                                      REORGANIZED           PREDECESSOR          REORGANIZED           PREDECESSOR
                                                          COMPANY               COMPANY              COMPANY               COMPANY
                                                  ----------------        --------------     ----------------        --------------
REVENUE
  Consumer Sales Division                                     262                   235                  508                   470
  Business Sales Division                                      63                    63                  124                   130
                                                  ----------------        --------------     ----------------        --------------
  Total Cable Segment                                         325                   298                  632                   600
  Content Segment                                              32                    28                   63                    54
  sit-up Segment                                               46                    36                   98                    76
                                                  ----------------        --------------     ----------------        --------------
Total revenue                                                 403                   362                  793                   730
                                                  ----------------        --------------     ----------------        --------------
OPERATING COSTS AND EXPENSES
  Cable segment expenses                                       70                    74                  139                   153
  Content segment expenses                                     17                    18                   37                    34
  sit-up segment expenses                                      34                    27                   72                    57
  Depreciation                                                101                    91                  203                   185
  Amortization                                                  9                     -                   18                     -
  Selling, general and administrative expenses                124                   133                  251                   262
                                                  ----------------        --------------     ----------------        --------------
                                                              355                   343                  720                   691
                                                  ----------------        --------------     ----------------        --------------
OPERATING INCOME                                               48                    19                   73                    39
OTHER INCOME/(EXPENSE)
  Interest income                                               7                     7                   11                    14
  Interest expense (including amortization of
    debt discount)                                           (41)                 (122)                 (72)                 (233)
  Foreign exchange (losses)/gains, net                        (3)                  (37)                  (7)                    40
  Share of net income of affiliates                             7                     4                   12                     7
  Other, net                                                    1                     -                    1                   (1)
                                                  ----------------        --------------     ----------------        --------------
INCOME/(LOSS) BEFORE INCOME TAXES                              19                 (129)                   18                 (134)
  Income tax charge                                             -                   (1)                    -                   (1)
                                                  ----------------        --------------     ----------------        --------------
NET INCOME/(LOSS)                                              19                 (130)                   18                 (135)
                                                  ================        ==============     ================        ==============

Basic and diluted earnings per share of common
  stock                                               (pound)0.08                                (pound)0.07
Weighted average number of shares of common
  stock - (millions)                                          245                                        245


Pro forma adjustments reflect the revenue, segment expenses, depreciation and SG&A for sit-up for the periods January 1, 2005 to May 11, 2005 and January 1, 2004 to June 30, 2004. Interest income and expense have been adjusted to reflect the interest income earned by sit-up during the above periods and the additional interest expense that would have been incurred by Telewest to fund the acquisition at January 1, 2005 and 2004, respectively. Share of net income of affiliates has been adjusted to reverse the equity accounting of sit-up for the periods presented.

5      PROPERTY AND EQUIPMENT

                                        JUNE 30,    DECEMBER 31,
                                            2005           2004
                                        ---------     ---------
                                        REORGANIZED   REORGANIZED
                                         COMPANY       COMPANY
                                        (POUND)       (POUND)
                                         MILLION       MILLION
                                        ---------     ---------

Land and buildings                            77            76
Cable and ducting                          2,366         2,310
Electronic equipment                         684           632
Other equipment                              162           156
                                        ---------     ---------
                                           3,289         3,174
Less: Accumulated depreciation             (401)         (200)
                                        ---------     ---------
PROPERTY AND EQUIPMENT, NET                2,888         2,974
                                        ---------     ---------

During the three and six months ended June 30, 2005, the Company entered into capital leases of (pound)14 million and (pound)22 million, respectively. These leases included (pound)8 million and (pound)12 million, respectively relating to sale and leaseback arrangements. These capital leases are for equipment related to the implementation of Video-on-Demand (VOD), motor vehicles and other equipment.

6     INTANGIBLE ASSETS

                                        JUNE 30,    DECEMBER 31,
                                            2005            2004
                                        ---------      ---------
                                        REORGANIZED    REORGANIZED
                                         COMPANY        COMPANY
                                        (POUND)        (POUND)
                                         MILLION        MILLION
                                        ---------      ---------

Customer lists                               298            298
Trade names                                   34             34
                                        ---------      ---------
                                             332            332
Less: Accumulated amortization              (36)           (18)
                                        ---------      ---------
INTANGIBLE ASSETS, NET                       296            314
                                        ---------      ---------

Customer lists are amortized over a period of eight years from fresh-start date, July 1, 2004. Trade names are deemed to have indefinite lives, and therefore, no amortization expense is recognized. The carrying value of trade names is subject to an annual impairment review or more frequently should events occur that indicate that an impairment is likely.

The following table reflects the estimated amortization of existing intangible assets over the periods indicated:

                                                    (pound)
                                                     million
                                                     -------
Within one year                                           37
One to two years                                          38
Two to three years                                        37
Three to four years                                       38
Four to five years                                        37
After five years                                          75
                                                    ---------
                                                         262
                                                    ---------



7     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
      ASSETS

                                        JUNE 30,    DECEMBER 31,
                                            2005            2004
                                        ---------      ---------
                                        REORGANIZED    REORGANIZED
                                         COMPANY        COMPANY
                                        (POUND)        (POUND)
                                         MILLION        MILLION
                                        ---------      ---------
Reorganization value in excess of
 amounts allocable to identifiable
 assets                                      425            425

Goodwill arising on purchase of
sit-up (see note 4)                          142              -
                                        ---------      ---------
                                             567            425
                                        ---------      ---------

The goodwill arising on the acquisition of sit-up is based on a preliminary estimate of fair values. The value of goodwill may be subject to adjustment during the allocation period upon receipt of additional information, which the Company is currently awaiting.

8     DEBT

                                        JUNE 30,    DECEMBER 31,
                                            2005        31, 2004
                                        ---------      ---------
                                        REORGANIZED    REORGANIZED
                                         COMPANY        COMPANY
                                        (POUND)        (POUND)
                                         MILLION        MILLION
                                        ---------      ---------
TCN Group bank facilities                     40             20
Flextech Group bank facilities                14              -
Other debt                                     1              1
                                        ---------      ---------
Debt repayable within one year                55             21
TCN Group bank facilities
 repayable after more than one year        1,659          1,680
Flextech Group bank facilities
 repayable after more than one year           96              -
Other debt repayable after more
than one year                                  5              6
                                        ---------      ---------
Total debt                                 1,815          1,707
                                        ---------      ---------

On May 10, 2005, the Company's Flextech subsidiaries entered into a new senior secured bank facility to finance the acquisition of sit-up, (the "Flextech Group bank facilities").

This facility consists of (pound)110 million in term loans, which were fully drawn in connection with the acquisition and a (pound)20 million revolving credit facility, which was undrawn at June 30, 2005. The term loans are to be repaid in semi-annual installments commencing December 31, 2005, with final maturity on June 30, 2009. Interest rates on the facility start at 1.75 percentage points above LIBOR with leverage ratchets down to 1% above LIBOR. The facility is secured on the assets of certain Flextech subsidiaries and sit-up along with Telewest's 50% share of the issued equity of UKTV.

9      COMMITMENTS AND CONTINGENCIES

RESTRICTED CASH
At June 30, 2005, the Group had cash restricted as to use of (pound)16 million (December 31, 2004: (pound)26 million), representing cash which provides security for leasing and other obligations and cash held on trust to settle plc restructuring and liquidation expenses.

LEGAL MATTERS
The Group is a party to various legal proceedings in the ordinary course of business, which it does not believe, will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

VAT PROCEEDING
A proceeding relating to the VAT status of Cable Guide and Zap magazines was instituted on June 29, 2001 by the Commissioners of Customs and Excise against Telewest Communications Group Limited and Telewest Communications (Publications) Limited. This proceeding was heard between October 21 and October 25, 2002 before the VAT and Duties Tribunal and as a result a judgment was passed down on January 21, 2003, which resulted in the provision of (pound)16 million against revenue in the consolidated financial statements of our predecessor. The item arose in respect of VAT payable in the period from January 2000 to July 2002. The magazines have since ceased publication. Therefore, the item represented the full extent of our predecessor's VAT liability in respect of its magazine operations. The VAT tribunal held that our predecessor's arrangements to protect the zero-rated VAT status of Cable Guide and Zap magazines could, in principle, be effective in creating a separate supply by Telewest Communications (Publications) Limited, which was not ancillary to the supply of pay-television services. However, in practice, the steps taken by our predecessor were held to be insufficient to make the arrangements effective. Our predecessor appealed this decision in the High Court in November 2003. The appeal was unsuccessful and our predecessor submitted a further appeal against the High Court's decision, which was heard by the Court of Appeal in the week commencing November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in Telewest's favor on all points. The Commissioners of Customs and Excise applied for leave to make a further appeal to the House of Lords and such leave to appeal was declined. On April 7, 2005 we received (pound)17.1 million from the Commissioners of Customs and Excise and following the House of Lords' decision to decline leave to appeal, we received an additional settlement of (pound)1.4 million from the Commissioners of Customs and Excise on June 24, 2005. The Company has recognized (pound)15.7 million as revenue and (pound)2.8 million as interest during the three months ended June 30, 2005.

10    STOCK-BASED COMPENSATION
Under the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, ("SFAS 123") stock-based compensation expense is measured at the grant date using the Black-Scholes model. Awards with graded vesting are treated as separate awards and accordingly the fair value is separately measured based on the different expected lives for the awards that vest each year. The cost is recognized using the graded-vesting attribution method. The Reorganized Company has recognized (pound)3 million and (pound)6 million of stock-based compensation expense during the three and six months ended June 30, 2005, respectively (three and six months ended June 30, 2004:
(pound)0), as a result of awards granted over 10,089,683 shares of the Company's common stock. Details of the recognized fair value and related assumptions for each plan type are disclosed below. The Group does not expect to pay a dividend on its common stock at any time during the expected life of any outstanding option. In determining assumptions in respect of the Group's application of SFAS 123, the Group expects the performance criteria within its option plans to be met. The performance conditions within the Group's option plans are based on performance against annual budgets for each year of vesting under the graded vesting arrangements.

If the Predecessor Company had applied the provisions of SFAS 123, the Predecessor Company's net loss would have been reported as the pro forma amounts indicated below:

                                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                   JUNE 30,           JUNE 30,
                                                                                       2004               2004
                                                                      ---------------------- ------------------
                                                                                PREDECESSOR        PREDECESSOR
                                                                                    COMPANY            COMPANY
                                                                            (POUND) MILLION    (POUND) MILLION
                                                                      ---------------------- ------------------
Net loss as reported                                                                  (126)              (130)
Less: pro forma employee compensation cost related to stock options                       -                  -
                                                                      ---------------------- ------------------
Pro forma net loss                                                                    (126)              (130)
                                                                      ---------------------- ------------------


The following table summarizes the fair values of the options and restricted stock for the six month-period ended June 30, 2005:

                                                                                                        RESTRICTED
                                                            STOCK OPTIONS                                  STOCK
                                      ---------------------------------------------------------------  -------------
EXERCISE PRICE (US$) (4)               13.70(1)      13.70(2)      13.70(3)     16.00(2)      0.01(1)
Number outstanding at
     Beginning of period              7,653,629        11,711       900,969            -      911,117        325,628
Granted                                  28,378             -             -      240,880        7,353         93,485
Exercised                                     -             -             -            -            -              -
Forfeited                              (56,447)             -      (17,020)     (10,000)            -              -
                                      ---------------------------------------------------------------  -------------
Number outstanding at
     End of period                    7,625,560        11,711       883,949      230,880      918,470        419,113
                                      ---------------------------------------------------------------  -------------

For options/restricted stock
     Granted in the period:

Weighted average fair value
     At grant date (US$)                   5.73             -             -         4.88        15.99          16.00
Weighted average fair value
     At grant date ((pound))               3.06             -             -         2.61         8.54           8.55
Weighted average share price
     At date of grant (US$)               16.00             -             -        16.00        16.00            N/A
Weighted average expected
     Life (years)                           3.3             -             -          3.4          3.3            N/A
Weighted average expected
     Volatility (%)                          35             -             -           36           35            N/A
Weighted average risk-free
     Rate (%)                               3.4             -             -          3.4          3.4            N/A
Weighted average expected
     Dividend yield (%)                     0.0             -             -          0.0          0.0            N/A

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

The weighted-average remaining contractual life for options outstanding at June 30, 2005 is 9.1 years.

11    SEGMENT INFORMATION

We operate in three segments: cable, content and sit-up. For the cable segment the chief operating decision-maker receives performance and subscriber data for each of our telephony, television and internet product lines; however, support, service and network costs are compiled only at the cable segment level. The content segment supplies TV programming to the UK pay-television broadcasting market and sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. Each of the content and sit-up segments' operating results, which are naturally separate from the cable segment, are regularly reviewed separately by the chief operating decision-maker. Revenues derived by the content segment from the cable segment are eliminated on consolidation.

                                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------------   --------------------------------------
                                                         2005                  2004                 2005                  2004
                                              ----------------        --------------     ----------------        --------------
                                                  REORGANIZED           PREDECESSOR          REORGANIZED           PREDECESSOR
                                                      COMPANY               COMPANY              COMPANY               COMPANY
                                               (POUND)MILLION        (POUND)MILLION       (POUND)MILLION       (POUND) MILLION
                                              ----------------        --------------     ----------------        --------------
CABLE SEGMENT
Consumer Sales Division revenue                        262                   235                   508                  470
Business Sales Division revenue                         63                    63                   124                  130
                                              ----------------        --------------     ----------------        --------------
THIRD PARTY REVENUE                                    325                   298                   632                  600
Operating costs and expenses (before
  financial restructuring charges)                   (174)                 (181)                 (353)                (369)
                                              ----------------        --------------     ----------------        --------------
ADJUSTED EBITDA including inter-segment
  costs                                                151                   117                   279                  231
Inter-segment costs (1)                                  2                     2                     5                    5
                                              ----------------        --------------     ----------------        --------------
ADJUSTED EBITDA                                        153                   119                   284                  236
                                              ----------------        --------------     ----------------        --------------
CONTENT SEGMENT
Content Segment revenue                                 34                    30                    68                   59
Operating costs and expenses (before
  financial restructuring charges)                    (27)                  (25)                  (55)                 (46)
                                              ----------------        --------------     ----------------        --------------
ADJUSTED EBITDA including inter-segment
  revenues                                               7                     5                    13                   13
Inter-segment revenues (1)                             (2)                   (2)                   (5)                  (5)
                                              ----------------        --------------     ----------------        --------------
ADJUSTED EBITDA                                          5                     3                     8                    8
                                              ----------------        --------------     ----------------        --------------
SIT-UP SEGMENT
sit-up Segment revenue                                  24                     -                    24                    -
Operating costs and expenses (before
  financial restructuring charges)                    (24)                     -                  (24)                    -
                                              ----------------        --------------     ----------------        --------------
ADJUSTED EBITDA                                          -                     -                     -                    -
                                              ----------------        --------------     ----------------        --------------

RECONCILIATION TO OPERATING INCOME
Cable Segment Adjusted EBITDA                          153                   119                   284                  236
Content Segment Adjusted EBITDA                          5                     3                     8                    8
sit-up Segment Adjusted EBITDA                           -                     -                     -                    -
                                              ----------------        --------------     ----------------        --------------
                                                       158                   122                   292                  244
                                              ----------------        --------------     ----------------        --------------
Financial restructuring charges                          -                  (12)                     -                 (21)
Depreciation                                         (101)                  (90)                 (202)                (184)
Amortization                                           (9)                     -                  (18)                    -
                                              ----------------        --------------     ----------------        --------------
OPERATING INCOME                                        48                    20                    72                   39
                                              ================      ================      ===============        ==============

(1) Inter-segment revenues are revenues of our Content Segment, which are costs in our Cable Segment and which are eliminated on consolidation.


                          FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q constitute "forward-looking statements" which we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth (including customer net additions and average monthly revenue per customer), product introductions and innovation, meeting customer expectations, planned operational changes (including product improvements and the impact of price increases), expected capital expenditures, future cash sources and requirements, liquidity, customer service improvements, cost savings and the benefits of acquisitions or joint ventures - potential and/or completed - that involve known and unknown risks, uncertainties and other factors that may cause our or our businesses' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue," or the negative of those terms or other comparable terminology.

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

ITEM - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, the terms "we," "the Company," "our" and "Telewest" refer to Telewest Global, Inc. and its subsidiaries as a combined entity, except where the context requires otherwise, for instance where we refer to the operations of our predecessor, Telewest Communications plc, and its subsidiaries prior to the completion of its financial restructuring on July 15, 2004. The term "our predecessor" refers to Telewest Communications plc and its subsidiaries as a combined entity, except where the context requires otherwise. "Telewest UK" refers to Telewest UK Limited, a wholly owned subsidiary of Telewest. "TCN" refers to Telewest Communications Networks Limited and "sit-up" refers to sit-up Limited, both indirectly wholly owned subsidiaries of Telewest.

OVERVIEW

On November 26, 2003, the Company acquired the entire issued share capital of Telewest UK, a newly formed subsidiary under the laws of England and Wales.

On July 13, 2004, as part of the financial restructuring of our predecessor, the Company entered into a transfer agreement with our predecessor and Telewest UK to acquire substantially all the assets of our predecessor. The financial restructuring of our predecessor was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating companies of our predecessor. For a further discussion of financial restructuring refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The presentation of the Company's financial results of operations for the three and six months ended June 30, 2005 differs from that of our predecessor due to the financial restructuring, and it may be difficult to compare the Company's future performance to the historical performance of our predecessor. In particular, as result of the completion of our predecessor's financial restructuring:

     o (pound)3,282 million of notes and debentures and (pound)479 million of unpaid accrued interest reflected on our predecessor's balance sheet were extinguished. In addition, as part of the financial restructuring, the senior secured credit facility entered into by TCN, now a wholly owned subsidiary of the Company, was amended. As part of the amendment process, (pound)160 million outstanding under the prior facility was repaid. The final results of operations of our predecessor include a gain on the extinguishment of its outstanding notes and debentures. The Company's indebtedness and related interest expense has been substantially reduced.

     o The Company adopted fresh-start reporting with effect from July 1, 2004 in accordance with Statement of Position 90-7, "Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, the Company has established a new accounting basis, and recorded its existing assets and liabilities at their respective fair values. As a result of the application of fresh-start reporting, the Company's balance sheets as at June 30, 2005 and December 31, 2004 and results of operations for the three and six months ended June 30, 2005 are not comparable in many material respects to the balance sheet and results of operations reflected in our predecessor's historical financial statements for periods prior to July 1, 2004.

Following completion of the financial restructuring, we adopted a new long-range plan for the restructured business. The new plan builds on and strengthens the prior long-range plan and includes an emphasis on product innovation, with the introduction of video-on-demand ("VOD") in January 2005 and the roll-out of digital video recorder ("DVR") enabled set-top boxes expected towards the end of 2005.

On May 12, 2005, Telewest acquired a controlling interest in sit-up for an aggregate purchase price of approximately (pound)103 million including fees. Telewest completed the acquisition of 100% of the ordinary shares of sit-up on July 7, 2005. sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format.

Results of Operations

The following represents a discussion of results of operations for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004. The results of operations for the three and six months ended June 30, 2005 represent our results, and the results of operations for the three and six months ended June 30, 2004 represent those of our predecessor.

We operate in three segments: cable, content and sit-up. For the cable segment our chief operating decision-maker receives performance and subscriber data for each of our telephony, television and internet product lines; however, support, service and network costs are compiled only at the cable segment level. The content segment supplies TV programming to the UK pay-television broadcasting market and sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. Each of the content and sit-up segments' operating results, which are naturally separate from the cable segment, are regularly reviewed separately by the chief operating decision-maker. Revenues derived by the content segment from the cable segment are eliminated on consolidation.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Consolidated revenue increased by (pound)55 million or 16.9% from (pound)326 million for the three months ended June 30, 2004 to (pound)381 million for the three months ended June 30, 2005. The increase was attributable to a (pound)27 million or 9.1% increase in cable segment revenue, a (pound)4 million or 14.3% increase in content segment revenue and a (pound)24 million contribution to revenue from the newly acquired sit-up segment.

The increase in consolidated revenue and cable segment revenue included a one-time credit of (pound)16 million resulting from the recovery of Value Added Tax (VAT) from HM Customs and Excise, which had been the subject of a court case and subsequent appeals since 2002. A (pound)16 million charge was taken against revenue in 2002 when the case commenced. Excluding this one-time VAT recovery, consolidated revenue would have increased by (pound)39 million or 12.0% from (pound)326 million to (pound)365 million. Excluding the VAT recovery and the consolidated revenue of sit-up, consolidated revenue for the three months ended June 30, 2005 would have increased by (pound)15 million or 4.6% from (pound)326 million to (pound)341 million.

Cable Segment
-------------

                                  THREE MONTHS     THREE MONTHS
                                 ENDED JUNE 30,   ENDED JUNE 30,
                                      2005             2004
                                -----------        --------------        %
                                  REORGANIZED       PREDECESSOR      INCREASE/
                                    COMPANY           COMPANY        (DECREASE)
                                -----------        --------------    ----------
Revenue (in millions)

     Consumer sales division    (pound) 262           (pound) 235      11.5%
     Business sales division             63                    63          -
                                -----------        --------------
     Total cable segment        (pound) 325           (pound) 298       9.1%
                                -----------        --------------
Cable segment Adjusted EBITDA   (pound) 153           (pound) 119      28.6%
                                -----------        --------------

Cable segment revenue increased as a result of the increase in revenue in the consumer sales division. Excluding the VAT recovery described above, cable segment revenue would have increased by (pound)11 million or 3.7% from (pound)298 million for the three months ended June 30, 2004 to (pound)309 million for the three months ended June 30, 2005.

Cable segment Adjusted EBITDA increased principally as a result of increases in consumer sales division revenue (including the VAT recovery) and a decrease in operating costs and expenses, resulting, in part, from a rates (local government tax) rebate of (pound)4 million. Excluding the VAT recovery and the rates rebate, Adjusted EBITDA would have been (pound)133 million for the three months ended June 30, 2005, an increase of (pound)14 million or 11.8%.

Consumer Sales Division

Consumer sales division revenue represents a combination of consumer cable television revenue, consumer cable telephony revenue, and consumer internet revenue.

                                                                   THREE MONTHS              THREE MONTHS
                                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                                       2005                      2004
                                                                -------------------        ------------------          %
                                                                   REORGANIZED                PREDECESSOR          INCREASE/
                                                                     COMPANY                    COMPANY            (DECREASE)
                                                                -------------------        ------------------      ----------
Revenue (in millions)
     Total Consumer Sales Division                                     (pound) 262               (pound) 235             11.5%
                                                                ===================        ==================

Homes passed and marketed (1)                                            4,698,510                 4,682,777              0.3%
Total customer relationships (2)                                         1,837,191                 1,752,553              4.8%
Customer penetration                                                         39.1%                     37.4%              4.5%
Revenue Generating Units ("RGUs") (3)                                    3,873,792                 3,447,254             12.4%
Average monthly revenue per customer (4)                              (pound)47.72              (pound)44.98              6.1%
Average monthly revenue per customer (excluding impact of
  the (pound)16 million VAT recovery) (5)                             (pound)44.86              (pound)44.98            (0.3%)
Average monthly churn (6)                                                     1.2%                      1.1%              9.1%
Customers subscribing to two or more services                            1,434,161                 1,312,842              9.2%
Dual or triple penetration                                                   78.1%                     74.9%              4.3%
Customers subscribing to three services ("triple play")
                                                                           602,430                   381,859             57.8%
Triple-play penetration                                                      32.8%                     21.8%             50.5%

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

(5) Excludes the (pound)16 million VAT recovery from consumer sales division revenue.

(6) Average monthly churn represents the total number of customers who disconnected during the quarter divided by the average number of customers in the quarter, divided by three. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from these churn calculations.


Total consumer sales division revenue for the three months ended June 30, 2005 includes (pound)16 million recovery of VAT, described above.

Excluding the VAT recovery, consumer sales division revenue would have increased by (pound)11 million or 4.7%. The increase was primarily from an increase in internet revenue, driven by subscriber growth, together with an increase in cable television revenue, offset by a small decrease in consumer telephony revenue.

Consumer television revenue increased for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, primarily due to a one-time VAT recovery of (pound)16 million, an increase in customers, price rises of (pound)1 on our lower-tier and mid-tier digital packs and selected price rises on our premium channels. The increase in the number of subscribers resulted principally from the growth in the number of blueyonder broadband internet service subscribers from the second quarter of 2004 to the second quarter of 2005, our success in bundling blueyonder broadband internet services with our television services, and channels added to certain of our television packages in July 2004.

Consumer telephony revenue decreased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to a continued decline in fixed-line telephony usage, offset in part by an increase in subscribers and migration to unmetered packages.

Consumer internet revenue increased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to an increase in blueyonder broadband internet subscribers, partially offset by a decrease in blueyonder broadband internet ARPU.

Overall, the consumer sales division's average monthly revenue per customer increased primarily due to the one-time VAT recovery of (pound)16 million.

The consumer sales division's average monthly revenue per customer (excluding impact of the (pound)16 million VAT recovery) decreased slightly, primarily due to a continuing decline of call revenue for telephony, offset by higher penetration of blueyonder broadband internet within the customer base, and the television price increases outlined above.

The increases in "dual or triple penetration" of 3.2 percentage points and "triple play" penetration of 11.0 percentage points were primarily a result of the growth in the number of subscribers to our broadband internet services, who generally also subscribe to one or more of our consumer television or consumer telephony products. As at June 30, 2005, approximately 93% of our blueyonder broadband internet subscribers took at least one of our consumer television or consumer telephony products and approximately 71% took all three services.

During the three months ended June 30, 2005, total residential customer relationships increased by 14,661. This increase resulted principally from promotional campaigns, such as our "3 for (pound)30" offer, "easy switch" blueyonder broadband internet offer and discounted television services for customers who subscribed to our unmetered telephony products. During May 2005 we increased the speed of our 256Kb service to 512Kb.

This increase in total customer relationships is reflected in the growth of RGUs, which grew by 88,957 in the three months ended June 30, 2005 compared to growth of 84,014 in the three months ended June 30, 2004. Approximately 40% of customer acquisitions in the three months ended June 30, 2005 took the full "triple play". Consequently, RGUs per customer increased from 1.97 at June 30, 2004 to 2.11 at June 30, 2005.

Average monthly churn increased from 1.1% for the three months ended June 30, 2004 to 1.2% for the three months ended June 30, 2005 due primarily to an increase in disconnections of customers for non-payment. This increase has been the result of higher acquisition levels in recent periods together with the impact of a tightened credit policy, under which we have reduced the time period before we disconnect newly acquired customers who do not adhere to our payment terms. It is likely these factors will continue to have an impact in the third quarter.

We anticipate that further growth in total customer relationships and in RGUs per customer should lead to overall revenue growth for the consumer sales division during the remainder of 2005. However, this is contingent upon, among other things, continued growth in consumer demand for our service offerings generally, and broadband internet services in particular, as well as our ability to manage customer churn.

      Consumer Television

                                                                   THREE MONTHS          THREE MONTHS
                                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                                                       2005                  2004
                                                                -------------------    ------------------          %
                                                                   REORGANIZED            PREDECESSOR          INCREASE/
                                                                     COMPANY                COMPANY            (DECREASE)
                                                                -------------------    ------------------   ----------------
Cable television subscribers - digital                                   1,189,521             1,052,855             13.0%
Cable television subscribers - analog                                      142,221               235,417           (39.6%)
                                                                -------------------    ------------------
Total cable television subscribers                                       1,331,742             1,288,272              3.4%
                                                                ===================    ==================

Television ready homes passed and marketed                               4,698,510             4,682,777              0.3%
Digital ready homes passed and marketed                                  4,501,169             4,401,860              2.3%
Percentage of digital subscribers to total subscribers
                                                                             89.3%                 81.7%              9.3%
Television penetration                                                       28.3%                 27.5%              2.9%
Average monthly revenue per CATV subscriber                           (pound)24.72          (pound)20.53             20.4%
Average monthly revenue per CATV subscriber (excluding
  impact of the (pound)16 million VAT recovery)                       (pound)20.78          (pound)20.53              1.2%
Average monthly churn                                                         1.5%                  1.3%             15.4%


Total consumer television customers and television penetration increased during the three months ended June 30, 2005. These increases resulted primarily from promotions, which bundled TV with blueyonder broadband internet and/or consumer telephony services. Bundled promotions included "Free TV," which bundled our "Starter" cable television package with our "Talk Unlimited" and "Talk Evenings and Weekends" unmetered telephony products, and "3 for (pound)30", which bundled all three of our primary services.

We are in the course of upgrading parts of those few areas covered by our network that are not yet digital and now deliver digital services to approximately 96% of our network. As a result of this substantially completed roll-out, our consumer television customers continue to migrate from our analog services to our digital services, where in aggregate, they generate higher monthly revenues. We estimate that we will be fully digital by the end of 2006, at which point we intend to switch off our analog signal. Switching off the analog signal will free up significant amounts of bandwidth in our network, which will allow extra capacity for VOD, High Definition TV, broadband speed increases and other services. In addition, we expect the switch off of our analog signal to simplify our operations, reduce costs and potentially reduce fault rates and churn.

Average monthly revenue per television subscriber increased primarily due to a one-time VAT recovery of (pound)16 million.

Average monthly revenue per television subscriber (excluding impact of the (pound)16 million VAT recovery) increased primarily due to price rises of (pound)1 on our lower-tier and mid-tier digital packs and selected price rises on our premium channels.

We implemented selected price increases in television from July 1, 2005 which we expect to have a positive impact on average monthly revenue per customer, although they may have an adverse impact on average monthly churn.

Average monthly churn increased for the three months ended June 30, 2005 as compared to the corresponding period in 2004 primarily due to an increase in disconnections of customers for non-payment.

Our VOD roll-out is continuing and is now available to 120,000 subscribers in the South West. We plan to complete the national roll-out of VOD by early 2006. As part of our VOD roll-out plans we have secured a number of agreements with content providers for the provision of programming through our VOD service and negotiations are continuing with other content providers. We continue to work on our plans for the launch of DVR (Digital Video Recorder) services towards the end of the year. We expect these new services to contribute to customer acquisition and customer retention as they are introduced across our customer base.

      Consumer Telephony

                                                          THREE MONTHS              THREE MONTHS
                                                         ENDED JUNE 30,            ENDED JUNE 30,
                                                              2005                      2004
                                                       -------------------       -------------------          %
                                                          REORGANIZED               PREDECESSOR           INCREASE/
                                                            COMPANY                   COMPANY             (DECREASE)
                                                       -------------------       -------------------     ------------
"3-2-1" and "Talk Weekends" subscribers                         1,045,139                 1,105,056         (5.4%)
"Talk Unlimited" and "Talk Evenings and Weekends"
  subscribers                                                     644,073                   516,313          24.7%
                                                       -------------------       -------------------
Total residential telephony subscribers                         1,689,212                 1,621,369           4.2%
                                                       ===================       ===================

Telephony ready homes passed and marketed                       4,694,030                 4,677,861           0.3%
Telephony penetration                                               36.0%                     34.7%           3.7%
Average monthly revenue per subscriber                       (pound)22.42              (pound)23.70         (5.4%)
Average monthly churn                                                1.2%                      1.1%           9.1%


The increase in total residential telephony subscribers resulted primarily from promotions, which bundled residential telephony services with blueyonder broadband internet and/or television services.

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

"Talk Evenings and Weekends," is our telephony package offering unlimited local and national evening and weekend calls (excluding calls at anytime to non-geographic, premium rate and mobile telephone numbers, and local and national calls between 6.00am and 6.00pm Monday to Friday) to anywhere in the UK (including line rental) at a flat monthly rate. In addition, we offer "Talk International," an "add-on" service, which offers reduced rates to all international destinations at a fixed monthly rate of (pound)3 per month, and is available to all of our telephony subscribers. We also offer "Talk Mobile," which gives subscribers significant discounts on calls to mobiles for a flat rate of (pound)1.50 per month on top of the usual line rental charge.

At the start of 2005, we withdrew our "3-2-1" metered telephony package from sale to new customers. From July 1, 2005, we are migrating all our existing "3-2-1" subscribers to "Talk Weekends", which gives subscribers free local and national calls at weekends. This package is charged at (pound)10.50 per month compared to (pound)10 for the existing "3-2-1" service.

We have continued our strategy of migrating customers to flat rate packages to minimize the impact of declining telephony usage. As a result of these efforts, the number of subscribers to our "Talk Unlimited" and "Talk Evenings and Weekends" flat rate telephony packages continues to increase at the expense of our "3-2-1" and "Talk Weekends" services. At June 30, 2005, 38% of all telephony subscribers were on a "Talk" flat rate package, i.e. "Talk Unlimited" and "Talk Evenings and Weekends."

The increase in telephony penetration was principally as a result of the promotions noted above and the success of our blueyonder broadband internet services in attracting new "dual-" and "triple-service" customers.

The decrease in average monthly revenue per telephony subscriber was primarily due to the declining overall volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones, the complete substitution of mobile phones for fixed-line phones by some customers and reductions in second line penetration as customers migrate from dial-up internet services to our blueyonder broadband internet services.

Average monthly telephony subscriber churn increased primarily due to an increase in disconnections of customers for non-payment.

      Consumer Internet

                                   THREE          THREE
                                   MONTHS         MONTHS
                                   ENDED          ENDED
                                   JUNE 30,       JUNE 30,
                                     2005           2004
                                   ----------     ----------      %
                                   REORGANIZED    PREDECESSOR   INCREASE/
                                    COMPANY        COMPANY      (DECREASE)
                                   ----------     ----------    -------
Consumer internet
 subscribers

Blueyonder broadband                 852,838        537,613      58.6%
Blueyonder "SurfUnlimited"            65,516        151,457     (56.7%)
Blueyonder pay-as-you-go              25,048         47,884     (47.7%)
                                   ----------     ----------
Total consumer internet
 subscribers                         943,402        736,954      28.0%
                                   ==========     ==========

Blueyonder Broadband

Broadband ready homes
  passed and marketed              4,501,169      4,401,860       2.3%
Broadband internet
  penetration                          18.9%          12.2%      54.9%
Average monthly revenue per
 broadband internet
 subscriber                     (pound)19.39   (pound)22.45*    (13.6%)

Average monthly churn                   1.3%           1.2%       8.3%

Note:

* Includes a recalculation of the average monthly revenue per broadband internet subscriber for the three months ended June 30, 2004, reflecting the full value of promotional discounts offered. The recalculated average monthly revenue per broadband internet subscriber was (pound)22.45 for the three months ended June 30, 2004, compared to (pound)23.04 as previously reported.

The increase in blueyonder broadband internet subscribers and consequent penetration resulted principally from continued growth in UK consumer demand for broadband internet products generally, speed increases for our 512Kb and faster services introduced in May and December 2004 (at no extra cost to our subscribers), and promotions such as "3 for (pound)30," which bundles our 256Kb blueyonder broadband internet service with the television "Starter" package and "Talk Weekends." During May 2005 we increased the speed of our 256Kb service to 512Kb. As of June 30, 2005 approximately 55% of our internet subscriber base took a 1Mb or higher-speed service.

In September 2005 we will commence the increase of our broadband internet speeds, which we expect to complete by early 2006. This will be at no additional charge to our customers. The 512Kb tier speed will be increased to 2Mb. The 1Mb tier speed will be increased to 4Mb. The currently existing 2Mb and 4Mb tier speeds will be increased to 10Mb.

Blueyonder broadband internet customers have significantly contributed to the growth in our average monthly revenue per customer. As at June 30, 2005, 602,430 broadband internet customers, or 32.8% of our total customers, were "triple play" customers who also took both television and residential telephony services from us, compared with 381,859 or 21.8% at June 30, 2004. Blueyonder broadband internet is also successful in attracting new customers, with approximately 50% of blueyonder broadband internet installations in the three months ended June 30, 2005 being for new customer relationships.

Average monthly revenue per broadband subscriber decreased primarily due to the introduction of the lower-tier 256Kb service and promotional offers. During May 2005 we increased the speed of our 256Kb service to 512Kb and we expect that demand for this enhanced product will remain strong and, as a result, we will continue to experience subscriber growth. However, as a result we may also experience a continued decline in broadband internet ARPU.

Blueyonder broadband internet average monthly churn increased due to an increase in disconnections of customers for non-payment.

Dial-up internet subscribers to our blueyonder "SurfUnlimited" product together with our blueyonder pay-as-you-go metered internet service decreased by approximately 109,000 or 54.8% from approximately 199,000 at June 30, 2004 to approximately 90,000 at June 30, 2005, as we continued to migrate our dial-up subscribers to our blueyonder broadband internet services.

We believe we are the broadband internet market leader in our addressable areas (those areas of the UK where consumers are able to receive our blueyonder broadband internet services) with an approximate 67% market share as of June 30, 2005.

Business Sales Division

Business sales division revenue is derived from the delivery to business customers of communication solutions, comprising voice, data and managed services.

                                                 THREE MONTHS              THREE MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                                     2005                      2004
                                              -------------------        ------------------          %
                                                 REORGANIZED                PREDECESSOR          INCREASE/
                                                   COMPANY                    COMPANY            (DECREASE)
                                              -------------------        ------------------      ----------
Revenue (in millions)
     Voice services                             (pound)       34         (pound)        34               -
     Data services                                            19                        17           11.8%
     Carrier and other services                               10                        12         (16.7%)
                                              -------------------        ------------------
     Total business sales division              (pound)       63         (pound)        63               -
                                              ===================        ==================


Business sales division revenues remained flat for the three months ended June 30, 2005 as compared to the comparable period in 2004, despite challenging market conditions.

Voice services revenue remained flat, principally as a result of new revenue streams from our Carrier Pre-Select and our SRS (Special Rate Services) Advanced Solutions product offsetting declining usage arising from data and mobile voice substitution, and price erosion.

Data services revenue increased by (pound)2 million, primarily as a result of growth in our managed data and fiber products to our larger business customers, offset by pricing pressures in the declining private circuits market. During the fourth quarter of 2004, we launched our "Evolved Ethernet" product to extend our range of services, and we have seen growth in this area.

Carrier and other services revenue declined by (pound)2 million, as a result of declines in both carrier services revenues and other services (principally travel service) revenues. Our carrier services revenue is derived from the sale of access to our fiber-optic national network to other carriers and operators (for example T-Mobile, a mobile network operator). The decline in other services revenue primarily reflects the decline across the travel sector and the ongoing move by tour operators to provide their own managed solutions services.

As the market for business services, and in particular business voice services, remains intensely competitive, we believe that the most significant opportunities to expand business sales division revenues will be further penetration of data services to our existing customer base, expansion of our presence in the public sector market and the sale of managed data networks to new business customers. The success of those efforts will be primarily contingent upon our ability to offer reliable, competitively priced services to business and public sector users.

Content Segment
---------------

Content Segment Revenue

Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through the content subsidiaries of Flextech.

                                                          THREE MONTHS              THREE MONTHS
                                                         ENDED JUNE 30,            ENDED JUNE 30,
                                                              2005                      2004
                                                       -------------------       -------------------          %
                                                          REORGANIZED               PREDECESSOR           INCREASE/
                                                            COMPANY                   COMPANY             (DECREASE)
                                                       -------------------       -------------------      ----------
Revenue (in millions)

     Subscription revenue                               (pound)  11                (pound)  11                    -
     Advertising revenue                                         16                         14                14.3%
     Other revenue                                                5                          3                66.7%
                                                       -------------------       -------------------
Net content segment revenue (1)                         (pound)  32                (pound)  28                14.3%
                                                       ===================       ===================

Content segment Adjusted EBITDA                         (pound)   5                (pound)   3                66.7%
                                                       -------------------       -------------------
Number of paying homes receiving our programming -
   (millions)                                                   9.7                        9.3                 4.3%
Share of the net income of UKTV (in millions)           (pound)   7                (pound)   5                40.0%
UK television advertising market share (2)                     4.9%                       4.1%                19.5%

Notes

(1) Net content segment revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of (pound)2 million for the three months ended June 30, 2005 and (pound)2 million for the three months ended June 30, 2004.

(2)  Including 100% of the market share of UKTV.


Content segment revenue increased as a result of increases in advertising revenue and other revenue. Before the elimination of inter-segment revenues of (pound)2 million for both the three months ended June 30, 2005 and 2004, the revenue of the content segment increased by 13.3% to (pound)34 million due primarily to increases in advertising revenue and other revenue.

The increase in advertising revenue resulted primarily from an increase in market share, driven by improved viewing share of Flextech channels, despite a decline in absolute market revenue and increased competition in the multi-channel market.

Other revenue increased principally as a result of increased consumer product sales and program sales to international broadcasters.

Content segment Adjusted EBITDA increased primarily as a result of the increase in segment revenue partially offset by increases in operating costs.

Our content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

sit-up Segment
--------------

sit-up segment revenue is derived from the retail of consumer products by means of televised shopping programs using an auction-based format.

                                           THREE MONTHS         THREE MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                               2005                 2004
                                         ----------------      ----------------       %
                                           REORGANIZED           PREDECESSOR      INCREASE/
                                             COMPANY               COMPANY        (DECREASE)
                                         ----------------      ----------------   ----------
                                          (IN MILLIONS)         (IN MILLIONS)
sit-up segment revenue                    (pound) 24             (pound)  -           -
                                         ----------------      ----------------
sit-up segment Adjusted EBITDA            (pound)  -             (pound)  -           -
                                         ----------------      ----------------

sit-up segment revenue for the period from the date of its consolidation of May 12, 2005 to June 30, 2005 was (pound)24 million. For comparison purposes only, on a pro forma basis, assuming the acquisition of sit-up had occurred on January 1, 2005 and January 1, 2004, respectively, sit-up revenue for the three months ended June 30, 2005 would have been (pound)46 million as compared to (pound)36 million for the three months ended June 30, 2004. The increase in pro forma revenue was due primarily to growth in multi-channel penetration and the continued success of its innovative auction-based home shopping channels.

The sit-up segment Adjusted EBITDA was (pound)0 for the period May 12, 2005 to June 30, 2005, representing revenue of (pound)24 million, offset by sit-up segment expenses of (pound)17 million and SG&A of (pound)7 million.

sit-up is typically a seasonal business with the third and fourth quarters expected to generate more revenue and Adjusted EBITDA as compared to the first and second quarters.

sit-up recently launched a third live-auction channel, speed auction tv, on Sky, NTL and Telewest.

Combined Cable, Content and sit-up Segments
-------------------------------------------

Operating Costs and Expenses

                                             THREE MONTHS               THREE MONTHS
                                            ENDED JUNE 30,             ENDED JUNE 30,
                                                 2005                       2004
                                          -------------------         ------------------          %
                                             REORGANIZED                 PREDECESSOR          INCREASE/
                                               COMPANY                     COMPANY            (DECREASE)
                                          -------------------         ------------------      ----------
                                            (IN MILLIONS)               (IN MILLIONS)
Cable segment expenses                      (pound)       70          (pound)        74           (5.4%)
Content segment expenses                                  17                         18           (5.6%)
sit-up segment expenses                                   17                          -                -
Depreciation                                             101                         90            12.2%
Amortization                                               9                          -                -
                                          -------------------         ------------------
Cost of revenue                                          214                        182            17.6%
SG&A                                                     119                        124           (4.0%)
                                          -------------------         ------------------
Total Operating Costs and Expenses           (pound)     333          (pound)       306             8.8%
                                          ===================         ==================


Our total operating costs and expenses increased due to the consolidation of sit-up segment expenses and SG&A from May 12, 2005, and increased depreciation and amortization. This was partially offset by decreased cable and content segment expenses and SG&A due primarily to financial restructuring charges in 2004, which did not occur in 2005.

Total gross margin increased for the three months ended June 30, 2005 as compared to the same period last year, primarily due to a (pound)16 million recovery of VAT, the growing number of high margin broadband subscribers, television price increases and reduced cable segment expenses. This increase was partially offset by the consolidation of sit-up, which is comparatively a much lower gross margin business.

The cable segment's expenses consist of cable programming expenses for our consumer television services and cable telephony expenses for our consumer and business telephony products. These decreased primarily due to favorable renegotiations of certain television programming content contracts, reductions in the interconnection fees for calls to mobiles and a reduction in overall telephony call volumes.

The content segment's expenses consist principally of amortization costs of programming shown on its television channels and the costs of advertising sales those channels receive. The content segment's expenses were 50.0% of the content segment's revenues, including inter-segment sales to the cable segment for the three months ended June 30, 2005 compared with 60.0% on the same basis for the three months ended June 30, 2004. The decrease in the content segment's expenses is primarily due to reduced costs in our sales operation.

The sit-up segment's expenses consist primarily of the cost of purchasing the products sold on its televised shopping programs and totalled (pound)17 million for the period May 12, 2005 to June 30, 2005. For comparison purposes only, on a pro forma basis, assuming the acquisition of sit-up had occurred on January 1, 2005 and January 1, 2004, respectively, sit-up segment expenses for the three months ended June 30, 2005 would have been (pound)34 million compared to (pound)27 million for the three months ended June 30, 2004. The increase resulted principally from the growth in the business operations during 2005 as compared to the same period in 2004, as reflected in sit-up's pro forma revenue increase referred to above.

The increase in depreciation expense was primarily attributable to the recognition of increased values of property and equipment following the adoption of fresh-start reporting with effect from July 1, 2004, offset by the decreasing levels of capital expenditure.

Amortization expense was attributable to the recognition of new intangible assets following the adoption of fresh-start reporting with effect from July 1, 2004. Under fresh-start reporting, we have valued and are now amortizing our customer lists.

The decrease in SG&A, which includes, among other items, salary and marketing costs, primarily reflects the decrease in financial restructuring charges from (pound)12 million to (pound)0, partially offset by the consolidation of SG&A expenses at our newly acquired sit-up segment, increased SG&A in our content segment and stock-based compensation expense. SG&A further benefited from a (pound)4 million rates (local government tax) rebate received in the three months ended June 30, 2005, relating to rates charged on our core network. This rates rebate related to the period April 1, 2001 to March 31, 2005 and is not expected to recur in future quarters.

Stock-based compensation expense ("SBCE") of (pound)3 million was incurred in the three months ended June 30, 2005 and is included in SG&A. SBCE arises as a result of options and restricted stock issued by us to our employees. SBCE is accounted for in accordance with SFAS 123. SBCE is a non-cash item. No such expense was incurred in the three months ended June 30, 2004.

Other Income/(Expense)

                                                       THREE MONTHS            THREE MONTHS
                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                           2005                    2004
                                                      ----------------        ---------------        %
                                                        REORGANIZED            PREDECESSOR       INCREASE/
                                                          COMPANY                COMPANY         (DECREASE)
                                                      ----------------        ---------------    -----------
                                                       (IN MILLIONS)          (IN MILLIONS)
Interest income                                          (pound)    7         (pound)     8         (12.5%)
Interest expense (including amortization of debt
  discount)                                                      (41)                  (121)        (66.1%)
Foreign exchange (losses)/gains, net                              (3)                   (37)        (91.9%)
Share of net income of affiliates                                   7                      5          40.0%
Other, net                                                          1                      -              -
                                                      ----------------        ---------------
Total other income/(expense), net                         (pound)(29)         (pound)  (145)         (80.0%)
                                                      ================        ===============


The net decrease in other expense resulted principally from decreases in interest expense and foreign exchange losses on US dollar-denominated debt following the cancellation of our predecessor's indebtedness to note and debenture holders in its financial restructuring in July 2004.

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

We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the three months ended June
30, 2005 and 2004, we recognized (pound)3 million of interest income from UKTV.

Share of net income of affiliates increased primarily due to an increase in net income of UKTV in the three months ended June 30, 2005. Our principal affiliated companies for the purpose of our share of net income of affiliated companies as at June 30, 2005 included the companies that comprise UKTV and Front Row Television Limited.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Consolidated revenue increased by (pound)65 million or 9.9% from (pound)654 million for the six months ended June 30, 2004 to (pound)719 million for the six months ended June 30, 2005. The increase was attributable to a (pound)32 million or 5.3% increase in cable segment revenues, a (pound)9 million or 16.7% increase in content segment revenue and a (pound)24 million contribution to revenue from the newly acquired sit-up segment.

The increase in consolidated revenue and cable segment revenues included a one-time credit of (pound)16 million resulting from the recovery of Value Added Tax (VAT) from HM Customs and Excise, which had been the subject of a court case and subsequent appeals since 2002. A (pound)16 million charge was taken against revenue in 2002 when the case commenced. Excluding this one-time VAT recovery, consolidated revenue would have increased by (pound)49 million or 7.5% from (pound)654 million to (pound)703 million. Excluding the VAT recovery and the consolidated revenue of sit-up, consolidated revenue for the six months ended June 30, 2005 would have increased by (pound)25 million or 3.8% from (pound)654 million to (pound)679 million.

Cable Segment

                                      SIX MONTHS ENDED          SIX MONTHS ENDED
                                          JUNE 30,                  JUNE 30,
                                            2005                      2004
                                     -------------------        ------------------          %
                                        REORGANIZED                PREDECESSOR          INCREASE/
                                          COMPANY                    COMPANY            (DECREASE)
                                     -------------------        ------------------     -------------
Revenue (in millions)
     Consumer sales division          (pound)       508         (pound)       470              8.1%
     Business sales division                        124                       130            (4.6%)
                                     -------------------        ------------------
     Total cable segment              (pound)       632         (pound)       600              5.3%
                                     ===================        ==================

Cable segment Adjusted EBITDA         (pound)       284         (pound)       236             20.3%
                                     -------------------        ------------------

Cable segment revenue increased principally due to growth in revenue in the consumer sales division. Excluding the VAT recovery described above, cable segment revenue would have increased by (pound)16 million or 2.7% from (pound)600 million for the six months ended June 30, 2004 to (pound)616 million for the six months ended June 30, 2005. Excluding the impact of the VAT recovery, the increase was primarily from growth in internet revenue together with an increase in cable television revenue, offset by a decrease in consumer telephony revenue and a decline in business sales division revenue of (pound)6 million.

Cable segment Adjusted EBITDA increased principally as a result of increases in consumer sales division revenue (including the VAT recovery) and a decrease in operating costs and expenses, as a result, in part, of a rates (local government tax) rebate of (pound)4 million, partially offset by a reduction in business sales division revenue. Excluding the VAT recovery and the rates rebate, Adjusted EBITDA would have been (pound)264 million for the six months ended June 30, 2005, an increase of (pound)28 million or 11.9%.

Consumer Sales Division

Consumer sales division revenue represents a combination of consumer cable television revenue, consumer cable telephony revenue, and consumer internet revenue.

                                                                 SIX MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                                       2005                      2004                  %
                                                                -------------------        ------------------
                                                                   REORGANIZED                PREDECESSOR          INCREASE/
                                                                     COMPANY                    COMPANY            (DECREASE)
                                                                -------------------        ------------------     -------------
Revenue (in millions)
     Total Consumer Sales Division                               (pound)  508               (pound)     470              8.1%
                                                                ===================        ==================
Average monthly revenue per customer (1)                         (pound)46.54               (pound)   45.02              3.4%
Average monthly revenue per customer (excluding impact of
  the (pound)16 million VAT recovery) (2)                        (pound)45.11               (pound)   45.02              0.2%
Average monthly churn (3)                                                1.1%                          1.0%             10.0%

Notes:
(1) Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the consumer sales division's total half yearly revenue of residential customers, including installation revenues, divided by the average number of residential customers in the half year, divided by six. The same methodology is used for television, telephony and broadband internet ARPU.

(2) Excludes the (pound)16 million VAT recovery from consumer sales division revenue.

(3) Average monthly churn represents the total number of customers who disconnected during the half year divided by the average number of customers in the half year, divided by six. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from these churn calculations.


Total consumer sales division revenue for the six months ended June 30, 2005 includes (pound)16 million recovery of VAT, described above.

Excluding the VAT recovery, consumer sales division revenue would have increased by (pound)22 million or 4.7%. The increase resulted primarily from increases in both total customer relationships and average revenue per customer from the first six months of 2004 as compared to the first six months of 2005, both of which resulted primarily from an increase in the number of our blueyonder broadband internet subscribers.

Consumer television revenue increased primarily due to a one-time VAT recovery of (pound)16 million, an increase in customers, price rises of (pound)1 on our lower-tier and mid-tier digital packs and selected price rises on our premium channels. The increase in the number of subscribers resulted principally from the growth in the number of blueyonder broadband internet service subscribers, our success in bundling blueyonder broadband internet services with our television services, and channels added to certain of our television packages in July 2004.

Consumer telephony revenue decreased for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to continued decline in fixed-line telephony usage, offset in part by an increase in subscribers.

Consumer internet revenue increased for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to an increase in blueyonder broadband internet subscribers, partially offset by a decrease in blueyonder broadband internet ARPU.

Overall, the consumer sales division's average monthly revenue per customer increased due principally to the one-time VAT recovery of (pound)16 million.

Overall, the consumer sales division's average monthly revenue per customer (excluding impact of the (pound)16 million VAT recovery) increased slightly due principally to an increase in the number of our customers subscribing to two or more of our services, although average monthly revenue per subscriber for our consumer telephony and broadband internet services declined on an individual basis.

During the six months ended June 30, 2005, total residential customer relationships increased by 37,635 or approximately 2.1%. This increase resulted principally from the introduction of new products, such as our 256Kb broadband internet service, and promotional campaigns, such as our "3 for (pound)30" offer, "easy switch" blueyonder broadband internet offer and discounted television services for customers who subscribed to our unmetered telephony products. During May 2005 we increased the speed of our 256Kb service to 512Kb.

The increase in total customer relationships is reflected in the growth of RGUs, which grew by 202,390 or approximately 5.5% in the six months ended June 30, 2005 compared to growth of 160,548 in the six months ended June 30, 2004. Approximately 37% of customer acquisitions in the six months ended June 30, 2005 took the full "triple play".

Average monthly churn increased primarily as a result of an increase in disconnections of customers for non-payment.

      Consumer Television

                                                                 SIX MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                                       2005                      2004                  %
                                                                -------------------        ------------------
                                                                   REORGANIZED                PREDECESSOR          INCREASE/
                                                                     COMPANY                    COMPANY            (DECREASE)
                                                                -------------------        ------------------     -------------
Average monthly revenue per CATV subscriber                       (pound)22.93               (pound)20.86              9.9%
Average monthly revenue per CATV subscriber (excluding
  impact of the (pound)16 million VAT recovery)                   (pound)20.95               (pound)20.86              0.4%
Average monthly churn                                                     1.5%                       1.3%             15.4%

Total consumer television customers and television penetration increased during the six months ended June 30, 2005. Total consumer television customers increased by 18,917 or 1.4% in the six months ended June 30, 2005 compared with 16,208 net additions in the six months ended June 30, 2004. These increases resulted primarily from promotions, which bundled TV with blueyonder broadband internet and/or consumer telephony services.

Average monthly revenue per television subscriber increased primarily due to a one-time VAT recovery of (pound)16 million.

Average monthly revenue per television subscriber (excluding impact of the (pound)16 million VAT recovery) increased marginally, primarily due to the impact of price rises in July and November 2004.

Average monthly churn increased, primarily due to an increase in disconnections of customers for non-payment.

      Consumer Telephony

                                               SIX MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                                     2005                      2004
                                              -------------------       -------------------          %
                                                 REORGANIZED               PREDECESSOR           INCREASE/
                                                   COMPANY                   COMPANY             (DECREASE)
                                              -------------------       -------------------     -------------
Average monthly revenue per subscriber         (pound)22.71              (pound)23.95               (5.2%)
Average monthly churn                                  1.1%                      1.0%                10.0%


Total residential telephony subscribers increased by 28,871 or 1.7% in the six months ended June 30, 2005 compared with 21,336 net additions in the six months ended June 30, 2004.

The increase in total residential telephony subscribers resulted primarily from promotions, which bundled residential telephony services with blueyonder broadband internet and/or television services and offered discounts on premium channels for customers who bundled TV with our "Talk" products.

Average monthly revenue per telephony subscriber decreased, primarily due to the declining overall volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones, the complete substitution of mobile phones for fixed-line phones by some customers and reductions in second line penetration as customers migrate from dial-up internet services to our blueyonder broadband internet services.

The number of subscribers to our "Talk Unlimited" and "Talk Evenings and Weekends" flat rate telephony packages increased by 64,625 in the six months ended June 30, 2005 compared to 60,754 in the six months ended June 30, 2004, as a result, in part, of our continued strategy to migrate customers to our flat rate products.

Average monthly telephony subscriber churn increased primarily due to an increase in disconnections of customers for non-payment.

      Consumer Internet

                                  SIX            SIX
                                 MONTHS         MONTHS
                                 ENDED          ENDED
                                JUNE 30,       JUNE 30,
                                  2005           2004
                               ----------    -------------     %
                              REORGANIZED     PREDECESSOR   INCREASE/
                                COMPANY         COMPANY     (DECREASE)
                               ----------    ------------- ----------
Average monthly revenue per
 broadband internet
 subscriber                  (pound)19.64     (pound)22.37*    (12.2%)

Average monthly churn                1.1%              1.1%          -

Note:

* Includes a recalculation of the average monthly revenue per broadband internet subscriber for the six months ended June 30, 2004, reflecting the full value of promotional discounts offered. The recalculated average monthly revenue per broadband internet subscriber was (pound)22.37 for the six months ended June 30, 2004, compared to (pound)22.79 as previously reported.

Total blueyonder broadband internet subscribers increased by 154,602 or 22.1% in the six months ended June 30, 2005 compared with 123,004 net additions in the six months ended June 30, 2004.

The increase in blueyonder broadband internet subscribers resulted principally from continued growth in UK consumer demand for broadband internet products generally, the introduction of our lower-tier 256Kb service in March 2004, speed increases for our 512Kb and faster services introduced in May and December 2004, and promotions such as "3 for (pound)30," which bundles our 256Kb blueyonder broadband internet service with the television "Starter" package and "Talk Weekends."

Blueyonder broadband internet customers have significantly contributed to the growth in our average monthly revenue per customer. Blueyonder broadband internet is also successful in attracting new customers, with approximately 45% of blueyonder broadband internet installations in the six months ended June 30, 2005, being from new customer relationships, compared with approximately 32% in the six months ended June 30, 2004.

Average monthly revenue per broadband subscriber decreased, primarily due to the introduction of the lower-tier 256Kb service and promotional offers. During May 2005 we increased the speed of our 256Kb service to 512Kb and we expect that demand for this enhanced product will remain strong and, as a result, we will continue to experience subscriber growth. However, as a result we may also experience a continued decline in broadband internet ARPU.

Blueyonder broadband internet average monthly churn remained flat and continued to reflect tight credit policies, increased "dual"- and "triple-service" penetration and improved customer care in a market that continues to be highly competitive.

Dial-up internet subscribers to our blueyonder "SurfUnlimited" product together with our blueyonder pay-as-you-go metered internet service decreased by approximately 50,000 or 35.6% in the six months ended June 30, 2005 compared to approximately 34,000 in the six months ended June 30, 2004 as we continued to migrate our dial-up subscribers to our blueyonder broadband internet services.

Business Sales Division

Business sales division revenue is derived from the delivery to business customers of communication solutions, comprising voice, data and managed services.

                                                     SIX MONTHS             SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                        2005                   2004               %
                                                   ----------------       ---------------
                                                     REORGANIZED           PREDECESSOR        INCREASE/
                                                       COMPANY               COMPANY          (DECREASE)
                                                   ----------------       ---------------     -----------
Revenue (in millions)
     Voice services                                (pound)      67        (pound)    71           (5.6%)
     Data services                                              36                   34            5.9%
     Carrier and other services                                 21                   25          (16.0%)
                                                   ----------------       ---------------
     Total business sales division                 (pound)     124        (pound)   130           (4.6%)
                                                   ================       ===============


Business sales division revenue decreased as a result of a decline in voice services revenue and carrier and other services revenue, partially offset by an increase in data services revenue.

Voice services revenue decreased, principally as a result of continued declining usage arising from data and mobile voice substitution together with price erosion being partially offset by new revenue streams from our Carrier Pre-Select and our SRS (Special Rate Services) Advanced Solutions product.

Data services revenue increased, primarily as a result of growth in sales of our managed data and fiber products to our larger business customers, offset by pricing pressures in the declining private circuits market. During the fourth quarter of 2004, we launched our "Evolved Ethernet" product to extend our range of services, and we have seen growth in this area.

Carrier and other services revenue decreased as a result of declines in both carrier services revenues and other services (principally travel service) revenues. The decline in other services revenue primarily reflects the decline across the travel sector and the ongoing move by tour operators to provide their own managed solutions services.

Content Segment
---------------

Content Segment Revenue

Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through the content subsidiaries of Flextech.

                                                     SIX MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                           2005                      2004                  %
                                                    -------------------       -------------------
                                                       REORGANIZED               PREDECESSOR           INCREASE/
                                                         COMPANY                   COMPANY             (DECREASE)
                                                    -------------------       -------------------     -------------
Revenue (in millions)
     Subscription revenue                            (pound)        22          (pound)       21              4.8%
     Advertising revenue                                            33                        27             22.2%
     Other revenue                                                   8                         6             33.3%
                                                    -------------------       -------------------
Net content segment revenue (1)                      (pound)        63          (pound)       54             16.7%
                                                    ===================       ===================
Content segment Adjusted EBITDA                      (pound)         8         (pound)         8                 -
                                                    -------------------       -------------------

Share of the net income of UKTV (in millions)        (pound)        12         (pound)         9             33.3%
UK television advertising market share (2)                        5.0%                      4.4%             13.6%


Notes

(1) Net content segment revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of (pound)5 million for the six months ended June 30, 2005 and (pound)5 million for the six months ended June 30, 2004.

(2) Including 100% of the market share of UKTV.

Content segment revenue increased primarily as a result of increases in advertising revenue and other revenue.

Before the elimination of inter-segment revenues of (pound)5 million for both the six months ended June 30, 2005 and 2004, the revenue of the content segment increased by 15.3% to (pound)68 million due primarily to increases in advertising revenue and other revenue.

Subscription revenue increased primarily due to increased numbers of multi-channel homes taking pay-TV services including the content segment's channels.

Before the elimination of inter-segment revenues, subscription revenue increased by 3.8% to (pound)27 million due to increased numbers of multi-channel homes taking pay-TV services including content segment's channels.

The increase in advertising revenue resulted primarily from an increase in market revenue and market share, driven by improved viewing share of both Flextech and UKTV channels, despite increased competition in the multi-channel market.

Other revenue increased by (pound)2 million or 33.3% for the six-month period ended June 30, 2005, as compared to the comparable period in 2004 due primarily to increased consumer product sales and program sales to international broadcasters.

Content segment Adjusted EBITDA was flat for the six months ended June 30, 2005 as compared to the comparable period in 2004, as a result of increased revenues from advertising and other revenue being offset by an increase in on-screen costs.

Our content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

sit-up Segment
--------------

sit-up segment revenue is derived from the retail of consumer products by means of televised shopping programs using an auction-based format.

                                                                 SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                                       2005                       2004                  %
                                                                -------------------         ------------------
                                                                   REORGANIZED                 PREDECESSOR          INCREASE/
                                                                     COMPANY                     COMPANY            (DECREASE)
                                                                -------------------         ------------------     -------------
                                                                  (IN MILLIONS)               (IN MILLIONS)
sit-up segment revenue                                          (pound)    24               (pound)      -                   -
                                                                -------------------         ------------------

sit-up segment Adjusted EBITDA                                   (pound)    -               (pound)      -                   -
                                                               -------------------         ------------------

sit-up segment revenue for the period from May 12, 2005 to June 30, 2005 was (pound)24 million. For comparison purposes only, on a pro forma basis, assuming the acquisition of sit-up had occurred on January 1, 2005 and January 1, 2004, respectively, sit-up revenue for the six months ended June 30, 2005 would have been (pound)98 million compared to (pound)76 million for the six months ended June 30, 2004.

The sit-up segment Adjusted EBITDA was (pound)0 for the period May 12, 2005 to June 30, 2005, representing revenue of (pound)24 million, offset by sit-up segment expenses of (pound)17 million and SG&A of (pound)7 million.

sit-up is typically a seasonal business with the third and fourth quarters expected to generate more revenue and Adjusted EBITDA as compared to the first and second quarters.

Combined Cable, Content and sit-up Segments
-------------------------------------------

Operating Costs and Expenses

                                                 SIX MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                   JUNE 30,
                                                       2005                       2004                  %
                                                -------------------         ------------------
                                                   REORGANIZED                 PREDECESSOR          INCREASE/
                                                     COMPANY                     COMPANY            (DECREASE)
                                                -------------------         ------------------     -------------
                                                  (IN MILLIONS)               (IN MILLIONS)
Cable segment expenses                            (pound)      139           (pound)      153            (9.2%)
Content segment expenses                                        37                         34              8.8%
sit-up segment expenses                                         17                          -                 -
Depreciation                                                   202                        184              9.8%
Amortization                                                    18                          -                 -
                                                -------------------         ------------------
Cost of revenue                                                413                        371             11.3%
SG&A                                                           234                        244            (4.1%)
                                                -------------------         ------------------
Total Operating Costs and Expenses                 (pound)     647           (pound)      615              5.2%
                                                ===================         ==================


Our total operating costs and expenses increased primarily due to the consolidation of sit-up segment expenses and SG&A from May 12, 2005, and increased content segment expenses, depreciation and amortization. This was partially offset by decreased cable segment expenses and SG&A due primarily to financial restructuring charges in 2004, which did not occur in 2005.

Total gross margin increased for the six months ended June 30, 2005 as compared to the same period last year, primarily due to a (pound)16 million recovery of VAT, the growing number of high margin broadband subscribers, television price increases and reduced cable segment expenses. This increase was partially offset by the consolidation of sit-up, which is comparatively a much lower gross margin business.

The cable segment's expenses decreased primarily due to favorable renegotiations of certain cable television programming content contracts, reductions in the interconnection fees for calls to mobiles and a reduction in overall call volumes.

The increase in the content segment's expenses is primarily due to increased programming amortization, particularly on our most popular channel, LIVINGtv, offset by reduced sales costs. We expect to continue to grow our investment in programming during 2005.

The content segment's expenses were 54.4% of the content segment's revenues, including inter-segment sales to the cable segment for the six months ended June 30, 2005 compared with 57.6% on the same basis for the six months ended June 30, 2004.

The sit-up segment's expenses were (pound)17 million for the period May 12, 2005 to June 30, 2005. For comparison purposes only, on a pro forma basis, assuming the acquisition of sit-up had occurred on January 1, 2005 and January 1, 2004, respectively, sit-up segment expenses for the six months ended June 30, 2005 would have been (pound)72 million compared to (pound)57 million for the six months ended June 30, 2004. The increase resulted principally from the growth in the business operations during 2005 as compared to the same period in 2004, as reflected in sit-up's pro forma revenue increase referred to above.

The increase in depreciation expense was primarily attributable to the recognition of increased values of property and equipment following the adoption of fresh-start reporting with effect from July 1, 2004, offset by the decreasing levels of capital expenditure.

Amortization expense was attributable to the recognition of new intangible assets following the adoption of fresh-start reporting with effect from July 1, 2004. Under fresh-start reporting, we have valued and are now amortizing our customer lists.

The decrease in SG&A, which includes, among other items, salary and marketing costs, primarily reflects the decrease in financial restructuring charges from (pound)21 million to (pound)0, partially offset by the consolidation of SG&A expenses of our newly acquired sit-up segment, increased SG&A in our content segment and stock-based compensation expense. SG&A further benefited by (pound)4 million rates (local government tax) rebate received in the six months ended June 30, 2005, relating to rates charged on our core network. This rates rebate related to the period April 1, 2001 to March 31, 2005 and is not expected to recur in future periods.

Stock-based compensation expense ("SBCE") of (pound)6 million was incurred in the six months ended June 30, 2005 and is included in SG&A. SBCE arises as a result of options and restricted stock issued by us to our employees. SBCE is accounted for in accordance with SFAS 123. SBCE is a non-cash item. No such expense was incurred in the six months ended June 30, 2004.

Other Income/(Expense)

                                                                SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                                      2005                       2004                 %
                                                               -------------------         ------------------
                                                                  REORGANIZED                 PREDECESSOR         INCREASE/
                                                                    COMPANY                     COMPANY           (DECREASE)
                                                               -------------------         ------------------    -------------
                                                                 (IN MILLIONS)               (IN MILLIONS)
Interest income                                                (pound)         11          (pound)        15          (26.7%)
Interest expense (including amortization of debt
  discount)                                                                  (70)                      (230)          (69.6%)
Foreign exchange (losses)/gains, net                                          (7)                         40                -
Share of net income of affiliates                                              13                          8            62.5%
Other, net                                                                      1                        (1)                -
                                                               -------------------         ------------------
Total other income/(expense), net                              (pound)       (52)          (pound)     (168)          (69.0%)
                                                               ===================         ==================

The net decrease in other expense resulted principally from decreases in interest expense and to a lesser extent an increase in our share of net income of affiliates. This decrease was partially offset by reduced foreign exchange gains on US dollar-denominated debt following the cancellation of our predecessor's indebtedness to note and debenture holders in its financial restructuring in July 2004.

Because of a significant reduction in the amount of our non-sterling denominated indebtedness, we do not expect that foreign exchange gains or losses will materially affect our results of operations in 2005. We also expect that interest expense for 2005 will be lower than for prior periods due to the completion of our predecessor's financial restructuring in July 2004 and the refinancing of our bank debt in December 2004.

We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the six months ended June 30, 2005 and 2004, we recognized (pound)6 million of interest income from UKTV.

Share of net income of affiliates increased primarily due to an increase in net income of UKTV in the six months ended June 30, 2005. Our principal affiliated companies for the purpose of our share of net income of affiliated companies as at June 30, 2005 included the companies that comprise UKTV and Front Row Television Limited.

Liquidity and Capital Resources

As a result of our predecessor's financial restructuring, on July 14, 2004, we became the holding company for substantially all of the assets and liabilities that comprised the business of Telewest Communications plc and its subsidiaries. On July 15, 2004, as part of the financial restructuring, the newly acquired liabilities of our predecessor were reduced by approximately (pound)3.8 billion to approximately (pound)2.0 billion and 245,000,000 shares of our common stock were issued. At June 30, 2005, we had long-term debt of approximately (pound)1.9 billion, consisting of (pound)1.8 billion of indebtedness under our bank facilities and (pound)116 million of capital leases and other debt.

At June 30, 2005, we had cash and cash equivalents of (pound)213 million.

Our businesses require cash to fund their operations, including the costs of connecting customers to our network, offering and marketing new services, expanding and upgrading our network and debt service repayments. We anticipate that our principal sources of funds will be cash flow from operating activities and cash in hand combined with additional vendor and lease financing, where available, and the possible strategic sales of assets. Future actual funding requirements could exceed currently anticipated requirements. Differences may result from, among other things, higher-than-anticipated costs and capital expenditure. In addition, we may generate lower than anticipated cash flow from operating activities, which could negatively impact our ability to meet anticipated or actual funding requirements. Actual costs, capital expenditure and cash flow will depend on many factors, including, among other things, consumer demand for voice, video, data and internet services, the impact on the business of new and emerging technologies such as voice-over internet-protocol, the extent to which consumer preference develops for cable television over other methods of providing in-home entertainment, adverse changes in the price or availability of telephony interconnection or cable television programming, consumer acceptance of cable telephony as a viable alternative to fixed-line network and mobile telephony services, and the general economic environment.

As noted earlier, the recent acquisition of sit-up Limited was financed in part by a new (pound)130 million senior secured bank facility entered into on May 10, 2005 by the Company's Flextech subsidiaries. This facility consists of (pound)110 million in term loans, which were fully drawn in connection with the acquisition, and a (pound)20 million revolving credit facility, which remained undrawn at June 30, 2005 (together the "Flextech Group bank facilities"). Interest rates on the facility start at 1.75 percentage points above LIBOR with leverage ratchets down to 1% above LIBOR. The term loans are to be repaid in semi-annual installments commencing December 31, 2005, with final maturity on June 30, 2009. The facility is secured on the assets of Flextech and sit-up along with our 50% share of the issued equity of UKTV.

In December 2004, certain of our subsidiaries and associated partnerships entered into (pound)1.45 billion senior term facilities, a (pound)100 million revolving loan facility and a (pound)250 million second lien facility, (together the "TCN Group bank facilities"). The senior term facilities and the second lien facility were drawn down in full and used with cash held by TCN to finance the repayment in full of amounts due and payable on our then existing credit facility, along with fees, costs and expenses payable in connection with entry into the agreements. The (pound)100 million revolving loan facility remains available to finance general working capital requirements and general corporate purposes of the subsidiaries that comprise the TCN Group.

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

Net cash interest expense for the fiscal year 2005 is expected to be in the range of (pound)110 million to (pound)120 million.

The maturity profile of the Group's senior secured bank facilities, after adjusting for foreign exchange hedging is as follows:

                                               At June 30,
                                                      2005
                                           ---------------
                                               Reorganized
                                                   Company
                                           (pound) million
                                           ---------------
2005                                                    23
2006                                                    67
2007                                                   120
2008                                                   165
2009                                                   190
2010 and thereafter                                  1,240
                                           ---------------
                                                     1,805
                                           ---------------

All of the Tranches of the TCN Group bank facilities were drawn in Sterling, except for Tranche B and Tranche C, which were drawn as follows:

                                                  DRAWN                         INTEREST RATE
                                     --------------------------------    ----------------------------

TRANCHE B                            (pound)341.7 million                LIBOR + 2.50%
                                     US$85 million                       US LIBOR + 2.25%
                                     (euro)56.7 million                  EURIBOR + 2.375%

                                                  DRAWN                         INTEREST RATE
                                     --------------------------------    ----------------------------

TRANCHE C                            (pound)261.3 million                LIBOR + 3.00%
                                     US$65 million                       US LIBOR + 2.75%
                                     (euro)43.3 million                  EURIBOR + 2.875%


CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Contractual obligations and other commercial commitments as at June 30, 2005 are summarized in the tables below.

----------------------------------- ------------ --------------- ----------------- --------------- ----------------- -----------
CONTRACTUAL OBLIGATIONS
----------------------------------- ------------ --------------- ----------------- --------------- ----------------- -----------
                                                                            PAYMENTS DUE BY PERIOD
                                            ------------------------------------------------------------------------------------
                                                    TOTAL       LESS THAN 1     1 - 3 YEARS       3 - 5 YEARS     AFTER 5 YEARS
                                                                       YEAR
                                           (POUND)MILLION    (POUND)MILLION  (POUND)MILLION    (POUND)MILLION    (POUND)MILLION
                                            -------------    -------------    -------------    --------------    ---------------
Debt                                               1,815               55               94               341              1,325
Capital lease obligations                            110               45               59                 6                  -
Operating leases                                     153               17               34                24                 78
Unconditional purchase obligations                    49               41                6                 2                  -
------------------------------------------- -------------    -------------    -------------    --------------    ---------------
Total contractual obligations                      2,127              158              193               373              1,403
------------------------------------------- -------------    -------------    -------------    --------------    ---------------

The following table includes information about other commercial commitments as of June 30, 2005.

Other commercial commitments are items that the Group could be obligated to pay in the future. They are not required to be included in the balance sheet.

--------------------------------------------------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS
--------------------------------------------------------------------------------------------------------------------------------
                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                 ------------------------------------------------------------------------
                                                          TOTAL     LESS THAN 1    1 - 3 YEARS    3 - 5 YEARS     AFTER 5 YEARS
                                                                           YEAR
                                                (POUND) MILLION (POUND) MILLION (POUND) MILLION (POUND) MILLION (POUND) MILLION
------------------------------------------------ -------------   -------------    ------------   -------------   ---------------
Guarantees (1)                                             17               6              11             -                 -
------------------------------------------------ -------------   -------------    ------------   -------------   ---------------

(1) Consists of performance guarantees of (pound)6 million due in less than one year and lease guarantees of (pound)11 million due in one to three years.


CAPITAL EXPENDITURE

                            SIX MONTHS ENDED JUNE 30,

                      ---------------------------------------
                          2005                    2004
                      --------------         ----------------
                       REORGANIZED             PREDECESSOR
                         COMPANY                 COMPANY
                      (POUND) MILLION        (POUND) MILLION
                      --------------         ----------------

Capital expenditure   (pound)   113          (pound)     127
                      --------------         ----------------

The decrease in capital expenditure for the six months ended June 30, 2005 as compared to the corresponding period in the prior year resulted primarily from reduced consumer contract installation costs and the phasing of capital project spend.

Our capital expenditure has primarily funded the construction of local distribution networks and our national network, capital costs of installing customers, and enhancements to our network for new product offerings.

We expect to continue to have significant capital needs in the future. With the majority of our network construction complete and substantially all network upgrades necessary for the delivery of telephony and digital services complete, it is anticipated that capital expenditure will be largely driven by the costs associated with the connection of new subscribers (which will vary depending upon the take-up of our services), new product development and roll-out, including VOD and DVR services, and the replacement of network assets at the end of their useful lives. Capital expenditure for the fiscal year 2005 is expected to be in the range of (pound)220 million to (pound)230 million, due primarily to new product development expenditure, including VOD and DVR services, capacity upgrades to our IP network, and digital upgrades in our Northwest Cabletime networks, as well as billing system upgrades.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                             2005                      2004
                                                                       -----------------         -----------------
                                                                         REORGANIZED               PREDECESSOR
                                                                           COMPANY                   COMPANY
                                                                       (POUND) MILLION           (POUND) MILLION
                                                                       -----------------         -----------------
Net cash provided by operating activities                              (pound)      239           (pound)     170
Net cash used in investing activities                                             (197)                     (124)
Net cash provided by/ (used in) financing activities                                103                      (21)
                                                                       -----------------         -----------------
Net increase in cash and cash equivalents                                           145                        25
Cash and cash equivalents at beginning of period                                     68                       427
                                                                       -----------------         -----------------
Cash and cash equivalents at end of period                             (pound)      213           (pound)     452
                                                                       -----------------         -----------------

For the six months ended June 30, 2005, we had net cash provided by operating activities of (pound)239 million compared with (pound)170 million for the six months ended June 30, 2004. The increase in net cash provided by operating activities in 2005 compared with 2004 was principally as a result of improvements in operating income and reduced interest payments.

Net cash used in investing activities was (pound)197 million for the six months ended June 30, 2005 compared with (pound)124 million for the six months ended June 30, 2004. The increase in 2005 over 2004 arose principally as a result of the additional investment in sit-up partially offset by reduced payments for capital expenditure and increased loan repayments received from affiliates. Net cash used in investing activities includes net cash inflow from affiliates of (pound)9 million for the six months ended June 30, 2005 compared with net cash outflow of (pound)4 million for the six months ended June 30, 2004. The six months ended June 30, 2004 benefited from a receipt of (pound)7 million relating to the disposal of an affiliate. Capital expenditure accounted for (pound)113 million of the total net cash used in investing activities in the six months ended June 30, 2005 compared with (pound)127 million in the same period in 2004.

Net cash provided by financing activities totalled (pound)103 million for the six months ended June 30, 2005 compared with net cash used in financing activities of (pound)21 million for the six months ended June 30, 2004, primarily due to the raising of additional finance of (pound)110 million in respect of the financing of the additional investment in sit-up.

As of June 30, 2005, we had cash and cash equivalents of (pound)213 million on a consolidated basis (excluding (pound)12 million that was restricted as to use to providing security for leasing and other obligations and (pound)4 million that was restricted as to use to settle restructuring and liquidation expenses of our predecessor). Cash balances increased by (pound)145 million for the six months ended June 30, 2005 mainly as a result of strong operating performance, decreased capital expenditure and the consolidation of sit-up's cash and cash equivalents upon acquisition. As of June 30, 2004, we had cash balances of (pound)452 million (excluding (pound)11 million that was restricted).

OFF-BALANCE SHEET TRANSACTIONS

As of June 30, 2005, we had no off-balance sheet transactions.

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

USE OF NON-GAAP FINANCIAL MEASURES

AVERAGE MONTHLY REVENUE PER CUSTOMER OR "HOUSEHOLD ARPU (EXCLUDING IMPACT OF THE (POUND)16 MILLION VAT RECOVERY)"

For a three month period, Household ARPU (excluding impact of the (pound)16 million VAT recovery) represents the consumer sales division's total quarterly revenue of residential customers, including installation revenues, but excluding the recovery of (pound)16 million VAT, divided by the average number of residential customers in the quarter, divided by three.

For a six month period, Household ARPU (excluding impact of the (pound)16 million VAT recovery) represents the consumer sales division's total half yearly revenue of residential customers, including installation revenues, but excluding the recovery of (pound)16 million VAT, divided by the average number of residential customers in the half year, divided by six.

Household ARPU (excluding impact of the (pound)16 million VAT recovery) is not a financial measure recognized under GAAP. This measure is most directly comparable to the GAAP financial measure, Household ARPU. The significant limitation associated with the use of Household ARPU (excluding impact of the (pound)16 million VAT recovery) as compared to Household ARPU is that Household ARPU (excluding impact of the (pound)16 million VAT recovery) does not consider (pound)16 million of revenues received in respect of recovered VAT. Telewest believes Household ARPU (excluding impact of the (pound)16 million VAT recovery) is helpful for understanding the trend in respect of its residential revenues derived from customers during the periods and it provides useful supplemental information to investors. The VAT recovery is not expected to recur. Because non-GAAP financial measures are not standardized, it may not be possible to compare Household ARPU (excluding impact of the (pound)16 million VAT recovery) with other companies' non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for Household ARPU, or other measures of financial performance reported in accordance with GAAP.

AVERAGE MONTHLY REVENUE PER TELEVISION SUBSCRIBER OR "TELEVISION ARPU (EXCLUDING IMPACT OF THE (POUND)16 MILLION VAT RECOVERY)"

For a three month period, Television ARPU (excluding impact of the (pound)16 million VAT recovery) represents the sum of the consumer sales division's total quarterly revenue of television subscribers, including installation revenues, but excluding the recovery of (pound)16 million VAT, divided by the average number of television subscribers in the quarter, divided by three.

For a six month period, Television ARPU (excluding impact of the (pound)16 million VAT recovery) represents the sum of the consumer sales division's total half yearly revenue of television subscribers, including installation revenues, but excluding the recovery of (pound)16 million VAT, divided by the average number of television subscribers in the half year, divided by six.

Television ARPU (excluding impact of the (pound)16 million VAT recovery) is not a financial measure recognized under GAAP. This measure is most directly comparable to the GAAP financial measure, Television ARPU. The significant limitation associated with the use of Television ARPU (excluding impact of the (pound)16 million VAT recovery) as compared to Television ARPU is that Television ARPU (excluding impact of the (pound)16 million VAT recovery) does not consider (pound)16 million of revenues received in respect of recovered VAT. Telewest believes Television ARPU (excluding impact of the (pound)16 million VAT recovery) is helpful for understanding the trend in respect of its television revenues derived from subscribers during the periods and it provides useful supplemental information to investors. The VAT recovery is not expected to recur. Because non-GAAP financial measures are not standardized, it may not be possible to compare Television ARPU (excluding impact of the (pound)16 million VAT recovery) with other companies' non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for Television ARPU, or other measures of financial performance reported in accordance with GAAP.

------------------------------------------------------------------------------------- -------------------- ------------------
                                                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                                 JUNE 30,           JUNE 30,
                                                                                                     2005               2005
------------------------------------------------------------------------------------- -------------------- -------------------
RECONCILIATION OF HOUSEHOLD ARPU TO HOUSEHOLD ARPU (EXCLUDING IMPACT OF
  THE (POUND)16 MILLION VAT RECOVERY)
------------------------------------------------------------------------------------------------------------------------------
Consumer sales division revenue in the period                                        (pound) 262 million   (pound) 508 million
Average number of residential customers in the period                                          1,830,895             1,820,654
                                                                                     -----------------------------------------
Household ARPU                                                                       (pound)       47.72   (pound)       46.54
                                                                                     -----------------------------------------

Consumer sales division revenue in the period                                        (pound) 262 million   (pound) 508 million
VAT recovery                                                                         (pound) (16)million   (pound)(16) million
                                                                                     -----------------------------------------
Consumer sales division revenue (excluding (pound)16 million VAT recovery)           (pound) 246 million   (pound) 492 million
Average number of residential customers in the period                                          1,830,895             1,820,654
                                                                                     -----------------------------------------
Household ARPU (excluding impact of the (pound)16 million VAT recovery)              (pound)       44.86   (pound)       45.11
                                                                                     -----------------------------------------
------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF TELEVISION ARPU TO TELEVISION ARPU (EXCLUDING IMPACT OF
  THE (POUND)16 MILLION VAT RECOVERY)
------------------------------------------------------------------------------------------------------------------------------
Consumer television revenue in the period                                            (pound)  98 million   (pound) 182 million
Average number of television subscribers in the period                                         1,326,317             1,321,291
                                                                                     -----------------------------------------
Television ARPU                                                                      (pound)       24.72   (pound)       22.93
                                                                                     -----------------------------------------

Consumer television revenue in the period                                            (pound)  98 million   (pound) 182 million
VAT recovery                                                                         (pound)(16) million   (pound)(16) million
                                                                                     -----------------------------------------
Consumer television revenue (excluding (pound)16 million VAT recovery)               (pound)  82 million   (pound) 166 million
Average number of television subscribers in the period                                         1,326,317             1,321,291
                                                                                     -----------------------------------------
Television ARPU (excluding impact of the (pound)16 million VAT recovery)             (pound)       20.78   (pound)       20.95
                                                                                     -----------------------------------------

------------------------------------------------------------------------------------------------------------------------------

ITEM - 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we were exposed during the three- and six-month periods ended June 30, 2005 were:

     o    interest rate changes on variable-rate, long-term bank debt; and

     o foreign exchange rate changes, generating translation and transaction gains and losses on our US dollar and Euro-denominated bank facilities.

Our exposure to foreign exchange rate changes was substantially reduced as a result of the cancellation of all US-dollar denominated notes and debentures in July 2004 of our predecessor, although we will continue to be exposed to interest rate and foreign currency exchange rate changes under our bank facilities.

From time to time we use derivative financial instruments solely to reduce our exposure to these market risks, and we do not enter into these instruments for trading or speculative purposes.

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF INTEREST RATE RISK

During the fourth quarter of 2004, TCN entered into the TCN Group bank facilities described briefly above, which are denominated in pounds sterling, Euros and US dollars and bear interest at variable rates. We seek to reduce our exposure to adverse interest rate fluctuations on borrowings under the bank facilities principally through interest rate swaps entered into by TCN. Our interest rate swaps provide for payments at a fixed rate of interest (ranging from 4.61% to 6.31%) and the receipt of payments based on a variable rate of interest. These swaps mature on October 15, 2007. During the second quarter of 2005, TCN entered into additional interest rate swaps to extend the period the TCN Group bank facilities were hedged for, by an additional three months to January 2008. In addition to this, Flextech Broadband Limited entered into an interest rate swap to mitigate the floating interest rate risk represented by the new Flextech Group bank facilities. The new interest rate swap hedges (pound)66 million of notional bank debt and matures on June 30, 2009.

The aggregate amount outstanding under the TCN Group and Flextech Group bank facilities at June 30, 2005 was (pound)1,809 million and the aggregate notional principal amount of the interest rate swaps was (pound)1,065 million.

The TCN interest rate swap contracts entered into in the fourth quarter of 2004 qualified for hedge accounting under SFAS 133, Accounting for Derivatives and Hedging Activities, ("SFAS 133") from March 1, 2005. Consequently any changes in their fair value have been accounted for through the Statement of Operations for January and February 2005, and through "other comprehensive income" when hedge accounting was effective from March 1, 2005. The two additional interest rate swaps executed in the second quarter of 2005 also qualify for hedge accounting under SFAS 133 from the date of their execution and changes in fair value have been accounted for through "other comprehensive income" when hedge accounting was effective.

Based on our consolidated variable rate debt outstanding at June 30, 2005 after taking into account our derivative instruments, we estimate that a one-percentage point change in interest rates would have an impact of approximately (pound)7 million on our annual interest expense.

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF FOREIGN CURRENCY EXCHANGE RISK

As a result of entering into the TCN Group bank facilities on December 30, 2004, we now have US$150 million and Euro100 million of indebtedness. Consequently, we are now exposed to fluctuations in exchange rates both on the repayment of the principal sum, and also on servicing the debt during the lifetime of the debt. In order to mitigate the foreign exchange risk presented by this indebtedness we entered into cross currency swaps on December 30, 2004. The notional amounts on the cross currency swaps totalled US$150 million and Euro100 million, and the maturities match the maturities on the bank debt. The cross currency swaps are floating to floating, enabling us to pay floating pounds sterling when servicing the debt, and to buy US dollars and Euros for repaying the debt at a fixed rate and servicing the debt for the lifetime of the swaps.

We use derivative financial instruments solely to hedge specific risks and do not hold them for trading or speculative purposes.

SENSITIVITY ANALYSIS

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

The hypothetical changes in the fair value of hedging instruments are estimated, based on the same methodology used by third-party financial institutions to calculate the fair value of the original instruments, keeping all variables constant except that the relevant interest rate on interest rate swaps and the foreign currency exchange rate on cross currency swaps has been adjusted to reflect the hypothetical change. Fair value estimates by their nature are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined precisely.

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

INTEREST RATE RISK - SENSITIVITY ANALYSIS

The sensitivity analysis below presents the hypothetical change in fair value based on an immediate one-percentage point (100 basis points) increase in interest rates across all maturities:

                                                    JUNE 30, 2005
                                       ----------------------------------------
                                                  ((POUND) MILLION)
                                                                  HYPOTHETICAL
                                                                     CHANGE IN
                                                  FAIR VALUE        FAIR VALUE
                                                  ----------      ------------
           Interest rate swaps                          (44)                28
           --------------------------------------------------------------------

FOREIGN CURRENCY EXCHANGE RATE RISK - SENSITIVITY ANALYSIS

The sensitivity analysis below presents the hypothetical change in fair value based on an immediate 10% decrease in US dollar and Euro to pound sterling exchange rate:

                                                   JUNE 30, 2005
                                       -------------------------------------
                                                  ((POUND) MILLION)
                                                                  HYPOTHETICAL
                                                                     CHANGE IN
                                                  FAIR VALUE        FAIR VALUE
                                                  ----------      ------------
           US dollar-denominated long-term debt         (84)               (9)
           Euro denominated long-term debt              (68)               (8)
           Foreign exchange swaps                        (1)                19

           --------------------------------------------------------------------

Item - 4 Controls and Procedures

Our Acting Chief Executive Officer and Chief Financial Officer have, with the participation of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the US Securities and Exchange Commission ("SEC"). There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM - 1  LEGAL PROCEEDINGS

Other than as set forth below, neither we nor any of our subsidiaries is or has been engaged in any legal or arbitration proceedings, nor are any such proceedings pending or threatened by or against them that may have, or have had during the three months ended June 30, 2005, a significant effect on our and our subsidiaries' financial position.

VAT PROCEEDING

A proceeding relating to the VAT status of Cable Guide and Zap magazines was instituted on June 29, 2001 by the Commissioners of Customs and Excise against Telewest Communications Group Limited and Telewest Communications (Publications) Limited. This proceeding was heard between October 21 and October 25, 2002 before the VAT and Duties Tribunal and as a result a judgment was passed down on January 21, 2003, which resulted in the provision of (pound)16 million against revenue in the consolidated financial statements of our predecessor. The item arose in respect of VAT payable in the period from January 2000 to July 2002. The magazines have since ceased publication. Therefore, the item represented the full extent of our predecessor's VAT liability in respect of its magazine operations. The VAT tribunal held that our predecessor's arrangements to protect the zero-rated VAT status of Cable Guide and Zap magazines could, in principle, be effective in creating a separate supply by Telewest Communications (Publications) Limited, which was not ancillary to the supply of pay-television services. However, in practice, the steps taken by our predecessor were held to be insufficient to make the arrangements effective. Our predecessor appealed this decision in the High Court in November 2003. The appeal was unsuccessful and our predecessor submitted a further appeal against the High Court's decision, which was heard by the Court of Appeal in the week commencing November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in Telewest's favor on all points. The Commissioners of Customs and Excise applied for leave to make a further appeal to the House of Lords and such leave to appeal was declined. On April 7, 2005 we received (pound)17.1 million from the Commissioners of Customs and Excise and following the House of Lords' decision to decline leave to appeal we received an additional settlement of (pound)1.4 million from the Commissioners of Customs and Excise on June 24, 2005. The Company has recognized (pound)15.7 million as revenue and (pound)2.8 million as interest during the three months ended June 30, 2005.

ITEM - 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 9, 2005 at 10.00 am local time at the offices of Fried, Frank, Harris, Shriver & Jacobson LLP, One New York Plaza, New York, New York 10004-1980 (the "Annual Meeting").

At the Annual Meeting stockholders were asked to consider three proposals.

The first proposal regarded the election of directors. Two Class I directors were nominated for re-election. The results were as follows:

                          Votes For        Votes Withheld         Broker
                                                                 Non-Votes
                       ----------------- -------------------- ----------------

Barry R. Elson           206,688,567          4,705,756              0

Michael J. McGuiness     206,531,176          4,863,147              0

The second proposal was the ratification of the appointment by the Company's audit committee of the Company's independent auditors, KPMG Audit Plc, for the fiscal year ending December 31, 2005. The results were as follows:

                                                 Votes For        Votes Against        Abstentions         Broker
                                                                                                          Non-Votes
                                             ----------------- ------------------- ------------------ ----------------
Appointment of KPMG Audit Plc as the
  Company's independent auditors for the
  fiscal year ending December 31, 2005          207,055,802          836,642            3,501,879             0

The third proposal regarded the approval of the Telewest Global, Inc.
Long-Term Incentive Plan (the "LTIP") which had been approved and adopted by the Company's compensation committee on April 1, 2005, subject to stockholder approval. The results were as follows:


                                                  Votes For         Votes Against      Abstentions         Broker
                                                                                                          Non-Votes
                                              ------------------- ------------------ ----------------- ----------------
Approval of Long-Term Incentive Plan            155,352,083           2,135,228         3,501,879        50,255,249

ITEM - 5  OTHER INFORMATION

None

ITEM - 6  EXHIBITS

3.1 Restated Certificate of Incorporation of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
3.2        Restated By-Laws of Telewest Global, Inc.
           (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2004).
4.1 Form of Certificate of Common Stock of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.2 Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and the Bank of New York, a New York trust company (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004
           (Registration No. 333-110815)).
4.3 Registration Rights Agreement, dated March 25, 2004, among Telewest Global, Inc. and holders listed in the signature pages thereto
           (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
10.1 Employment Agreement, dated as of July 19, 2004, by and between Telewest Global, Inc. and Barry Elson (Incorporated by reference to Post-Effective Amendment No. 1 to Telewest Global, Inc.'s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April
           12, 2005 (Registration No. 333-115508)).
10.2 Amendment to Employment Agreement, dated as of June 16, 2005, by and between Telewest Global,
           Inc. and Barry Elson. *
10.3       Telewest Global, Inc. Long-Term Incentive Plan. *
31.1 Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification of Acting Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*   Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Telewest Global, Inc.
                                 --------------------------------
                                          (registrant)


Date: August 11, 2005            /s/ Neil Smith
                                 --------------------------------
                                 Name: Neil Smith
                                 Chief Financial Officer

                                EXHIBIT INDEX
                                 DESCRIPTION

EXHIBIT
NUMBER

3.1 Restated Certificate of Incorporation of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
3.2        Restated By-Laws of Telewest Global, Inc.
           (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2004).
4.1 Form of Certificate of Common Stock of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.2 Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and the Bank of New York, a New York trust company (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004
           (Registration No. 333-110815)).
4.3 Registration Rights Agreement, dated March 25, 2004, among Telewest Global, Inc. and holders listed in the signature pages thereto
           (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
10.1 Employment Agreement, dated as of July 19, 2004, by and between Telewest Global, Inc. and Barry Elson (Incorporated by reference to Post-Effective Amendment No. 1 to Telewest Global, Inc.'s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April
           12, 2005 (Registration No. 333-115508)).
10.2 Amendment to Employment Agreement, dated as of June 16, 2005, by and between Telewest Global,
           Inc. and Barry Elson. *
10.3       Telewest Global, Inc. Long-Term Incentive Plan. *
31.1 Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification of Acting Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith