Form 10-Q
period 2005-11-10
TELEWEST GLOBAL INC
filed 2005-11-10
CIK 1270400

==========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                     OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD
        FROM                                                        TO

COMMISSION FILE NUMBER    000-50886

                           TELEWEST GLOBAL, INC.
           (Exact name of registrant as specified in its charter)

       DELAWARE                                     59-3778247
State or other jurisdiction of            (I.R.S. Employer Identification No.)
 ncorporation or organization)

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

The number of shares outstanding of the registrant's common stock as of November 8, 2005 was 245,908,212.



==========================================================================

                           TELEWEST GLOBAL, INC.

                                   INDEX

                       PART I - FINANCIAL INFORMATION

ITEM - 1  FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 for the Reorganized Company

          Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 for the Reorganized Company

          Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 for the Reorganized Company, and for the six months ended June 30, 2004 and the day of July 1, 2004 for the Predecessor Company

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 for the Reorganized Company, and for the six months ended June 30, 2004 and the day of July 1, 2004 for the Predecessor Company

          Notes to Consolidated Financial Statements

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


SIGNATURES

                       PART I - FINANCIAL INFORMATION

ITEM - 1 FINANCIAL STATEMENTS

                           TELEWEST GLOBAL, INC.
                        CONSOLIDATED BALANCE SHEETS
       (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                (UNAUDITED)

                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                  2005               2004
                                                           ------------      --------------
                                                           REORGANIZED         REORGANIZED
                                                               COMPANY             COMPANY
                                                           ------------      --------------
ASSETS
Cash and cash equivalents                                         260                  68
Restricted cash                                                    15                  26
Trade receivables                                                 118                 108
Other receivables                                                  31                  33
Prepaid expenses                                                   38                  17
Inventory for re-sale, net                                         18                   -
Other assets                                                        6                   -
                                                          ------------      --------------
TOTAL CURRENT ASSETS                                              486                 252
Investments accounted for under the equity
 method                                                           284                 304
Property and equipment, net                                     2,856               2,974
Intangible assets, net                                            286                 314
Reorganization value in excess of amounts
 allocable to identifiable assets                                 426                 425
Goodwill                                                          142                   -
Programming inventory                                              31                  24
Deferred financing costs (net of amortization
 (pound)5 million; 2004: (pound)0 million)                         50                  51
                                                          ------------      --------------
TOTAL ASSETS                                                    4,561               4,344
                                                          ============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                  139                  93
Other liabilities                                                 446                 424
Debt repayable within one year                                     55                  21
Capital lease obligations repayable within one year                62                  38
                                                          ------------      --------------
TOTAL CURRENT LIABILITIES                                         702                 576
Other liabilities                                                   9                   -
Deferred taxes                                                    105                 105
Debt repayable after more than one year                         1,761               1,686
Capital lease obligations repayable after more than
 one year                                                          47                  69
                                                          ------------      --------------
TOTAL LIABILITIES                                               2,624               2,436
                                                          ------------      --------------
MINORITY INTEREST                                                  (1)                 (1)
                                                          ------------      --------------

SHAREHOLDERS' EQUITY
Preferred stock - US$0.01 par value; authorized
 5,000,000 shares, issued none (2005 and 2004)                      -                   -
Common stock - US$0.01 par value; authorized
 1,000,000,000 shares, issued 245,678,524
 (2005) and 245,080,629 (2004)                                      1                   1
Additional paid-in capital                                      1,965               1,954
Accumulated other comprehensive loss                               (7)                   -
Accumulated deficit                                               (21)                (46)
                                                          ------------      --------------
TOTAL SHAREHOLDERS' EQUITY                                      1,938               1,909
                                                          ------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      4,561               4,344
                                                          ============      ==============

  See accompanying notes to the unaudited consolidated financial statements


                           TELEWEST GLOBAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                -------------------------------
                                                         2005             2004
                                                -------------    --------------
                                                  REORGANIZED     REORGANIZED
                                                      COMPANY         COMPANY
                                                   ----------      ----------

REVENUE
  Consumer Sales Division                                249              238
  Business Sales Division                                 64               63
                                                   ----------       ----------
  Total Cable Segment                                    313              301
  Content Segment                                         33               27
  sit-up Segment                                          58                -
                                                   ----------       ----------
  Total revenue                                          404              328
                                                   ----------       ----------
OPERATING COSTS AND EXPENSES
  Cable segment expenses                                  71               72
  Content segment expenses                                19               17
  sit-up segment expenses                                 44                -
  Depreciation                                            99              103
  Amortization                                            10                9
  Selling, general and administrative expenses           128              117
                                                   ----------       ----------
                                                         371              318
                                                   ----------       ----------
OPERATING INCOME                                          33               10
OTHER INCOME/(EXPENSE)
  Interest income                                          6                6
  Interest expense                                       (38)             (49)
  Foreign exchange (losses)/gains, net                    (1)                -
  Share of net income of affiliates                        4                4
                                                   ----------       ----------
INCOME/(LOSS) BEFORE INCOME TAXES                          4              (29)
  Income tax benefit                                       1                -
                                                   ----------       ----------
NET INCOME/(LOSS)                                          5              (29)
                                                   ==========       ==========

Basic and diluted earnings/(loss) per share of
  common stock                                   (pound)0.02     (pound)(0.12)
Weighted average number of shares of common
 stock - (millions)                                      245              245


 See accompanying notes to the unaudited consolidated financial statements


                           TELEWEST GLOBAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       (AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
                                (UNAUDITED)

                                               NINE MONTHS     NINE MONTHS      SIX MONTHS
                                                     ENDED           ENDED           ENDED
                                              SEPTEMBER 30    SEPTEMBER 30         JUNE 30
                                                      2005            2004            2004
                                              ------------    ------------     -----------
                                               REORGANIZED     REORGANIZED     PREDECESSOR
                                                   COMPANY         COMPANY         COMPANY
                                              ------------    ------------     -----------
REVENUE
  Consumer Sales Division                             757            238             470
  Business Sales Division                             188             63             130
                                              ------------    -----------      -----------
  Total Cable Segment                                 945            301             600
  Content Segment                                      96             27              54
  sit-up Segment                                       82              -               -
                                              ------------    -----------      -----------
  Total revenue                                     1,123            328             654
                                              ------------    -----------      -----------
OPERATING COSTS AND EXPENSES
  Cable segment expenses                              210             72             153
  Content segment expenses                             56             17              34
  sit-up segment expenses                              61              -               -
  Depreciation                                        301            103             184
  Amortization                                         28              9               -
  Selling, general and administrative
   expenses                                           362            117             244
                                              ------------    -----------      -----------
                                                    1,018            318             615
                                              ------------    -----------      -----------
OPERATING INCOME                                      105             10              39
OTHER INCOME/(EXPENSE)
  Interest income                                      17              6              15
  Interest expense (including
   amortization of debt discount)                    (108)           (49)           (230)
  Foreign exchange (losses)/gains, net                 (8)              -              40
  Share of net income of affiliates                    17              4               8
  Other, net                                            1              -              (1)
                                              ------------    -----------      -----------

INCOME/(LOSS) BEFORE INCOME TAXES                      24            (29)           (129)
  Income tax benefit/(charge)                           1              -              (1)
                                              ------------    -----------      -----------
NET INCOME/(LOSS)                                      25            (29)           (130)
                                              ============    ===========      ===========

Basic and diluted earnings/(loss) per
  share of common stock                       (pound)0.10  (pound)(0.12)
Weighted average number of shares of
  common stock - (millions)                           245            245


                                                                  JULY 1,
                                                                     2004
                                                              -----------
                                                              PREDECESSOR
                                                                  COMPANY
                                                              -----------
Fresh-start adoption - investments                                  (62)
Fresh-start adoption - property and equipment                       711
Fresh-start adoption - intangible assets                            332
Fresh-start adoption - goodwill                                     (22)
Fresh-start adoption - inventory                                     (4)
Fresh-start adoption - other assets                                 (31)
Fresh-start adoption - current liabilities                          (15)
Fresh-start adoption - deferred taxes                                 5
                                                              ----------
                                                                    914
Gain on discharge of debt and associated interest                 1,821
Gain on extinguishment of derivative contracts                        6
Financial restructuring charges                                     (26)
                                                              ----------
Net income                                                        2,715
                                                              ==========


See accompanying notes to the unaudited consolidated financial statements



                                  TELEWEST GLOBAL, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN (POUND)MILLIONS)
                                       (UNAUDITED)

                                         NINE MONTHS     NINE MONTHS     SIX MONTHS
                                               ENDED           ENDED          ENDED
                                        SEPTEMBER 30    SEPTEMBER 30        JUNE 30
                                                2005            2004           2004       JULY 1, 2004
                                        -------------  --------------   ------------     --------------
                                         REORGANIZED     REORGANIZED    PREDECESSOR        PREDECESSOR
                                             COMPANY         COMPANY        COMPANY            COMPANY
                                        -------------  --------------   ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                 25            (29)          (130)                -
Adjustments to reconcile net
 income/(loss) to net cash provided by
 operating activities:
Depreciation                                     301            103            184                  -
Amortization                                      28              9              -                  -
Amortization of deferred financing
 costs and debt discount                           5              -             30                  -
Deferred tax charge                                -              -              1                  -
Fair value adjustment of interest rate swaps     (10)             -              -                  -
Accretion expense                                  2              -              -                  -
Unrealized losses/(gains) on foreign
 currency translation                              8              -            (40)                 -
Stock-based compensation expense                   8              3              -                  -
Share of net income of affiliates                (12)            (4)            (8)                 -
Profit on disposal of assets                      (1)             -              -                  -
Amounts written off investments                    -              -              1                  -
Changes in operating assets and
 liabilities, net of effect of
 acquisition of subsidiaries:
  Change in receivables                           (6)            (7)             9                  -
  Change in prepaid expenses                     (20)             5            (25)                 -
  Change in other assets                         (14)            (2)            (3)                 -
  Change in accounts payable                      21             10             27                  -
  Change in other liabilities                     15            (16)           124                  -
Income tax paid for unprovided tax
 contingency at fresh-start                       (1)             -              -                  -
                                        -------------  --------------   ------------     --------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                      349             72            170                  -
                                        -------------  --------------   ------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure                             (173)           (50)          (127)                 -
Proceeds from disposal of fixed assets             2              -              -                  -
Cash paid for acquisition of
 subsidiaries, net of cash acquired             (108)             -              -                  -
Repayment/(advance) of loans made to
 affiliates, net                                  13              6             (4)                 -
Disposal of affiliate                              -              -              7                  -
Proceeds from sale and leaseback                  13              -              -                  -
                                        -------------  --------------   ------------     --------------
NET CASH USED IN INVESTING ACTIVITIES           (253)           (44)          (124)                 -
                                        -------------  --------------   ------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Release/(placement) of restricted cash            11            14               2                (36)
Proceeds from new debt                           110             -               -                  -
Repayment of debt                                 (6)            -               -               (160)
Cash paid for financing costs                     (4)            -               -                (22)
Principal element of capital lease
 repayments                                      (31)          (10)            (23)                 -
Proceeds from issuance of common stock             4             -               -                  -
Proceeds from the issue of a
 subsidiary's redeemable preferred stock          12             -               -                  -
                                        -------------  --------------   ------------     --------------
NET CASH PROVIDED BY/(USED IN)
 FINANCING ACTIVITIES                             96             4             (21)              (218)
                                        -------------  --------------   ------------     --------------
Net increase/(decrease) in cash and
 cash equivalents                                192            32              25               (218)
Cash and cash equivalents at beginning
 of period                                        68             -             427                452
Cash and cash equivalents transferred
 from Predecessor Company to
 Reorganized Company                               -           234               -               (234)
                                        -------------  --------------   ------------     --------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          260           266             452                  -
                                        =============  ==============   ============     ==============
Supplementary cash flow information:
Cash paid for interest, net                      (75)           (39)           (61)                 -
Cash received for income taxes, net                2              -              2                  -

See accompanying notes to the unaudited consolidated financial statements


                           TELEWEST GLOBAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      QUARTER ENDED SEPTEMBER 30, 2005

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

On May 12, 2005, Telewest acquired a controlling interest in sit-up Limited ("sit-up"). Telewest completed the acquisition of 100% of the ordinary shares of sit-up on July 7, 2005. sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. sit-up represents a third independent segment of the Group in addition to the cable and content segments. Prior to May 12, 2005, Telewest owned approximately 49.9% of sit-up.

2    BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Group's significant estimates and assumptions include: impairment of goodwill and long-lived assets; capitalization of labor and overhead costs; accounting for debt and financial instruments and valuation of assets and liabilities under fresh-start reporting. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. These unaudited consolidated financial statements and the related footnotes should be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 22, 2005.

                           TELEWEST GLOBAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory for re-sale

Inventory, primarily consisting of consumer goods for re-sale, is valued at the lower of cost or market value using the first-in, first-out ("FIFO") method. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

Derivative instruments and hedging activities

All derivative instruments are recognized at their fair value as assets or liabilities in the Reorganized Company's balance sheet in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, "(SFAS 133") as amended. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated a hedge and if so, the type of hedge and its effectiveness as a hedge. For derivatives, which are not designated as hedges, changes in fair value are recorded immediately in net income/(loss).

For derivatives designated as cash flow hedges, changes in fair value on the effective portion of the hedging instrument are recorded within other comprehensive income until the hedged transaction occurs and are then recorded within net income/(loss). The ineffective portion of a hedge is immediately recorded in earnings. For derivatives designated as fair value hedges, changes in fair value are recorded within net income/(loss).

We seek to reduce our exposure to adverse interest rate fluctuations on borrowings under the bank facilities principally through interest rate swaps. On March 1, 2005 the Group carried out an evaluation of its derivative instruments and hedging activities and as a result designated certain interest rate swap contracts as cash flow hedges (see note 9, "Debt").

We seek to mitigate the foreign exchange risk presented by our Euro- and US Dollar-denominated indebtedness through cross currency swaps. Our cross currency swaps are not designated as hedges.

We use derivative financial instruments solely to hedge specific risks and do not hold them for trading purposes.

Other significant accounting policies

A summary of all other significant accounting policies, which have been consistently applied by the Group during the three and nine months ended September 30, 2005, is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 22, 2005.

4    EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income available to shareholders by the weighted-average number of shares of common stock outstanding during the periods. The periods for the purposes of the calculation of basic and diluted earnings per share are the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005. Diluted earnings per share is computed by adjusting the weighted-average number of shares of common stock outstanding during the periods for all dilutive potential shares of common stock outstanding during the periods and adjusting the net income for any changes in income or loss that would result from the conversion of such potential common stock.

Earnings per share data for the Predecessor Company has not been provided, as it would not be meaningful in the context of the current capital structure.

5    ACQUISITION OF ADDITIONAL EQUITY IN SIT-UP LIMITED

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

The acquisition of the controlling interest was funded with proceeds from borrowings of (pound)110 million under senior secured facilities of the Company's Flextech subsidiaries. Subsequent to the acquisition of the controlling interest on May 12, 2005, sit-up is treated as a consolidated subsidiary of Telewest and sit-up's results of operations have been consolidated with Telewest's. Prior to that date, Telewest accounted for its investment in sit-up using the equity method of accounting. Telewest has recorded the acquisition of sit-up as a step acquisition, and accordingly, sit-up's assets and liabilities have been recorded at amounts equal to (1) 50.1% of estimated fair value at the date of acquisition plus
(2) 49.9% of historical carrying value. The (pound)89 million excess of purchase price over the estimated fair value of 50.1% of sit-up's assets and liabilities combined with Telewest's historical equity method goodwill of (pound)53 million have been recorded as goodwill in the accompanying consolidated balance sheet.

Telewest's total investment in sit-up of (pound)166 million is comprised of (pound)63 million of its historical equity method investment, including goodwill, and (pound)103 million representing the purchase price of the remaining 50.1% interest. This total investment has been provisionally allocated to sit-up's assets and liabilities as follows:

                                                         (POUND) MILLION
                                                         ----------------
Current assets, including cash and cash
  equivalents of (pound)37 million                                    51
Property and equipment                                                 6
Intangible assets subject to amortization - customer
 relationships                                                         -
Intangible assets not subject to amortization:
   Trademarks                                                          -
   Goodwill                                                          142
Other liabilities                                                    (33)
                                                         ----------------
                                                                     166
                                                         ----------------

The foregoing allocation is based on preliminary estimates and may be subject to adjustment upon receipt of additional information in respect of leases and intangible assets, which the Company is currently awaiting.

Subsequent to the acquisition of the controlling interest in sit-up, 1,000,000 redeemable preference shares were issued by sit-up to certain of its key management personnel for a consideration of (pound)12 million. These shares are redeemable over the next two years, 500,000 in 2006 and 500,000 in 2007. The redemption value of these preference shares is linked to the earnings of sit-up for the fiscal years ending December 31, 2005 and 2006, with related redemption taking place in 2006 and 2007, respectively.

The following unaudited pro forma information for Telewest and its consolidated subsidiaries for the nine months ended September 30, 2005 was prepared assuming the acquisition of sit-up and the related financing occurred on January 1, 2005, for the period ended September 30, 2005. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the sit-up acquisition had occurred on January 1, 2005.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              NINE MONTHS
(AMOUNTS IN (POUND)MILLIONS, EXCEPT SHARE AND                       ENDED
 PER SHARE DATA)                                            SEPTEMBER 30,
                                                                     2005
                                                             -------------
                                                              REORGANIZED
                                                                  COMPANY
                                                             -------------
REVENUE
  Consumer Sales Division                                             757
  Business Sales Division                                             188
                                                             -------------
  Total Cable Segment                                                 945
  Content Segment                                                      96
  sit-up Segment                                                      156
                                                             -------------
  Total revenue                                                     1,197
                                                             -------------
OPERATING COSTS AND EXPENSES
  Cable segment expenses                                              210
  Content segment expenses                                             56
  sit-up segment expenses                                             116
  Depreciation                                                        302
  Amortization                                                         28
  Selling, general and administrative expenses                        379
                                                              ------------
                                                                    1,091
                                                              ------------
OPERATING INCOME                                                      106
OTHER INCOME/(EXPENSE)
  Interest income                                                      17
  Interest expense (including amortization of debt
   discount)                                                         (110)
  Foreign exchange losses, net                                         (8)
  Share of net income of affiliates                                    16
  Other, net                                                            1
                                                              -----------
INCOME BEFORE INCOME TAXES                                             22
  Income tax benefit                                                    1
                                                              -----------
NET INCOME                                                             23
                                                              ===========
Basic and diluted earnings per share of common stock          (pound)0.09
Weighted average number of shares of common stock -
 (millions)                                                           245


Pro forma adjustments reflect the revenue, segment expenses, depreciation and SG&A for sit-up for the period January 1, 2005 to May 11, 2005. Interest income and expense have been adjusted to reflect the interest income earned by sit-up during the above period and the additional interest expense that would have been incurred by Telewest to fund the acquisition at January 1, 2005. Share of net income of affiliates has been adjusted to reverse the equity accounting of sit-up for the period presented.

Pro forma financial information for the three months ended September 30, 2005 has not been presented as sit-up is a consolidated subsidiary of the Reorganized Company during this period, therefore there are no differences as compared to the Consolidated Statement of Operations.

Comparable pro forma financial information for the three and nine months ended September 30, 2004 has not been presented since such pro forma information would not be meaningful as a result of the financial restructuring of the Predecessor Company during 2004.

6    PROPERTY AND EQUIPMENT

                                           SEPTEMBER 30,      DECEMBER 31,
                                                    2005              2004
                                          ---------------    --------------
                                             REORGANIZED       REORGANIZED
                                                 COMPANY           COMPANY
                                         (POUND) MILLION   (POUND) MILLION
                                          ---------------    --------------

Land and buildings                                  79                76
Cable and ducting                                2,393             2,310
Electronic equipment                               713               632
Other equipment                                    170               156
                                          ---------------    --------------
                                                 3,355             3,174
Less: Accumulated depreciation                    (499)             (200)
                                          ---------------    --------------
PROPERTY AND EQUIPMENT, NET                      2,856             2,974
                                          ---------------    --------------

During the three and nine months ended September 30, 2005, the Company entered into capital leases of (pound)11 million and (pound)33 million, respectively. These leases included (pound)1 million and (pound)13 million, respectively, relating to sale and leaseback arrangements. These capital leases are for equipment related to the implementation of Video-on-Demand
(VOD), motor vehicles and other equipment.

7    INTANGIBLE ASSETS

                                          SEPTEMBER 30,      DECEMBER 31,
                                                   2005              2004
                                         ---------------    --------------
                                            REORGANIZED       REORGANIZED
                                                COMPANY           COMPANY
                                        (POUND) MILLION   (POUND) MILLION
                                         ---------------    --------------
Customer lists                                    298               298
Trade names                                        34                34
                                         ---------------    --------------
                                                  332               332
Less: Accumulated amortization                    (46)              (18)
                                         ---------------    --------------
INTANGIBLE ASSETS, NET                            286               314
                                         ---------------    --------------

Customer lists are amortized over a period of eight years from fresh-start date, July 1, 2004, which represents the estimated customer life as determined at fresh-start. Trade names are deemed to have indefinite lives, and therefore, no amortization expense is recognized. The carrying value of trade names is subject to an annual impairment review, or more frequently should events occur that indicate that an impairment is likely.

The following table reflects the estimated amortization of existing intangible assets over the periods indicated:

                                                            (POUND) MILLION

Within one year                                                     37
One to two years                                                    38
Two to three years                                                  37
Three to four years                                                 38
Four to five years                                                  37
After five years                                                    65
                                                            -----------
                                                                   252
                                                            -----------


8 REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS AND GOODWILL

                                              SEPTEMBER 30,      DECEMBER 31,
                                                       2005              2004
                                             ---------------   --------------
                                                 REORGANIZED      REORGANIZED
                                                     COMPANY          COMPANY
                                             (POUND) MILLION  (POUND) MILLION
                                             ---------------   --------------
Reorganization value in excess of
 amounts allocable to identifiable assets               426              425
Goodwill arising on purchase of sit-up
 (see note 5)                                           142                -
                                             ---------------   --------------
                                                        568              425
                                             ---------------   --------------

The goodwill arising on the acquisition of sit-up is based on a preliminary estimate of fair values. The value of goodwill may be subject to adjustment during the allocation period of up to one year from date of acquisition, upon receipt of additional information in respect of leases and intangible assets, which the Company is currently awaiting.

9    DEBT

                                                SEPTEMBER 30,       DECEMBER 31,
                                                        2005               2004
                                              ---------------    --------------
                                                 REORGANIZED        REORGANIZED
                                                     COMPANY            COMPANY
                                             (POUND) MILLION    (POUND) MILLION
                                              ---------------    --------------
TCN Group bank facilities                               40                20
Flextech Group bank facilities                          14                 -
Other debt                                               1                 1
                                              ---------------    --------------
Debt repayable within one year                          55                21
TCN Group bank facilities repayable after
 more than one year                                  1,661             1,680
Flextech Group bank facilities repayable
 after more than one year                               96                 -
Other debt repayable after more than one year            4                 6
                                              ---------------    --------------
Total debt                                           1,816             1,707
                                              ---------------    --------------

On May 10, 2005, the Company's Flextech subsidiaries entered into a new senior secured bank facility to finance the acquisition of sit-up, (the "Flextech Group bank facilities").

This facility consists of (pound)110 million in term loans, which were fully drawn in connection with the acquisition and a (pound)20 million revolving credit facility, which was undrawn at September 30, 2005. The term loans are to be repaid in semi-annual installments commencing December 31, 2005, with final maturity on June 30, 2009. Interest rates on the facility start at 1.75% above LIBOR with leverage ratchets down to 1% above LIBOR. The facility is secured by the assets of certain Flextech subsidiaries and sit-up along with Telewest's 50% share of the issued equity of UKTV.

The TCN Group debt facilities bear interest at floating rates between 1.50% (ratchet permitting) and 4.00% above LIBOR, so the Group is exposed to variable cash flows arising from changes in LIBOR. The Group seeks to reduce its exposure to adverse interest rate fluctuations on borrowings under its bank facilities principally through interest rate swaps entered into by TCN. The Group's interest rate swaps provide for payments at a fixed rate of interest (ranging from 4.61% to 6.31%) and the receipt of payments based on a variable rate of interest. These swaps mature on October 15, 2007. During the second quarter of 2005, TCN entered into additional interest rate swaps to extend the period the TCN Group bank facilities were hedged for, by an additional three months to January 2008. In addition to this, Flextech Broadband Limited entered into an interest rate swap to mitigate the floating interest rate risk represented by the new Flextech Group bank facilities. The new interest rate swap hedges (pound)66 million of notional bank debt and matures on June 30, 2009.

The aggregate amount outstanding under the TCN Group and Flextech Group bank facilities at September 30, 2005 was (pound)1,811 million and the aggregate notional principal amount of the interest rate swaps was (pound)1,065 million.

The TCN interest rate swap contracts entered into in the fourth quarter of 2004 qualified for hedge accounting under SFAS 133 from March 1, 2005. Consequently any changes in their fair value have been accounted for through the Statement of Operations for January and February 2005, and through other comprehensive income when hedge accounting was effective from March 1, 2005. The two additional interest rate swaps executed in the second quarter of 2005 also qualify for hedge accounting under SFAS 133 from the date of their execution and changes in fair value have been accounted for through other comprehensive income when hedge accounting was effective.

The signing of an Agreement and Plan of Merger with NTL on October 2, 2005 has led the Group to re-assess the likelihood of the underlying forecasted debt interest payments occurring. The Group reduced its estimate of the likelihood of the underlying forecasted debt interest payments occurring, from probable to less than probable. Based on that assessment the Group discontinued hedge accounting with effect from that date. As a result, future changes in the fair value of the instruments previously designated as cash flow hedges will be accounted for as a component of net income rather than other comprehensive income. At September 30, 2005 these instruments had a total fair value of (pound)38 million payable by the Group. The accumulated balance recorded in other comprehensive income in respect of these instruments was a (pound)7 million loss and a net loss of (pound)1 million was recognized in interest expense during the nine months ended September 30, 2005, representing the ineffective component of the hedge. The accumulated balance recorded in other comprehensive income has been deferred and will be reclassified into earnings as the forecasted debt interest payments affect earnings or whenever the Group assesses that it is probable that the forecasted debt interest payments will not occur.

10.    COMPREHENSIVE INCOME/(LOSS)

SFAS 130, "Reporting Comprehensive Income", establishes standards for the reporting of comprehensive income and its components in the financial statements. Other comprehensive income/(loss) currently represents gains and losses on derivative instruments qualifying as cash flow hedges to hedge the variability of cash flows to be received or paid related to a recognized asset or liability.


                      THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS         SIX MONTHS
                             ENDED             ENDED             ENDED             ENDED              ENDED
                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,           JUNE 30,
                              2005              2004              2005              2004               2004
                      -------------     -------------     -------------     -------------        -----------
                        REORGANIZED       REORGANIZED       REORGANIZED       REORGANIZED         PREDECESSOR
                            COMPANY           COMPANY           COMPANY           COMPANY             COMPANY
                    (POUND) MILLION  (POUND) MILLION    (POUND) MILLION   (POUND) MILLION     (POUND) MILLION
                      -------------     -------------     -------------     -------------        -----------
Net income/(loss)
  as reported                  5              (29)                25               (29)               (130)
Other comprehensive
  income/(loss),
  net of taxes:
  Net gain/(loss)
    on derivative
    instruments,
    net of taxes               7                -                 (7)                -                   -
                      -------------     -------------     -------------     -------------        -----------
Other comprehensive
  income/(loss)                7                -                 (7)                -                   -
                      -------------     -------------     -------------     -------------        -----------
Total comprehensive
  income/(loss),
  net of taxes                12              (29)                18               (29)               (130)
                      -------------     -------------     -------------     -------------        -----------


11    COMMITMENTS AND CONTINGENCIES

RESTRICTED CASH
At September 30, 2005, the Group had cash restricted as to use of (pound)15 million (December 31, 2004: (pound)26 million), representing cash, which provides security for leasing and other obligations, and cash held in trust to settle plc restructuring and liquidation expenses.

LEGAL MATTERS
The Group is a party to various legal proceedings in the ordinary course of business, which it does not believe, will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

12    STOCK-BASED COMPENSATION

Under the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, ("SFAS 123") stock-based compensation expense is measured at the grant date using the Black-Scholes model. Awards with graded vesting are treated as separate awards and accordingly the fair value is separately measured based on the different expected lives for the awards that vest each year. Compensation cost is recognized using the graded-vesting attribution method.

The Reorganized Company has recognized (pound)2 million and (pound)8 million of stock-based compensation expense during the three and nine months ended September 30, 2005, respectively, (three and nine months ended September 30, 2004: (pound)3 million), as a result of awards granted over 10,208,108 shares of the Company's common stock. Details of the recognized fair value and related assumptions for each plan type are disclosed below. The Group does not expect to pay a dividend on its common stock at any time during the expected life of any outstanding option. In determining assumptions in respect of the Group's application of SFAS 123, the Group expects the performance criteria within its option plans to be met. The performance conditions within the Group's option plans are based on performance against annual budgets for each year of vesting under the graded vesting arrangements.

If the Predecessor Company had applied the provisions of SFAS 123, the Predecessor Company's net loss would have been reported as the pro forma amounts indicated below:

                                                     SIX MONTHS ENDED
                                                             JUNE 30,
                                                                2004
                                                       --------------
                                                         PREDECESSOR
                                                             COMPANY
                                                     (POUND) MILLION
                                                    -----------------
 Net loss as reported                                          (130)
                                                    -----------------
 Pro forma net loss                                            (130)
                                                    -----------------

The following tables summarize the fair values of the options, restricted stock and stock appreciation rights for the nine-month period ended September 30, 2005:

                                                                STOCK OPTIONS
                               -----------------------------------------------------------------------------------------------
EXERCISE PRICE (US$)(4)          13.70(1)    13.70(2)    13.70(3)     16.00(1)     16.00(2)    0.01(1)    22.58(2)    22.58(3)

Number outstanding at
  beginning of period           7,653,629     11,711      900,969           -           -      911,117          -           -
Granted                            28,378          -            -      42,278     240,880       15,353    154,977      35,251
Exercised                        (330,427)         -      (89,426)     (2,207)    (29,621)     (74,006)         -           -
Forfeited                        (171,404)         -      (17,020)          -     (10,000)           -          -           -
                               -----------------------------------------------------------------------------------------------
Number outstanding at
  end of period                 7,180,176     11,711      794,523      40,071     201,259      852,464    154,977      35,251
                               -----------------------------------------------------------------------------------------------
For options
  granted in the period:

Weighted average fair value
  at date of grant (US$)             5.73          -            -        7.42        4.88        19.33       7.41        6.44

Weighted average fair value
  at date of grant ((pound))         3.06          -            -           -        2.61        10.67       4.21        4.40

Weighted average share price
  at date of grant (US$)            16.00          -            -       20.14       19.34        19.34      22.58       22.01

Weighted average expected
  life (years)                       3.3           -            -        3.0         3.4           3.1        3.9         3.7

Weighted average expected
  volatility (%)                      35           -            -         31          36            32         35          32

Weighted average risk-free
  rate (%)                           3.4           -            -        3.7         3.4           3.5        3.8         4.0

Weighted average expected
  dividend yield (%)                 0.0           -            -        0.0         0.0           0.0        0.0         0.0


(1)     Stock options with exercise price below market price on date of grant.
(2)     Stock options with exercise price equal to the market price on date of grant.
(3)     Stock options with exercise price above market price on date of grant.
(4)     All options granted by the Company were at the exercise prices disclosed.

                                           RESTRICTED             STOCK
                                             STOCK             APPRECIATION
                                                                 RIGHTS
                                           ----------          ------------
Number outstanding at
  beginning of period                        325,628                     -
Granted                                       94,267                     -
Exchanged (5)                               (245,000)              245,000
Forfeited                                     (5,176)                    -
                                           ----------          ------------
Number outstanding at
  end of period                              169,719               245,000
                                           ----------          ------------

For restricted stock/stock appreciation
  rights granted/exchanged in the period:

Weighted average fair value
  at date of grant (US$)                       16.00                 17.68

Weighted average fair value
  at date of grant ((pound))                    8.55                  9.41


(5) On April 1, 2005, the Company entered into definitive employment and equity agreements with B. R. Elson, its Acting Chief Executive Officer. In connection with the execution of the employment agreement, Mr. Elson and the Company also agreed to substitute an award of 245,000 stock appreciation rights for the 245,000 shares of restricted stock previously granted to Mr. Elson on July 16, 2004. The stock appreciation rights vest quarterly in arrears over a 3-year period commencing on July 1, 2004. On July 19, 2008 or Mr. Elson's termination of employment, whichever is earlier, each vested stock appreciation right shall be converted into a stock unit and Mr. Elson will be paid, for each stock unit, an amount of cash equal to the fair market value of a share of the Company's common stock on the payment date. Upon the grant of the stock appreciation rights, the grant of restricted stock made to Mr. Elson on July 16, 2004 was cancelled. As at September 30, 2005 the Company has recognised a liability of (pound)1 million in respect of this stock appreciation rights arrangement.

The fair values of options, restricted stock and stock appreciation rights have been translated to pounds sterling ((pound)) at the US$ to (pound) exchange rate prevailing on the date of each grant.

The weighted-average remaining contractual life for options outstanding at September 30, 2005 is 8.8 years.

On October 2, 2005, NTL Incorporated, a Delaware corporation ("NTL"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with the Company and Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of NTL ("Merger Subsidiary"). The Merger Agreement provides among other things that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Telewest, with Telewest continuing as the surviving corporation and a wholly owned subsidiary of NTL (the "Merger"). The terms of the Company's stock option, restricted stock and stock appreciation rights agreements for certain employees contain provisions that provide for acceleration of vesting of outstanding unvested stock awards on the occurrence of an "acceleration event." The Merger represents an acceleration event as defined by the terms of these agreements and therefore upon consummation of the Merger, the Company will accelerate vesting of outstanding unvested stock for certain employees. The impact of accelerated vesting would be to increase stock-based compensation expense during the period in which the Merger is consummated as compared to stock-based compensation expense in the three months ended September 30, 2005.

13    SEGMENT INFORMATION

The Company operates in three segments: cable, content and sit-up. For the cable segment the chief operating decision-maker receives performance and subscriber data for each of our telephony, television and internet product lines; however, support, service and network costs are compiled only at the cable segment level. The content segment supplies TV programming to the UK pay-television broadcasting market and sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. Each of the content and sit-up segments' operating results, which are separate from the cable segment, are regularly reviewed separately by the chief operating decision-maker. Revenues derived by the content segment from the cable segment are eliminated on consolidation.




                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                                     2005                 2004
                                                             -------------     ----------------
                                                              REORGANIZED          REORGANIZED
                                                                  COMPANY              COMPANY
                                                          (POUND) MILLION      (POUND) MILLION
                                                             -------------     ----------------

CABLE SEGMENT
Consumer Sales Division revenue                                       249                 238
Business Sales Division revenue                                        64                  63
                                                             -------------     ----------------
THIRD PARTY REVENUE                                                   313                 301
Operating costs and expenses (before depreciation
 and amortization)                                                   (181)               (183)
                                                             -------------     ----------------
ADJUSTED EBITDA including inter-segment costs                         132                 118
Inter-segment costs (1)                                                 3                   2
                                                             -------------     ----------------
ADJUSTED EBITDA                                                       135                 120
                                                             -------------     ----------------

CONTENT SEGMENT
Content Segment revenue                                                36                  29
Operating costs and expenses (before depreciation and
  amortization)                                                       (27)                (25)
ADJUSTED EBITDA including inter-segment revenues                        9                   4
Inter-segment revenues (1)                                             (3)                 (2)
                                                             -------------     ----------------
ADJUSTED EBITDA                                                         6                   2
                                                             -------------     ----------------
SIT-UP SEGMENT
sit-up Segment revenue                                                 58                   -
Operating costs and expenses (before depreciation and
   amortization)                                                      (57)                  -
                                                             -------------     ----------------
ADJUSTED EBITDA                                                         1                   -
                                                             -------------     ----------------

RECONCILIATION TO OPERATING INCOME
Cable Segment Adjusted EBITDA                                         135                 120
Content Segment Adjusted EBITDA                                         6                   2
sit-up Segment Adjusted EBITDA                                          1                   -
                                                             -------------     ----------------
                                                                      142                 122
Depreciation                                                          (99)               (103)
Amortization                                                          (10)                 (9)
                                                             -------------     ----------------
OPERATING INCOME                                                       33                  10
                                                             =============     ================


(1) Inter-segment revenues are revenues of our content segment, which are costs in our cable segment and which are eliminated on consolidation.


                                               NINE MONTHS        NINE MONTHS         SIX MONTHS
                                                     ENDED              ENDED              ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,           JUNE 30,
                                                      2005               2004               2004
                                           ----------------   ----------------   ----------------
                                               REORGANIZED        REORGANIZED        PREDECESSOR
                                                   COMPANY            COMPANY            COMPANY
                                           (POUND) MILLION    (POUND) MILLION    (POUND) MILLION
                                           ----------------   ----------------   ----------------

CABLE SEGMENT
Consumer Sales Division revenue                        757               238                470
Business Sales Division revenue                        188                63                130
                                           ----------------   ----------------   ----------------
THIRD PARTY REVENUE                                    945               301                600
Operating costs and expenses (before
 depreciation, amortization and financial
 restructuring charges)                               (534)             (183)              (369)
                                           ----------------   ----------------   ----------------
ADJUSTED EBITDA including inter-segment
  costs                                                411               118                231
Inter-segment costs (1)                                  8                 2                  5
                                           ----------------   ----------------   ----------------
ADJUSTED EBITDA                                        419               120                236
                                           ----------------   ----------------   ----------------
CONTENT SEGMENT
Content Segment revenue                                104                29                 59
Operating costs and expenses (before
 depreciation, amortization and financial
 restructuring charges)                                (82)              (25)               (46)
                                           ----------------   ----------------   ----------------
ADJUSTED EBITDA including inter-segment
  revenues                                              22                 4                 13

Inter-segment revenues (1)                              (8)               (2)                (5)
                                           ----------------   ----------------   ----------------
ADJUSTED EBITDA                                         14                 2                  8
                                           ----------------   ----------------   ----------------
SIT-UP SEGMENT
sit-up Segment revenue                                  82                 -                  -
Operating costs and expenses (before
 depreciation, amortization and financial
 restructuring charges)                                (81)                -                  -
                                           ----------------   ----------------   ----------------
ADJUSTED EBITDA                                          1                 -                  -
                                           ----------------   ----------------   ----------------
RECONCILIATION TO OPERATING INCOME
Cable Segment Adjusted EBITDA                          419               120                236
Content Segment Adjusted EBITDA                         14                 2                  8
sit-up Segment Adjusted EBITDA                           1                 -                  -
                                           ----------------   ----------------   ----------------
                                                       434               122                244
Financial restructuring charges                          -                 -                (21)
Depreciation                                          (301)             (103)              (184)
Amortization                                           (28)               (9)                 -
                                           ----------------   ----------------   ----------------
OPERATING INCOME                                       105                10                 39
                                           ================   ================   ================

(1) Inter-segment revenues are revenues of our content segment, which are costs in our cable segment and which are eliminated on consolidation.


14    SUBSEQUENT EVENTS

On October 2, 2005, NTL Incorporated, a Delaware corporation ("NTL"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with the Company and Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of NTL ("Merger Subsidiary"). The Merger Agreement provides among other things that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Telewest, with Telewest continuing as the surviving corporation and a wholly owned subsidiary of NTL (the "Merger"). Further details relating to the Merger and the Merger Agreement are included in a Form 8-K filed by the Company with the SEC on October 6, 2005.

On October 1, 2005, the Company's Compensation Committee approved amendments to the outstanding stock options and restricted stock held by its named executive officers and certain of its other employees. Further details relating to these amendments are included in a Form 8-K filed by the Company with the SEC on October 6, 2005.

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

The presentation of the Company's financial results of operations for the nine months ended September 30, 2005 differs from that of our predecessor due to the financial restructuring, and it may be difficult to compare the Company's future performance to the historical performance of our predecessor. In particular, as a result of the completion of our predecessor's financial restructuring:

     o (pound)3,282 million of notes and debentures and (pound)479 million of unpaid accrued interest reflected on our predecessor's balance sheet were extinguished. In addition, as part of the financial restructuring, the senior secured credit facility entered into by TCN, now a wholly owned subsidiary of the Company, was amended. As part of the amendment process, (pound)160 million outstanding under the prior facility was repaid. The final results of operations of our predecessor included a gain on the extinguishment of its outstanding notes and debentures. The Company's indebtedness and related interest expense has been substantially reduced.

     o The Company adopted fresh-start reporting with effect from July 1, 2004 in accordance with Statement of Position 90-7, "Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, the Company established a new accounting basis, and recorded its existing assets and liabilities at their respective fair values. As a result of the application of fresh-start reporting, the Company's balance sheets as at September 30, 2005 and December 31, 2004 and results of operations for the three and nine months ended September 30, 2005 and the three months ended September 30, 2004 are not comparable in many material respects to the balance sheet and results of operations reflected in our predecessor's historical financial statements for periods prior to July 1, 2004.

Following completion of the financial restructuring, we adopted a new long-range plan for the restructured business. The new plan builds on and strengthens the prior long-range plan and includes an emphasis on product innovation, with the introduction of video-on-demand ("VOD") in January 2005 and, following a pilot in December 2005, the national launch of digital video recorder ("DVR") enabled set-top boxes in the first quarter of 2006.

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


SUBSEQUENT EVENTS

On October 2, 2005, NTL Incorporated, a Delaware corporation ("NTL"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with the Company and Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of NTL ("Merger Subsidiary"). The Merger Agreement provides among other things that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Telewest, with Telewest continuing as the surviving corporation and a wholly owned subsidiary of NTL (the "Merger"). Further details relating to the Merger and the Merger Agreement are included in a Form 8-K filed by the Company with the Securities and Exchange Commission on October 6, 2005.

On October 1, 2005, the Company's Compensation Committee approved amendments to the outstanding stock options and restricted stock held by its named executive officers and certain of its other employees. Further details relating to these amendments are included in a Form 8-K filed by the Company with the SEC on October 6, 2005.

RESULTS OF OPERATIONS

The following represents a discussion of results of operations for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004. The results of operations for the three and nine months ended September 30, 2005 and the three months ended September 30, 2004 represent our results, and the results of operations for the nine months ended September 30, 2004 represent those of our predecessor for the first six months of 2004, prior to its financial restructuring, combined with our results for the nine months ended September 30, 2004, ("Combined Companies").

We operate in three segments: cable, content and sit-up. For the cable segment our chief operating decision-maker receives performance and subscriber data for each of our telephony, television and internet product lines; however, support, service and network costs are compiled only at the cable segment level. The content segment supplies TV programming to the UK pay-television broadcasting market and sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. Each of the content and sit-up segments' operating results, which are separate from the cable segment, are regularly reviewed separately by the chief operating decision-maker. Revenues derived by the content segment from the cable segment are eliminated on consolidation.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Consolidated revenue increased by (pound)76 million or 23.2% from (pound)328 million for the three months ended September 30, 2004 to (pound)404 million for the three months ended September 30, 2005. The increase was attributable to a (pound)12 million or 4.0% increase in cable segment revenue, a (pound)6 million or 22.2% increase in content segment revenue and a (pound)58 million contribution to revenue from the sit-up segment.

Cable Segment

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------
                                             REORGANIZED       REORGANIZED            %
                                               COMPANY          COMPANY           INCREASE
                                           ---------------   ---------------   ---------------
Revenue (in millions)
     Consumer sales division               (pound) 249       (pound) 238            4.6%
     Business sales division                        64                63            1.6%
                                           ---------------   ---------------
     Total cable segment                   (pound) 313       (pound) 301            4.0%
                                           ---------------   ---------------
Cable segment Adjusted EBITDA              (pound) 135       (pound) 120           12.5%
                                           ---------------   ---------------

Cable segment revenue increased primarily as a result of the increase in revenue in the consumer sales division.

Cable segment Adjusted EBITDA increased principally as a result of increases in consumer sales division revenue and a decrease in operating costs and expenses.

Consumer Sales Division

Consumer sales division revenue represents a combination of consumer cable television revenue, consumer cable telephony revenue, and consumer internet revenue.

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------
                                             REORGANIZED       REORGANIZED            %
                                               COMPANY          COMPANY            INCREASE
                                           ---------------   ---------------   ---------------
Revenue (in millions)
  Total Consumer Sales Division             (pound) 249       (pound) 238            4.6%
                                           ===============   ===============   ===============

Homes passed and marketed (1)                    4,698,067         4,686,799         0.2%
Total customer relationships (2)                 1,848,096         1,769,263         4.5%
Customer penetration                                  39.3%             37.7%        4.2%
Revenue Generating Units ("RGUs") (3)            3,955,205         3,539,185        11.8%
Average monthly revenue per customer (4)      (pound)45.17      (pound)45.05         0.3%
Average monthly churn (5)                              1.4%              1.2%       16.7%
Customers subscribing to two or more
  services                                       1,459,848         1,338,632         9.1%
Dual or triple penetration                            79.0%             75.7%        4.4%
Customers subscribing to three services
 ("triple play")                                   647,261           431,290        50.1%
"Triple-play" penetration                             35.0%             24.4%       43.4%

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

Consumer sales division revenue increased by (pound)11 million or 4.6%. The increase was primarily from an increase in customer relationships and ARPU, in each case primarily as a result of a growth in blueyonder broadband internet penetration.

Consumer television revenue increased for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to an increase in customers, price rises of (pound)1 on our lower-tier digital packages in November 2004 and selected price rises on our premium channels, partially offset by a reduction in premium revenue. The increase in the number of subscribers resulted principally from the growth in the number of blueyonder broadband internet service subscribers from the third quarter of 2004 to the third quarter of 2005, and our success in bundling blueyonder broadband internet services with our television services.

Consumer telephony revenue decreased for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily due to a continued decline in fixed-line telephony usage, offset in part by an increase in subscribers, migration to unmetered packages and by selected price increases.

Consumer internet revenue increased for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily due to an increase in blueyonder broadband internet subscribers, partially offset by a decrease in blueyonder broadband internet ARPU.

Overall, the consumer sales division's average monthly revenue per customer increased primarily due to increased RGUs per customer, driven in large part by continued growth in blueyonder broadband internet penetration, and selective television price increases partially offset by declines in broadband and telephony ARPU.

The increases in "dual or triple penetration" of 3.3 percentage points and "triple play" penetration of 10.6 percentage points were primarily a result of the growth in the number of subscribers to our broadband internet services, who generally also subscribe to one or more of our consumer television or consumer telephony products. As at September 30, 2005, approximately 94% of our blueyonder broadband internet subscribers took at least one additional service of either consumer television or consumer telephony products and approximately 70% took all three services.

During the three months ended September 30, 2005, total residential customer relationships increased by 10,905. This increase resulted principally from promotional campaigns, such as our "Togetherness" campaign which bundles blueyonder broadband internet or telephony with our television service.

This increase in total customer relationships and the increases in "dual" and "triple play" penetration is reflected in the growth of RGUs, which grew by 81,413 in the three months ended September 30, 2005. Consequently, RGUs per customer increased from 2.00 at September 30, 2004 to 2.14 at September 30, 2005. Approximately 38% of customer acquisitions in the three months ended September 30, 2005 subscribed to the full "triple play".

Average monthly churn increased from 1.2% for the three months ended September 30, 2004 to 1.4% for the three months ended September 30, 2005 due primarily to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.

We anticipate further growth in total customer relationships, RGUs per customer and lower churn. However, overall revenue growth for the consumer sales division is contingent upon, among other things, continued growth in consumer demand for our service offerings generally, and broadband internet services in particular, as well as our ability to manage customer churn.


        Consumer Television

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------          %
                                             REORGANIZED       REORGANIZED        INCREASE/
                                               COMPANY           COMPANY         (DECREASE)
                                           ---------------   ---------------   ---------------

Cable television subscribers - digital          1,228,164         1,078,623         13.9%
Cable television subscribers - analog             120,408           218,681        (44.9%)
                                           ---------------   ---------------
Total cable television subscribers              1,348,572         1,297,304          4.0%
                                           ===============   ===============

Television ready homes passed and
  marketed                                      4,698,067         4,686,799          0.2%

Digital ready homes passed and marketed         4,503,909         4,405,162          2.2%
Percentage of digital subscribers to
 total subscribers                                   91.1%             83.1%         9.6%
Television penetration                               28.7%             27.7%         3.6%
Average monthly revenue per CATV
  subscriber                                 (pound)20.89     (pound) 20.72          0.8%
Average monthly churn                                 1.8%              1.4%        28.6%


Total consumer television customers and television penetration increased during the three months ended September 30, 2005. These increases resulted primarily from promotions, which bundled TV with blueyonder broadband internet and/or consumer telephony services. Bundled promotions included "Togetherness," which bundled our "Starter" cable television package with our broadband internet and/or telephony services.

We are in the process of upgrading parts of the few areas covered by our network that are not yet digital and we now deliver digital services to approximately 96% of our network. As a result of this substantially completed roll-out, our consumer television customers continue to migrate from our analog services to our digital services, where in aggregate, they generate higher monthly revenues. We estimate that we will be fully digital by the end of 2006, at which point we intend to switch off our analog signal. Switching off the analog signal will free up significant amounts of bandwidth in our network, which will allow extra capacity for VOD, High Definition TV (HDTV), broadband speed increases and other services. In addition, we expect the switch off of our analog signal to simplify our operations, reduce costs and potentially reduce fault rates and churn.

Average monthly revenue per television subscriber increased primarily due to price rises of (pound)1 on our lower-tier digital packages in November 2004 and selected price rises on our premium channels during 2004, partially offset by a reduction in premium revenue. We also implemented selected television price increases from July 1, 2005, which we expect to have a positive impact on average monthly revenue per customer, although they may have an adverse impact on average monthly churn. We plan to increase prices on some of our digital television packages during 2006.

Average monthly churn increased for the three months ended September 30, 2005 as compared to the corresponding period in 2004 primarily due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.

Our VOD roll-out is continuing and as at November 10, 2005 is now available to approximately 776,000, or 62% of our digital TV subscribers. We plan to complete the national roll-out by the end of this year, earlier than initially anticipated. The service is branded "Teleport" and we have recently expanded the content available, including an increase in the number of movie titles to over 300. We expect to launch a music on demand service later this month.

We are planning to pilot a DVR service with a number of customers in early December 2005. At the same time, we will be pre-registering customers on our website, ahead of the full national commercial launch early in the first quarter of 2006. We have branded the service "TV Drive" and it will be charged at (pound)10 to (pound)15 per month. TV Drive customers will receive a 160Gb, three tuner, HDTV compatible Scientific Atlanta DVR. For an extra (pound)5 per month, customers can use their existing digital set-top box as a second box in the home (additional outlet), representing a (pound)10 discount on current pricing.

We plan to launch HDTV at the same time, becoming the first platform in the UK to offer HDTV to our DVR customers. We have recently secured HDTV content from the BBC and others and we plan to extend this over the coming months.

We expect these new services to contribute to customer acquisition and customer retention as they are introduced across our customer base.

        Consumer Telephony

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------          %
                                             REORGANIZED       REORGANIZED        INCREASE/
                                               COMPANY           COMPANY         (DECREASE)
                                           ---------------   ---------------   ---------------
"Talk Weekends" (and previously
   "3-2-1") telephony subscribers               1,027,271         1,082,125         (5.1%)
"Talk Unlimited" and "Talk Evenings
   and Weekends" telephony subscribers            659,176           552,534         19.3%
                                           ---------------   ---------------
Total residential telephony subscribers         1,686,447         1,634,659          3.2%
                                           ===============   ===============

Telephony ready homes passed and
  marketed                                      4,696,439         4,682,002          0.3%
Telephony penetration                                35.9%             34.9%         2.9%
Average monthly revenue per subscriber       (pound)22.35      (pound)23.53         (5.0%)
Average monthly churn                                 1.4%              1.2%        16.7%


The increase in total residential telephony subscribers resulted primarily from promotions, which bundled residential telephony services with blueyonder broadband internet and/or television services.

At the start of 2005, we withdrew our "3-2-1" metered telephony package from sale to new customers, and from July 1, 2005, we migrated all of our existing "3-2-1" subscribers to "Talk Weekends", which gives subscribers free local and national calls at weekends. This package is charged at (pound)10.50 per month compared to (pound)10 per month for the "3-2-1" service.

"Talk Unlimited" is our 24-hour, 7 day-a-week fixed-fee residential telephony package with unlimited local and national calls (excluding calls to non-geographic, premium rate and mobile telephone numbers) in the UK. This service is successful in attracting new customers to our services, and also generates higher average revenue per customer from existing subscribers who migrate from our "Talk Weekends" telephony services.

"Talk Evenings and Weekends," is our telephony package offering unlimited local and national evening and weekend calls (excluding calls at anytime to non-geographic, premium rate and mobile telephone numbers, and local and national calls between 6.00 am and 6.00 pm Monday to Friday) to anywhere in the UK (including line rental) at a flat monthly rate. In addition, we offer "Talk International," an "add-on" service, which offers reduced rates to all international destinations at a fixed monthly rate of (pound)3 per month, and is available to all of our telephony subscribers. We also offer "Talk Mobile," which gives subscribers significant discounts on calls to mobiles for a flat rate of (pound)1.50 per month on top of the usual line rental charge.

We have continued our strategy of migrating customers to flat rate packages to minimize the impact of declining telephony usage. As a result of these efforts, the number of subscribers to our "Talk Unlimited" and "Talk Evenings and Weekends" flat rate telephony packages continues to increase at the expense of our "Talk Weekends" services. At September 30, 2005, 39% of all telephony subscribers were on a "Talk" flat rate package, i.e. "Talk Unlimited" and "Talk Evenings and Weekends", compared with 34% at September 30, 2004.

The number of telephony subscribers decreased by 2,765 during the three months ended September 30, 2005. Customer acquisition was impacted as marketing and promotions during the three months focused more on our broadband and television services. Telephony remains an important element of our bundled offering and is likely to have increased focus in future marketing campaigns.

The decrease in average monthly revenue per telephony subscriber was primarily due to the declining overall volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones (known as "call substitution"), the complete substitution of mobile phones for fixed-line phones by some customers and reductions in second line penetration as customers migrate from dial-up internet services to our blueyonder broadband internet services, partially offset by some selected price increases.

Average monthly telephony subscriber churn increased primarily due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.

        Consumer Internet

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------          %
                                             REORGANIZED       REORGANIZED        INCREASE/
                                               COMPANY           COMPANY         (DECREASE)
                                           ---------------   ---------------   ---------------
Consumer internet subscribers:
Blueyonder broadband                              920,186           607,222         51.5%
Blueyonder "SurfUnlimited"                         49,542           127,745        (61.2%)
Blueyonder pay-as-you-go                           23,645            39,196        (39.7%)
                                           ---------------   ---------------
Total consumer internet subscribers               993,373           774,163         28.3%
                                           ===============   ===============

Blueyonder Broadband:
Broadband ready homes passed and
    marketed                                    4,503,909         4,405,162          2.2%
Broadband internet penetration                       20.4%            13.8%         47.8%
Average monthly revenue per broadband
 internet subscriber                        (pound) 19.03     (pound) 21.50*       (11.5%)
Average monthly churn                                 1.5%             1.3%         15.4%

Note:

* Includes a recalculation of the average monthly revenue per broadband internet subscriber for the three months ended September 30, 2004, reflecting the full value of promotional discounts offered. The recalculated average monthly revenue per broadband internet subscriber was (pound)21.50 for the three months ended September 30, 2004, compared to (pound)22.27 as previously reported.



The increase in blueyonder broadband internet subscribers and consequent penetration resulted principally from continued growth in UK consumer demand for broadband internet products generally, speed increases for our 512Kb and faster services introduced in May and December 2004 (at no extra cost to our subscribers), and promotions such as "3 for (pound)30," and "Togetherness" which bundles blueyonder broadband internet with free "Starter" television and/or our telephony service. During May 2005 we increased the speed of our lower-tier 256Kb service to 512Kb. As of September 30, 2005 approximately 49% of our blueyonder broadband internet customers currently subscribe to our 512Kb lower-tier service (currently in the process of being upgraded to a 2Mb service) at no additional cost to these customers.

In September 2005, we began implementing further broadband speed increases. As at November 10, 2005, approximately 60% of broadband customers had been upgraded to the higher speeds. We expect that approximately 80% of broadband customers will be upgraded by the end of the year, with the remainder expected to be upgraded in the first quarter of 2006. These speed upgrades will increase the speed of our lowest tier from 512Kb to 2Mb, the speed of our existing 1Mb to 4Mb and the speeds of our existing 2Mb and 4Mb tiers to 10Mb. These upgrades are at no extra charge to our customers and our 4Mb customers will receive a (pound)15 per month price reduction when they migrate to the 10Mb tier.

Blueyonder broadband internet customers have significantly contributed to the growth in our average monthly revenue per customer. As at September 30, 2005, 647,261 broadband internet customers, or 35.0% of our total customers, were "triple play" customers who also took both television and residential telephony services from us, compared with 431,290 or 24.4% at September 30, 2004. Blueyonder broadband internet is also successful in attracting new customers, with approximately 37% of blueyonder broadband internet installations in the three months ended September 30, 2005 initiating new customer relationships.

Average monthly revenue per broadband subscriber decreased primarily due to the introduction of the lower-tier 256Kb service (increased to 512Kb during May 2005 and now being increased to 2Mb) and promotional offers. We expect that demand for this enhanced lower-tier product will remain strong as it is upgraded to 2Mb and that, as a result we will continue to experience subscriber growth. However, as a result of the success of this lower-tier product and price reductions for our existing 4Mb subscribers, we may also experience a continued decline in broadband internet ARPU.

Blueyonder broadband internet average monthly churn increased due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.

Dial-up internet subscribers to our blueyonder "SurfUnlimited" product, together with our blueyonder pay-as-you-go metered internet service, decreased by approximately 94,000 or 56% from approximately 167,000 at September 30, 2004 to approximately 73,000 at September 30, 2005, as we continued to migrate our dial-up subscribers to our blueyonder broadband internet services.

Business Sales Division

Business sales division revenue is derived from the delivery to business customers of communication solutions, comprising voice, data and managed services.


                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------         %
                                             REORGANIZED       REORGANIZED        INCREASE/
                                               COMPANY           COMPANY         (DECREASE)
                                           ---------------   ---------------    ---------------
Revenue (in millions)
     Voice services                          (pound) 35        (pound) 35            -
     Data services                                   20                17        17.6%
     Carrier and other services                       9                11       (18.2%)
                                           ---------------   ---------------
     Total business sales division           (pound) 64        (pound) 63         1.6%
                                           ===============   ===============

Business sales division revenues increased by (pound)1 million for the three months ended September 30, 2005 as compared to the comparable period in 2004, despite challenging market conditions. Revenue in the three months ended September 30, 2005 benefited from a (pound)1 million settlement received from BT Group plc in respect of rates being applied to SRS (Special Rate Services) calls during prior periods.

Voice services revenue remained flat, principally as a result of growth from our SRS Advanced Solutions product offsetting declining usage arising from data and mobile voice substitution, and price erosion.

Data services revenue increased by (pound)3 million, primarily as a result of growth in our managed data and ethernet products to our larger business customers, offset by pricing pressures in the declining private circuits market. During the fourth quarter of 2004, we launched our "Evolved Ethernet" product to extend our range of services, and we have seen continued growth in this area, particularly amongst our public sector customer base.

Carrier and other services revenue declined by (pound)2 million, as a result of declines in both carrier services revenues and other services (principally travel service) revenues. Our carrier services revenue is derived from the sale of access to our fiber-optic national network to other carriers and operators. The decline in other services revenue primarily reflects the decline across the travel sector and the ongoing move by vertically integrated tour operators to provide their own booking solutions.

As the market for business services, and in particular business voice services, remains intensely competitive, we believe that the most significant opportunities to expand business sales division revenues will be further penetration of data services to our existing customer base, expansion of our presence in the public sector and the sale of managed data networks to new business customers. We are also in the process of trialling multimedia over the internet.

Content Segment
---------------

Content Segment Revenue
-----------------------

Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through the content subsidiaries of Flextech.

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------
                                             REORGANIZED       REORGANIZED           %
                                               COMPANY           COMPANY          INCREASE
                                           ---------------   ---------------   ---------------
Revenue (in millions)
     Subscription revenue                    (pound) 11        (pound) 10         10.0%
     Advertising revenue                             18                14         28.6%
     Other revenue                                    4                 3         33.3%
                                           --------------   ---------------
     Net content segment revenue (1)         (pound) 33        (pound) 27         22.2%
                                           ===============   ===============

Content segment Adjusted EBITDA              (pound)  6        (pound)  2        200.0%
                                           --------------   ---------------
Number of paying homes receiving our
  programming - (millions)                          9.5               9.4          1.1%
Share of the net income of UKTV (in
  millions)                                  (pound)  5        (pound)  3         66.7%
UK television advertising market share(2)           5.1%              4.6%        10.9%

Notes

(1) Net content segment revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of (pound)3 million for the three months ended September 30, 2005 and (pound)2 million for the three months ended September 30, 2004.

(2)  Including 100% of the market share of UKTV.

Content segment revenue increased as a result of increases in subscription, advertising and other revenue. Before the elimination of inter-segment revenues of (pound)3 million for the three months ended September 30, 2005 and (pound)2 million for the three months ended September 30, 2004, the revenue of the content segment increased by 24.1% to (pound)36 million due primarily to increases in subscription and advertising revenue.

The increase in subscription revenue resulted primarily from increased numbers of homes taking multi-channel TV services including the content segment's wholly owned channels.

The increase in advertising revenue resulted primarily from an increase in market share, driven by improved viewing share of Flextech channels, together with an increase in absolute market revenue, despite increased competition in the multi-channel market.

Other revenue increased principally as a result of increased consumer product sales and program rights sales to international broadcasters.

Content segment Adjusted EBITDA increased primarily as a result of the increase in segment revenue partially offset by increases in operating costs.

We expect that the content segment's Adjusted EBITDA in the fourth quarter of 2005 will be impacted by extra programming costs. We expect programming costs in the fourth quarter to increase by more than (pound)10 million as compared to the third quarter, as we invest in enriched programming in common with other UK broadcasters to drive advertising revenue growth in 2006. As a result, we expect Adjusted EBITDA to be at a similar level to the fourth quarter of 2004, when it showed a loss of (pound)1 million.

Following this investment in programming and the increased costs of the Christmas season, we would expect an increase in revenue and Adjusted EBITDA in the first quarter of 2006 compared to the fourth quarter of 2005, as we have experienced historically.

Our content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

sit-up Segment
--------------

sit-up segment revenue is derived from the retail sales of consumer products by means of televised shopping programs using an auction-based format.

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------         %
                                             REORGANIZED       REORGANIZED        INCREASE/
                                               COMPANY           COMPANY         (DECREASE)
                                           ---------------   ---------------    ------------
                                            (IN MILLIONS)      (IN MILLIONS
sit-up segment revenue                       (pound) 58        (pound) -             -
                                           ---------------   ---------------    ------------
sit-up segment Adjusted EBITDA               (pound)  1        (pound) -             -
                                           ---------------   ---------------    ------------

sit-up segment revenue for the three months ended September 30, 2005 was (pound)58 million.

The sit-up segment Adjusted EBITDA was (pound)1 million for the three months ended September 30, 2005, representing revenue of (pound)58 million, offset by sit-up segment expenses of (pound)44 million and SG&A of (pound)13 million.

No comparative US GAAP financial information is available for the sit-up segment, as sit-up only became a consolidated subsidiary of the Group from May 12, 2005.

sit-up is typically a seasonal business with the fourth quarter expected to generate more revenue and Adjusted EBITDA as compared to each of the first three quarters.

sit-up has been affected by the difficult operating conditions currently being experienced in the UK retail market. As a result, sit-up has experienced pressure on product margins, which has impacted Adjusted EBITDA. Adjusted EBITDA was also impacted during the three months ended September 30, 2005 by extra supply chain costs incurred in advance of the Christmas season, sit-up's prime selling period.

If these retail conditions persist in the fourth quarter we would expect fourth quarter Adjusted EBITDA to be below that reported by sit-up in the fourth quarter of 2004.

sit-up launched a third live-auction channel in July 2005, speed auction tv, on Sky, NTL and Telewest networks in addition to its established bid-up tv and price-drop tv channels.

Combined cable, content and sit-up Segments
-------------------------------------------

Operating Costs and Expenses

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------          %
                                             REORGANIZED       REORGANIZED        INCREASE/
                                               COMPANY           COMPANY         (DECREASE)
                                           ---------------   ---------------    ------------
                                            (IN MILLIONS)      (IN MILLIONS
Cable segment expenses                       (pound) 71       (pound)  72            (1.4%)
Content segment expenses                             19                17            11.8%
sit-up segment expenses                              44                 -               -
Depreciation                                         99               103            (3.9%)
Amortization                                         10                 9            11.1%
                                           ---------------   ---------------
                                                     243              201            20.9%
SG&A                                                 128              117             9.4%
                                           ---------------   ---------------
Total Operating Costs and Expenses           (pound) 371      (pound) 318            16.7%
                                           ===============   ===============

Our total operating costs and expenses increased due to the consolidation of sit-up segment expenses and SG&A together with increased content segment expenses. This was partially offset by lower depreciation and cable segment expenses.

The cable segment's expenses consist principally of cable programming expenses for our consumer television services and cable telephony expenses for our consumer and business telephony products. These decreased primarily due to reductions in the interconnection charges we pay for calls to mobiles and a reduction in overall telephony call volumes.

The content segment's expenses consist principally of amortization costs of programming shown on its television channels and the costs of advertising sales those channels receive. The content segment's expenses were 52.8% of the content segment's revenues, including inter-segment sales to the cable segment for the three months ended September 30, 2005 compared with 58.6% on the same basis for the three months ended September 30, 2004. This decrease is due principally to the improvements in all revenue lines offset by flat amortization costs of programming aired in the quarter.

The increase in the content segment's expenses is primarily due to increased programming costs in its sales operation.

The sit-up segment's expenses consist primarily of the cost of purchasing the products sold on its televised shopping programs and totalled (pound)44 million for the three months ended September 30, 2005.

The increase in SG&A, which includes, among other items, salary and marketing costs, primarily reflects the consolidation of SG&A expenses in our sit-up segment, partially offset by decreased SG&A in our cable segment.

Stock-based compensation expense ("SBCE") of (pound)2 million was incurred in the three months ended September 30, 2005 compared to (pound)3 million in the corresponding period in 2004 and is included in SG&A. SBCE arises as a result of options, restricted stock and stock appreciation rights issued by us to our employees. SBCE is accounted for in accordance with SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SBCE is a non-cash item.

The terms of the Company's stock option, restricted stock and stock appreciation rights agreements for certain employees contain provisions that provide for acceleration of vesting of outstanding unvested stock awards on the occurrence of an "acceleration event." The Merger represents an acceleration event as defined by the terms of these agreements and therefore upon consummation of the Merger, the Company will accelerate vesting of outstanding unvested stock for certain employees. The impact of accelerated vesting would be to increase SBCE during the period in which the Merger is consummated as compared to SBCE in the three months ended September 30, 2005.

Other Income/(Expense)

                                             THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------          %
                                             REORGANIZED       REORGANIZED        INCREASE/
                                               COMPANY           COMPANY         (DECREASE)
                                           ---------------   ---------------    ------------
                                            (IN MILLIONS)      (IN MILLIONS)
Interest income                            (pound)     6      (pound)    6              -
Interest expense                                    (38)              (49)        (22.4%)
Foreign exchange losses, net                         (1)                 -              -
Share of net income of affiliates                      4                 4              -
                                            -------------    -------------
Total other income/(expense), net          (pound)  (29)      (pound) (39)        (25.6%)
                                            =============    =============

The net decrease in other expense resulted principally from decreased interest expense following the refinancing of our bank debt in December 2004.

Because of a significant reduction in the amount of our non-sterling denominated indebtedness, we do not expect that foreign exchange gains or losses will materially affect our results of operations in 2005. We also expect that interest expense for 2005 will be lower than for prior periods due to the completion of our financial restructuring in July 2004 and the refinancing of our bank debt in December 2004. This reduction will be partially offset by the interest expense on borrowings under our new Flextech facility.

We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the three months ended September 30, 2005 and 2004, we recognized (pound)3 million of interest income from UKTV.

Share of net income of affiliates increased primarily due to an increase in net income of UKTV in the three months ended September 30, 2005. Our principal affiliated companies for the purpose of our share of net income of affiliated companies as at September 30, 2005 included the companies that comprise UKTV and Front Row Television Limited.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Consolidated revenue increased by (pound)141 million or 14.4% from (pound)982 million for the nine months ended September 30, 2004 to (pound)1,123 million for the nine months ended September 30, 2005. The increase was attributable to a (pound)44 million or 4.9% increase in cable segment revenues, a (pound)15 million or 18.5% increase in content segment revenue and an (pound)82 million contribution to revenue from the sit-up segment since May 12, 2005.

The increase in consolidated revenue and cable segment revenues included a one-time credit of (pound)16 million resulting from the recovery of Value Added Tax (VAT) from HM Customs and Excise, which had been the subject of a court case and subsequent appeals since 2002. A (pound)16 million charge was taken against revenue in 2002 when the case commenced. Excluding this one-time VAT recovery, consolidated revenue would have increased by (pound)125 million or 12.7% from (pound)982 million to (pound)1,107 million. Excluding the VAT recovery and the consolidated revenue of sit-up, consolidated revenue for the nine months ended September 30, 2005 would have increased by (pound)43 million or 4.4% from (pound)982 million to (pound)1,025 million.

Cable Segment
-------------

                                             NINE MONTHS     NINE MONTHS
                                                ENDED            ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                2005              2004
                                           ---------------   ---------------         %
                                             REORGANIZED        COMBINED          INCREASE/
                                               COMPANY          COMPANIES        (DECREASE)
                                           ---------------   ---------------    ------------
Revenue (in millions)
     Consumer sales division               (pound)   757      (pound)  708        6.9%
     Business sales division                         188               193       (2.6%)
                                           -------------      ------------
     Total cable segment                   (pound)   945      (pound)  901        4.9%
                                           -------------      ------------

                                           -------------      ------------
Cable segment Adjusted EBITDA              (pound)   419      (pound)  356       17.7%
                                           -------------      ------------

Cable segment revenue increased principally due to growth in revenue in the consumer sales division. Excluding the VAT recovery described above, cable segment revenue would have increased by (pound)28 million or 3.1% from (pound)901 million for the nine months ended September 30, 2004 to (pound)929 million for the nine months ended September 30, 2005. Excluding the impact of the VAT recovery, the increase was primarily from growth in internet revenue together with an increase in cable television revenue, offset by a decrease in consumer telephony revenue and a decline in business sales division revenue of (pound)5 million.

Cable segment Adjusted EBITDA increased principally as a result of increases in consumer sales division revenue (including the VAT recovery) and a decrease in operating costs and expenses, as a result, in part, of a rates (local government tax) rebate of (pound)4 million, partially offset by a reduction in business sales division revenue. Excluding the VAT recovery and the rates rebate, Adjusted EBITDA would have been (pound)399 million for the nine months ended September 30, 2005, an increase of (pound)43 million or 12.1%.

Consumer Sales Division

Consumer sales division revenue represents a combination of consumer cable television revenue, consumer cable telephony revenue, and consumer internet revenue.

                                                     NINE MONTHS      NINE MONTHS
                                                        ENDED            ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                        2005              2004
                                                   ---------------   ---------------
                                                     REORGANIZED        COMBINED              %
                                                       COMPANY          COMPANIES         INCREASE
                                                   ---------------   ---------------    ------------
Revenue (in millions)
     Total Consumer Sales Division                 (pound)    757     (pound)   708       6.9%
                                                   ==============     =============

Average monthly revenue per customer (1)           (pound)  46.09     (pound) 45.03       2.4%
Average monthly revenue per customer
 (excluding impact of the (pound)16 million
 VAT recovery) (2)                                 (pound)  45.14     (pound) 45.03       0.2%
Average monthly churn (3)                                    1.2%              1.1%       9.1%

Notes:
(1) Average monthly revenue per customer (often referred to as "ARPU" or "Average Revenue per User") represents the consumer sales division's total nine months' revenue of residential customers, including installation revenues, divided by the average number of residential customers in the nine months, divided by nine. The same methodology is used for television, telephony and broadband internet ARPU.

(2) Excludes the (pound)16 million VAT recovery from consumer sales division revenue.

(3) Average monthly churn represents the total number of customers who disconnected during the nine months divided by the average number of customers in the nine months, divided by nine. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from these churn calculations.

Total consumer sales division revenue for the nine months ended September 30, 2005 includes (pound)16 million recovery of VAT, described above.

Excluding the VAT recovery, consumer sales division revenue would have increased by (pound)33 million or 4.7%. The increase resulted primarily from increases in both total customer relationships and average revenue per customer in the first nine months of 2005 as compared to the first nine months of 2004, both of which resulted primarily from an increase in the number of our blueyonder broadband internet subscribers.

Consumer television revenue increased primarily due to a one-time VAT recovery of (pound)16 million, an increase in customers, price rises of (pound)1 on our lower-tier digital packages in November 2004 and selected price rises on our premium channels. The increase in the number of subscribers resulted principally from the growth in the number of blueyonder broadband internet service subscribers, and our success in bundling blueyonder broadband internet services with our television services.

Consumer telephony revenue decreased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to continued decline in fixed-line telephony usage, offset in part by an increase in subscribers, migration to unmetered packages and by selected price increases.

Consumer internet revenue increased for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to an increase in blueyonder broadband internet subscribers, partially offset by a decrease in blueyonder broadband internet ARPU.

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

During the nine months ended September 30, 2005, total residential customer relationships increased by 48,540 or approximately 2.7%. This increase resulted principally from the increased penetration of blueyonder broadband internet.

The increase in total customer relationships is reflected in the growth of RGUs, which grew by 283,803 or approximately 7.7% in the nine months ended September 30, 2005 compared to growth of 252,479 in the nine months ended September 30, 2004. Approximately 38% of customer acquisitions in the nine months ended September 30, 2005 took the full "triple play".

Average monthly churn increased primarily as a result of an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.


    Consumer Television

                                                       NINE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2005              2004
                                                       -------------     -------------
                                                        REORGANIZED         COMBINED          %
                                                          COMPANY          COMPANIES       INCREASE
                                                       -------------     -------------    ---------
Average monthly revenue per CATV subscriber           (pound)  22.25     (pound)  20.81      6.9%
Average monthly revenue per CATV
  subscriber (excluding impact of the
  (pound)16 million VAT recovery)                     (pound)  20.93     (pound)  20.81      0.6%
Average monthly churn                                           1.6%               1.3%     23.1%

Total consumer television customers and television penetration increased during the nine months ended September 30, 2005. Total consumer television customers increased by 35,747 or 2.7% in the nine months ended September 30, 2005 compared with 25,240 net additions in the nine months ended September 30, 2004. These increases resulted primarily from promotions, which bundled TV with blueyonder broadband internet and/or consumer telephony services.

Average monthly revenue per television subscriber increased primarily due to a one-time VAT recovery of (pound)16 million.

Average monthly revenue per television subscriber (excluding impact of the (pound)16 million VAT recovery) increased marginally, primarily due to the impact of price rises in July and November 2004 and July 2005.

Average monthly churn increased, primarily due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.

    Consumer Telephony

                                                NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                    2005              2004
                                                -------------     -------------        %
                                                 REORGANIZED        COMBINED        INCREASE
                                                   COMPANY          COMPANIES      (DECREASE)
                                                -------------     -------------    ---------
Average monthly revenue per subscriber          (pound) 22.59     (pound) 23.81       (5.1%)
Average monthly churn                                    1.2%              1.1%         9.1%

Total residential telephony subscribers increased by 26,106 or 1.6% in the nine months ended September 30, 2005 compared with 34,626 net additions in the nine months ended September 30, 2004. The decline in customer acquisition was impacted by higher churn and by marketing and promotions during the three months ended September 30, 2005 which focused more on our broadband and television services. Telephony remains an important element of our bundled offering and is likely to have increased focus in future marketing campaigns.

The increase in total residential telephony subscribers resulted primarily from promotions, which bundled residential telephony services with blueyonder broadband internet and/or television services and offered discounts on premium channels for customers who bundled TV with our "Talk" products.

Average monthly revenue per telephony subscriber decreased, primarily due to the declining overall volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones (known as "call substitution"), the complete substitution of mobile phones for fixed-line phones by some customers and reductions in second line penetration as customers migrate from dial-up internet services to our blueyonder broadband internet services, partially offset by some selected price increases.

The number of subscribers to our "Talk Unlimited" and "Talk Evenings and Weekends" flat rate telephony packages increased by 79,728 in the nine months ended September 30, 2005 compared to 96,975 in the nine months ended September 30, 2004, as a result, in part, of our continued strategy to migrate customers to our flat rate products.

Average monthly telephony subscriber churn increased primarily due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.

    Consumer Internet

                                                NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                    2005              2004
                                                -------------     -------------         %
                                                 REORGANIZED        COMBINED        INCREASE/
                                                   COMPANY          COMPANIES      (DECREASE)
                                                -------------     -------------    ---------
Average monthly revenue per broadband
 internet subscriber                            (pound) 19.43     (pound) 22.08*      (12.0%)
Average monthly churn                                    1.3%               1.2%         8.3%

Note:

* Includes a recalculation of the average monthly revenue per broadband internet subscriber for the nine months ended September 30, 2004, reflecting the full value of promotional discounts offered. The recalculated average monthly revenue per broadband internet subscriber was (pound)22.08 for the nine months ended September 30, 2004, compared to (pound)22.60 as previously reported.

Total blueyonder broadband internet subscribers increased by 221,950 or 31.8% in the nine months ended September 30, 2005 compared with 192,613 net additions in the nine months ended September 30, 2004.

The increase in blueyonder broadband internet subscribers resulted principally from continued growth in UK consumer demand for broadband internet products generally, the introduction of our lower-tier 256Kb service in March 2004, speed increases for our 512Kb and faster services introduced in May and December 2004, and promotions such as "3 for (pound)30," which bundles our 512Kb blueyonder broadband internet service with the television "Starter" package and "Talk Weekends", and "Togetherness" which bundles blueyonder broadband internet with our television "Starter" package.

In September 2005, we began implementing further broadband speed increases. As at November 10, 2005, approximately 60% of broadband customers had been upgraded to the higher speeds. We expect that approximately 80% of broadband customers will be upgraded by the end of the year, with the remainder expected to be upgraded in the first quarter of 2006. These speed upgrades will increase the speed of our lowest tier from 512Kb to 2Mb, the speed of our existing 1Mb to 4Mb and the speeds of our existing 2Mb and 4Mb tiers to 10Mb. These upgrades are at no extra charge to customers and our 4Mb customers will receive a (pound)15 per month price reduction when they migrate to the 10Mb tier.

Blueyonder broadband internet customers have significantly contributed to the growth in our average monthly revenue per customer. Blueyonder broadband internet is also successful in attracting new customers, with approximately 43% of blueyonder broadband internet installations in the nine months ended September 30, 2005, being from new customer relationships, compared with approximately 36% in the nine months ended September 30, 2004.

Average monthly revenue per broadband subscriber decreased, primarily due to the introduction of the lower-tier 256Kb service (increased to 512KB during May 2005 and now being increased to 2Mb) and promotional offers. We expect that demand for this enhanced lower-tier product will remain strong as it is upgraded to 2Mb and that, as a result we will continue to experience subscriber growth. However, as a result of the success of this lower-tier product and price reductions for our existing 4Mb subscribers, we may also experience a continued decline in broadband internet ARPU.

Blueyonder broadband internet average monthly churn increased due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to student and other movers.

Dial-up internet subscribers to our blueyonder "SurfUnlimited" product, together with our blueyonder pay-as-you-go metered internet service, decreased by approximately 68,000 or 48.2% in the nine months ended September 30, 2005 compared to approximately 66,000 in the nine months ended September 30, 2004 as we continued to migrate our dial-up subscribers to our blueyonder broadband internet services.

Business Sales Division

Business sales division revenue is derived from the delivery to business customers of communication solutions, comprising voice, data and managed services.


                                                NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                    2005              2004
                                                -------------     -------------        %
                                                 REORGANIZED        COMBINED        INCREASE/
                                                   COMPANY          COMPANIES      (DECREASE)
                                                -------------     -------------    ----------
Revenue (in millions)
     Voice services                             (pound)   102     (pound)  105        (2.9%)
     Data services                                         56               52         7.7%
     Carrier and other services                            30               36       (16.6%)
                                                -------------     -------------
     Total business sales division              (pound)   188     (pound)  193        (2.6%)
                                                =============     =============

Business sales division revenue decreased as a result of declines in voice services revenue and carrier and other services revenue, partially offset by an increase in data services revenue.

Voice services revenue decreased, principally as a result of continued declining usage arising from data and mobile voice substitution together with price erosion being partially offset by new revenue streams from our SRS Advanced Solutions product.

Data services revenue increased, primarily as a result of growth in sales of our managed data and ethernet products to our larger business customers, offset by pricing pressures in the declining private circuits market. During the fourth quarter of 2004, we launched our "Evolved Ethernet" product to extend our range of services, and we have seen growth in this area.

Carrier and other services revenue decreased as a result of declines in both carrier services revenues and other services (principally travel service) revenues. The decline in other services revenue primarily reflects the decline across the travel sector and the ongoing move by vertically integrated tour operators to provide their own booking solutions.

Content Segment
---------------

Content Segment Revenue

Content segment revenue is derived principally from advertising and subscription revenue from the provision of content to the UK multi-channel pay-television broadcasting market through the content subsidiaries of Flextech.


                                                NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                    2005              2004
                                                -------------     -------------
                                                 REORGANIZED        COMBINED           %
                                                   COMPANY          COMPANIES       INCREASE
                                                -------------     -------------    ----------
Revenue (in millions)
     Subscription revenue                       (pound)    33     (pound)    31       6.5%
     Advertising revenue                                   51                41      24.4%
     Other revenue                                         12                 9      33.3%
                                                -------------     -------------
     Net content segment revenue(1)             (pound)    96     (pound)    81      18.5%
                                                =============     =============

Content segment Adjusted EBITDA                 (pound)    14     (pound)    10      40.0%
                                                -------------     -------------

Share of the net income of UKTV (in
  millions)                                     (pound)    17     (pound)    12      41.7%
UK television advertising market share(2)                5.0%              4.4%      13.6%

Notes

(1) Net content segment revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of (pound)8 million for the nine months ended September 30, 2005 and (pound)7 million for the nine months ended September 30, 2004.

(2)  Including 100% of the market share of UKTV.

Content segment revenue increased as a result of increases in subscription, advertising and other revenue.

Before the elimination of inter-segment revenues of (pound)8 million for the nine months ended September 30, 2005 and (pound)7 million for the nine months ended September 30, 2004, the revenue of the content segment increased by 18.2% to (pound)104 million.

Subscription revenue increased primarily due to increased numbers of homes taking multi-channel TV services including the content segment's channels.

Before the elimination of inter-segment revenues, subscription revenue increased by 7.9% to (pound)41 million due to increased numbers of multi-channel homes taking pay-TV services including content segment's channels.

The increase in advertising revenue resulted primarily from an increase in absolute market revenue and market share, driven by improved viewing share of both Flextech and UKTV channels, despite increased competition in the multi-channel market.

Other revenue increased by (pound)3 million or 33.3% for the nine-month period ended September 30, 2005, as compared to the comparable period in 2004 due primarily to increased consumer product sales and program sales to international broadcasters.

Content segment Adjusted EBITDA increased for the nine months ended September 30, 2005 as compared to the comparable period in 2004, as a result of increased subscription, advertising and other revenues being partially offset by an increase in operating costs.

We expect that the content segment's Adjusted EBITDA in the fourth quarter of 2005 will be impacted by extra programming costs. We expect programming costs in the fourth quarter to increase by more than (pound)10 million as compared to the third quarter, as we invest in enriched programming in common with other UK broadcasters to drive advertising revenue growth in 2006. As a result, we expect Adjusted EBITDA to be at a similar level to the fourth quarter of 2004, when it showed a loss of (pound)1 million.

Following this investment in programming and the increased costs of the Christmas season, we would expect an increase in revenue and Adjusted EBITDA in the first quarter of 2006 compared to the fourth quarter of 2005, as we have experienced historically.

Our content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

sit-up Segment
--------------

sit-up segment revenue is derived from the retail sales of consumer products by means of televised shopping programs using an auction-based format.


                                NINE MONTHS       NINE MONTHS
                                   ENDED             ENDED
                                SEPTEMBER 30,     SEPTEMBER 30,
                                    2005              2004
                                -------------     -------------        %
                                 REORGANIZED        COMBINED        INCREASE
                                   COMPANY          COMPANIES      (DECREASE)
                                -------------     -------------    ----------
                                (IN MILLIONS)     (IN MILLIONS)
sit-up segment revenue          (pound)   82      (pound)    -         -
                                -------------     -------------

sit-up segment Adjusted EBITDA  (pound)    1      (pound)    -         -
                                -------------     -------------

sit-up segment revenue for the period from May 12, 2005 to September 30, 2005 was (pound)82 million. The sit-up segment Adjusted EBITDA was (pound)1 million for the period May 12, 2005 to September 30, 2005, representing revenue of (pound)82 million, offset by sit-up segment expenses of (pound)61 million and SG&A of (pound)20 million.

No comparative US GAAP financial information is available for the sit-up segment, as sit-up only became a consolidated subsidiary of the Group from May 12, 2005.

sit-up is typically a seasonal business with the fourth quarter expected to generate more revenue and Adjusted EBITDA as compared to each of the first three quarters.

sit-up has been affected by the difficult conditions currently being experienced in the UK retail market. As a result, sit-up has experienced pressure on product margins, which has impacted Adjusted EBITDA. Adjusted EBITDA was also impacted during the three months ended September 30, 2005 by extra supply chain costs incurred in advance of the Christmas season, sit-up's prime selling period.

If these difficult retail conditions persist in the fourth quarter we would expect fourth quarter Adjusted EBITDA to be below that reported by sit-up in the fourth quarter of 2004.

Combined cable, content and sit-up Segments

Operating Costs and Expenses

                                NINE MONTHS       NINE MONTHS
                                   ENDED             ENDED
                                SEPTEMBER 30,     SEPTEMBER 30,
                                    2005              2004
                                -------------     -------------        %
                                 REORGANIZED        COMBINED        INCREASE
                                   COMPANY          COMPANIES      (DECREASE)
                                -------------     -------------    ----------
                                (IN MILLIONS)     (IN MILLIONS)
Cable segment expenses         (pound)   210      (pound)  225          (6.7%)
Content segment expenses                  56                51           9.8%
sit-up segment expenses                   61                 -              -
Depreciation                             301               287           4.9%
Amortization                              28                 9         211.1%
                                -------------      -------------
                                         656               572          14.7%
SG&A                                     362               361           0.3%
                                -------------      -------------
Total Operating Costs and
 Expenses                      (pound) 1,018       (pound) 933           9.1%
                                =============      =============

Our total operating costs and expenses increased primarily due to the consolidation of sit-up segment expenses and SG&A from May 12, 2005, and increased content segment expenses, depreciation and amortization. This was partially offset by decreased cable segment expenses and SG&A due primarily to financial restructuring charges in 2004, which did not occur in 2005.

The cable segment's expenses decreased primarily due to favorable renegotiations of certain cable television programming content contracts, reductions in the interconnection charges we pay for calls to mobiles and a reduction in overall call volumes.

The increase in the content segment's expenses is primarily due to increased programming amortization, particularly on our most popular channel, LIVINGtv, together with increases in the costs of music rights used on our channels and increased sales costs. We expect to continue to grow our investment in programming during 2005.

The content segment's expenses were 53.8% of the content segment's revenues, including inter-segment sales to the cable segment for the nine months ended September 30, 2005 compared with 58.0% on the same basis for the nine months ended September 30, 2004. This decrease is due primarily to an improvement in the overall efficiency and quality of our channels, which are attracting a disproportionately greater share of advertising revenues compared to the increased programming investment required to drive that revenue growth.

The sit-up segment's expenses were (pound)61 million for the period May 12, 2005 to September 30, 2005.

The increase in depreciation expense was primarily attributable to the recognition of increased values of property and equipment following the adoption of fresh-start reporting with effect from July 1, 2004, partially offset by the decreasing levels of capital expenditure.

Amortization expense was attributable to the recognition of new intangible assets following the adoption of fresh-start reporting with effect from July 1, 2004. Under fresh-start reporting, we have valued and are now amortizing our customer lists.

The small increase in SG&A, which includes, among other items, salary and marketing costs, primarily reflects the consolidation of SG&A expenses of our sit-up segment since May 12, 2005. The sit-up segment related expenses of (pound)20 million, increased SG&A in our content segment and stock-based compensation expense, were partially offset by a decrease in financial restructuring charges from (pound)21 million in the nine months ended September 30, 2004 to (pound)0 in the nine months ended September 30, 2005. SG&A further benefited by (pound)4 million rates (local government tax) rebate received in our cable segment in the nine months ended September 30, 2005, relating to rates charged on our core network. This rates rebate related to the period April 1, 2001 to March 31, 2005 and is not expected to recur in future periods.

Stock-based compensation expense ("SBCE") of (pound)8 million was incurred in the nine months ended September 30, 2005, compared to (pound)3 million in the nine months ended September 30, 2004, and is included in SG&A. SBCE arises as a result of options, restricted stock and stock appreciation rights issued by us to our employees. SBCE is accounted for in accordance with SFAS 123. SBCE is a non-cash item. No such expense was incurred in the first six months of 2004.

The terms of the Company's stock option, restricted stock and stock appreciation rights agreements for certain employees contain provisions that provide for acceleration of vesting of outstanding unvested stock awards on the occurrence of an "acceleration event." The Merger represents an acceleration event as defined by the terms of these agreements and therefore upon consummation of the Merger, the Company will accelerate vesting of outstanding unvested stock for certain employees. The impact of accelerated vesting would be to increase SBCE during the period in which the Merger is consummated as compared to SBCE in the nine months ended September 30, 2005.

Other Income/(Expense)

                                        NINE MONTHS       NINE MONTHS
                                           ENDED             ENDED
                                        SEPTEMBER 30,     SEPTEMBER 30,
                                            2005              2004
                                        -------------     -------------        %
                                         REORGANIZED        COMBINED        INCREASE
                                           COMPANY          COMPANIES      (DECREASE)
                                        -------------     -------------    ----------
                                        (IN MILLIONS)     (IN MILLIONS)
Interest income                         (pound)    17     (pound)    21       (19.0%)
Interest expense (including
 amortization of debt discount)                 (108)             (279)       (61.3%)
Foreign exchange (losses)/gains, net              (8)                40             -
Share of net income of affiliates                  17                12         41.7%
Other, net                                          1               (1)             -
                                        -------------     -------------
Total other income/(expense), net       (pound)  (81)     (pound) (207)       (60.9%)
                                        =============     =============

The net decrease in other expense resulted principally from a decrease in interest expense, partially offset by reduced foreign exchange gains on US dollar-denominated debt, following the cancellation of our predecessor's indebtedness to note and debenture holders in its financial restructuring in July 2004.

The net increase in other income resulted from an increase in our share of net income of affiliates, whilst interest income in the nine months ended September 30, 2005 decreased as a result of lower cash and cash equivalents as compared to the same period in 2004.

Because of a significant reduction in the amount of our non-sterling denominated indebtedness, we do not expect that foreign exchange gains or losses will materially affect our results of operations in 2005. We also expect that interest expense for 2005 will be lower than for prior periods due to the completion of our predecessor's financial restructuring in July 2004 and the refinancing of our bank debt in December 2004. This reduction will be partially offset by the interest expense on borrowings under our new Flextech facility.

We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the nine months ended September 30, 2005 and 2004, we recognized (pound)9 million of interest income from UKTV.

Share of net income of affiliates increased primarily due to an increase in net income of UKTV in the nine months ended September 30, 2005. Our principal affiliated companies for the purpose of our share of net income of affiliated companies for the nine months ended September 30, 2005 included the companies that comprise UKTV and Front Row Television Limited and sit-up for the period through to May 11, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As a result of our predecessor's financial restructuring, on July 14, 2004, we became the holding company for substantially all of the assets and liabilities that comprised the business of Telewest Communications plc and its subsidiaries. On July 15, 2004, as part of the financial restructuring, the newly acquired liabilities of our predecessor were reduced by approximately (pound)3.8 billion to approximately (pound)2.0 billion and 245,000,000 shares of our common stock were issued. At September 30, 2005, we had long-term debt of approximately (pound)1.9 billion, consisting of (pound)1.8 billion of indebtedness under our bank facilities and (pound)114 million of capital leases and other debt.

At September 30, 2005, we had cash and cash equivalents of (pound)260 million.

Our businesses require cash to fund their operations, including the costs of connecting customers to our network, offering and marketing new services, expanding and upgrading our network, and debt service repayments. We anticipate that our principal sources of funds will be cash flow from operating activities and cash in hand, combined with additional vendor and lease financing, where available undrawn debt facilities, and the possible strategic sales of assets. Future actual funding requirements could exceed currently anticipated requirements. Differences may result from, among other things, higher-than-anticipated costs and capital expenditure. In addition, we may generate lower than anticipated cash flow from operating activities, which could negatively impact our ability to meet anticipated or actual funding requirements. Actual costs, capital expenditure and cash flow will depend on many factors, including, among other things, consumer demand for voice, video, data and internet services, the impact on the business of new and emerging technologies such as voice-over internet-protocol, the extent to which consumer preference develops for cable television over other methods of providing in-home entertainment, adverse changes in the price or availability of telephony interconnection or cable television programming, consumer acceptance of cable telephony as a viable alternative to fixed-line network and mobile telephony services, and the general economic environment.

Pursuant to the Merger Agreement with NTL, the Company has agreed to certain restrictions on its ability to engage in capital raising activities prior to the completion of the Merger (see "Subsequent events").

As noted earlier, the recent acquisition of sit-up Limited was financed in part by a new (pound)130 million senior secured bank facility entered into on May 10, 2005 by the Company's Flextech subsidiaries. This facility consists of (pound)110 million in term loans, which were fully drawn in connection with the acquisition, and a (pound)20 million revolving credit facility, which remained undrawn at September 30, 2005 (together the "Flextech Group bank facilities"). Interest rates on the facility start at 1.75% above LIBOR with leverage ratchets down to 1% above LIBOR. The term loans are to be repaid in semi-annual installments commencing December 31, 2005, with final maturity on June 30, 2009. The facility is secured on the assets of Flextech and sit-up along with our 50% share of the issued equity of UKTV.

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

The signing of the Merger Agreement with NTL on October 2, 2005 has led the Group to re-assess the likelihood of the underlying forecasted debt interest payments occurring. The Group reduced its estimate of the likelihood of the underlying forecasted debt interested payments occurring, from probable to less than probable. Based on that assessment the Group discontinued hedge accounting with effect from that date. As a result, future changes in the fair value of the instruments previously designated as cash flow hedges will be accounted for as a component of net income rather than other comprehensive income. At September 30, 2005 these instruments had a total fair value of (pound)38 million payable by the Group. The accumulated balance recorded in other comprehensive income in respect of these instruments was a (pound)7 million loss and a net loss of (pound)1 million was recognized in interest expense during the nine months ended September 30, 2005, representing the ineffective component of the hedge. The accumulated balance recorded in other comprehensive income has been deferred and will be reclassified into earnings as the forecasted debt interest payments affect earnings or whenever the Group assesses that it is probable that the forecasted debt interest payments will not occur.

Net cash interest for the fiscal year 2005 is expected to be approximately (pound)110 million.

The maturity profile of the Group's senior secured bank facilities, after excluding translation differences on cross currency swaps of (pound)6 million, is as follows:

                                                      AT SEPTEMBER 30,
                                                                  2005
                                                      ----------------
                                                           REORGANIZED
                                                               COMPANY
                                                       (POUND) MILLION
                                                      ----------------
2005                                                                23
2006                                                                67
2007                                                               120
2008                                                               165
2009                                                               190
2010 and thereafter                                              1,240
                                                      ----------------
                                                                 1,805
                                                      ----------------

All of the Tranches of the TCN Group bank facilities were drawn in Pounds Sterling, except for Tranche B and Tranche C, which were drawn as follows:

                                    DRAWN               INTEREST RATE
                             ---------------------    -------------------

  TRANCHE B                  (pound)341.7 million       LIBOR + 2.50%
                             US$85 million              US LIBOR + 2.25%
                             (euro)56.7 million         EURIBOR + 2.375%

                                    DRAWN               INTEREST RATE
                             ---------------------    -------------------

  TRANCHE C                  (pound)261.3 million       LIBOR + 3.00%
                             US$65 million              US LIBOR + 2.75%
                             (euro)43.3 million         EURIBOR + 2.875%

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Contractual obligations and other commercial commitments as at September 30, 2005 are summarized in the tables below.

-----------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------------
                                                                    PAYMENTS DUE BY PERIOD
                                  -------------------------------------------------------------------------------------------
                                            TOTAL       LESS THAN 1        1 - 3 YEARS        3 - 5 YEARS       AFTER 5 YEARS
                                                               YEAR
                                  (POUND) MILLION   (POUND) MILLION    (POUND) MILLION    (POUND) MILLION     (POUND) MILLION
                                  ----------------  -----------------  -----------------  -----------------   ---------------
Debt                                        1,816                55                240                355              1,166
Capital lease obligations                     109                62                 43                  4                  -
Operating leases                              149                17                 31                 25                 76
Unconditional purchase obligations            137               112                 23                  2                  -
-----------------------------------------------------------------------------------------------------------------------------
Total contractual obligations               2,211               246                337                386              1,242
-----------------------------------------------------------------------------------------------------------------------------

The following table includes information about other commercial commitments as of September 30, 2005.

Other commercial commitments are items that the Group could be obligated to pay in the future. They are not required to be included in the balance sheet.

-----------------------------------------------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS
-----------------------------------------------------------------------------------------------------------------------------

                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                  -------------------------------------------------------------------------------------------
                                            TOTAL       LESS THAN 1        1 - 3 YEARS        3 - 5 YEARS       AFTER 5 YEARS
                                                               YEAR
                                  (POUND) MILLION   (POUND) MILLION    (POUND) MILLION    (POUND) MILLION     (POUND) MILLION
-----------------------------------------------------------------------------------------------------------------------------
Guarantees (1)                                 16                13                  2                  1                   -
-----------------------------------------------------------------------------------------------------------------------------

(1) Consists of performance and other guarantees of (pound)4 million due in less than one year and (pound)1 million due in one to three years, and lease guarantees of (pound)9 million due in less than one year, (pound)1 million due in one to three years and (pound)1 million due in three to five years.

CAPITAL EXPENDITURE

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------
                                          2005                2004
                                  -------------------  ------------------
                                       REORGANIZED          COMBINED
                                         COMPANY           COMPANIES
                                     (POUND) MILLION     (POUND) MILLION
                                  -------------------  ------------------

Capital expenditure                  (pound)    173      (pound)   177
                                  -------------------  ------------------

The decrease in capital expenditure for the nine months ended September 30, 2005 as compared to the corresponding period in the prior year resulted primarily from reduced consumer contract installation costs and the phasing of capital project spend.

Our capital expenditure has primarily funded the construction of local distribution networks and our national network, capital costs of installing customers, and enhancements to our network for new product offerings.

We expect to continue to have significant capital needs in the future. With the majority of our network construction complete and substantially all network upgrades necessary for the delivery of telephony and digital services complete, it is anticipated that capital expenditure will be largely driven by the costs associated with the connection of new subscribers (which will vary depending upon the take-up of our services), new product development and roll-out, including VOD, (Video-On-Demand), DVR, Digital Video Recorder), HDTV, (High Definition Television), and VOIP, (Voice-Over Internet Protocol) services, and the replacement of network assets at the end of their useful lives.

Capital expenditure for the fiscal year 2005 is expected to be approximately (pound)230 million, due primarily to new product development expenditure, including VOD and DVR services, capacity upgrades to our IP network, and digital upgrades in our Northwest Cabletime networks, as well as billing system upgrades. Capital expenditure in the three months ended September 30, 2005 is higher than each of the first two quarters of 2005, which reflects our faster than expected VOD and broadband speed upgrade roll-outs and increased expenditures relating to strong TV growth.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------
                                                             2005                2004
                                                     -------------------  ------------------
                                                          REORGANIZED          COMBINED
                                                            COMPANY           COMPANIES
                                                        (POUND) MILLION     (POUND) MILLION
                                                     -------------------  ------------------

Net cash provided by operating activities                (pound)  349        (pound)   242
Net cash used in investing activities                           (253)                (168)
Net cash provided by/(used in) financing activities                96                (235)
                                                     -------------------  ------------------
Net increase/(decrease) in cash and cash equivalents              192                (161)
Cash and cash equivalents at beginning of period                   68                  427
                                                     -------------------  ------------------
Cash and cash equivalents at end of period               (pound)  260        (pound)   266
                                                     -------------------  ------------------

For the nine months ended September 30, 2005, we had net cash provided by operating activities of (pound)349 million compared with (pound)242 million for the nine months ended September 30, 2004. The increase in net cash provided by operating activities in 2005 compared with 2004 was principally as a result of improvements in operating income and reduced interest payments, partially offset by increases in working capital.

Net cash used in investing activities was (pound)253 million for the nine months ended September 30, 2005 compared with (pound)168 million for the nine months ended September 30, 2004. The increase in 2005 over 2004 arose principally as a result of the additional investment in sit-up partially offset by reduced payments for capital expenditure, proceeds from disposal and sale and leaseback of fixed assets, and increased loan repayments received from affiliates. Net cash used in investing activities includes net cash inflow from affiliates of (pound)13 million for the nine months ended September 30, 2005 compared with net cash inflow of (pound)2 million for the nine months ended September 30, 2004. The nine months ended September 30, 2004 benefited from a receipt of an additional (pound)7 million relating to the disposal of an affiliate. Capital expenditure accounted for (pound)173 million of the total net cash used in investing activities in the nine months ended September 30, 2005 compared with (pound)177 million in the corresponding period in 2004.

Net cash provided by financing activities totalled (pound)96 million for the nine months ended September 30, 2005 compared with net cash used in financing activities of (pound)235 million for the nine months ended September 30, 2004, primarily due to the raising of additional finance of (pound)110 million in respect of the financing of the additional investment in sit-up in 2005. In the nine months ended September 30, 2004 our Predecessor Company repaid a (pound)160 million credit advance on its then senior secured credit facility, placed (pound)36 million in restricted deposits and paid the balance of the amendment fee on its amended senior secured credit facility of (pound)22 million.

As of September 30, 2005, we had cash and cash equivalents of (pound)260 million on a consolidated basis (excluding (pound)11 million that was restricted as to use to providing security for leasing and other obligations and (pound)4 million that was restricted as to use to settle restructuring and liquidation expenses of our Predecessor). Cash balances increased by (pound)192 million for the nine months ended September 30, 2005 mainly as a result of strong operating performance, decreased capital expenditure and proceeds from disposal and sale and leaseback of fixed assets, and the consolidation of sit-up's cash and cash equivalents upon acquisition. As of September 30, 2004, we had cash balances of (pound)266 million (excluding (pound)33 million that was restricted).

OFF-BALANCE SHEET TRANSACTIONS

As of September 30, 2005, we had no off-balance sheet transactions.

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

The Company carries out its annual impairment reviews during the fourth quarter in conjunction with its annual budget process.

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

USE OF NON-GAAP FINANCIAL MEASURES

AVERAGE MONTHLY REVENUE PER CUSTOMER OR "HOUSEHOLD ARPU (EXCLUDING IMPACT OF THE (POUND)16 MILLION VAT RECOVERY)"

For the nine month period, Household ARPU (excluding impact of the (pound)16 million VAT recovery) represents the consumer sales division's total nine months' revenue of residential customers, including installation revenues, but excluding the recovery of (pound)16 million VAT, divided by the average number of residential customers in the nine months, divided by nine.

Household ARPU (excluding impact of the (pound)16 million VAT recovery) is not a financial measure recognized under GAAP. This measure is most directly comparable to the GAAP financial measure, Household ARPU. The significant limitation associated with the use of Household ARPU (excluding impact of the (pound)16 million VAT recovery) as compared to Household ARPU is that Household ARPU (excluding impact of the (pound)16 million VAT recovery) does not consider (pound)16 million of revenues received in respect of recovered VAT. Telewest believes Household ARPU (excluding impact of the (pound)16 million VAT recovery) is helpful for understanding the trend in respect of its residential revenues derived from customers during the period and it provides useful supplemental information to investors. The VAT recovery is not expected to recur. Because non-GAAP financial measures are not standardized, it may not be possible to compare Household ARPU (excluding impact of the (pound)16 million VAT recovery) with other companies' non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for Household ARPU, or other measures of financial performance reported in accordance with GAAP.

AVERAGE MONTHLY REVENUE PER TELEVISION SUBSCRIBER OR "TELEVISION ARPU (EXCLUDING IMPACT OF THE (POUND)16 MILLION VAT RECOVERY)"

For the nine month period, Television ARPU (excluding impact of the (pound)16 million VAT recovery) represents the sum of the consumer sales division's total nine months' revenue of television subscribers, including installation revenues, but excluding the recovery of (pound)16 million VAT, divided by the average number of television subscribers in the nine months, divided by nine.

Television ARPU (excluding impact of the (pound)16 million VAT recovery) is not a financial measure recognized under GAAP. This measure is most directly comparable to the GAAP financial measure, Television ARPU. The significant limitation associated with the use of Television ARPU (excluding impact of the (pound)16 million VAT recovery) as compared to Television ARPU is that Television ARPU (excluding impact of the (pound)16 million VAT recovery) does not consider (pound)16 million of revenues received in respect of recovered VAT. Telewest believes Television ARPU (excluding impact of the (pound)16 million VAT recovery) is helpful for understanding the trend in respect of its television revenues derived from subscribers during the period and it provides useful supplemental information to investors. The VAT recovery is not expected to recur. Because non-GAAP financial measures are not standardized, it may not be possible to compare Television ARPU (excluding impact of the (pound)16 million VAT recovery) with other companies' non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for Television ARPU, or other measures of financial performance reported in accordance with GAAP.

-----------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS
                                                                                          ENDED
                                                                                  SEPTEMBER 30,
                                                                                           2005
-----------------------------------------------------------------------------------------------
RECONCILIATION OF HOUSEHOLD ARPU TO HOUSEHOLD ARPU (EXCLUDING IMPACT OF
 THE (POUND)16 MILLION VAT RECOVERY)
Consumer sales division revenue in the period                                (pound)757 million
Average number of residential customers in the period                                 1,826,491
                                                                           --------------------
Household ARPU                                                                     (pound)46.09
                                                                           --------------------

Consumer sales division revenue in the period                                (pound)757 million
VAT recovery                                                                (pound)(16) million
                                                                           --------------------
Consumer sales division revenue (excluding (pound)16 million VAT recovery)   (pound)741 million
Average number of residential customers in the period                                 1,826,491
                                                                           --------------------
Household ARPU (excluding impact of the (pound)16 million VAT recovery)            (pound)45.14
                                                                           --------------------


RECONCILIATION OF TELEVISION ARPU TO TELEVISION ARPU (EXCLUDING IMPACT OF
 THE (POUND)16 MILLION VAT RECOVERY)
Consumer television revenue in the period                                    (pound)265 million
Average number of television subscribers in the period                                1,325,983
                                                                           --------------------
Television ARPU                                                                    (pound)22.25
                                                                           --------------------

Consumer television revenue in the period                                    (pound)265 million
VAT recovery                                                                (pound)(16) million
                                                                           --------------------
Consumer television revenue (excluding (pound)16 million VAT recovery)       (pound)249 million
Average number of television subscribers in the period                                1,325,983
                                                                           --------------------
Television ARPU (excluding impact of the (pound)16 million VAT recovery)           (pound)20.93
                                                                           --------------------


ITEM - 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks to which we were exposed during the three- and nine-month periods ended September 30, 2005 were:

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

The aggregate amount outstanding under the TCN Group and Flextech Group bank facilities at September 30, 2005 was (pound)1,811 million and the aggregate notional principal amount of the interest rate swaps was (pound)1,065 million.

The TCN interest rate swap contracts entered into in the fourth quarter of 2004 qualified for hedge accounting under SFAS 133, Accounting for Derivatives and Hedging Activities, ("SFAS 133") from March 1, 2005. Consequently any changes in their fair value have been accounted for through the Statement of Operations for January and February 2005, and through other comprehensive income when hedge accounting was effective from March 1, 2005. The two additional interest rate swaps executed in the second quarter of 2005 also qualify for hedge accounting under SFAS 133 from the date of their execution and changes in fair value have been accounted for through other comprehensive income when hedge accounting was effective.

The signing of an Agreement and Plan of Merger with NTL, Inc. on October 2, 2005 led the Group to discontinue hedge accounting with effect from that date. As a result, future changes in the fair value of our derivative instruments will be accounted for as a component of net income rather than other comprehensive income.

Based on our consolidated variable rate debt outstanding at September 30, 2005 after taking into account our derivative instruments, we estimate that a one-percentage point change in interest rates would have an impact of approximately (pound)7 million on our annual interest expense.

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF FOREIGN CURRENCY EXCHANGE RISK

As a result of entering into the TCN Group bank facilities on December 30, 2004, we now have US$150 million and Euro100 million of indebtedness. Consequently, we are now exposed to fluctuations in exchange rates both on the repayment of the principal, and also on servicing the debt during the lifetime of the debt. In order to mitigate the foreign exchange risk presented by this indebtedness we entered into cross currency swaps on December 30, 2004. The notional amounts on the cross currency swaps totalled US$150 million and Euro100 million, and the maturities match the maturities on the bank debt. The cross currency swaps are floating to floating, enabling us to pay floating pounds sterling when servicing the debt, and to buy US dollars and Euros for repaying the debt at a fixed rate and servicing the debt for the lifetime of the swaps.

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

The hypothetical changes in the fair value of hedging instruments are estimated, based on the same methodology used by third-party financial institutions to calculate the fair value of the original instruments, keeping all variables constant except that the relevant interest rate on interest rate swaps and the foreign currency exchange rate on cross currency swaps have been adjusted to reflect the hypothetical change. Fair value estimates by their nature are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined precisely.

The amounts generated from the sensitivity analysis are forward-looking estimates of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from those projected results due to developments in the global financial markets which may cause fluctuations in interest rates and/or exchange rates to affect fair values in a manner that varies from the hypothetical amounts disclosed in the tables below, which therefore should not be considered a projection of likely future events and losses. The sensitivity analysis is for information purposes only. In practice, market rates rarely change in isolation.

INTEREST RATE RISK - SENSITIVITY ANALYSIS

The sensitivity analysis below presents the hypothetical change in fair value based on an immediate one-percentage point (100 basis points) increase in interest rates across all maturities:

                                         SEPTEMBER 30, 2005
                                    -----------------------------
                                         ((POUND) MILLION)
                                         -----------------
                                                     HYPOTHETICAL
                                                        CHANGE IN
                                         FAIR VALUE    FAIR VALUE
                                         ----------    ----------
Interest rate swaps                            (38)            25

-----------------------------------------------------------------

FOREIGN CURRENCY EXCHANGE RATE RISK - SENSITIVITY ANALYSIS

The sensitivity analysis below presents the hypothetical change in fair value based on an immediate 10% decrease in the US dollar and Euro to pound sterling exchange rates:

                                         SEPTEMBER 30, 2005
                                    -----------------------------
                                         ((POUND) MILLION)
                                         -----------------
                                                     HYPOTHETICAL
                                                        CHANGE IN
                                         FAIR VALUE    FAIR VALUE
                                         ----------    ----------
 US dollar-denominated long-term debt          (85)           (9)
 Euro denominated long-term debt               (68)           (8)
 Foreign exchange swaps                         (2)           20

 ----------------------------------------------------------------

ITEM - 4 CONTROLS AND PROCEDURES

Our Acting Chief Executive Officer and Chief Financial Officer have, with the participation of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the US Securities and Exchange Commission ("SEC"). There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company is not yet an accelerated filer, as defined in Rule 12b-2 of the Exchange Act. As a result, it is not currently required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act ("S.404"), as adopted by the SEC, but expects to be subject to S.404 for fiscal years ending on or after July 15, 2005. The Company therefore expects to file its first internal control report certification and related attestation report in respect of S.404 when filing Form 10-K for the year ending December 31, 2005.

The Company has begun work to fulfill the requirements for certification in respect of internal controls and continues to work towards meeting its deadline for compliance, as referred to above.

PART II - OTHER INFORMATION

ITEM - 1  LEGAL PROCEEDINGS

Other than as set forth below, neither we nor any of our subsidiaries is or has been engaged in any legal or arbitration proceedings, nor are any such proceedings pending or threatened by or against them that may have, or have had during the three months ended September 30, 2005, a significant effect on our and our subsidiaries' financial position.

VAT PROCEEDING

See Telewest's Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 11, 2005, for a description of a VAT (Value Added Tax) proceeding which was recently concluded in Telewest's favor.

ITEM - 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM - 5  OTHER INFORMATION

None

ITEM - 6  EXHIBITS

3.1 Restated Certificate of Incorporation of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
3.2 Restated By-Laws of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 14,
         2004).
4.1 Form of Certificate of Common Stock of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.2 Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and the Bank of New York, a New York trust company (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.3 Registration Rights Agreement dated March 25, 2004, among Telewest Global, Inc. and holders listed in the signature pages thereto (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.4 Amendment No. 1, dated October 2, 2005, to the Rights Agreement, dated March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent.*
10.1 Agreement and Plan of Merger, dated as of October 2, 2005 among Telewest Global, Inc., and NTL Incorporated and Merger Sub Inc. (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.2 General Form of Amendment to Nonqualified Stock option Agreement (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.3 Form of Amendment Applicable to Options Held by Barry Elson (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.4 Form of Amendment Applicable to Options Held by Eric J. Tveter with a Per Share Exercise Price of $0.01 (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6,
         2005).
10.5 General Form of Amendment to Restricted Stock Agreement (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.6 Telewest Global, Inc. Amended and Restated Long-Term Incentive Plan (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
31.1     Certification of Acting Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification of Acting Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*   Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Telewest Global, Inc.
                                           -------------------------------
                                                    (registrant)


Date: November 10, 2005                     /s/ Neil Smith
                                           -------------------------------
                                           Name: Neil Smith
                                           Chief Financial Officer

                               EXHIBIT INDEX
                                DESCRIPTION
EXHIBIT
NUMBER
3.1 Restated Certificate of Incorporation of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
3.2 Restated By-Laws of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 14,
         2004).
4.1 Form of Certificate of Common Stock of Telewest Global, Inc. (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.2 Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and the Bank of New York, a New York trust company (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.3 Registration Rights Agreement dated March 25, 2004, among Telewest Global, Inc. and holders listed in the signature pages thereto (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815)).
4.4 Amendment No. 1, dated October 2, 2005, to the Rights Agreement, dated March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent.*
10.1 Agreement and Plan of Merger, dated as of October 2, 2005 among Telewest Global, Inc., and NTL Incorporated and Merger Sub Inc. (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.2 General Form of Amendment to Nonqualified Stock option Agreement (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.3 Form of Amendment Applicable to Options Held by Barry Elson (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.4 Form of Amendment Applicable to Options Held by Eric J. Tveter with a Per Share Exercise Price of $0.01 (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6,
         2005).
10.5 General Form of Amendment to Restricted Stock Agreement (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
10.6 Telewest Global, Inc. Amended and Restated Long-Term Incentive Plan (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005).
31.1     Certification of Acting Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification of Acting Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith