Form 10-K
period 2005-12-31
TELEWEST GLOBAL INC
filed 2006-02-28
CIK 1270400

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
+44 (20) 7299 5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer.  Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy, or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

        As of June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $5,585 million.

        The number of shares outstanding of the registrant's common stock as of February 23, 2006 was 246,011,739.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF 10-K INTO WHICH INCORPORATED
PROXY STATEMENT FOR 2006 ANNUAL MEETING OF STOCKHOLDERS	PART III

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report and any document incorporated by reference into this Annual Report contain forward-looking statements. Statements in this Annual Report and any document incorporated by reference into this Annual Report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

        These forward-looking statements, wherever they occur in this Annual Report, are estimates reflecting the best judgment of the senior management of Telewest. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this Annual Report.

        Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements, both in respect of the Company prior to its proposed merger with NTL Incorporated and the combined company upon completion of the proposed merger, include the following:

  •
  the failure to obtain and retain expected synergies from the proposed merger;

  •
  rates of success in executing, managing and integrating key acquisitions, including the proposed merger;

  •
  the ability to achieve business plans;

  •
  the ability to manage and maintain key customer relationships;

  •
  the ability to fund debt service obligations through operating cash flow;

  •
  the ability to obtain additional financing in the future;

  •
  the ability to react to competitive and technological changes;

  •
  the ability to comply with restrictive covenants in existing indebtedness;

  •
  the ability to control customer churn;

  •
  the ability to market broadband services successfully;

  •
  the ability to compete with a range of other communications and content providers;

  •
  the functionality or market acceptance of new products that we may introduce;

  •
  possible losses in revenues due to systems failures;

  •
  the ability to maintain and upgrade networks in a cost-effective and timely manner;

  •
  the reliance on single-source suppliers for some equipment and software;

  •
  the ability to provide attractive programming at a reasonable cost;

  •
  the extent to which future earnings will be sufficient to cover fixed charges;

  •
  currency and interest rate risks; and

  •
  the right to transmit programming content over the internet.

        Words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "could," "target," "intend," "seek," "may," "assume," "continue," "believe," "will" and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report and any other document incorporated by reference.

        Additional risks and factors that could cause our results to differ materially are discussed under the caption "Risk Factors" on page 30 of this Annual Report. Those risk factors may not be exhaustive. Other sections of this Annual Report may describe additional factors that could adversely impact our business and financial performance.

        You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference.

        Unless otherwise required by applicable securities laws, we do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

PART I

ITEM 1.    BUSINESS

Background

        We were incorporated in the State of Delaware on November 12, 2003, as a wholly owned subsidiary of our predecessor company, Telewest Communications, as part of its financial restructuring. On July 15, 2004, upon completion of the financial restructuring, we became the ultimate holding company for the operating companies of Telewest Communications.

        We conduct our operations through direct and indirect wholly owned subsidiaries. Our principal executive office is located at 160 Great Portland Street, London, W1W 5QA, United Kingdom, and our telephone number is +44 (20) 7299 5000. Our World Wide Web site is www.telewest.co.uk and the investor relations section of our web site can be accessed under the heading "Investor Information" where we make available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments thereto, as soon as reasonably practical after they are filed with the U.S. Securities and Exchange Commission (SEC). Information included on our website is not incorporated by reference in this Annual Report.

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

Recent Developments

Merger Agreement

        We have entered into a definitive merger agreement with NTL Incorporated ("NTL"), pursuant to which the two businesses would be combined if the transaction is approved. Stockholder meetings to consider and vote on the transaction are scheduled for March 2, 2006.

NTL

        NTL is one of the leading communications and content distribution companies in the UK, providing internet access, telephone and television services to over 3.3 million residential customers, including 1.6 million broadband customers. NTL also provides internet and telephone services to its residential customers who are not connected to its cable network via access to other companies' telecommunications networks and via an internet service provider operated by its subsidiary, Virgin Net Limited. NTL offers what it refers to as a "triple play" bundle of internet, telephone and television services through competitively priced bundled packages. NTL also provides a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services.

        NTL's services are delivered through its wholly owned local access communications network passing approximately 7.9 million homes in the UK. The design and capability of NTL's network provides it with the ability to offer the "triple play" to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

Merger and Reclassification

        Under the merger agreement, Telewest, which currently trades on NASDAQ under the symbol "TLWT," will file a second restated certificate of incorporation, or the charter amendment, to effect a change of name from "Telewest Global, Inc." to "NTL Incorporated" and to reclassify each share of Telewest common stock issued and outstanding immediately prior to the effective time of the reclassification into (i) 0.2875 shares of Telewest common stock existing immediately after the effective time of the reclassification, or Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock, and (ii) one share of Telewest Class B Redeemable Common stock, or Telewest redeemable common stock. At the effective time of the merger, (i) each share of Telewest redeemable common stock will be automatically redeemed for $16.25 in cash without interest and (ii) each share of NTL common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 2.5 shares of Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock. The aggregate transaction consideration to be received by Telewest stockholders is approximately $1.66 billion of stock (at current market prices) and approximately $4.0 billion of cash.

        Upon completion of the merger, Telewest stockholders will own approximately 25% and NTL stockholders approximately 75% of the combined company on a fully diluted basis based on currently outstanding shares, options and warrants. Upon completion of the merger, NTL will be wholly owned by Telewest. Immediately following the merger, Telewest will change its name to "NTL Incorporated." NTL common stock, which currently trades on NASDAQ under the symbol "NTLI," will be delisted. Telewest's ticker symbol will be changed to "NTLI."

Change in Directors and Executive Officers

        In connection with the merger, all but two of our current directors will resign from the Telewest board of directors and the nine incumbent members of the NTL board will become members of our board. In addition, it is expected that Mr. Anthony (Cob) W.P. Stenham, our current Chairman, will become Deputy Chairman of the combined company, and Mr. William J. Connors will also continue to serve as a director.

        Also in connection with the merger, at the direction of NTL pursuant to the merger agreement, we will enter into employment arrangements with certain individuals who will serve as executive officers of the combined company following the merger. The principal officers of the combined company are expected to include the current executive officers of NTL, Malcolm Wall as Chief Executive Officer of the Content Segment and (subject to agreement to terms) Mr. Stenham as Deputy Chairman and Neil R. Smith as Deputy Chief Financial Officer .

        Further details relating to the merger and the merger agreement are included in our joint proxy statement/prospectus filed with the SEC on January 30, 2006 and posted to our shareholders on or about January 31, 2006.

Our Business

        We are a leading broadband communications and media group in the U.K., providing:

  •
  television, telephone and internet access services to residential customers in the U.K.;

  •
  voice, data and managed solutions services for businesses in the U.K.;

  •
  basic television channels and related services to the U.K. multi-channel broadcasting market; and

  •
  a wide variety of consumer products by means of auction-based televised shopping programs.

        Our television and communications services are delivered through our wholly owned broadband, local access communications network, passing approximately 4.7 million homes in the U.K. Our networks consist of local distribution networks, a "national network" and an internet protocol, or IP, services platform and provide high-speed interconnection and two-way interactivity with directly connected residential and business customers.

        Our television channels, auction-based shopping programs and related services are provided through our wholly owned subsidiaries, Flextech Limited, or Flextech, and sit-up Limited, or sit-up. Flextech has ten genre-based entertainment channels, four of which are multi-phased (multiplexed) versions of its other channels, and owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide Limited, or BBC Worldwide. Together Flextech and the UKTV Group are the largest supplier of basic channels to the U.K. pay-television market. sit-up provides a wide-variety of consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        We report our operations as three separate business segments for accounting purposes: (1) the cable segment, (2) the content segment and (3) the sit-up segment. The cable segment includes those of our operations relating to the provision of television, telephone and internet access services to residential customers in the U.K. and voice, data and managed solutions services for businesses in the U.K.; the content segment includes those of our operations relating to the provision of basic television channels and related services to the U.K. multi-channel broadcasting market, excluding the operations of sit-up; and the sit-up segment includes the operations of sit-up. We account for the UKTV Group using the equity method by recording our share of the UKTV Group's net income as a share of net income from affiliates. As a result, the UKTV Group results of operations are not reflected in the results of operations of any of our business segments. Unless otherwise indicated, any references to our cable, content and sit-up segments in this Annual Report have the same meaning as they do for accounting purposes.

Selected Operating Data-Unaudited

        The following table sets out certain of our and our predecessor's operating data for the years ended December 31, 2005, 2004 and 2003, respectively. The information represents combined operating statistics for all of our franchises.

	Year ended December 31,
	2005	2004	2003
Customer data
Homes passed and marketed(1)	4,700,780	4,686,794	4,674,764
Total customer relationships(2)	1,868,231	1,799,556	1,730,438
Customer penetration	39.7%	38.4%	37.0%
Customer additions	333,659	297,274	217,361
Customer disconnections	(264,984)	(228,156)	(245,548)
Net customer additions/(disconnections)	68,675	69,118	(28,187)
Revenue Generating Units "RGUs"(3)	4,059,576	3,671,402	3,286,706
RGUs per customer	2.17	2.04	1.90
Net RGU additions	388,174	384,696	116,352
Average monthly revenue per customer(4)	£45.85	£45.04	£43.42
Average monthly revenue per customer (excluding impact of a £16 million VAT recovery)(5)	£45.14	£45.04	£43.42
Average monthly churn(6)	1.2%	1.1%	1.2%

Bundled customers
Customers subscribing to two or more services	1,492,744	1,379,057	1,264,756
Customers subscribing to three services ("triple play")	698,601	492,789	291,512
Percentage of dual or triple play customers	79.9%	76.6%	73.1%
Percentage of triple play customers	37.4%	27.4%	16.8%
Consumer television
Television ready homes passed and marketed	4,700,780	4,686,794	4,674,764
Total subscribers	1,367,646	1,312,825	1,272,064
Net additions/(disconnections)	54,821	40,761	(21,747)
Television penetration	29.1%	28.0%	27.2%
Digital ready homes passed and marketed	4,525,241	4,420,388	4,306,251
Digital subscribers	1,270,785	1,122,301	987,873
Net digital additions	148,484	134,428	130,401
Penetration of digital subscribers to total subscribers	92.9%	85.5%	77.7%
Average monthly churn(6)	1.6%	1.3%	1.5%
Average monthly revenue per subscriber(4)	£21.83	£20.80	£20.87
Average monthly revenue per subscriber (excluding impact of a £16 million VAT recovery)(5)	£20.85	£20.80	£20.87
Consumer telephony
Telephony ready homes passed and marketed	4,698,435	4,683,153	4,670,494
"Talk Weekends" (and previously "3-2-1") telephony subscribers	1,018,458	1,080,893	1,144,474
"Talk Unlimited" and "Talk Evenings and Weekends" telephony subscribers	668,461	579,448	455,559
Total subscribers	1,686,919	1,660,341	1,600,033
Net additions/(disconnections)	26,578	60,308	(14,291)
Telephony penetration	35.9%	35.5%	34.3%
Average monthly churn(6)	1.2%	1.1%	1.1%
Average monthly revenue per subscriber(4)	£22.51	£23.68	£24.29
Consumer internet
Broadband ready homes passed and marketed	4,525,241	4,420,388	4,306,251
Total metered dial-up internet subscribers	19,561	33,417	49,368
Total unmetered dial-up internet subscribers	38,354	107,220	184,009
Total broadband internet subscribers	1,005,011	698,236	414,609
Net broadband internet additions	306,775	283,627	152,390
Broadband internet penetration	22.2%	15.8%	9.6%
Average monthly broadband internet churn(6)	1.2%	1.1%	1.1%
Average monthly revenue per broadband internet subscriber(4)	£19.15	£21.46	£22.72

Notes:

(1)
The number of homes within our service area that can potentially be served by our network with minimal connection costs. Information concerning the number of homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases as at December 31 for each period presented.

(2)
The number of customers who receive at least one of our television, telephony and broadband internet services as at December 31 for each period presented.

(3)
Revenue Generating Units, or RGUs, refer to subscriptions to each of our analog television, digital television, telephony and broadband internet services on an individual basis. For example, when we provide one customer with digital television and broadband internet services, we record two RGUs. Dial-up internet services, second telephone lines and additional TV outlets are not recorded as RGUs although they generate revenue for us.

(4)
Average monthly revenue per customer (often referred to as "Customer ARPU" or "Customer Average Revenue per User") represents the consumer sales division's total annual revenue of residential customers, including installation revenues, divided by the average number of residential customers in the year, divided by twelve. The same methodology is used for television, telephony and broadband internet average monthly revenue per subscriber ("Subscriber ARPU").

(5)
Excludes the impact of a £16 million VAT recovery from consumer sales division revenue in the year ended December 31, 2005.

(6)
Average monthly churn represents the total number of customers who disconnected during the year divided by the average number of customers in the year, divided by twelve. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from the total number of customers who disconnected.

Cable Segment

Consumer Sales Division

        Our consumer sales division encompasses residential cable television, telephony and consumer internet services. We market all of our consumer sales division services under the "Telewest Broadband" name.

        As at December 31, 2005, we had approximately 699,000 "triple play" customers subscribing to television, telephony and broadband internet services. These "triple play" customers accounted for approximately 37.4% of our customer base at December 31, 2005 compared to 27.4% at December 31, 2004. Recent growth in our "triple play" base, which represents our most profitable customer offering, is a result of growth in our Blueyonder Broadband internet services and promotions for our bundled service offerings.

Consumer Television

        Our consumer television services provide a wide range of programming over our digital and analog television platforms, including news and information, general interest, business, children's, international, music and sports programming. We obtain our programming content through Flextech, UKTV and other programming suppliers such as BSkyB.

        We offer multi-channel analog and digital television services in substantially all of the areas in which we operate. We completed the digital upgrade of our Preston, Liverpool and West Kent networks in 2005, enabling the delivery of digital television services to approximately 92,000 additional homes in total and we currently deliver digital services to approximately 96.3% of our network.

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

        We have an up-front payment system for most new customers whereby we charge up-front payments that are offset against installation and/or subscription fees. This billing practice has reduced the percentage of new customers who receive our services but fail to pay for them. New customers, who subscribe to our services on-line, where we have our highest quality of customer acquisition, are not required to make up-front payments. In addition, a majority of our customers pay for their services on a direct debit basis that reduces late payments and non-payments.

        As at December 31, 2005, we had approximately 1.4 million consumer television subscribers.

Digital Television Services

        Our digital television services consist of a wide array of television and radio channels, interactive services, including enhanced "red-button" functionality and television e-mail. "Red-button" functionality allows customers to access interactive and enhanced television services using the red button on their remote control. As at December 31, 2005, we had an installed base of approximately 1.3 million digital television subscribers representing approximately 92.9% of our total consumer television subscriber base. Our digital television services provide greater customer choice than our analog services and include interactive services and an electronic program guide.

        Our digital television subscribers can subscribe to one or more premium channels (e.g., movie and sports channels may be added for an additional monthly fee) and they can also purchase pay-per-view Barclays F.A. Premier League football matches.

        In 2005, we launched and rolled out our "Teleport" video on demand service to our entire digital television subscriber base. This service enables all of our digital television subscribers to rent films from a library of over 400 recently released and library films for a 24-hour period. All digital television subscribers also have access to our "Teleport Replay" service that shows selected programming from the previous 7 days. In addition, our "Teleport TV" service provides subscribers with access to a wide range of high quality television content including drama, light entertainment, children's and documentary programming. Our "Teleport TV" service is available, at no additional cost, to all of our "Supreme" package subscribers and to our "Starter" and "Essential" subscribers for £5 a month. We have also launched "Teleport Life," which includes a range of niche on-demand programming as well as adult on-demand content. All of our "Teleport" on-demand content is delivered through existing set-top boxes and our "Teleport" services can be paused, rewound and fast-forwarded with a remote control.

        In December 2005, we also launched a pilot of our high definition (HD) ready DVR service, "TVDrive." The "TVDrive" set-top box incorporates three tuners and can store approximately 80 hours of standard definition programming. We have now launched "TVDrive" to all our areas and digital subscribers with HD enabled television sets taking our "TVDrive" service can have access to a range of HD on-demand programs through our "Teleport" service. HD films on-demand are expected to form a substantial part of our "Teleport" services. "TVDrive" is available for £10 a month when taken in conjunction with our "Supreme" package, and for £15 a month when taken with either "Starter" or "Essential" packages. We are also offering subscribers who take our "TVDrive" service the opportunity to continue to rent their existing set-top box as a second box for a fee of £5 per month.

        In 2005 we introduced new channels to our "Essential" and "Starter" packages in order to enhance the attractiveness of our basic cable television packages. These packages accounted for approximately 30% and 31%, respectively, of our digital television base at December 31, 2005. As part of our focus on more profitable cable television subscribers, our "Starter" package is only available if bundled with our cable telephony and/or broadband internet services and new stand-alone consumer television subscribers must subscribe to our "Essential" or "Supreme" basic packages.

        All of our digital television subscribers are subject to a 12-month minimum subscription period and are billed monthly in advance for their chosen cable television package. Any premium channels purchased are billed in advance on a monthly basis and "add-ons" such as pay-per-view movies purchased through our "Teleport" service are charged at the time of purchase with those charges appearing on the subscriber's next monthly bill. As with all of our customer relationships, those who do not pay for their services on a direct debit basis are charged a separate and additional fee.

Analog Television Services

        We offer more than 30 basic channels and nine premium channels as part of our stand-alone and combined analog service offerings. Some of these analog channels operate throughout the day and others operate for only part of the day and share a channel position.

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

        All of our residential telephony subscribers are subject to a 12-month minimum subscription period and are billed monthly in advance for their line rental, which includes charges for the unmetered portion of subscriber bills. Metered calls are charged when made with those charges appearing on the subscriber's next bill and "add-ons" such as call-waiting and caller line identification are billed monthly in advance.

        All of our telephony subscribers are now required to subscribe to one of our unmetered or partially metered "Talk" packages. Our unmetered services are intended to enable us to better leverage our network capabilities by encouraging telephony usage and increasing average telephony revenue per user, while providing the customer with increased value for money. "Talk Unlimited" is a fixed-fee (including line rental) residential telephony package with unlimited local and national calls, excluding calls to non-geographic, premium rate and mobile telephone numbers. "Talk Unlimited" is offered as a stand-alone product or combined with pay-television packages. As at December 31, 2005, we had approximately 383,000 standard "Talk Unlimited" subscribers accounting for approximately 22.7% of all of our consumer telephony subscribers.

        "Talk Evenings and Weekends" permits unlimited local and national evening and weekend calls to anywhere in the UK for a flat monthly rate (including line rental). As at December 31, 2005, we had approximately 285,000 "Talk Evenings and Weekends" subscribers. Total subscribers to our two principal "Talk" services at December 31, 2005, therefore, amounted to approximately 668,000, or approximately 39.6% of our total telephony subscribers at that date. On January 12, 2006, we launched "Talk Anywhere" in our North West region. "Talk Anywhere" is a first of its kind service in the UK that allows subscribers to call anywhere in the country, abroad or to a mobile phone for one fixed fee, regardless of the time or day. Telephony subscribers in the North West region can subscribe to "Talk Anywhere" unmetered packages with 200, 400 or 800 minutes. "Talk Anywhere" will continue to be rolled-out across our subscriber base during 2006. From July 2005 the remainder of our telephony subscribers were required to subscribe to our "Talk Weekends" package that offers unlimited local and national calls at weekends. In addition to our "Talk" packages, we also offer two "Talk" add-on products, "Talk International" and "Talk Mobile" which offer reduced rate calls on international and mobile calls, respectively, for a flat monthly fee. Throughout 2005, we also improved the value for money offered by our telephony services by offering free voicemail.

Consumer Internet

High-speed Internet Service (Blueyonder Broadband)

        Blueyonder Broadband internet, a high-speed consumer internet service that we launched in March 2000, is a growing and strategically significant part of our business. Using our national network and our interactive services platform, Blueyonder Broadband offers high-speed access to the internet. Customers access this service via cable modems linked to personal computers, via wired or wireless connections to modems in digital television set-top boxes and have unlimited and continuous access to internet content for a monthly subscription fee.

        Blueyonder Broadband internet is also successful in attracting new customers to our services. For example, in the year ended December 31, 2005, approximately 45% of Blueyonder Broadband internet installations were in respect of new customer relationships.

        As at December 31, 2005, we had approximately 1,005,000 Blueyonder Broadband internet subscribers, approximately 70% of whom also subscribed to both our consumer telephony and consumer television services and approximately 94% of whom subscribed to at least one of our consumer telephony or consumer television services. During 2005, we upgraded our lowest tier service from 256Kb to 512Kb and in October 2005 we announced further speed increases to create three tiers of service, "Blueyonder Broadband" (2Mb), "Blueyonder Broadband Complete" (4Mb) and "Blueyonder Broadband Elite" (10Mb), providing a significant increase in our product speed at no extra cost to our subscribers. As at December 31, 2005, we had completed approximately 70% of these speed upgrades. In addition, in August 2005 we launched our "PC Guard" security product to our entire Blueyonder Broadband internet customer base. "PC Guard" provides firewall, pop-up blocker, anti-virus, anti-spyware and parental control functionality, and will be offered at no extra charge to our "Blueyonder Broadband Elite" and "Blueyonder Broadband Complete" subscribers. Blueyonder Broadband 2Mb customers are offered a firewall and pop-up blocker at an additional charge. The additional features (anti-virus, anti-spyware, parental control) are currently available as part of a free trial. We intend to start charging for these additional features on a premium basis in 2006.

        Blueyonder Broadband internet service is now available to all of our subscribers, except those in certain parts of our coverage areas which have not yet been upgraded. We have recently upgraded approximately 92,000 homes in Preston, Liverpool and West Kent to receive Blueyonder Broadband internet services. We currently deliver Blueyonder Broadband internet services to approximately 96.3% of our network.

        Our Blueyonder Broadband internet subscribers are subject to a 12-month minimum subscription period and are billed monthly in advance for their chosen service.

        Together with our dial-up internet services, described below, we had approximately 1,063,000 consumer internet subscribers as at December 31, 2005.

Dial-up Internet Services

        We also provide unmetered internet access for a flat fee under the brand name "SurfUnlimited." As at December 31, 2005, we provided consumer internet access to approximately 58,000 residential customers through our SurfUnlimited and pay-as-you-go internet services. SurfUnlimited introduces subscribers to a reliable fixed-fee unmetered service from which we generally try to migrate subscribers to our Blueyonder Broadband internet services.

        Our SurfUnlimited dial-up internet subscribers are billed monthly in advance and our pay-as-you-go dial-up internet subscribers are billed for actual usage in their next bill.

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

Customer Care

        We believe that customer care is a key factor in all efforts to control churn and that our current levels of household churn (which generally compare favorably to the household churn levels of other cable companies in Europe and the U.S.) reflect our continuing strong focus on customer care.

        As at December 31, 2005, we employed approximately 1,750 full-time equivalent staff in various call center/customer care roles after consolidating twelve customer care centers into five main sites and two smaller satellite centers. These sites are connected virtually and the activity in these centers has been engineered around three key activities:

  •
  the diagnosis and handling of faults and technical issues across all three consumer services at our national technical center;

  •
  the handling of all customer relationship inquiries, including non-move related disconnect requests, at our customer enquiry centers; and

  •
  the handling of all customer moves and all written and electronic customer contact at our national customer support function.

        Supporting this strategy are two outsourced contact centers that handle approximately 25% of customer care calls.

        In addition to the above we also have a dedicated national billing and collections center with approximately 230 full-time equivalent employees.

Business Sales Division

Markets and Products

        Our business sales division, which operates under the "Telewest Business" brand, is focused on the delivery of communications solutions to UK businesses. In particular, the division targets multi-site organizations in the private and public sectors. These organizations have complex requirements for communications services and the core capabilities of our network enable us to provide an array of managed voice and data services, such as advanced telephony, private networks and virtual private networks, to meet those requirements. In particular, these organizations:

  •
  have an increasing demand for bandwidth;

  •
  account for a significant percentage of the total UK business telecommunications spending; and

  •
  make local buying decisions and need local technical support.

        Our business services range from simple voice and point-to-point private circuits to more specialized products including hybrid managed Centrex, our "IP Virtual Private Networks" and our emerging data products such as "Evolved Ethernet" and "National Ethernet." These advanced products enable customers to integrate voice, data and video transmission over a single network.

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

Sales and Marketing

        Telewest Business is positioned as a high-quality, price-competitive solutions provider and employs direct sales forces with specialist knowledge and experience within each of our target customer areas: public sector, corporates, small and medium-sized businesses and carrier.

        In 2005, we continued to support our public sector and corporate customers through direct account management, generally through account teams located in close proximity to the customers and by working to understand the unique requirements of each customer. Once an opportunity is assessed and an appropriate business solution is identified, our account managers engage our specialist "Business Solutions Consultants" to design scaleable network solutions specific to our clients' requirements and matching the changing demands of our clients' business environment.

        This approach for the larger customers contrasts with the central management of small and medium-sized business customers who generally require more standardized solutions. These customers are managed centrally by our telesales team that focuses on retention, up-sell and cross-sell activity to our existing account base. We also employ our own telemarketing team to provide follow-up calls to our marketing campaigns.

        Our business account managers and service managers contact each major customer regularly to ensure service satisfaction and to market additional services appropriate for that customer.

Customer Care

        Recognizing that most individual business accounts produce significantly more revenue than individual consumer accounts, a consistently high quality of service is central to the provision of services by Telewest Business, from initial consultancy and advice to sales support and aftercare. Business customers require specialized customer care that is provided through two dedicated call centers that provide specialized fault-handling and resolution services.

Content Segment

        Our content segment is operated through our wholly owned subsidiary, Flextech. Flextech is primarily engaged in the supply of basic television channels and related services to the UK pay-television broadcasting market. Flextech has become a significant force in multi-channel television principally through leveraging its UKTV relationship with the BBC and by targeting audiences with its wholly owned channels and UKTV channels.

        Flextech, together with the companies that comprise UKTV, our joint ventures with BBC Worldwide, is the largest supplier of basic (i.e., non-premium) thematic channels to the UK pay-television broadcasting market, supplying approximately 18.8% of the UK's basic viewing in multi-channel television homes in the year ended December 31, 2005, based on data supplied by Broadcaster's Audience Research Board Limited, "BARB." Flextech has six wholly owned pay channels: Living TV, Living TV2, Bravo, Ftn, Trouble and Challenge TV, four of which—Living TV, Bravo, Trouble and Challenge—also have multiplexed versions. Flextech is also BBC Worldwide's 50% partner in UKTV. UKTV currently has ten pay channels and five associated multiplexed channels. Multiplexed channels generally air programming one hour later than that otherwise available on the channel from which they are derived (e.g., Living TV + 1 is derived from Living TV). Until May 12,

2005, Flextech also held a minority interest in sit-up Limited, which is described further below. On May 12, 2005 Flextech acquired a controlling interest in sit-up which is now consolidated.

        Depending upon the distribution agreement with the platform operator and the package chosen by the customer, our wholly owned and UKTV channels are available on our own analog and digital platforms, BSkyB's digital platform and NTL's analog and digital platforms. These channels generate distribution revenue based on either the number of customers subscribing to programming packages carried by the relevant platform operators or a fixed monthly fee. Further revenues are generated by the sale of airtime and sponsorship to advertisers and advertising agencies by Flextech's advertising sales department, IDS. Flextech and UKTV are also represented on Freeview, with UKTV History, UKTV Bright Ideas and Ftn, available to Freeview viewers as well as subscribers to all multi-channel platforms. Ftn, UKTV History and UKTV Bright Ideas are separate channels with distinct offerings that operate within one of the twenty-four hour general entertainment slots available on Freeview. UKTV History, UKTV Bright Ideas and Ftn are solely reliant on advertising revenues.

sit-up Segment

        On May 12 2005, we acquired a controlling interest in sit-up Limited ("sit-up") and on July 7, 2005 we subsequently completed the acquisition of 100% of its ordinary shares.

        The principal activity of sit-up, and the principal source of its revenue, is the retailing of a wide variety of consumer products primarily by means of entertaining and interactive live television home shopping programs using an innovative falling price auction-based format. The two main brands are price-drop tv and bid tv. Both of these are available 17 hours per day to viewers in 16 million homes in the UK via BSkyB's, NTL's and our own digital platforms, and Freeview, as well as on the internet at www.price-drop.tv and www.bid.tv.

        On July 27, 2005, sit-up launched a third auction channel, speed auction tv, which is available on BSkyB's, NTL's and our own digital platforms.

        In 2005 the success of the sit-up business was recognised when it won the awards for 'Best Retail Channel', and 'Channel Innovation' at the "Broadcast" Digital Channel Awards, with one of sit-up's founder directors, Ashley Faull, winning an 'Individual Achievement Award.' Separately, another founder director, Chris Manson, received the London Entrepreneur of the Year Award for consumer services.

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

        Our other significant suppliers include Viacom, Discovery and Time Warner.

        We acquire movie content for our "Teleport" service from FilmFlex, a joint venture between Sony Pictures Television International, Walt Disney Television International and the On Demand Group. In addition, we have also acquired content for our "Teleport TV" and "Teleport Replay" services from key programming suppliers including Discovery, the BBC and ITV.

Services, Equipment and Software

        We obtain services, equipment and software for the construction and operation of our cable systems from numerous independent suppliers. We believe that we can purchase most of the services, equipment and software we need to operate our business from more than one source. However, we obtain some of the equipment and software used in providing our services, in particular software with regard to our cable television set-top boxes, from a single source. If we are forced to use alternative software or if the supplier of a product that involves significant lead-time for production and delivery were unwilling or unable to supply it, we could suffer disruptions in the operation of our business, which could have an adverse effect on our results. We own almost all of the cable network equipment utilized on our network other than our digital telephony switches, which are leased.

sit-up Suppliers

        At sit-up, a varied range of merchandise is acquired from a wide number of suppliers. The suppliers are predominantly UK businesses (who import from overseas where appropriate). Orders are placed with suppliers under pre-agreed terms and conditions of supply. Warehousing is outsourced to a specialist logistics provider and delivery to the customer is via two principal parcel delivery businesses.

Our Networks

        Our network, which consists of approximately 65,000 kilometers (40,000 miles) of fiber and coaxial cable, as well as high-capacity electronics equipment, consists of three parts:

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

        Digital telephony signals typically are transmitted using synchronous digital hierarchy, or SDH, over fiber-optic cable to a 500-home node, at which point the signal is converted to a conventional telephony signal and distributed to customers over twisted copper pairs. In addition, direct fiber connections can be made to businesses to deliver a wide range of higher-capacity data services.

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

        In common with all other UK telecommunications operators, a part of our fiber-optic cable (making up the national network) is owned by other licensed operators and is leased to us on an "indefeasible rights of use" basis. These indefeasible rights of use typically have unexpired terms of 20 years before we are able to acquire ownership of the fiber or duct outright, although in some cases the rights are granted in perpetuity.

IP Network

        Our national network includes a national Internet Protocol, or IP, network. The IP network consists of 54 high-capacity IP routers located in our existing facilities. This network provides the backbone for our interactive digital television services as well as our high-speed internet services. The network is also used to deliver a range of IP virtual private network based data services to business customers.

        The broadband IP services platform has been deployed in parallel with our digital television and high-speed internet services. This platform consists of a range of application servers, application software and customer premises equipment such as our digital set-top boxes and cable modems.

Intellectual Property

        We do not own any material copyrights, patents or trademarks, other than the Telewest and Blueyonder brand names, certain television channel brand names and certain programming content. We do not believe that the ownership of copyrights, patents or trademarks, other than the Telewest and Blueyonder brand names and these television channel brand names, is material to our business. We rely on a number of third-party copyrights, patents and trademarks for applications relating to billing, customer management and the delivery of services over our networks, including new services such as VOD and DVR. The loss of certain third-party intellectual property could have a material adverse impact on our business. We also obtain television programming content from third parties.

        sit-up asserts copyright in the names of its brands and in the individual creative elements of its channels and websites. In addition, sit-up has patents granted and pending in the UK and in other countries, including the USA and Japan, over a number of inventions.

Research and Development

        Our research and development is focused on evaluating changes in technology that could affect our television, telephony and internet services. Our research and development expenditures, however, do not represent a material cost.

Employees

        The weighted-average number of our employees during the financial years ended December 31, 2005, 2004 and 2003 was 8,934, 8,613 and 9,111, respectively. The weighted-average number of persons employed during a year is calculated by averaging the number of persons employed at the end of each of the twelve months within that year.

        Approximately 700 field operations staff are covered by a collective bargaining agreement with the Communication Workers Union, or CWU, which is terminable by either CWU or us with three months' written notice. In addition, the CWU has balloted Telewest employees in one of our divisions, (also field operations staff), as part of a claim for recognition. The ballot was in favor of recognition, and we are currently finalizing a recognition agreement for the approximately 400 employees in that division. Except for this arrangement, none of our employees is covered by collective bargaining agreements. We believe that our relationship with the CWU and our employees is good.

Seasonality

        Although there is limited seasonal fluctuation in the overall demand for our services, some services are subject to seasonal fluctuation. We generally experience some increased consumer subscriptions in the fourth quarter, due to students returning from vacation and the Christmas holiday season. Similarly, telephone usage generally decreases during the summer due to summer vacations and as a result of customer moves. Our content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday season. Our sit-up segment records increased revenues and costs in the fourth quarter due to generally higher retail sales in the lead up to the Christmas holiday.

Competition

Cable Segment

        Our cable television, telephony and broadband internet products and services compete with those of a wide range of companies that use a variety of sophisticated and rapidly changing technologies. We face strong competition in all of the markets in which we operate.

Consumer Sales Division

        In 2004 and 2005, BT significantly reduced the prices it charges third parties that install digital subscriber line ("DSL") infrastructure in its local exchanges. As a result of these "local loop unbundling" price reductions, third parties are increasingly able to deliver competitively priced voice, data, and video services over BT's network and this will increase competition across all of our consumer product groups. Some of these operators will offer bundled service offerings, including the "triple play" of television, telephony and broadband internet services using DSL technology.

Consumer Television

        Traditionally, as a television distribution platform, we compete directly with analog terrestrial television services, digital satellite services (notably BSkyB) and digital terrestrial television ("DTT") services (most recently, Freeview). BT's reduction in local loop unbundling charges, however, will encourage new and existing competitors, such as Homechoice, to provide video services through telephone lines which will result in increased competition for our television services (see "—New Technologies" below).

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

        The UK Government has indicated that it intends to turn off analog terrestrial television. Although a specific schedule date has not been announced, analog termination is expected to commence on a regional basis beginning in 2008 with completion on a nationwide basis in about 2012.

  Digital Television Services

        Competition in the digital television market is dominated by three platforms: satellite, cable and terrestrial, or DTT. The market has shown strong growth since the launch of these platforms (all originally launched as analog services). In aggregate, digital television penetration now exceeds 65% of UK households. Over the next 2-3 years a fourth significant platform may emerge as we expect that new IPTV services will be launched that will deliver TV services over broadband-enabled phone lines.

  Digital Satellite Services

        BSkyB is the sole consumer satellite platform in the UK and, in addition to Freeview (described below), is one of our principal competitors in the UK multi-channel television market. BSkyB is also a content distributor and one of our most important sources of programming including the dominant sports channels, movie channels and many general entertainment channels. As at December 31, 2005, BSkyB stated that it had approximately 8.1 million digital television subscribers in the UK. BSkyB subscribers can also purchase a personal video recorder ("PVR") that allows television viewers to record programming using an electronic program guide. BSkyB's standard PVR is capable of storing approximately 40 hours of programming. BSkyB has also introduced a PVR with a hard-drive capable of storing up to approximately 80 hours of programming and it is widely expected to launch a HDTV PVR in 2006.

        BSkyB has also completed the acquisition of Easynet, a broadband operator. This will facilitate its ability to offer television, telephony and broadband services and to use DSL as a means of delivering VOD content to set-top boxes.

        In October 2004, BSkyB introduced a free-to-air satellite service as a response to Freeview's free-to-air terrestrial service. The service includes a large number of free television channels, including the five terrestrial channels and allows users to purchase BSkyB's near video-on-demand type service and interactive services at the same rates as its subscription customers. BSkyB has not strongly marketed this service since its launch.

        BSkyB has launched a broadband video portal enabling access to clips of sports content. BSkyB has also announced plans to expand the programming content available through its broadband portal to include movies and catch-up TV programming.

        The size of BSkyB's customer base gives it advantages in the purchase of programming from third parties, notably sports and movie rights. As a result of UK regulatory requirements relating to market dominance and its share of the UK pay-television market, BSkyB is obliged to offer some of its key channels to other multi-channel platforms, including us.

  Digital Terrestrial Television

        Freeview, a free-to-air digital television service, was launched in October 2002 by a consortium including the BBC, BSkyB and Crown Castle. Freeview is generally available to consumers who have a Freeview set-top box (currently available from less than £40) or a television with an integrated digital tuner and offers approximately 35 digital television channels and 20 radio channels. In December 2005, the Office of Telecommunications or Ofcom published that they estimated that Freeview had, by the end of September 2005, reached approximately 5.8 million homes where it is used as the primary digital TV service.

        On March 31, 2004, several former BSkyB executives launched "Top Up TV," a pay-television "add-on" to the free-to-air channels offered by Freeview. Top Up TV currently provides its subscribers with approximately 11 channels, including Discovery, UKTV Gold, UKTV Style, UKTV Food, British Eurosport and Bloomberg, for a fee of £7.99 per month plus £20 connection fee.

  New Technologies

        There are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our digital cable television services. These include DSL services and third generation, or 3G, mobile telephony. Most notably, BT has announced the likely launch of a TV and VOD service over DSL in the fall of 2006. The service is expected to combine the Freeview channels broadcast over DTT and VOD content accessed over a broadband connection accessed through a single set-top box that BT would sell to its customers.

  DSL

        There is now a range of service providers (such as internet service providers ("ISPs")) which purchase DSL bandwidth on BT's local loop on a wholesale basis and/or use unbundled BT local loop network to provide broadband services to retail customers. These services include the provision of television and VOD services commonly called IPTV. IPTV enables both broadcast and VOD content to be accessed over the broadband connection. Wanadoo (a division of France Telecom) has announced plans to deploy IPTV services (via its "Livebox" equipment) during the second half of 2006, following the success of its equivalent service in France. BSkyB's acquisition of Easynet will facilitate the provision of VOD services using IPTV, something not possible using its satellite platform.

Consumer Telephony

        Competition in the residential telephony market is intense and is likely to increase, principally as a result of price competition, the continued growth of mobile telephony as a substitute for fixed-line telephony, the introduction of carrier pre-selection and wholesale line rental, and number portability. ISP's choosing to fully unbundle the local loop to provide voice and internet services have also become tangible competitive threats. There is also the threat posed from voice-over-internet-protocol ("VOIP") services, which are starting to emerge in the UK.

  BT

        BT, our principal competitor in the residential telephony market, has an established market presence, a fully built network and resources substantially greater than ours. The Ofcom 2nd quarter 2005 telecoms survey attributes approximately 60% of all UK fixed voice minutes to BT. Our ability to convince consumers to choose our services over those of BT will largely determine our success in the residential telephony market.

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

  Mobile

        The UK has a well-developed mobile telephony market with several established mobile operators, each of which has a fully developed network. In addition, all of the main mobile operators have recently rolled out 3G services. As a result, competition from mobile operators is increasing, principally due to fixed to mobile substitution, the complete substitution of a mobile telephone for a fixed-line telephone by consumers, and call substitution, the use of a mobile telephone instead of a fixed-line by consumers with both types of telephones.

  Wholesale Line Rental and Carrier Pre-Select

        As a result of regulatory obligations imposed by Ofcom, BT Wholesale is obliged to provide third-party telephony operators with Wholesale Line Rental, which enables those operators to offer both line rental and calls to end-users over BT's network. In January 2006, following an Ofcom consultation proposing a reduction, Ofcom reduced by approximately 10% the maximum BT can charge for Wholesale Line Rental for residential lines. BT is also required to offer carrier pre-select to third-party telephony operators, which means that a consumers' choice of telephony operator for routing and billing calls (as opposed to line rental) is programmed in the local BT exchange.

        There are currently over 10 major carrier pre-select and wholesale line rental resellers in the UK, including those of well-known companies such as Tesco (a major UK supermarket) and "Talk Talk," a fixed-line service offered by The Carphone Warehouse. The Carphone Warehouse has recently completed acquisitions of One Tel and Tele 2 (both specialist telephony resellers). Some of these companies also resell broadband services using the BT Wholesale network (e.g. One-Tel and "Talk Talk").

  Local Loop Unbundling (LLU)

        Additional market entrants are expected in 2006 as ISP's leverage the LLU infrastructure to deliver phone services. Competitive operators have two choices, Full LLU or Partial LLU. Full LLU involves the operator taking complete ownership of the copper line into the home, both the broadband and the voice frequencies; Partial LLU allows an operator to offer ADSL services on the same line on which BT is offering its voice services. Full LLU will enable operators to bundle broadband and traditional voice services (whereby the customer will not have to change anything with their current phone set up in the home).

  Voice Over Internet Protocol "VOIP" Providers

        There is also emerging competition from companies offering VOIP services using the customer's existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT's "Communicator" and Wanadoo's "Livebox" based services.

        These services generally offer free calls "on net," i.e. between users of the same service, but charge for calls made to normal phone numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic calls) or on a pence per minute rate.

Consumer Internet

        Our internet products all compete in a rapidly evolving marketplace and with products and services provided by companies in the telecommunications, information, media, entertainment and advertising fields. These products compete for usage, subscribers, advertising and e-commerce with a variety of companies offering dial-up and high-speed internet services.

        In 2005, competition in the internet market increased with further reductions in the price and increases in the speed of entry-level broadband internet services. Local Loop Unbundling and the emergence of new technologies such as ADSL2+ have also resulted in higher speeds being offered to consumers.

  Wholesale DSL Services

        BT Wholesale is the principal supplier of wholesale DSL services to other retail operators offering broadband internet services to consumers in the UK.

        According to the "UK Broadband Status Report" produced by Ovum for the Department of Trade and Industry, the total number of broadband internet subscribers in the UK stood at 7.96 million in June 2005, of which over 5 million were DSL services provided to our competitors by BT Wholesale.

        In 2005, BT Wholesale introduced a 2Mb IPStream service which was rapidly adopted by a number of retail ISP's. BT Wholesale also commenced trials of a 8Mb IPStream Maxservice in the fourth quarter of 2005 and subsequently announced that this service would be available in the second quarter of 2006. The actual speed of this service will be restricted by the distance between the end user and the telephone exchange.

  Local Loop Unbundling (LLU)

        LLU is increasingly attractive for ISP's as it becomes easier to implement, and provides a greater profit margin over alternative services, driven by regulatory incentives and reduced equipment cost. It is expected that LLU enabled ISP's deploying ADSL2+ technology can launch services with speeds up to 24Mb.

        LLU deployments also are capable of delivering triple-play capability enabling ISP's to launch internet, telephony and video services (both broadcast and VOD) over DSL.

  Consumer Internet Services

        There are over 50 retail ISPs in the UK, but our principal competition comes from AOL, Wanadoo, Tiscali and BT Retail. These same companies also provide our most significant competition in respect of dial-up internet services. During 2005, we experienced an increase in competition based on increased speeds offered and bandwidth usage capping (which limits the amount of material that a consumer can download at a particular price point) in addition to pricing, as broadband internet consumers continued to develop in sophistication and broadband internet service providers attempted to differentiate their products.

  New Technologies

        The emergence of new technologies, such as Wi-Fi (a wireless networking standard for transmitting high-speed video and multimedia information), WiMax (a new wireless broadband service) and Broadband Power Line ("BPL,") which utilizes existing electricity networks to deliver broadband internet services) which can be used to deliver high-speed internet access are also likely to increase competition for our Blueyonder Broadband internet services.

        Longer term, BT could upgrade its network to include VDSL (Very high bit-rate Digital Subscriber Line) which might provide much faster broadband access speeds to residential customers over the copper network. However, this would require significant investment in extending fiber deeper into the access network and does not currently form part of BT's "21st Century Network" plans.

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

        We compete for voice services with BT, other fixed-line network operators, mobile operators and resellers. Increasingly these operators are also competing with us for the provision of broadband internet services to the business market. Competition in this crowded market is likely to increase, as operators continue to compete on price and service offerings.

        We also face significant competition in the provision of complex communications services to larger business, corporate and public sector accounts. Principal amongst traditional competitors are BT, Cable and Wireless (now integrating Energis) and COLT. The advent of converged communications has led to new competition from Network Integrators (including Vanco) and Systems Integrators.

        We generally compete on quality of service—leveraging our next generation network and our close proximity to our customers. We expect price competition to intensify as existing and new entrants compete aggressively. Most of these competitors have substantial resources and we cannot assure you that these or other competitors will not expand their businesses in our existing markets or that we will be able to compete successfully with them.

Content Segment (Flextech)

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

        Flextech also competes with the other broadcasters for key creative talent. Since the success of the channels and the business is driven by the quality of the people, it is critical that we are able to attract and retain people capable of providing the right creative and business leadership. There is potential pressure on staff costs as a result of this competition for key creative talent.

        ITV1 and Channel 4 have historically held dominant positions in generating advertising revenue due to their share of audience viewing. This generally attracts a price premium (i.e. advertising revenue share higher than audience share) from advertisers who are willing to pay more to launch advertising campaigns that quickly reach a large viewing audience. However, growing audience share at a faster rate than market audience, as has occurred over the last several years, can give Flextech and UKTV combined leverage growing its market share of advertising revenue.

sit-up Segment

        sit-up sells a wide range of products, including electronics, jewellery, clothing and home furnishings. Consequently, it competes with a large variety of retailers in the UK market. In common with other retailers the business experiences a seasonal peak in the fourth quarter of the year and is impacted by general consumer confidence and purchasing trends.

        Because the majority of its sales are initiated from television broadcasts, sit-up also competes with other television channels for audiences. The two main channels (price-drop tv and bid tv) each average around 300,000 viewers per day watching for a minimum of three consecutive minutes, according to monitoring carried out by the British Audience Research Bureau. The future performance of the business may be affected by any changes in television viewing habits.

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

        Ofcom's functions also include the issuance of market review statements and notifications pursuant to the new Electronic Communications EU Directives (see below Item 1. "Business—Regulatory Matters—European Directives and Ofcom Consultations,") and the Communications Act 2003, imposing regulatory conditions on specific providers, and the monitoring and extension of those conditions as necessary, advising the Secretary of State for Trade and Industry on telecommunications issues, investigating complaints and exercising concurrent jurisdiction with the Office of Fair Trading under the Competition Act 1998 in respect of telecommunications markets. In exercising its functions, Ofcom has duties to promote the interests of consumers and to maintain and promote effective competition.

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

        The television channels provided by Flextech and sit-up are regulated under the Communications Act 2003. Flextech and sit-up provide all of their television channels by telecommunications satellite and by licensable telecommunications networks. Each television channel provided by satellite has its own TLCS license granted by Ofcom. These television licenses are granted on demand, subject to certain restrictions set out in the Communications Act 2003. There are no positive program obligations in terms of quality or diversity, but it is a condition of each license that the licensed service conforms to the consumer protection requirements and provisions of the Ofcom codes on programming, advertising, sponsorship and advertising breaks.

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

Price Regulation of Cable Television

        Cable television pricing in the UK is not subject to retail pricing restrictions, such as price limitations, rate of return assumptions or similar mechanisms of the kind imposed under US cable regulations. Ofcom does not impose retail price regulation on UK cable operators. However, all pay-television services are subject to a "fair and effective competition" condition found in each license issued by Ofcom and the application of general competition law and, at the wholesale and retail levels, examination by the Office of Fair Trading.

Regulation of Digital Broadcasting

        As well as establishing the Independent Television Commission's role (now transferred to Ofcom) in licensing and regulating commercial broadcast television services, the Broadcasting Act 1996 introduced provisions for the licensing of digital terrestrial broadcasting (currently provided by Freeview (see above Item 1. "Business—Competition—Consumer Television—Digital Television Services")).

Inter-operability

        We currently comply with mandatory Ofcom and EU standards for digital television transmission, but we cannot assure you that future EU Directives or Ofcom requirements on uniform standards will not adversely affect our digital television systems.

        In December 2001, the European Parliament and the European Council adopted a new Framework Directive, which included an obligation on the Member States, including the UK, to encourage the use of standards and/or specifications identified by the European Commission needed to encourage the harmonized provision of electronic communications networks and services and associated facilities. The scope of the obligation may extend to inter-operability within the digital television services market, including the area of open standards and applications programming interfaces, and, in particular, digital video broadcasting on a multi-media highway platform that relates to the applications programming interfaces used in digital television apparatus and infrastructure supporting the same. The European Commission has already stated that digital video broadcasting on a multi-media highway platform will be included in the list of standards to be published under the Framework Directive. While our digital apparatus and network are not currently compliant with the digital video broadcasting on a multi-media highway platform standard, compliance with those standards is not currently compulsory at either the UK or EU level. However, the European Commission has the right under the Framework Directive to make the list of standards compulsory where it has not been adequately implemented and the list of standards is necessary to ensure inter-operability and freedom of choice for users. The European Commission reviewed this position during 2004 and decided against an amendment to the same. We anticipate that the European Commission will continually review this area with a view to considering whether any standards in this area should become mandatory.

Technical platform services

        In November 2005, Ofcom announced that it was consulting on the technical platform services offered by digital satellite TV platforms. There can be no assurance as to the future scope of such regulation and whether it will continue to exclude cable digital TV distribution platforms.

DTT transmission

        In October 2005, Ofcom launched a consultation on future DTT multiplex capacity usage. There can be no assurances that any future Ofcom decisions in this area will not have an adverse effect on Telewest.

UK Switch-Over to Digital Terrestrial Transmission

        In February 2005, Ofcom issued a proposed schedule on the regional switch-off of analog terrestrial free-to-air television. In addition, in September 2005, the UK Government announced target switch-off dates for analog terrestrial free-to-air television, by region (the final region is expected to switch off in 2012). It also formally confirmed the creation of a project management entity to handle such switch-over. We expect both initiatives to affect our business in terms of potential take-up of digital TV services. We anticipate playing a full industry role in preparation for the regional switch-off of analog free-to-air television.

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

        Under the general authorizations regime, we are subject to various conditions and regulations including the provision of emergency services (the UK equivalent of 911 services in the US). The conditions also contain a number of detailed provisions relating to the technical aspects of our system (for example, numbering, metering and the use of technical interfaces) and the manner in which we conduct our business. We are also subject to the Competition Act 1998 and various terms reflecting the provisions of the European Directive on Access to and Interconnection of Electronic Communications Networks and Services (described below). We are also required to comply with certain codes of practice and to provide information that Ofcom may require to carry out its statutory functions. Furthermore, we have an obligation to provide number portability. In November 2005, Ofcom launched a consultation on widening the application of number portability to VOIP service providers. This would give VOIP service providers the right to demand reciprocal number portability (for geographic numbers) from fixed line operators.

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

The outcome of the Ofcom Strategic Telecommunications Review

        In June 2005, Ofcom concluded its Strategic Telecommunications Review. As part of this, BT launched new unbundled local loop prices and committed to a range of equivalence and business structuring measures. With regard to the latter, BT agreed to set up a separate, but wholly owned, division that would be responsible for selling some services (including unbundled local loop) to third party service providers. In addition, in September 2005, Ofcom announced regulation to be applied to BTs unbundled local loop pricing. The implementation of these Ofcom policies/decisions could have an adverse effect on us.

Wholesale Broadband Regulation

        Ofcom has indicated its intention that in 2006, it will initiate a market review of the wholesale broadband market. We currently have no obligation to provide wholesale broadband access. There can be no guarantee that this position will be maintained, particularly if Ofcom completes such a market review. Dependent on the independent and/or combined market share of UK cable companies, Ofcom may impose a wholesale broadband supply obligation on us.

        All of the above changes to the regulation of broadband and us in particular could have an adverse affect.

Calls to Mobiles

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

        In June 2005, Ofcom launched two consultations on future mobile call termination rates and the regulation of the same. In December 2005, Ofcom issued a statement that it would extend the current mobile call termination price cap, for a further year from March 31, 2006 to March 31, 2007. Dependent on any further Ofcom decisions in this area, the regulation of mobile call termination rates could have an adverse effect on our business.

Wholesale line rental

        In December 2005, Ofcom announced that it had determined that BT's wholesale line rental service was not operating at a level sufficient for Ofcom to relax retail price regulation on BT. In December 2005, Ofcom also announced ceilings to BTs wholesale line rental charges. These Ofcom decisions could have adverse effects on our business.

Number Translation services

        In September 2005, Ofcom launched a consultation on proposals for the interconnect arrangement for number translation calls. Any such proposals could have an adverse effect on our business.

Next Generation Network (NGN) Access and Interconnection

        In June 2005, Ofcom launched a second consultation on NGN access and interconnection. This includes the context of BT 21st Century network as well as other UK network operators. The outcome of the consultation may have an adverse affect on the Company. Ofcom has not yet published its conclusions.

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

        The committee's primary objective is to identify initiatives that will improve our environmental performance and to ensure that we have adequate data to be able to measure our year-on-year performance. As a business, we will continue to target a reduction in our overall adverse environmental impacts. 2005 has seen a number of significant programs centered around the concept of corporate social responsibility. Programs such as the launch of our 'Are You Costing the Earth?' campaign targeting a series of initiatives around energy, re-cycling and waste segregation, community and transport, were all designed to raise both awareness and to ensure staff participation. Telewest was also admitted to the FTSE4Good index in September 2005.

        The costs associated with complying with environmental regulations and legislation are not material to the business, capital expenditures, earnings or competitive position of us or our subsidiaries.

ITEM 1A.    RISK FACTORS

        Investments in our common stock involve risks. Investors should carefully consider the following discussion of risks and the other information in this Annual Report before deciding to invest in our shares of common stock. The risks and uncertainties described below are not the only ones we face.

Factors Relating to the Merger with NTL and its Implementation

The combined company may be unable to successfully integrate operations and realize the full anticipated synergies of the merger, which may harm the value of its common stock.

        The merger with NTL will involve the integration of two companies that have previously operated independently. The difficulties of combining the companies' operations include:

  •
  the necessity of coordinating geographically separated organizations and facilities;

  •
  combining the two companies' product offerings and coordinating the branding and pricing of these offerings;

  •
  rationalizing each company's internal systems and processes, including billing systems, which are different from each other; and

  •
  integrating personnel from different company cultures.

        The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations could result in the disruption of the combined company's ongoing businesses or inconsistencies in the standards, controls, product offerings, level of customer service, procedures and policies of the two companies that could negatively affect the combined company's ability to maintain relationships with customers, suppliers, employees and others with whom it has business dealings.

        Among the factors considered by the Telewest board of directors in connection with its approval of the merger agreement were the opportunities that could result from the merger for realizing synergies by creating efficiencies in operations, capital expenditures and other areas. These savings may not be realized within the time periods contemplated or at all. If the combined company is not able to successfully achieve these savings, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The combined company will incur significant transaction and merger-related costs in connection with the merger.

        We expect that the combined company will incur a number of non-recurring transaction fees and other costs associated with completing the merger, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. We are in the process of collecting information in order to formulate integration plans to deliver the planned synergies. Additional unanticipated costs may be incurred in the integration of our business with NTL. Although the management of the combined company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our two businesses, will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Certain current stockholders of NTL and Telewest could have an influence over the business and affairs of the combined company after the merger.

        Certain persons or entities are significant stockholders of NTL and Telewest, and will be significant stockholders of the combined company. Based on SEC filings to date, Ameriprise Financial Inc., or Ameriprise Financial, beneficially owned approximately 11.4%, FMR Corp. beneficially owned approximately 7.2%, Franklin Mutual Advisers beneficially owned approximately 8.1%, and William R. Huff beneficially owned approximately 8.6% of NTL's common stock, and FMR Corp. beneficially owned approximately 4.7%, Franklin Mutual Advisers beneficially owned approximately 7.9%, and Mr. Huff beneficially owned approximately 12.2% of Telewest's common stock.

        Persons affiliated with Huff Asset Management currently serve on the boards of directors of both NTL and Telewest (Messrs. Huff and Edwin M. Banks, in the case of NTL, and Messrs. William J. Connors and Michael J. McGuiness, in the case of Telewest).

        Assuming that none of FMR Corp., Ameriprise Financial, Mr. Huff and Franklin Mutual Advisors has sold any of its or his holdings subsequent to February 23, 2006, and giving effect to the reclassification of Telewest common stock and to the exchange ratio under the merger agreement with respect to their holdings of Telewest and NTL common stock as of such date, FMR Corp. would beneficially own approximately 5.7%, Ameriprise Financial would beneficially own approximately 7.4%, Mr. Huff would beneficially own approximately 8.2%, and Franklin Mutual Advisers would beneficially own approximately 7.0% of the common stock of the combined company outstanding immediately after the merger on a fully diluted basis, based on currently outstanding NTL and Telewest shares, options and warrants, and each of them could have an influence over the business and affairs of the combined company.

        It is also anticipated that Messrs. Huff, Banks and Connors will serve as directors of the combined company following the merger. As a result of their relationship with Huff Asset Management, if conflicts between the interests of Huff Asset Management and the interests of the combined company's other stockholders should arise, these directors may not be disinterested.

Whether or not the merger is completed, the announcement and pendency of the transaction could cause disruptions in Telewest's business, which could have an adverse effect on its business and financial results.

        Whether or not the merger with NTL is completed, the announcement and pendency of the transaction could cause disruptions in our business. Specifically:

  •
  current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees;

  •
  current and prospective customers may experience variations in levels of service as the companies prepare for integration and may choose to discontinue their service with us as a result; and

  •
  the attention of management may be diverted from the operation of the business toward the completion of the transaction.

The merger could affect the combined company's relationship with BBC Worldwide.

        We currently have a 50% ownership interest in the UKTV Group, a series of joint ventures with BBC Worldwide. The UKTV Group supplies television programming to us, NTL and other third parties. The joint venture agreements include change of control provisions that, if triggered, would permit BBC Worldwide to acquire our interest in the joint ventures at "fair value" as defined in those agreements. In addition, the joint venture agreements require BBC Worldwide and us to agree on significant operating and strategic matters for the joint ventures on an ongoing basis. We, as well as NTL, believe that one of the consequences of the change in the merger structure is that no person or persons acting in concert will acquire a majority of our shares and, as a result, there will be no change in control of Telewest within the meaning of the joint venture agreements. BBC Worldwide has previously asserted to NTL and us that the merger as originally structured constituted a change of control under the joint venture agreements and has made certain other claims. BBC Worldwide could attempt to continue to assert these claims or other claims under the joint venture agreements in connection with the merger as restructured. We and NTL believe there is no basis for any claim that a change in control will occur under the joint venture agreements as a result of the merger. Any disagreement between BBC Worldwide and us, whether about the application of the change in control provisions or any other terms of the joint venture agreements, could affect our relationship with BBC Worldwide, the performance of the UKTV Group, and the business of the combined company following completion of the merger.

In certain circumstances, the merger agreement requires payment of a termination fee of $175 million or $215 million by Telewest to NTL and, under certain circumstances, Telewest must allow NTL 20 business days to match any alternative acquisition proposal prior to the termination of the merger agreement. These terms could affect the decisions of a third party proposing an alternative transaction to the merger.

        Under the terms of the merger agreement, we may be required to pay to NTL a termination fee of $175 million or $215 million, depending on the circumstances, if the merger agreement is terminated under certain circumstances. Should the merger agreement be terminated in circumstances under which such a termination fee is payable, the payment of this fee could have material and adverse consequences for our financial condition and operations after such time. Additionally, under the terms of the merger agreement, in the event of a superior acquisition proposal being made to us by another party, we must allow NTL a 20 business day period to make a revised proposal in response to the superior acquisition proposal, prior to which we may not terminate the merger agreement. These terms could affect the structure, pricing and terms proposed by other parties seeking to acquire or merge with us, and could make it more difficult for another party to make a superior acquisition proposal for us.

If the conditions under the commitment letter are not satisfied, the financing to be provided thereunder will not be available to satisfy the cash portion of the consideration to be paid to Telewest stockholders in the merger.

        NTL has obtained commitments for a total of £5.1 billion in financing to effect the merger with us and pay the related fees, costs and expenses in connection therewith, to repay in full the existing senior credit facilities of NTL, to repay in full our existing senior and second lien credit facilities and to finance the ongoing working capital needs and general corporate requirements of the combined company and its subsidiaries after the merger. Although the completion of the merger is not conditioned upon the receipt of these funds, the commitment letter contains conditions in addition to those contained in the merger agreement that must be satisfied before the lenders are committed to make the financing available. These conditions include there being no insolvency of NTL or its subsidiary, NTL Investment Holdings Limited, or of our subsidiaries TCN and Neptune Bridge Borrower LLC, and the negotiation of customary financing documentation on terms satisfactory to the lenders and no material waivers or amendments under the merger agreement. If any of these conditions is not met, the financing will not be available, which may prevent or materially delay the merger. The pendency of the merger without the consummation of the merger may have a material adverse effect on our business or financial condition.

Factors Relating to the Business of the Company and its Regulation

Neither we, nor the combined company, may be able to fund our debt service obligations through operating cash flow in the future.

        It is possible that neither we, nor the combined company, may achieve or sustain sufficient cash flow in the future for the payment of interest. If our operating cash flow is not sufficient to meet our debt payment obligations, we may be forced to raise cash or reduce expenses by doing one or more of the following:

  •
  increasing, to the extent permitted, the amount of borrowings under our bank facilities;

  •
  restructuring or refinancing our indebtedness prior to maturity, and/or on unfavorable terms;

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

        We cannot be sure that any, or a combination of, the above actions would be sufficient to fund our debt service obligations.

Our current leverage is substantial, and, following the completion of the merger, the leverage of the combined company will be substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

        Assuming the merger with NTL closed on September 30, 2005, the combined company would have a pro forma combined net debt of £3.2 billion. Net debt upon completing the transaction, after refinancing of the existing senior facilities of both companies and the additional borrowing to finance part of the transaction, is expected to be approximately £5.7 billion.

        This high degree of leverage could have important consequences, including the following:

  •
  a substantial portion of the cash flow from operations will have to be dedicated to the payment of interest on existing indebtedness, thereby reducing the funds available for other purposes;

  •
  the ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

  •
  our flexibility in reacting to competitive technological and other changes may be limited;

  •
  the substantial degree of leverage could make the combined company more vulnerable in the event of a downturn in general economic conditions or adverse developments in the combined company's business; and

  •
  the combined company may be exposed to risks inherent in interest rate fluctuations.

We have incurred losses in the past and may not be profitable in the future.

        We completed our financial restructuring on July 15, 2004. Although, as a result of the application of fresh start accounting, our predecessor and we, on a combined basis, did not have losses from continuing operations for the year ended December 31, 2004, our predecessor had losses from continuing operations of £183 million for the year ended December 31, 2003, £2,789 million for the year ended December 31, 2002 (including fixed asset and goodwill impairment charges and writedown of investment in affiliates of £2,416 million) and £1,741 million for the year ended December 31, 2001 (including a goodwill impairment charge and writedown of investment in affiliates of £968 million).

        We cannot be certain that we (or, following the merger with NTL, the combined company) will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, pay dividends on our common stock, obtain additional required funds and make required payments on present or future indebtedness.

The restrictive covenants under our indebtedness, as well as that of the combined company after the merger, may limit our ability to operate our business.

        The agreements that govern our indebtedness, as well as that of the combined company following the merger, contain restrictive covenants that limit the discretion of management over various business matters. For example, these covenants restrict the ability to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale/leaseback transactions;

  •
  create liens;

  •
  enter into agreements that restrict certain of our subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of our assets; and

  •
  enter into transactions with affiliates.

        These restrictions could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our best interests. We may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those that will be applicable under our current indebtedness or the indebtedness incurred in connection with the merger with NTL.

We are a holding company dependent upon cash flow from subsidiaries to meet our obligations.

        We and a number of our subsidiaries are, and following the completion of the merger, the combined company will be holding companies with no independent operations or significant assets other than investments in our subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

        The terms of the combined company's credit facilities and other debt securities limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing the debt that may be issued by the combined company's subsidiaries from time to time may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

        Applicable law may also limit the amounts that some of our subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

        The inability to transfer cash among entities within their respective consolidated groups may mean that even though they may have sufficient resources to meet their obligations, they may not be permitted to make the necessary transfers from one entity in their restricted group to another entity in their restricted group in order to make payments to the entity owing the obligations.

We are, and the combined company will be, subject to currency and interest rate risks.

        We are subject to currency exchange rate risks, because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S.-dollar and euro-denominated debt will be higher. Changes in the exchange rates result in foreign currency gains or losses. As of December 31, 2005, £87 million, or 5% of our long-term debt, was denominated in U.S. dollars and £69 million, or 4% of our long-term debt, was denominated in euros.

        We are also subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2005, interest is determined on a variable basis on £1,791 million, or 95%, of our long-term debt. An increase in interest rates of 1% would increase our interest expense by approximately £7 million per year.

        To manage these foreign exchange and interest rate risks, we and NTL have each entered into a number of derivative instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. The combined company will be required by its lenders under the new senior credit facility to continue these programs post-completion of the merger. Specifically, the combined company will be required within six months of the closing date to fix the interest rate (whether through debt that is fixed rate, or through hedging) on not less than 66 2/3% of the total debt represented by its senior facilities and high yield notes, for a period of not less than three years from the closing date. Exchange rate hedging to sterling for a period of not less than three years will be required for 100% of all amounts, both principal and interest, denominated in euro or U.S. dollars advanced under the new senior credit facility. Exchange rate hedging to sterling will be required for 100% of coupon payments issued pursuant to the planned notes offering, and NTL's existing high-yield debt, to the first call date for each such issue.

        On a pro forma basis after taking into account the impact of current hedging arrangements, as of September 30, 2005, the combined company's interest would have had interest determined on a variable basis on £951 million, or 16%, of its long term debt. An increase in interest rates of 1% would increase the combined company's pro forma interest expense by approximately £10 million per year.

        We cannot assure you that our hedging program, or that of the combined company following completion of the merger with Telewest, will be successful. Unhedged movements in currency exchange rates or interest rates in particular could have a material adverse effect on us or the combined company.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation, Delaware law and our contracts, as well as those of the combined company following the completion of the merger, could prevent or delay a change of control.

        We, and, upon completion of the merger with NTL, the combined company, may, under some circumstances involving a change of control, be obligated to repay our outstanding indebtedness. The combined company or any possible acquiror may not have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

        If the combined company or any possible acquiror cannot repay our outstanding indebtedness in the event of a change of control of the combined company (if such repayment is required), the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of the combined company, including transactions in which the combined company's stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interests.

        Our stockholder rights plan, some provisions of our second restated certificate of incorporation and our ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of the combined company. In connection with the merger, our rights plan, which will become the rights plan of the combined company on consummation of the merger, will be amended, among other things, to reduce the trigger under the plan from 25% to 15%, to eliminate the permitted offer exception (that permits a majority of non-management directors who are unaffiliated and not otherwise associated with a potential acquiror to exempt a transaction from our rights plan), to remove the ability of a majority of our board of directors to deem a beneficial owner or group of owners of 10% or more of our common stock to be an adverse person under our rights plan, and to ensure that the purchase price of a share of the preferred stock issued pursuant to our rights plan will not be adjusted as a result of the merger or the reclassification. The combined company will be subject to the Delaware business combinations law that, subject to limited exceptions, prohibits some Delaware corporations from engaging in some business combinations or other transactions with any stockholder who owns 15% or more of the corporation's outstanding voting stock for three years following the date that the stockholder acquired that interest. The terms of certain existing agreements of the combined company relating to changes of control may also have the effect of delaying or preventing transactions involving a change of control of the combined company.

The combined company may engage in a transaction with Virgin Mobile that could have a significant impact on the combined company.

        On December 5, 2005, NTL confirmed that it had approached Virgin Mobile about a potential offer to acquire Virgin Mobile, and that it had engaged in discussions with Virgin Enterprises Limited to extend NTL's existing exclusive license for use of the Virgin name in the internet services area also to cover television and fixed and mobile telephone services.

        On January 16, 2006, NTL and the independent directors of Virgin Mobile confirmed that they were in discussions to enable a cash offer, with share alternative offers, to be made by NTL or one or more of its subsidiaries to acquire 100% of the shares of Virgin Mobile, subject to the satisfaction of certain pre-conditions.

        It is not clear whether an acquisition transaction between the combined company and Virgin Mobile will occur and, if so, on what terms. It is also unclear whether NTL or the combined company will enter into a license with Virgin Enterprises Limited to use the Virgin name (though it is unlikely that a Virgin Mobile transaction would occur without NTL or the combined company entering into such a license). If an acquisition transaction were to occur, it could involve the issuance of a substantial equity interest in NTL or the combined company and substantial cash payments to Virgin Mobile's shareholders. For example, under the terms of the potential offer announced on January 16, 2006, the shareholders of Virgin Mobile would be entitled to receive equity securities representing approximately 15.4% of the voting stock of the combined company on a fully-diluted basis, assuming all Virgin Mobile shareholders opted for stock. Moreover, the Virgin Group would hold over 10% of the voting stock of the combined company. If the license transaction were to occur, it would involve payment of a cash royalty for use of the Virgin name.

        The acquisition of Virgin Mobile would, if consummated, carry various risks for the combined company, including the following:

  •
  Depending on market perception of the terms, conditions and potential risks and benefits of the transaction, the transaction could adversely affect the trading price of the combined company's common stock.

  •
  The combined company would incur significant transaction-related costs in connection with the transaction.

  •
  The announcement and pendency of the transaction could cause disruptions in our business and those of NTL and Virgin Mobile, which could have an adverse effect on our business and financial results.

  •
  Obtaining court and regulatory approvals and other governmental or third party consents, including the consent of T-Mobile, the network provider used by Virgin Mobile to carry Virgin Mobile wireless calls, could delay or prevent the closing of a transaction with Virgin Mobile, reduce the anticipated benefits of that transaction to stockholders or result in additional transaction or operating costs for the combined company.

  •
  The indebtedness of the combined company will increase beyond current levels, because some or all of the cash consideration required could be borrowed. This could have an adverse effect on the combined company's available cash flow, its ability to obtain additional financing if necessary in the future or the cost of such financing, its flexibility in reacting to competitive and technological changes and its operations.

  •
  The combined company might not be able to fund its increased debt service obligations through operating cash flow in the future.

  •
  The combined company could be unable to realize the full anticipated synergies of the transaction, which may harm the value of the combined company's common stock.

  •
  It is anticipated that, if the transaction should occur, the Virgin Group would hold significant voting power in the combined company with interests that could differ from those of stockholders generally.

  •
  The Virgin Mobile business is subject to risks (e.g., competition and technological change in the mobile telephony sector, dependence on its network provider) to which the business of the combined company would not otherwise be subject.

        A license to use the Virgin name would also carry various risks, including the following:

  •
  The combined company would be substantially reliant on the general goodwill in the Virgin name. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, or in relation to another Virgin name licensee could have a material adverse effect on the combined company's business.

  •
  It is contemplated that, in connection with the license, Virgin Enterprise Limited would have the right to designate a member of the board of directors of the combined company.

  •
  It is anticipated that the license agreement would be a long-term license with a minimum term, and that the combined company would be obligated to pay a termination payment if the license should be terminated in some circumstances.

  •
  It is anticipated that the combined company would be required to meet certain performance obligations under the license, and a failure to meet those obligations could lead to a termination of the license.

  •
  It is anticipated that the license agreement will require the combined company to make cash royalty payments based on a fixed percentage of certain revenues relating to the license.

  •
  Any license to use the Virgin name will be limited geographically and otherwise because of rights of existing Virgin licensees.

Failure to control customer churn may adversely affect our financial performance, as well as the financial performance of the combined company following the merger.

        The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

  •
  billing errors and/or general reduction in the quality of our customer service as a result of the integration of billing systems and customer databases;

  •
  interruptions to the delivery of services to customers over our network;

  •
  the availability of competing services, such as the digital satellite services offered by BSkyB, the free-to-air digital television services offered by Freeview and the telephone, broadband and dial-up internet services offered by BT, TalkTalk, OneTel, Wanadoo, Tiscali, AOL, Bulldog and other third parties, some of which may, from time to time, be less expensive or technologically superior to those offered by us;

  •
  the potential loss of customers due to their required migration from our analog TV, or ATV, services to our more expensive digital television, or DTV, services when we choose, or otherwise are required, to stop transmitting our ATV signal;

  •
  the loss of ATV customers to DTV providers in areas where we do not have adequate network capable of offering DTV; and

  •
  a reduction in the quality of our customer service as a result of new product introductions, such as the roll-out of video-on-demand, or VOD, or PVR services.

        An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenue.

Failure to market broadband services successfully will adversely impact our revenue and results of operations.

        A significant component of our strategy is marketing broadband services to residential customers. Our business plan assumes that broadband services will be a significant contributor to our revenue and customer growth. This contribution to revenue should result both from growing numbers of broadband customers as well as growth in consumer television and consumer telephone services, resulting from broadband subscribers who elect to take one or both of other key services. Growth in broadband subscribers may slow as penetration of broadband services increases, which will affect overall customer and revenue growth. In addition, if we are unable to charge the prices for broadband services that are anticipated in our business plan as a result of competition, or if our competition offers better or more competitively-priced services to our customers, we are likely to experience reduced revenue and customer growth.

We are subject to significant competition and we expect that competition will intensify.

        The level of competition is intense in each of the markets in which we compete, and we expect competition to increase.

        In particular, our telephone services and consumer television businesses compete with BT in telephone services and internet access and BSkyB in multi-channel television, each of whom has significant operational scale, resources and national distribution capacity. We also compete with internet service providers and indirect telephone access operators that offer telephone, broadband and dial-up services over BT's network, and we will face increasing competition from mobile telephone network providers and new market entrants, including those providing VOIP. The increase in competition will be compounded by technology changes and business consolidation, which may permit more competitors to offer the "triple play" of digital television, residential telephone and broadband services.

        In the digital television market, competition has been increased as a result of the launch of Freeview in October 2002, which provides approximately 35 digital terrestrial channels to consumers who have purchased a Freeview-enabled set-top box or a television with a digital tuner, and the launch in March 2004 by Top Up TV of a pay-television service offering approximately 11 pay-television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased Top Up TV software.

        Our broadband service faces increased competition from BT, Bulldog (a subsidiary of Cable & Wireless Communications plc, or C&W), OneTel, Wanadoo, Tiscali and others, as well as new providers such as BSkyB and The Carphone Warehouse. Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver speeds faster than we can provide. Local loop unbundling may decrease costs for new entrants and existing BT wholesale customers, leading to increased pricing competition.

        Our business services also face a wide range of competitors, including BT and C&W, and a number of regional service providers. The nature of the competition will vary depending on geography, service offerings and the size of the marketable area.

        In order to compete, we may have to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. Reduced prices or increased costs would have a negative impact on our margins and profitability. In addition, if we are unable to compete successfully, even following price reductions or value enhancements, we may not be able to attract new customers, or retain existing customers.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

        The internet, television and telephone services sectors are characterized by rapid and significant changes in technology. The effect of future technological changes on our business cannot be predicted. It is possible that products or other technological breakthroughs, such as VOIP, WiFi (wireless fidelity), WiMax (the extension of local WiFi networks across greater distances) or IPTV (internet protocol television), may result in our core offerings becoming less competitive. We may not be able to develop new products and services at the same rate as competitors or keep up with trends in the technology market as well as our competitors.

        The cost of implementing emerging and future technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing.

There is no assurance that new products that we may introduce will achieve full functionality or market acceptance.

        Our long-range plan includes VOD and PVR products. Despite testing prior to release, and our experiences in implementing VOD during 2005 and introducing TVDrive, our PVR product, in 2006, we cannot guarantee that these new products, or any other new products that we may develop in the future, will perform as expected when first introduced in the market. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, our results of operations may be negatively impacted.

Systems failures may result in lost revenue.

        Our ability to identify, bill and collect revenue from our customers will be dependent on complex systems and processes. To the extent that any one or more of those systems or processes fail, we could lose customer and transaction billing data, which would prevent us from billing and collecting revenue due to us. We will continually seek ways to improve our revenue collection processes, but it is possible that such improvements may not be successful or will not yield enhanced revenue collection. Inefficient collection could result in an increase in bad debt.

If we do not maintain and upgrade our networks in a cost-effective and timely manner, we could lose customers.

        Maintaining an uninterrupted and high-quality service over our network infrastructure is critical to our ability to attract and retain customers. Providing a competitive service level will depend in part on our ability to maintain and upgrade our networks in a cost-effective and timely manner. The maintenance and upgrade of our networks will depend upon, among other things, our ability to:

  •
  modify network infrastructure for new products and services;

  •
  install and maintain cable and equipment; and

  •
  finance maintenance and upgrades.

        Our bank facilities limit the level of total capital expenditure that we can incur. If this affects our ability to replace network assets at the end of their useful lives or if there is any reduction in our ability to perform necessary maintenance on network assets, our networks may have an increased failure rate, which is likely to lead to increased customer churn.

Our inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially materially adversely affect the number of subscribers to our consumer television service or reduce margins.

        We have historically obtained a significant amount of our premium programming and some of our basic programming and pay-per-view sporting events from BSkyB or a BSkyB joint venture. BSkyB is a leading supplier of programming to cable television operators and is the exclusive supplier of some programming, including the Sky Sports channels and the most popular premium subscription film channels available in the U.K.

        We have continued to buy BSkyB wholesale premium content on the basis of an industry ratecard. There is no contractual agreement with BSkyB for the provision of such content.

        In addition to BSkyB, our significant programming suppliers include the BBC, ITV, Viacom, Discovery, UKTV and Turner, a division of Time Warner. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost.

A failure in our critical systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.

        Our business is dependent on many sophisticated critical systems that support all of the various aspects of our cable network operations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, natural disasters, fire, power loss, war or other catastrophes. Moreover, despite security measures, our servers will be potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken in the past, unanticipated problems affecting their systems could cause failures in our information technology systems, including systems that are critical for timely and accurate customer billing, or our customer service centers or interrupt the transmission of signals over our cable network. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.

Disruptions in Flextech's or sit-up's satellite transmissions could materially adversely affect their respective operations.

        Each of our content and sit-up segments currently broadcast their digital programming content with leased satellite transponders, the operations of which are beyond the control of Flextech and sit-up respectively. Disruption to one of these satellites would result in disruption to Flextech's or sit-up's programming and, depending upon the nature of that disruption, could result in a loss of revenues, a loss of customers and/or adverse publicity. In addition the satellite transponders may fail before the expiration of Flextech's and sit-up's respective contractual right to utilize them, which may result in additional costs as alternative arrangements are made for satellite transmission.

We may be subject to taxation in multiple jurisdictions, and our U.S. holding company structure may make it difficult to repatriate cash from our U.K. operating subsidiaries for purposes of paying dividends, repurchasing shares or repaying debt incurred in the U.S. without incurring U.S. tax on such cash repatriations.

        We have historically been subject to taxation in the U.K. and, since our reorganization, in the U.S. Our effective tax rate and tax liability will be affected by a number of factors in addition to our operating results, including the amount of taxable income in particular jurisdictions, the tax rates in these jurisdictions, tax treaties between jurisdictions, the manner in and extent to which we transfer funds to and repatriate funds from our subsidiaries, and future changes in the law. Because we operate in multiple jurisdictions and may therefore incur loss in one jurisdiction that cannot be offset against income earned in a different jurisdiction, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

        We have a U.S. holding company structure in which substantially all of our operations are in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although we do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term, our operations may give rise to U.S. tax on "Subpart F" income, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. We do not have a significant amount of U.S. tax basis in our U.K. subsidiaries, and it will likely therefore be difficult to repatriate cash from our U.K. subsidiaries without incurring U.S. tax on the amounts repatriated. U.S. foreign tax credit rules are complex and impose significant limitations and restrictions on the use of foreign tax credits, and there can be no assurance that the combined company will generate significant foreign tax credits in the future, or that the combined company will be permitted to use such credits to reduce its U.S. tax liability even after it begins to incur U.K. tax liabilities. As a result, although we will seek to minimize, in accordance with applicable law, our U.S. tax liability as well as our overall worldwide tax liability, there can be no assurance that we will not incur material U.S. tax liabilities with respect to repatriations of cash from our U.K. subsidiaries.

Regulation of the markets in which we provide our services has been changing rapidly; unpredictable changes in U.K. and EU regulations affecting the conduct of our business, including price regulations, may have an adverse impact on our ability to set prices, enter new markets or control our costs.

        Our principal business activities have historically been regulated and supervised by various governmental bodies in the U.K. and by the regulatory initiatives of the European Commission. Regulatory changes have recently occurred, and may in the future occur, at the U.K. or EU level with respect to licensing requirements, price regulation, interconnection arrangements, number portability, carrier pre-selection, the ability to provide digital services, ownership of media companies, programming, local loop unbundling, data protection, the provision of open access by U.K. cable operators to other telecommunications operators, and the adoption of uniform digital technology standards or the bundling of services. Regulatory changes relating to our activities and those of our competitors, such as changes relating to third-party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, could adversely affect our ability to set prices, enter new markets or control costs.

Factors Relating to our Common Stock

The market price of our common stock is subject to volatility, as well as to trends in the telecommunications industry in general, which will continue.

        The current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future, either before or after completion of the merger with NTL. Stock prices in the telecommunications sector have historically been highly volatile, and the market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which will be beyond our control. These factors include actual or anticipated variations in our (and upon completion of the merger with NTL, the combined company's) operational results and cash flow, our earnings releases and our competitors' earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the perceived availability of capital to communications companies, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, like recessions. Trends in this industry are likely to have a corresponding impact on the price of our common stock.

We may in the future seek to raise funds through equity offerings, which could have a dilutive effect on our common stock.

        In the future, we may determine to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire these securities or our common stock. In any case, the result would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock. For example, the potential transaction with Virgin Mobile may involve the issuance of equity securities. See "The combined company may engage in a transaction with Virgin Mobile that could have a significant impact on the combined company."

We have not historically paid cash dividends on our common stock, we may not be able to pay or maintain dividends, and the failure to do so could adversely affect our stock price.

        Since our and our predecessor company's inceptions, we have not paid any cash dividends on our common stock. The terms of our existing indebtedness limit our ability to pay dividends from cash generated from operations. Likewise, the terms of the combined company's indebtedness after the merger will limit the ability of the combined company to pay dividends.

        Pursuant to the merger agreement, NTL has the option to declare and pay quarterly cash dividends up to a maximum of $15,000,000 per annum. However, we cannot assure you that the combined company will pay cash dividends on its common stock, or, if the combined company begins to pay cash dividends on its common stock, that such dividends will continue to be paid.

Sales of stock by stockholders in the combined company may decrease the price of the combined company's common stock following the merger.

        Based on SEC filings to date, Ameriprise Financial Inc., or Ameriprise Financial, beneficially owned approximately 11.4%, FMR Corp. beneficially owned approximately 7.2%, Franklin Mutual Advisers beneficially owned approximately 8.1%, and Mr. Huff beneficially owned approximately 8.6% of NTL's common stock, and FMR Corp. beneficially owned approximately 4.7%, Franklin Mutual Advisers beneficially owned approximately 7.9%, and Mr. Huff beneficially owned approximately 12.2% of Telewest's common stock.

        Assuming that none of FMR Corp., Ameriprise Financial, Mr. Huff and Franklin Mutual Advisors has sold any of its or his holdings subsequent to February 23, 2006, and giving effect to the reclassification of Telewest common stock and to the exchange ratio under the merger agreement with respect to their holdings of Telewest and NTL common stock as of such date, FMR Corp. would beneficially own approximately 5.7%, Ameriprise Financial would beneficially own approximately 7.4%, Mr. Huff would beneficially own approximately 8.2%, and Franklin Mutual Advisers would beneficially own approximately 7.0% of the common stock of the combined company outstanding immediately after the merger. Some of these stockholders will also have rights, subject to various conditions, to require the combined company to file one or more registration statements covering their shares, or to include their shares in registration statements that the combined company may file for itself or on behalf of other stockholders.

        Subsequent sales by any of these stockholders of a substantial amount of the combined company's common stock may significantly reduce the market price of such common stock. Moreover, the perception that these stockholders might sell significant amounts of the combined company's common stock could depress the trading price of such common stock for a considerable period. Sales of the combined company's common stock, and the possibility of these sales, could make it more difficult for the combined company to sell equity, or equity-related securities, in the future at a time, and price, that it considers appropriate.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We utilize numerous offices, technical facilities, warehouses and customer care centers throughout the U.K. As of December 31, 2005, we owned or leased and occupied an aggregate of approximately 1,713,000 square feet (approximately 1,488,000 square feet of which was owned or occupied pursuant to long-term leases, and approximately 225,000 square feet of which was otherwise leased and occupied). In November 2002, a property rationalization program was commenced following a reduction in headcount during that year. Since December 31, 2002, 57 properties have been closed, completing all of our exit targets, of which 51 have been disposed of or surrendered. There was a further decline in our overall property holdings before the acquisition of sit-up and its properties. During 2005 the Company took co-terminus leases on the fourth and fifth floors in 160 Great Portland Street, London to allow for the expiring lease at 2 Stephen Street, London in 2006. The program will continue to evaluate the optimum level of property holdings for the Company.

        We believe that our current properties are adequate for our current needs and additional space can be obtained on reasonable terms to accommodate future growth, if needed.

        Details of our principal premises, all of which are located in the U.K., are summarized below:

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

        Leasehold Properties, all of which are used in connection with our cable segment, except the Great Portland Street offices, which are also used in the content segment, and Warple Way, Acton and Acton Park Estate properties, which are used in the sit-up segment.

Location	Current Use	Area
Woking, Surrey	Corporate headquarters	100,624 sq ft
London—Great Portland Street	Offices	83,513 sq ft
Liverpool—Albert Dock	Call center	81,498 sq ft
Sheffield	Call center	66,717 sq ft
Plymouth(1)	Office and technical facility	45,824 sq ft
Dudley	Call center	44,372 sq ft
Gateshead	Satellite call center, offices and technical facility	42,509 sq ft
London—Stephen Street(2)	Offices	31,276 sq ft
Birmingham—CablePhone House	Offices and satellite call center	31,270 sq ft
Basildon	Offices and technical facility	30,689 sq ft
Liverpool—Century Buildings	Office and technical facility	29,036 sq ft
London—Warple Way, Acton	Offices and contact center (sit-up)	27,827 sq ft
Edinburgh	Call center and technical facility	27,752 sq ft
Birmingham—Mailbox	National billing and collections center	23,865 sq ft
London—Acton Park Estate	Broadcast studio and sample warehouse (sit-up)	20,557 sq ft

(1)
The Plymouth call center closed down with effect from October 31, 2005 and is now used as an office and technical facility only.

(2)
Stephen Street, London—this building was vacated in December 2005 and is in the process of surrender negotiations ahead of the lease expiry in 2006.

ITEM 3.    LEGAL PROCEEDINGS

        Neither we nor any of our subsidiaries is engaged in any legal or arbitration proceedings, nor are any such proceedings pending or threatened by or against them that may have a significant effect on our and our subsidiaries' financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price per share
	High	Low
2004
Third Quarter (from July 19)	$13.20	$10.00
Fourth Quarter	$17.58	$11.65
2005
First Quarter	$17.91	$15.81
Second Quarter	$22.90	$17.33
Third Quarter	$23.00	$20.75
Fourth Quarter	$23.85	$21.88
2006
First Quarter (through February 24, 2006)	$23.85	$23.26

Holders

        As of February 23, 2006, our transfer agents informed us that there were approximately 516 record holders of our common stock, although there are a larger number of beneficial owners.

Dividends

        Since our inception, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and for debt service and, therefore, we do not anticipate paying cash dividends in the foreseeable future. In addition, the indenture for the high yield bonds of the combined company will place restrictions on our ability to pay dividends from cash generated from operations.

        Our subsidiaries are restricted by the covenants in our bank facilities from paying dividends, repaying loans and making other distributions to us or Telewest UK. In particular, our TCN Group bank facilities generally restrict the funds available to us from TCN to £20 million per year and limit the use of such funds.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected financial data for our predecessor for each of the fiscal years 2001, 2002 and 2003, the six months ended June 30, 2004 and as of the fresh-start date, July 1, 2004 and for us for the years ended December 31, 2004 and 2005. The consolidated financial statements for the five fiscal years ended December 31, 2005 have been audited by KPMG Audit plc, an independent registered public accounting firm, and have been presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The selected historical financial data should be read in conjunction with, and are qualified in their entirety by reference to Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our predecessor's historical consolidated financial statements and notes thereto, each of which is included elsewhere in this Annual Report.

        Our financial statements reflect our acquisition of the businesses of our predecessor and the application of fresh-start reporting as described in Statement of Position 90-7, "Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The adoption of fresh-start reporting resulted in the determination of our reorganization value and the allocation to assets in conformity with the procedures specified by Financial Accounting Standards Board, ("FASB"), Statement No. 141, Business Combinations, ("SFAS 141") and each liability was stated at the then fair value of the amount to be repaid. Fresh-start reporting established the book value of our tangible and intangible assets and the associated depreciation and amortization expense as compared to the financial statements for periods prior to the effective date of the financial restructuring included elsewhere in this Annual Report.

        The financial statements with respect to us and our predecessor included in this Annual Report are presented in pounds sterling, in each case their functional currency.

			Fresh- start adoption July 1, 2004(3)	Six months ended June 30, 2004
	Year ended December 31, 2005(1)	Year ended December 31, 2004(2)			Year ended December 31,
					2003	2002	2001
	Reorganized Company		Predecessor Company
	(in millions, except per share data)
Statement of Operations Data:
Revenue
Consumer Sales Division	£1,009	£479	£—	£470	£907	£894	£857
Business Sales Division	251	126	—	130	278	283	268

Total Cable segment	1,260	605	—	600	1,185	1,177	1,125
Content segment	132	59	—	54	113	106	129
sit-up segment	166	—	—	—	—	—	—

Total revenue	£1,558	£664	£—	£654	£1,298	£1,283	£1,254

Operating expenses:
Cable segment expenses	£283	£141	£—	£153	£318	£346	£377
Content segment expenses	85	42	—	34	81	70	83
sit-up segment expenses	122	—	—	—	—	—	—
Depreciation	399	204	—	184	389	495	469
Impairment of fixed assets(4)	—	—	—	—	—	841	—
Selling, general and administrative expenses	491	231	26	244	490	526	497
Merger related fees	6	—	—	—	—	—	—
Amortization of intangible assets	44	18	—	—	—	—	183
Impairment of goodwill(4)	—	—	—	—	—	1,445	766

Total operating expenses	£1,430	£636	£26	£615	£1,278	£3,723	£2,375

Operating income/(loss)	£128	£28	£(26)	£39	£20	£(2,440)	£(1,121)
Other income/(expense)
Interest income	22	11	—	15	24	19	15
Interest expense (including amortization of debt discount)	(151)	(96)	—	(230)	(488)	(528)	(487)
Foreign exchange (losses)/gains, net	(10)	3	—	40	268	213	—
Share of net income/(losses) of affiliates and impairment(4)	20	8	—	8	1	(118)	(216)
Minority interest in losses of subsidiaries, net	—	—	—	—	—	1	1
Other, net	4	—	—	(1)	8	36	(3)
Fresh-start adoptions—assets and liabilities	—	—	914	—	—	—	—
Gains on discharge of debt, associated interest and extinguishment of derivative contracts	—	—	1,827	—	—	—	—
Tax (expense)/benefit	(2)	—	—	(1)	(16)	28	70

Net income/(loss)	£11	£(46)	£2,715	£(130)	£(183)	£(2,789)	£(1,741)

Basic and diluted earnings/(loss) per share of common stock(5)	£0.04	£(0.19)

Weighted average number of shares of common stock outstanding	245	245

Other Financial Data:
Cash provided by operating activities	£461	£124	£—	£170	£308	£103	£13
Cash used in investing activities	(306)	(102)	—	(124)	(212)	(365)	(561)
Cash provided by/(used in) financing activities	69	(188)	(218)	(21)	(59)	638	502
Working capital(6)	(354)	(335)	—	(810)	(711)	(500)	(305)
Capital expenditure(7)	214	109	—	127	228	447	546
Balance Sheet Data (at period end):
Property and equipment, net	£2,822	£2,974	£—	£2,342	£2,421	£2,598	£3,473
Total assets	4,518	4,344	—	3,857	3,889	4,095	6,332
Investments	281	304	—	367	362	376	547
Total debt (including short term)	1,796	1,707	—	5,289	5,293	5,450	4,897
Total debt—long-term	1,726	1,686	—	6	6	6	4,837
Capital leases (including short term)	97	107	—	118	140	204	238
Capital leases—long-term	41	69	—	42	51	127	238 (8)
Stockholders' equity/(deficit)	1,936	1,909	—	(2,688)	(2,558)	(2,386)	451

(1)
Includes results of operations of sit-up Limited ("sit-up") from May 12, 2005, the date we acquired a controlling interest in sit-up.

(2)
We did not carry on any business and incurred insignificant expenses prior to the completion of our predecessor's financial restructuring. For that reason, our consolidated results of operations for the year ended December 31, 2004 and the six months ended December 31, 2004 are in all material respects identical.

(3)
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

(5)
Comparable earnings per share information for the Predecessor Company has not been presented since such earnings per share information would not be meaningful as a result of the financial restructuring of the Predecessor Company during 2004.

(6)
Includes trade and other receivables, prepaid expenses and inventory, less accounts payable, other current liabilities inclusive of capital accruals, and deferred revenue.

(7)
Represents cash paid for property and equipment, net of cash received upon dispositions of property and equipment, of £18 million, £5 million, zero, £1 million and £2 million, respectively, for the years 2005, 2004, 2003, 2002 and 2001; and zero for the six-month period ended June 30, 2004.

(8)
Includes short-term capital leases

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

        The presentation of our financial results of operations for the year ended December 31, 2004 and all subsequent reporting periods will differ from that of our predecessor due to the financial restructuring, and it may be difficult to compare our future performance to our predecessor's historical performance. In particular, as a result of the completion of our predecessor's financial restructuring:

  •
  £3,282 million of notes and debentures and £479 million of unpaid accrued interest recorded on our predecessor's balance sheet, were extinguished. In addition, as part of the financial restructuring, our then existing senior secured credit facility was amended. As part of the amendment process, £160 million of our outstanding senior debt was repaid. The final results of operations of our predecessor include a gain on the extinguishment of its outstanding notes and debentures. As a result of the completion of the financial restructuring, our indebtedness and related interest expense have been substantially reduced; and

  •
  we adopted fresh-start reporting in accordance with SOP 90-7 with effect from July 1, 2004. Under SOP 90-7 we established a new accounting basis, and recorded our existing assets and liabilities at their respective fair values. As a result of the application of fresh-start reporting, our balance sheets and results of operations for the year ended December 31, 2004 and for each reporting period thereafter will not be comparable in many material respects to the balance sheets and results of operations reflected in our predecessor's historical financial statements for periods prior to July 1, 2004.

Combined Companies

        In the following tables, for the convenience of the reader for comparison purposes, our results for the year ended December 31, 2004 have been combined with the results of our predecessor for the six months ended June 30, 2004, to give results of the combined group for the year ended December 31, 2004 and our cash flows for the year ended December 31, 2004 have been combined with the cash flows of our predecessor for the six months ended June 30, 2004 and July 1, 2004, to give cash flows of the combined group for the year ended December 31, 2004. We and Telewest UK, our wholly owned subsidiary and the group's UK holding company, did not carry on any business and incurred insignificant expenses prior to the completion of our predecessor's financial restructuring. For that reason our consolidated statements of operations for the year ended December 31, 2004 and the six months ended December 31, 2004 are in all material respects identical. We believe this combined presentation is helpful for the understanding of our performance, and that it provides useful supplemental information to the investors. The presentation does not include any adjustments to give pro forma effect to the financial restructuring as of an earlier date and is not intended to be indicative of the results that would have been obtained had the restructuring been completed at the beginning of the period. In addition, it is not indicative of results to be expected in future periods.

Statements of Operations
(amounts in £ millions)
(unaudited)

	Year ended December 31, 2005	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2004
	Reorganized Company	Reorganized Company	Predecessor Company	Combined Companies
Revenue
Consumer Sales Division	1,009	479	470	949
Business Sales Division	251	126	130	256

Total Cable segment	1,260	605	600	1,205
Content segment	132	59	54	113
sit-up segment	166	—	—	—

Total revenue	1,558	664	654	1,318

Operating expenses
Cable segment expenses	283	141	153	294
Content segment expenses	85	42	34	76
sit-up segment expenses	122	—	—	—
Depreciation	399	204	184	388
Amortization of intangible assets	44	18	—	18
Selling, general and administrative expenses, ("SG&A")	491	231	244	475
Merger related fees	6	—	—	—

	1,430	636	615	1,251

Operating income	128	28	39	67
Other income/(expense)
Interest income	22	11	15	26
Interest expense (including amortization of debt discount)	(151)	(96)	(230)	(326)
Foreign exchange (loses)/gains, net	(10)	3	40	43
Share of net income of affiliates	20	8	8	16
Other, net	4	—	(1)	(1)

Income/(loss) before income taxes	13	(46)	(129)	(175)
Income tax charge	(2)	—	(1)	(1)

Net income/(loss)	11	(46)	(130)	(176)

        The statement of operations for the combined companies for the year ended December 31, 2004 excludes our predecessor's statement of operations for July 1, 2004.

Segment Information
(amounts in £ millions)
(unaudited)

	Year ended December 31, 2005	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2004
	Reorganized Company	Reorganized Company	Predecessor Company	Combined Companies
CABLE SEGMENT
Consumer Sales Division revenue	1,009	479	470	949
Business Sales Division revenue	251	126	130	256

Revenues from external customers	1,260	605	600	1,205
Inter-segment revenues(1)	1	—	—	—

Cable segment total revenue	1,261	605	600	1,205

Cable segment Adjusted EBITDA	555	249	236	485

Cable segment total assets	3,872	3,976	3,275	3,976

CONTENT SEGMENT
Revenues from external customers	132	59	54	113
Inter-segment revenues(2)	10	5	5	10

Content segment total revenue	142	64	59	123

Content segment Adjusted EBITDA	14	1	8	9

Content segment total assets	463	368	582	368

SIT-UP SEGMENT
Revenues from external customers and sit-up segment total revenue	166	—	—	—

sit-up segment Adjusted EBITDA	8	—	—	—

sit-up segment total assets	183	—	—	—

Reconciliation to total revenue
Cable segment revenue	1,261	605	600	1,205
Content segment revenue	142	64	59	123
sit-up segment revenue	166	—	—	—

	1,569	669	659	1,328
Inter-segment revenues	(11)	(5)	(5)	(10)

Total revenue	1,558	664	654	1,318

Reconciliation to income/(loss) before income taxes
Cable segment Adjusted EBITDA	555	249	236	485
Content segment Adjusted EBITDA	14	1	8	9
sit-up segment Adjusted EBITDA	8	—	—	—

	577	250	244	494
Financial restructuring charges	—	—	(21)	(21)
Merger related fees	(6)	—	—	—
Depreciation	(399)	(204)	(184)	(388)
Amortization of intangible assets	(44)	(18)	—	(18)

Operating income	128	28	39	67
Interest income	22	11	15	26
Interest expense (including amortization of debt discount)	(151)	(96)	(230)	(326)
Foreign exchange (losses)/gains, net	(10)	3	40	43
Share of net income of affiliates	20	8	8	16
Other, net	4	—	(1)	(1)

Income/(loss) before income taxes	13	(46)	(129)	(175)

Total assets	4,518	4,344	3,857	4,344

(1)
Inter-segment revenues are revenues of our Cable segment which are costs in our sit-up segment and which are eliminated on consolidation.

(2)
Inter-segment revenues are revenues of our Content segment which are costs in our Cable segment and which are eliminated on consolidation.

        The segment information for the combined companies for the year ended December 31, 2004 excludes the segment information of our predecessor for July 1, 2004.

Statements of Cash Flows
(amounts in £ millions)
(unaudited)

	Year ended December 31, 2005	Year ended December 31, 2004	July 1, 2004	Six months ended June 30, 2004	Year ended December 31, 2004
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Combined Companies

Net cash provided by operating activities	461	124	—	170	294

Cash flows from investing activities
Capital expenditure	(232)	(114)	—	(127)	(241)
Proceeds from disposals of assets	5	—	—	7	7
Cash paid for acquisition of subsidiaries, net of cash acquired	(108)	—	—	—	—
Repayment/(advance) of loans made to affiliates, net	16	7	—	(4)	3
Proceeds from sale and leaseback	13	5	—	—	5

Net cash used in investing activities	(306)	(102)	—	(124)	(226)

Cash flows from financing activities
Release/(placement) of restricted cash	18	21	(36)	2	(13)
Proceeds from new debt	110	1,700	—	—	1,700
Repayment of debt	(29)	(1,840)	(160)	—	(2,000)
Cash paid for financing costs	(5)	(51)	(22)	—	(73)
Principal element of capital lease repayments	(43)	(21)	—	(23)	(44)
Proceeds from issuance of common stock	6	—	—	—	—
Proceeds from the issue of a subsidiary's contingently redeemable preferred stock	12	—	—	—	—
Net proceeds from currency swaps	—	3	—	—	3

Net cash provided by/(used in) financing activities	69	(188)	(218)	(21)	(427)

Net increase/(decrease) in cash and cash equivalents	224	(166)	(218)	25	(359)
Cash and cash equivalents at beginning of period	68	—	452	427	427
Cash and cash equivalents transferred from Predecessor Company to Reorganized Company	—	234	(234)	—	—

Cash and cash equivalents at end of period	292	68	—	452	68

Supplementary cash flow information:
Cash paid for interest	(128)	(125)	—	(82)	(207)
Cash received for interest	21	14	—	21	35

Cash paid for interest, net	(107)	(111)	—	(61)	(172)
Cash received for income taxes, net	2	2	—	2	4

Critical Accounting Policies and Estimates

        Our significant accounting policies are summarized in note 3 to our consolidated financial statements. As stated above, we prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        We consider the following policies and estimates to be the most critical in understanding the assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

  •
  impairment of goodwill and long-lived assets;

  •
  capitalization of labor and overhead costs;

  •
  accounting for debt and financial instruments; and

  •
  valuation of assets and liabilities under SFAS 141.

Impairment of Goodwill and Long-Lived Assets

        Long-lived assets and certain identifiable intangibles (intangible assets that do not have indefinite lives) to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

        Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives are subject to annual review for impairment (or more frequently should indications of impairment arise). Impairment of goodwill and reorganization value in excess of amounts allocable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset's fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. The Company carries out its annual impairment review during the fourth quarter consistent with the annual budgetary timetable.

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

        We capitalize that proportion of labor and overhead costs which is directly related to the development, construction and installation of fixed assets. These costs include payroll and related costs of employees and support costs such as service costs. We regularly review our capitalization policy and the nature of the costs being capitalized to ensure that such costs continue to be directly related to the development, construction and installation of fixed assets.

Accounting for Debt and Financial Instruments

        We manage risks associated with foreign exchange rates and interest rates and may use derivative financial instruments to mitigate a portion of these risks. As a matter of policy, we do not use derivative financial instruments unless there is an underlying exposure and, therefore, we do not use derivative financial instruments for trading or speculative purposes. All derivative financial instruments are recognized in the consolidated balance sheet at fair value. The fair value of our derivative financial instruments is generally based on quotations from third-party financial institutions, which are market estimates of fair value that may differ from the amounts that might be realized if those instruments were monetized.

Valuation of Assets and Liabilities Under SFAS 141

        The acquisition of a controlling interest in sit-up required management to estimate and allocate the fair value to assets and the present value of liabilities to be paid as at the date of acquisition. The preparation of such valuations requires management to make estimates and assumptions regarding the expected future after-tax cash flows of the business and discount rates. The valuations determined represent management's best estimate of the values to be allocated to the assets and liabilities of sit-up. They have been prepared and allocated in accordance with SFAS 141.

Results of Operations

        The following represents a discussion of our results of operations for the year ended December 31, 2005, compared to the year ended December 31, 2004. The results of operations for the year ended December 31, 2004 combine our results for that year with those of our predecessor, Telewest Communications, for the six-month period ended June 30, 2004, prior to its financial restructuring ("Combined Companies").

        We operate in three segments: cable, content and sit-up. For the cable segment our chief operating decision-maker receives performance and subscriber data for each of our telephony, television and internet product lines; however, support, service and network costs are compiled only at the cable segment level. The content segment supplies TV programming to the UK pay-television broadcasting market, and sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction- based format. Each of the content and sit-up segments' operating results, which are separate from the cable segment, are regularly reviewed separately by the chief operating decision- maker. Revenues derived by our content segment from our cable segment and revenues derived by our cable segment from our sit-up segment are eliminated on consolidation.

Comparison of Years Ended December 31, 2005 and 2004

        Consolidated revenue increased by £240 million or 18.2% from £1,318 million for the year ended December 31, 2004 to £1,558 million for the year ended December 31, 2005. The increase was attributable to a £55 million or 4.6% increase in cable segment revenues, a £19 million or 16.8% increase in content segment revenue and a £166 million contribution to revenue from the sit-up segment since May 12, 2005.

        The increase in consolidated revenue and cable segment revenues included a one-time credit of £16 million resulting from the recovery of Value Added Tax (VAT) from HM Revenue and Customs, which had been the subject of a court case and subsequent appeals since 2002. A £16 million charge was taken against revenue in 2002 when the case commenced. Excluding this one-time VAT recovery, consolidated revenue would have increased by £224 million or 17.0% from £1,318 million to £1,542 million. Excluding the VAT recovery and the consolidated revenue of sit-up, consolidated revenue for the year ended December 31, 2005 would have increased by £58 million or 4.4% from £1,318 million to £1,376 million.

Cable Segment

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
Revenue (in millions)
Consumer sales division	£1,009	£949	6.3%
Business sales division	251	256	(2.0%	)

Total cable segment	£1,260	£1,205	4.6%

Cable segment Adjusted EBITDA	£555	£485	14.4%

        Cable segment revenue increased principally due to growth in revenue in the consumer sales division. Excluding the VAT recovery described above, cable segment revenue would have increased by £39 million or 3.2% from £1,205 million for the year ended December 31, 2004 to £1,244 million for the year ended December 31, 2005. Excluding the impact of the VAT recovery, the increase was primarily from growth in internet revenue together with an increase in cable television revenue, offset by a decrease in consumer telephony revenue and a decline in business sales division revenue of £5 million.

        Cable segment Adjusted EBITDA increased principally as a result of increases in consumer sales division revenue (including the VAT recovery) and a decrease in operating costs and expenses, as a result, in part, of a rates (local government tax) rebate of £4 million, partially offset by a reduction in business sales division revenue. Excluding the VAT recovery and the rates rebate, Adjusted EBITDA would have been £535 million for the year ended December 31, 2005, an increase of £50 million or 10.3%.

Consumer Sales Division

        Consumer sales division revenue represents a combination of consumer television revenue, consumer telephony revenue, and consumer internet revenue.

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
Revenue (in millions)
Total Consumer Sales Division	£1,009	£949	6.3%

Homes passed and marketed(1)	4,700,780	4,686,794	0.3%
Total customer relationships(2)	1,868,231	1,799,556	3.8%
Customer penetration	39.7%	38.4%	3.4%
Revenue Generating Units ("RGUs")(3)	4,059,576	3,671,402	10.6%
Average monthly revenue per customer(4)	£45.85	£45.04	1.8%
Average monthly revenue per customer (excluding impact of a £16 million VAT recovery)(5)	£45.14	£45.04	0.2%
Average monthly churn(6)	1.2%	1.1%	9.1%
Customers subscribing to two or more services	1,492,744	1,379,057	8.2%
Dual or triple penetration	79.9%	76.6%	4.3%
Customers subscribing to three services ("triple play")	698,601	492,789	41.8%
Triple-service penetration	37.4%	27.4%	36.5%

Notes:

(1)
The number of homes within our service area that can potentially be served by our network with minimal connection costs as at December 31 for each period presented. Information concerning the number of homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases.

(2)
The number of customers who receive at least one of our television, telephony and broadband internet services as at December 31 for each period presented.

(3)
Revenue Generating Units, or RGUs, refer to subscriptions to each of our analog television, digital television, telephony and broadband internet services on an individual basis. For example, when we provide one customer with digital television and broadband internet services, we record two RGUs. Dial-up internet services, second telephone lines and additional TV outlets are not recorded as RGUs although they generate revenue for us.

(4)
Average monthly revenue per customer (often referred to as "Customer ARPU" or "Customer Average Revenue per User") represents the consumer sales division's total annual revenue of residential customers, including installation revenues, divided by the average number of residential customers in the year, divided by twelve. The same methodology is used for television, telephony and broadband internet average monthly revenue per subscriber ("Subscriber ARPU").

(5)
Excludes the impact of a £16 million VAT recovery from consumer sales division revenue in the year ended December 31, 2005.

(6)
Average monthly churn represents the total number of customers who disconnected during the year divided by the average number of customers in the year, divided by twelve. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from the total number of customers who disconnected.

        Total consumer sales division revenue for the year ended December 31, 2005 includes £16 million recovery of VAT, described above.

        Excluding the VAT recovery, consumer sales division revenue would have increased by £44 million or 4.6%. The increase resulted primarily from increases in both total customer relationships and average revenue per customer in the year ended December 31, 2005 as compared to the year ended December 31, 2004, both of which resulted primarily from an increase in the number of our Blueyonder Broadband internet subscribers.

        Consumer television revenue increased primarily due to a one-time VAT recovery of £16 million, an increase in customers, price rises of £1 on our lower-tier digital packages in November 2004 and in July 2005, and selected price rises on our premium channels. The increase in the number of subscribers resulted principally from the growth in the number of Blueyonder Broadband internet service subscribers, and our success in bundling Blueyonder Broadband internet services with our television services.

        Consumer telephony revenue decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to a continued decline in fixed-line telephony usage, offset in part by an increase in subscribers, migration to unmetered packages and by selected price increases.

        Consumer internet revenue increased for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to an increase in Blueyonder Broadband internet subscribers, partially offset by a decrease in Blueyonder Broadband internet ARPU.

        Overall, the consumer sales division's average monthly revenue per customer increased principally due to the one-time VAT recovery of £16 million.

        The consumer sales division's average monthly revenue per customer (excluding impact of the £16 million VAT recovery) increased slightly principally due to an increase in the number of our customers subscribing to two or more of our services, although average monthly revenue per subscriber for our consumer telephony and broadband internet services declined on an individual basis.

        The increases in "dual" or "triple play" penetration of 3.3 percentage points and "triple play" penetration of 10.0 percentage points were primarily a result of the growth in the number of subscribers to our Blueyonder Broadband internet services, who generally also subscribe to one or more of our consumer television or consumer telephony products. As at December 31, 2005, approximately 94% of our Blueyonder Broadband internet subscribers took at least one additional service of either consumer television or consumer telephony products and approximately 70% took all three services.

        During the year ended December 31, 2005, total residential customer relationships increased by 68,675, or approximately 3.8%. This increase resulted principally from the increased penetration of Blueyonder Broadband internet and from promotional campaigns, such as our "Togetherness" campaign which bundles Blueyonder Broadband internet or telephony with our television service.

        The increase in total customer relationships and the increases in "dual" and "triple play" penetration is reflected in the growth of RGUs, which grew by 388,174, or approximately 10.6%, in the year ended December 31, 2005 compared to growth of 384,696 in the year ended December 31, 2004. Approximately 37% of customer acquisitions in the year ended December 31, 2005 took the full "triple play."

        Average monthly churn increased primarily as a result of an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to customers moving out of our franchise areas.

  Consumer Television

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
Cable television subscribers—digital	1,270,785	1,122,301	13.2%
Cable television subscribers—analog	96,861	190,524	(49.2%	)

Total cable television subscribers	1,367,646	1,312,825	4.2%

Television ready homes passed and marketed	4,700,780	4,686,794	0.3%
Digital ready homes passed and marketed	4,525,241	4,420,388	2.4%
Percentage of digital subscribers to total subscribers	92.9%	85.5%	8.7%
Television penetration	29.1%	28.0%	3.9%
Average monthly revenue per CATV subscriber	£21.83	£20.80	5.0%
Average monthly revenue per CATV subscriber (excluding impact of a £16 million VAT recovery)	£20.85	£20.80	0.2%
Average monthly churn	1.6%	1.3%	23.1%

        Total consumer television customers and television penetration increased during the year ended December 31, 2005. Total consumer television customers increased by 54,821 or 4.2% in the year ended December 31, 2005 compared with 40,761 net additions in the year ended December 31, 2004. These increases resulted primarily from promotions, which bundled TV with Blueyonder Broadband internet and/or consumer telephony services. Bundled promotions included "Togetherness," which bundled our "Starter" cable television package with our broadband internet and/or telephony services.

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

        Average monthly revenue per television subscriber increased primarily due to a one-time VAT recovery of £16 million.

        Average monthly revenue per television subscriber (excluding impact of the £16 million VAT recovery) increased slightly primarily due to price rises of £1 on our lower-tier digital packages in November 2004 and in July 2005, and selected price rises on our premium channels during 2004, partially offset by a reduction in subscribers to our premium channels. We also implemented other selected television price increases from July 1, 2005, which positively impacted average monthly revenue per customer, although they also had an adverse impact on average monthly churn.

        We have increased prices on selected television packages for new customers from January 1, 2006. These increases will take effect for existing customers from March 1, 2006. The price of our Essential TV pack is increasing by £1 to £11.50 and the price of our Supreme TV pack is increasing by £2 to £17.50. We are also increasing the prices of our Sky premium channel packages by between £1 and £3 depending on the package, in line with BSkyB's price increases in September 2005.

        Average monthly churn increased, primarily due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods, as a result of selected television price rises implement from July 1, 2005 and an increase in churn attributable to customers moving out of our franchise areas.

        The roll-out of "Teleport" our VOD service continued through 2005 and was completed by the end of the year, earlier than initially anticipated, and is now available to all of our digital subscribers.

        We have now launched our Digital Video Recorder (DVR) service "TVDrive" which we have been piloting since December 2005. "TVDrive" customers will receive a 160Gb, three tuner, High Definition Television (HDTV) compatible Scientific Atlanta DVR.

        HDTV was also launched at the same time, making us the first platform in the UK to offer HDTV to DVR customers. We have recently secured HDTV content from FilmFlex, our "Teleport" movies content provider, the BBC and others, and we plan to extend this over the coming months.

  Consumer Telephony

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
"Talk Weekends" (and previously "3-2-1") telephony subscribers	1,018,458	1,080,893	(5.8%	)
"Talk Unlimited" and "Talk Evenings and Weekends" telephony subscribers	668,461	579,448	15.4%

Total residential telephony subscribers	1,686,919	1,660,341	1.6%

Telephony ready homes passed and marketed	4,698,435	4,683,153	0.3%
Telephony penetration	35.9%	35.5%	1.1%
Average monthly revenue per subscriber	£22.51	£23.68	(4.9%	)
Average monthly churn	1.2%	1.1%	9.1%

        Total residential telephony subscribers increased by 26,578 or 1.6% in the year ended December 31, 2005 compared with the year ended December 31, 2004.

        The increase in total residential telephony subscribers resulted primarily from promotions, which bundled residential telephony services with Blueyonder Broadband internet and/or television services and discounts on premium channels for customers who bundled TV with our "Talk" products, offset in part by higher customer churn.

        The decrease in average monthly revenue per telephony subscriber was primarily due to the declining overall volume of telephony traffic we carry among consumers who use both fixed-line and mobile phones (known as "call substitution"), and reductions in second line penetration as customers migrate from dial-up internet services to our Blueyonder Broadband internet services. The decrease was partially offset by some selected price increases, and our continued success in migrating our telephony subscribers to our unmetered and partially metered "Talk" products.

        We have continued our strategy of migrating customers to flat rate packages to minimize the impact of declining telephony usage. In July 2005, we migrated all of our "3-2-1" subscribers to "Talk Weekends," a partially unmetered plan and in January 2006 we launched a pilot of "Talk Anywhere," which offers subscribers the ability to call anywhere in the UK, abroad or to a mobile phone for one fixed fee, regardless of the time or day. "Talk Anywhere" is being introduced in our North West region and we anticipate that it will be rolled-out across our subscriber base during 2006.

        Average monthly telephony subscriber churn increased primarily due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to customers moving out of our franchise areas.

  Consumer Internet

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
Consumer internet subscribers:
Blueyonder Broadband	1,005,011	698,236	43.9%
Blueyonder "SurfUnlimited"	38,354	107,220	(64.2%	)
Blueyonder pay-as-you-go	19,561	33,417	(41.5%	)

Total consumer internet subscribers	1,062,926	838,873	26.7%

Blueyonder Broadband:
Broadband ready homes passed and marketed	4,525,241	4,420,388	2.4%
Broadband internet penetration	22.2%	15.8%	40.5%
Average monthly revenue per broadband internet subscriber	£19.15	£21.46	(10.8%	)
Average monthly broadband churn	1.2%	1.1%	9.1%

        Total Blueyonder Broadband internet subscribers increased by 306,775 or 43.9% in the year ended December 31, 2005 compared with 283,627 net additions in the year ended December 31, 2004.

        The increase in Blueyonder Broadband internet subscribers resulted principally from continued growth in UK consumer demand for broadband internet products generally, speed increases for our 512Kb and faster services introduced in May and December 2004, and promotions which bundled our Blueyonder Broadband internet services with our television and/or telephony products.

        Blueyonder Broadband internet customers have significantly contributed to the overall growth in our average monthly revenue per customer. As at December 31, 2005, 698,601 broadband internet customers, or 37.4% of our total customers, were "triple play" customers who also took both television and residential telephony services from us, compared with 492,789 or 27.4% at December 31, 2004. Blueyonder Broadband internet is also successful in attracting new customers, with approximately 45% of Blueyonder Broadband internet installations in the year ended December 31, 2005 initiating new customer relationships.

        Average monthly revenue per broadband subscriber decreased primarily due to the introduction of the lower-tier 256Kb service (increased to 512Kb during May 2005 and now being increased to 2Mb at no additional charge) and promotional offers. We expect that demand for this enhanced lower-tier product will remain strong as it is upgraded to 2Mb and that, as a result we will continue to experience subscriber growth. However, as a result of the success of this lower-tier product and price reductions for our existing 4Mb subscribers, we may also experience a continued decline in broadband internet ARPU.

        Blueyonder Broadband internet average monthly churn increased due to an increase in disconnections of customers for non-payment following subscriber growth in recent periods and an increase in churn attributable to customers moving out of our franchise areas.

        Dial-up internet subscribers to our Blueyonder "SurfUnlimited" product, together with our Blueyonder pay-as-you-go metered internet service, decreased by approximately 83,000 or 59% from approximately 141,000 at December 31, 2004 to approximately 58,000 at December 31, 2005, as we continued to migrate our dial-up subscribers to our Blueyonder Broadband internet services.

Business Sales Division

        Business sales division revenue is derived from the delivery to business customers of communication solutions comprising voice, data and managed services.

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
Revenue (in millions)
Voice services	£136	£141	(3.5%	)
Data services	77	70	10.0%
Carrier and other services	38	45	(15.6%	)

Total business sales division	£251	£256	(2.0%	)

        Business sales division revenue decreased as a result of declines in voice services revenue and carrier and other services revenue, partially offset by an increase in data services revenue. Voice services revenue in the year ended December 31, 2005 benefited from a £1 million settlement received from BT Group plc in respect of rates being applied to SRS (Special Rate Services) calls during prior periods.

        Voice services revenue decreased, principally as a result of continued declining usage arising from data and mobile voice substitution together with price erosion being partially offset by new revenue streams from our SRS Advanced Solutions product.

        Data services revenue increased, primarily as a result of growth in sales of our managed data and ethernet products to our larger business customers, offset by pricing pressures in the declining private circuits market. During the fourth quarter of 2004, we launched our "Evolved Ethernet" product to extend our range of services, and we have seen growth in this area, particularly amongst our public sector base.

        Carrier and other services revenue decreased as a result of declines in both carrier services revenues and other services (principally travel service) revenues. Our carrier services revenue is derived from the sale of access to our fiber-optic national network to other carriers and operators. Our carrier services unit has been negatively impacted by general weakness in the market in which it operates. The decline in other services revenue primarily reflects the decline across the travel sector and the ongoing move by vertically integrated tour operators to provide their own booking solutions.

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

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
Revenue (in millions)
Subscription revenue	£45	£42	7.1%
Advertising revenue	70	57	22.8%
Other revenue	17	14	21.4%

Net content segment revenue(1)	£132	£113	16.8%

Content segment Adjusted EBITDA	£14	£9	55.6%

Number of paying homes receiving our programming—(millions)	9.7	9.5	2.1%
Share of the net income of UKTV (in millions)	£18	£14	28.6%
UK television advertising market share(2)	4.9%	4.4%	11.4%

Notes:

(1)
Net content segment revenue consists of total revenue (subscription revenue, advertising revenue, management fees, transactional and interactive revenue and other revenue) less inter-segment revenues of £10 million the year ended December 31, 2005 and £10 million for the year ended December 31, 2004.

(2)
Including 100% of the market share of UKTV.

        Content segment revenue increased primarily as a result of increases in advertising and other revenue.

        Before the elimination of inter-segment revenues of £10 million for the year ended December 31, 2005 and £10 million for the year ended December 31, 2004, the revenue of the content segment increased by 15.4% to £142 million.

        Subscription revenue increased primarily due to increased numbers of homes taking multi-channel TV services including the content segment's wholly owned channels.

        Before the elimination of inter-segment revenues, subscription revenue increased by 5.8% to £55 million due to increased numbers of multi-channel homes taking pay-TV services including content segment's channels.

        The increase in advertising revenue resulted primarily from an increase in absolute market revenue and market share, driven by improved viewing share of both Flextech and UKTV channels, despite increased competition in the multi-channel market.

        Other revenue increased principally as a result of increased consumer product sales and program sales to international broadcasters.

        Content segment Adjusted EBITDA increased as a result of the increase in segment revenue, partially offset by an increase in operating costs.

        Content segment's Adjusted EBITDA in the fourth quarter of 2005 was impacted by expected extra programming costs compared to the previous quarters in 2005, as we invested in enriched programming in common with other UK broadcasters to drive advertising revenue growth in 2006. As a result, Adjusted EBITDA for the fourth quarter of 2005 was £0 million compared to a loss of £1 million for the fourth quarter of 2004.

        Our content segment's share of the net income of UKTV, its joint ventures with BBC Worldwide, is included in share of net income of affiliates.

sit-up Segment

        sit-up segment revenue is derived from the retail sales of consumer products by means of televised shopping programs using an auction-based format.

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
	(in millions)	(in millions)
sit-up segment revenue(1)	£166	£—	—

sit-up segment Adjusted EBITDA	£8	£—	—

Note:

(1)
Represents revenue for the period May 12, 2005, when sit-up's results were first consolidated with those of Telewest, to December 31, 2005.

        sit-up segment Adjusted EBITDA was £8 million for the period May 12, 2005 to December 31, 2005, representing revenue of £166 million, offset by sit-up segment expenses of £122 million and SG&A of £36 million.

        No comparative GAAP financial information is presented for the sit-up segment, as sit-up only became a consolidated subsidiary of the Group from May 12, 2005.

        During 2005, sit-up has been affected by the difficult conditions currently being experienced in the UK retail market. As a result, sit-up has experienced pressure on product margins, which has impacted Adjusted EBITDA. sit-up is typically a seasonal business with the fourth quarter generating more revenue and Adjusted EBITDA as compared to each of the first three quarters. Notwithstanding the difficult market conditions, sit-up recorded good trading performance in the fourth quarter, principally as a result of improved operating efficiencies over the Christmas period.

        sit-up launched a third live-auction channel in July 2005, speed auction tv, on BSkyB, NTL and our own networks in addition to its established bid tv and price-drop tv channels. speed auction tv is a small incremental addition to sit-up's channel portfolio.

Combined cable, content and sit-up Segments

Operating Expenses

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
	(in millions)	(in millions)
Cable segment expenses	£283	£294	(3.7%)
Content segment expenses	85	76	11.8%
sit-up segment expenses	122	—	—
Depreciation	399	388	2.8%
Amortization of intangible assets	44	18	144.4%
Selling, General and Administrative "SG&A" expenses	491	475	3.4%
Merger related fees	6	—	—

Total Operating Expenses	£1,430	£1,251	14.3%

        Our total operating expenses increased primarily due to the consolidation of sit-up segment expenses and SG&A from May 12, 2005, and increased content segment expenses and amortization. This was partially offset by decreased cable segment expenses and SG&A due primarily to financial restructuring charges of £21 million in 2004, which did not occur in 2005.

        The cable segment's expenses consist principally of cable programming expenses for our consumer television services and cable telephony expenses for our consumer and business telephony products. These decreased primarily due to favorable renegotiations of certain cable television programming content contracts, reductions in the interconnection charges we pay for calls to mobiles and a reduction in overall call volumes.

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

        The content segment's expenses were 59.9% of the content segment's revenues, including inter-segment sales to the cable segment for the year ended December 31, 2005 compared with 61.8% on the same basis for the year ended December 31, 2004. This decrease is due primarily to an improvement in the overall efficiency and quality of our channels, which are attracting a greater share of advertising revenues compared to the increased programming investment required to drive that revenue growth.

        The sit-up segment's expenses consist primarily of the cost of purchasing the products sold on its televised shopping programs and totalled £122 million for the period May 12, 2005 to December 31, 2005.

        The increase in depreciation expense was primarily attributable to the recognition of increased values of property and equipment following the adoption of fresh-start reporting with effect from July 1, 2004.

        Amortization expense was attributable to the recognition of intangible assets following the adoption of fresh-start reporting with effect from July 1, 2004 and the acquisition of a controlling interest in sit-up on May 12, 2005. Under fresh-start reporting, we have valued and are now amortizing our customer lists and relationships. As a result of the acquisition of sit-up, we have valued and are now amortizing trade names and superior to market contracts. We completed the evaluation of the fair values of sit-up's intangible assets in the fourth quarter of 2005. As a result of completing our evaluation we recorded superior to market contracts of £45 million and trade names of £15 million and reduced goodwill by £60 million. We also recognized amortization of these intangible assets of £7 million in respect of the period from the date of acquisition to December 31, 2005 in the fourth quarter of 2005.

        The increase in SG&A, which includes, among other items, salary and marketing costs, primarily reflects the consolidation of SG&A expenses of our sit-up segment since May 12, 2005. The sit-up segment related expenses of £36 million, increased SG&A in our content segment and stock-based compensation expense, were partially offset by a decrease in financial restructuring charges from £21 million in the year ended December 31, 2004 to £0 in the year ended December 31, 2005. SG&A further benefited by £4 million rates (local government tax) rebate received in our cable segment in the year ended December 31, 2005, relating to rates charged on our core network. This rates rebate related to the period April 1, 2001 to March 31, 2005 and is not expected to recur in future periods.

        Stock-based compensation expense ("SBCE") of £12 million was incurred in the year ended December 31, 2005, compared to £6 million in the year ended December 31, 2004, and is included in SG&A. SBCE arises as a result of options, restricted stock and stock appreciation rights issued by us to our employees. SBCE is accounted for in accordance with SFAS 123, Accounting for Stock-Based Compensation. SBCE is a non-cash item. No such expense was incurred in the first six months of 2004. As a result of the consummation of our merger with NTL, vesting will accelerate on certain outstanding unvested stock options. In addition, all shares of our restricted stock and stock appreciation rights then outstanding will vest immediately and be converted into the right to receive 0.2875 of a share of new Telewest common stock plus one share of Class B Redeemable Common Stock (redeemable for $16.25 at the effective time of the merger). The impact of accelerated vesting would be to increase SBCE during the period in which the merger is consummated as compared to SBCE in the year ended December 31, 2005.

        We incurred merger related fees of £6 million in the year ended December 31, 2005, compared with £0 in the previous year. These fees have been incurred in connection with our proposed merger with NTL, which is expected to complete during the first quarter of 2006. Success fees of approximately £5 million are payable contingent on the successful completion of the merger.

Other Income/(Expense)

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies	% Increase/ (decrease)
	(in millions)	(in millions)
Interest income	£22	£26	(15.4%)
Interest expense (including amortisation of debt discount)	(151)	(326)	(53.7%)
Foreign exchange (losses)/gains, net	(10)	43	—
Share of net income of affiliates	20	16	25.0%
Other, net	4	(1)	—

Total other income/(expense), net	£(115)	£(242)	(52.5%)

        The net decrease in other expense resulted principally from a decrease in interest expense, partially offset by reduced foreign exchange gains on US dollar-denominated debt, following the cancellation of our predecessor's indebtedness to note and debenture holders in its financial restructuring in July 2004, and the interest expense on borrowings under our new Flextech facility.

        The net increase in other income resulted from an increase in our share of net income of affiliates, whilst interest income in the year ended December 31, 2005 decreased as a result of lower average cash and cash equivalent balances as compared to the same period in 2004.

        We receive interest income principally from our cash resources and from our loan to UKTV, our principal affiliate. During the year ended December 31, 2005 we recognized £11 million of interest income from UKTV compared with £12 million in the year ended December 31, 2004.

        Share of net income of affiliates increased primarily due to an increase in net income of UKTV in the year ended December 31, 2005. Our principal affiliated companies for the purpose of our share of net income of affiliated companies for the year ended December 31, 2005 included the companies that comprise UKTV and sit-up for the period through to May 11, 2005.

Comparison of Years Ended December 31, 2004 and 2003

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

        Consolidated revenue increased by £20 million or 1.5% from £1,298 million for the year ended December 31, 2003 to £1,318 million for the year ended December 31, 2004. The increase occurred entirely in our cable segment and was comprised of a £42 million or 4.6% increase in consumer sales division revenue from £907 million for the year ended December 31, 2003 to £949 million for the year ended December 31, 2004 offset in part by a £22 million or 7.9% decrease in business sales division revenue from £278 million to £256 million for the same periods. Content segment revenue remained flat at £113 million in both years.

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

Consumer Sales Division

        Consumer sales division revenue represents a combination of consumer television revenue, consumer telephony revenue, and consumer internet revenue.

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
Revenue (in millions)
Total Consumer Sales Division	£949	£907	4.6%

Homes passed and marketed(1)	4,686,794	4,674,764	0.3%
Total customer relationships(2)	1,799,556	1,730,438	4.0%
Customer penetration	38.4%	37.0%	3.8%
Revenue Generating Units ("RGUs")(3)	3,671,402	3,286,706	11.7%
Average monthly revenue per customer(4)	£45.04	£43.42	3.7%
Average monthly churn(5)	1.1%	1.2%	(8.3%)
Customers subscribing to two or more services	1,379,057	1,264,756	9.0%
Dual or triple penetration	76.6%	73.1%	4.8%
Customers subscribing to three services ("triple play")	492,789	291,512	69.0%
Triple-service penetration	27.4%	16.8%	63.1%

Notes:

(1)
The number of homes within our service area that can potentially be served by our network with minimal connection costs as at December 31 for each period presented. Information concerning the number of homes "passed" (homes for which we have completed network construction) or homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases.

(2)
The number of customers who receive at least one of our television, telephony and broadband internet services as at December 31 for each period presented.

(3)
Revenue Generating Units, or RGUs, refer to subscriptions to each of our analog television, digital television, telephony and broadband internet services on an individual basis. For example, when we provide one customer with digital television and broadband internet services, we record two RGUs. Dial-up internet services, second telephone lines and additional TV outlets are not recorded as RGUs although they generate revenue for us.

(4)
Average monthly revenue per customer (often referred to as "Customer ARPU" or "Customer Average Revenue per User") represents the consumer sales division's total annual revenue of residential customers, including installation revenues, divided by the average number of residential customers in the year, divided by twelve. The same methodology is used for television, telephony and broadband internet average monthly revenue per subscriber ("Subscriber ARPU").

(5)
Average monthly churn represents the total number of customers who disconnected during the year divided by the average number of customers in the year, divided by twelve. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from the total number of customers who disconnected.

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

        During the year ended December 31, 2004, total residential customer relationships increased by 69,118 or 4.0%. This increase resulted principally from the introduction of new products, such as our then available 256Kb broadband internet service, and promotional campaigns, such as our "3 for £30" offer and discounted television services for customers who subscribed to our unmetered telephony products.

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

Consumer Television

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
Consumer television subscribers—digital	1,122,301	987,873	13.6%
Consumer television subscribers—analog	190,524	284,191	(33.0%)

Total consumer television subscribers	1,312,825	1,272,064	3.2%

Television ready homes passed and marketed	4,686,794	4,674,764	0.3%
Digital ready homes passed and marketed	4,420,388	4,306,251	2.7%
Percentage of digital subscribers to total subscribers	85.5%	77.7%	10.0%
Television penetration	28.0%	27.2%	2.9%
Average monthly revenue per television subscriber	£20.80	£20.87	(0.3%)
Average monthly churn	1.3%	1.5%	(13.3%)

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

        At December 31, 2004 our digital television services had been rolled out in substantially all of our franchise areas, except for certain areas where we offered only our analog service. At December 31, 2004 we delivered digital services to approximately 94.3% of our network. As a result of the substantially completed roll-out, our consumer television customers continued to migrate from our analog services to our digital services, where on average, they generate higher monthly revenues. The migration of analog customers to digital slowed during the year ended December 31, 2004 compared to the year ended December 31, 2003.

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

        We continued to expand the content included in our digital television packs. The "Starter" pack was expanded in the three-month period ended September 30, 2004 to incorporate a number of our most popular digital television channels and the "Essential" pack was expanded to include the top fifteen most popular digital channels. Alongside these changes, we increased the price of our "Essential" pack by £1 per month with effect from July 1, 2004 and our "Starter" pack by £1 per month with effect from November 1, 2004.

  Consumer Telephony

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
"3-2-1" subscribers	1,080,893	1,144,474	(5.6%)
Total "Talk" subscribers	579,448	455,559	27.2%

Total consumer telephony subscribers	1,660,341	1,600,033	3.8%

Telephony ready homes passed and marketed	4,683,153	4,670,494	0.3%
Telephony penetration	35.5%	34.3%	3.5%
Average monthly revenue per subscriber	£23.68	£24.29	(2.5%)
Average monthly churn	1.1%	1.1%	—

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

        In the first six months of 2003, we expanded our flat rate telephony services by launching "Talk Evenings and Weekends," a telephony package offering unlimited local and national evening and weekend calls to anywhere in the UK (including line rental) at a flat monthly rate. We also launched "Talk International," an "add-on" service that offers reduced rates to all international destinations at a fixed monthly rate of £3 (inc. VAT) per month, and is available to all of our telephony subscribers.

        We continued our strategy of migrating customers to flat rate packages to minimize the impact of declining telephony usage. As a result, the number of subscribers to our "Talk" flat rate telephony packages increased 123,889 in the year ended December 31, 2004. We introduced two further add-on "Talk" products. "Talk Mobile" gives subscribers significant discounts on calls to mobiles for a flat rate of £1.50 per month on top of the usual £10.00 line rental charge. "Talk Weekends" gives customers free local and national calls at weekends for £0.50 on top of the usual line rental charge.

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

        Average monthly telephony subscriber churn remained flat at 1.1% for the year ended December 31, 2004 and continued to reflect tightened credit policies, increased "dual"- and "triple-service" penetration and improved customer care in a market that continued to be highly competitive.

  Consumer Internet

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
Consumer internet subscribers:
Blueyonder Broadband	698,236	414,609	68.4%
Blueyonder "SurfUnlimited"	107,220	184,009	(41.7%)
Blueyonder pay-as-you-go	33,417	49,368	(32.3%)

Total consumer internet subscribers	838,873	647,986	29.5%

Blueyonder Broadband:
Broadband ready homes passed and marketed	4,420,388	4,306,251	2.7%
Broadband internet penetration	15.8%	9.6%	64.6%
Average monthly revenue per broadband internet subscriber	£21.46 (1)	£22.72	(5.5%)
Average monthly churn	1.1%	1.1%	—

Note:

(1)
Includes a recalculation of the average monthly revenue per broadband internet subscriber for the first three quarters of 2004, reflecting the full value of promotional discounts offered. The recalculated average monthly revenue per broadband internet subscribers was £22.29, £22.45 and £21.50 for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively, compared to £22.57, £23.04 and £22.27, respectively, as previously reported.

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

        Broadband internet penetration increased, principally as a result of general growth in broadband internet take-up in the UK, as well as the introduction of our 256Kb Blueyonder Broadband internet service, speed increases and bundling promotions noted above.

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

        We believe that at December 31, 2004, we were the broadband internet market leader in our addressable areas (those areas of the UK where consumers are able to receive our Blueyonder Broadband internet services) with an approximately 67% market share, compared to approximately 71% as of September 30, 2004.

Business Sales Division

        Business sales division revenue is derived from the delivery of business communications solutions through a combination of voice, data and managed solutions services.

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
Revenue (in millions)
Voice services	£141	£156	(9.6%)
Data services	70	61	14.8%
Carrier and other services	45	61	(26.2%)

Total Business Sales Division	£256	£278	(7.9%)

        Business sales division revenue decreased by £22 million or 7.9% as a result of a decline in voice services revenue and carrier and other services revenue, partially offset by an increase in data services revenue. The revenue decline included a £2 million reduction arising as a result of the derecognition of our Predecessor's deferred revenues under fresh-start reporting for which no future contractual performance obligations exist.

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

        Carrier and other services revenue declined by £16 million or 26.2% as a result of declines in both carrier service revenues and other (principally travel service) revenues. Our carrier services revenue is derived from the sale of access to our fiber-optic national network to other carriers and operators (for example T-Mobile, a mobile operator). Revenues from the carrier services unit tend to be derived from a relatively small number of high value, short and long-term contracts and can therefore fluctuate significantly from period to period. Over recent periods our carrier services unit has been negatively impacted by a general weakness in the market in which it operates. The decline in other services revenue primarily reflected the decline across the travel sector and the ongoing move by tour operators to provide their own managed solutions services.

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

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
Revenue (in millions)
Subscription revenue	£42	£38	10.5%
Advertising revenue	57	48	18.8%
Other revenue	14	27	(48.1%)

Net revenue(1)	£113	£113	—

Number of paying homes receiving our programming—(millions)	9.5	9.2	3.3%
Share of the net income of UKTV (in millions)	£14	£3	366.7%
UK television advertising market share(2)	4.4%	3.9%	12.8%

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

IDS

        On December 15, 2004, we announced that our Audit Committee was commencing an independent review of certain business practices of a subsidiary in our content division, IDS, which sells advertising time on television channels in which we have an ownership interest. The Audit Committee engaged independent counsel and accountants to assist it. Their review was completed in March 2005, with the finding that the activities in question should not result in any material liability, did not evidence material weakness or deficiency in internal controls and did not give rise to any obligation for us to amend or restate previously filed financial statements and periodic reports. Management has made modifications to these business practices in a manner consistent with the Audit Committee's conclusions. Based on Audit Committee recommendations, we also took steps to further strengthen internal controls at IDS and to improve the integration and alignment of IDS controls and procedures with those of the rest of the group. The impact of the changed business practices and these additional steps was not material to our financial statements, results of operations or financial condition.

Combined cable and content Segments

Operating Expenses

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
	(in millions)	(in millions)
Cable segment expenses	£294	£318	(7.5%)
Content segment expenses	76	81	(6.2%)
Depreciation	388	389	(0.3%)
Amortization of intangible assets	18	—	—
SG&A	475	490	(3.1%)

Total Operating Expenses	£1,251	£1,278	(2.1%)

        Our total operating expenses decreased due to decreased cable segment expenses, content segment expenses, SG&A and depreciation, partially offset by increased amortization charges following the adoption of fresh-start reporting.

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

        The decrease in SG&A primarily reflects reductions in payroll costs from decreasing numbers of employees, and net decreases in other overhead expenses, as we continued to focus on cost control and achieve cost efficiencies, and a decrease in financial restructuring charges from £25m to £21m.

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

Other Income/(Expense)

	Year ended December 31, 2004	Year ended December 31, 2003
	Combined Companies	Predecessor Company	% Increase/ (decrease)
	(in millions)	(in millions)
Interest income	£26	£24	8.3%
Interest expense (including amortisation of debt discount)	(326)	(488)	(33.2%)
Foreign exchange gains, net	43	268	(84.0%)
Share of net income of affiliates	16	1	—
Other, net	(1)	8	—

Total other expense, net	£(242)	£(187)	29.4%

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

Liquidity and Capital Resources

        As a result of our predecessor's financial restructuring, on July 14, 2004, we became the holding company for substantially all of the assets and liabilities that comprised the business of Telewest

Communications plc and its subsidiaries. On July 15, 2004, as part of the financial restructuring, the newly acquired liabilities of our predecessor were reduced by approximately £3.8 billion to approximately £2.0 billion and 245,000,000 shares of our common stock were issued. At December 31, 2005, we had long-term debt of £1.9 billion, consisting of £1.8 billion of indebtedness under our bank facilities and £0.1 billion of capital leases and other debt.

        At December 31, 2005 we had cash and cash equivalents of £292 million.

        Our businesses require cash to fund their operations, including the costs of connecting customers to our network, offering and marketing new services, expanding and upgrading our network, and debt service repayments. We anticipate that our principal sources of funds will be cash flow from operating activities and cash in hand, combined with additional vendor and lease financing, undrawn debt facilities where available, and the possible strategic sales of assets. Future actual funding requirements could exceed currently anticipated requirements. Differences may result from, among other things, higher-than-anticipated costs and capital expenditure. In addition, we may generate lower than anticipated cash flow from operating activities, which could negatively impact our ability to meet anticipated or actual funding requirements. Actual costs, capital expenditure and cash flow will depend on many factors, including, among other things, consumer demand for voice, video, data and Blueyonder Broadband internet services, the impact on the business of new and emerging technologies such as voice-over internet-protocol, the extent to which consumer preference develops for cable television over other methods of providing in-home entertainment, adverse changes in the price or availability of telephony interconnection or cable television programming, consumer acceptance of cable telephony as a viable alternative to fixed-line network and mobile telephony services, and the general economic environment.

        Pursuant to our amended and restated agreement and plan of merger with NTL, we agreed to certain restrictions on our ability to engage in capital raising activities prior to the completion of the merger.

Existing Bank Facilities

        As noted earlier, the May 12, 2005 acquisition of sit-up Limited was financed in part by a new £130 million senior secured bank facility entered into on May 10, 2005 by the Company's Flextech subsidiaries. This facility consists of £110 million in term loans, which were fully drawn in connection with the acquisition, and a £20 million revolving credit facility, which remained undrawn at December 31, 2005 (together the "Flextech Group bank facilities"). Interest rates on the facility start at 1.75% above LIBOR with leverage ratchets down to 1% above LIBOR. The term loans are to be repaid in semi-annual installments that commenced December 31, 2005, with final maturity on June 30, 2009. The facility is secured on certain assets of Flextech and sit-up along with our 50% share of the issued equity of UKTV.

        In December 2004, certain of our subsidiaries and associated partnerships entered into £1.45 billion senior term facilities, a £100 million revolving loan facility and a £250 million second lien facility, (together the "TCN Group bank facilities"). The senior term facilities and the second lien facility were drawn down in full and used with cash held by TCN to finance the repayment in full of amounts due and payable on our then existing credit facility, along with fees, costs and expenses payable in connection with entry into the agreements. The £100 million revolving loan facility is currently available to finance general working capital requirements and general corporate purposes of the subsidiaries that comprise the TCN Group.

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

        The signing of the merger agreement with NTL on October 2, 2005 led us to re-assess the likelihood of the underlying forecasted debt interest payments occurring. We reduced our estimate of the likelihood of the underlying forecasted debt interest payments occurring, from probable to less than probable. Based on that assessment we discontinued accounting for the derivatives as hedges with effect from that date. As a result, future changes in the fair value of the instruments previously designated as cash flow hedges are now accounted for as a component of net income rather than other comprehensive income. At December 31, 2005 these instruments had a total fair value of £32 million payable. The accumulated balance recorded in other comprehensive income ("OCI") in respect of these instruments was £0 million and a net gain of £12 million was recognized in interest expense during the year ended December 31, 2005, representing the ineffective component of the hedge, as well as the release of the OCI balance pertaining to the cessation of hedge accounting.

        In December 2005, we re-assessed the likelihood of the forecasted debt interest payments occurring. It was concluded that it was probable that forecasted debt interest payments subsequent to March 1, 2006 would not occur due to the proposal that all of our debt be repaid should the proposed merger with NTL be executed. Accordingly the accumulated OCI balance of £7 million, which related to those forecasted payments, was immediately reclassified into earnings.

        The maturity profile of our existing senior secured bank facilities is as follows:

Years ending December 31,	£ millions	€ millions	$ millions	£ millions
2006	67	—	—	67
2007	120	—	—	120
2008	165	—	—	165
2009	190	—	—	190
2010	160	—	—	160
Thereafter	933	100	150	1,089

	1,635	100	150	1,791

Financing the Proposed Merger

        In connection with the merger agreement with NTL and at NTL's direction, we anticipate entering into the new credit facilities described below.

        The new credit facilities comprise two separate facilities, (a) a senior secured credit facility in an aggregate principal amount of £3.3 billion, comprising a £3.2 billion 5-year amortizing term loan facility and a £100 million 5-year multicurrency revolving credit facility, for the purpose of (i) repaying in full NTL's existing credit facilities, (ii) repaying in full our existing and second tier credit facilities, and (iii) financing the ongoing working capital needs and general corporate requirements of the combined company, and (b) a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion to be made available to Neptune Bridge Borrower LLC, a wholly owned subsidiary of Telewest, for the purposes of (i) financing the cash consideration payable pursuant to the merger agreement and (ii) paying the related fees, costs and expenses in connection therewith. In addition, we anticipate that NTL will direct us to agree to engage the financial institutions that committed to provide the new facilities for any take-out financing for the bridge facility. The terms of the facilities are subject to further amendments prior to the closing of the merger transaction.

        The rate of interest payable under the new senior credit facilities and the revolving facilities is the aggregate, per annum, of (i) LIBOR, plus (ii) the applicable interest margin. The applicable interest margin will be 1.625% per annum for a period of three months following the closing date for the merger with NTL and thereafter, the applicable interest margin will be dependent upon the net leverage ratio then in effect.

        Principal under the new senior credit facilities will be subject to repayments each six months, beginning September 30, 2007. The borrowers will also be required to repay principal under the new senior credit facilities, subject to certain exceptions, with excess cash flow and proceeds from disposals and debt and equity issuances.

        Prior to the maturity date of the bridge facilities, loans under the bridge facilities will bear interest at a rate per annum equal to (i) the three-month reserve-adjusted Gilt/LIBOR/EURIBOR plus (ii) an initial spread of 600 basis points (such spread being subject to quarterly increases of 50 basis points if the loans are not yet repaid). Notwithstanding the foregoing, the interest rate per annum payable will not exceed (i) 12.5% in respect of loans under the bridge facilities denominated in U.K. pounds sterling and (ii) 11.5% in respect of loans under the bridge facilities denominated in Euro or U.S. dollars.

Contractual Obligations and Other Commercial Commitments

        Contractual obligations and other commercial commitments as at December 31, 2005 are summarized in the tables below.

Contractual obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	£ million	£ million	£ million	£ million	£ million
Debt	1,796	70	286	351	1,089
Capital lease obligations	97	56	39	2	—
Operating leases	154	18	32	25	79
Unconditional purchase obligations	128	112	16	—	—

Total contractual obligations	2,175	256	373	378	1,168

        The following table includes information about other commercial commitments as of December 31, 2005. Other commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the balance sheet.

Other commercial commitments

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	£ million	£ million	£ million	£ million	£ million
Guarantees(1)	13	10	2	1	—

Note:

(1)
Consists of performance and other guarantees of £10 million due in less than one year and £1 million due in one to three years and lease guarantees of £1 million due in one to three years and £1 million due in three to five years.

Capital Expenditure

	Year ended December 31, 2005	Year ended December 31, 2004
	Reorganized Company	Combined Companies
	£ million	£ million
Capital expenditure	£232	£241

        The decrease in capital expenditure for the year ended December 31, 2005 as compared to the year ended December 31, 2004 resulted primarily from reduced consumer contract installation costs and the phasing of capital project spend.

        Our capital expenditure has primarily funded the construction of local distribution networks and our national network, capital costs of installing customers, and enhancements to our network for new product offerings.

        We expect to continue to have significant capital needs in the future. With the majority of our network construction complete and substantially all network upgrades necessary for the delivery of telephony and digital services complete, it is anticipated that capital expenditure will be largely driven by the costs associated with the connection of new subscribers (which will vary depending upon the take-up of our services), new product development and roll-out, including Video-On-Demand, Digital Video Recorder, and High Definition Television services, and the replacement of network assets at the end of their useful lives.

        Capital expenditure for the year ended 2005 resulted primarily from costs associated with new customer installations, new product development expenditure, including Digital Video Recorder services, capacity upgrades to our IP network, and digital upgrades in our North West and West Kent networks, as well as billing system upgrades.

Consolidated Statements of Cash Flows

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	Reorganized Company	Combined Companies	Predecessor Company
	(in millions)	(in millions)	(in millions)
Net cash provided by operating activities	£461	£294	£308
Net cash used in investing activities	(306)	(226)	(212)
Net cash provided by/(used in) financing activities	69	(427)	(59)

Net increase/(decrease) in cash and cash equivalents	224	(359)	37
Cash and cash equivalents at beginning of period	68	427	390

Cash and cash equivalents at end of period	£292	£68	£427

        For the year ended December 31, 2005, we reported net cash provided by operating activities of £461 million compared with £294 million for the year ended December 31, 2004 and £308 million for the year ended December 31, 2003. The increase in net cash provided by operating activities in 2005 compared with 2004 was principally as a result of improvements in operating income and reduced interest payments, partially offset by increases in working capital. The decrease in net cash provided by operating activities in 2004 compared with 2003 resulted principally from additional payments in respect of bank interest made in the fourth quarter of 2004, and a marginal deterioration in working capital due to a reduction in accounts payable in December 2004, which more than offset other cash flow improvements. Additional payments in respect of bank interest in the fourth quarter of 2004 arose due to the timing of £6 million of cash interest payments relating to our previous bank facilities, which we had been able to roll forward from quarters two and three to quarter four, together with the repayment of £34 million of interest, that would otherwise have been rolled forward to 2005 but was accelerated due to the completion of our new bank facilities (and associated repayment of our previous facilities) on December 30, 2004.

        Net cash used in investing activities was £306 million for the year ended December 31, 2005 compared with £226 million for the year ended December 31, 2004 and £212 million for the year ended December 31, 2003. The increase in 2005 over 2004 arose principally as a result of the additional investment in sit-up partially offset by reduced payments for capital expenditure, increased proceeds from disposal and sale and leaseback of fixed assets, and increased loan repayments received from affiliates. Net cash used in investing activities includes net cash inflow from affiliates of £16 million for the year ended December 31, 2005 compared with net cash inflow of £10 million for the year ended December 31, 2004. The year ended December 31, 2004 benefited from a receipt of an additional £7 million relating to the disposal of an affiliate. Capital expenditure accounted for £232 million of the total net cash used in investing activities in the year ended December 31, 2005 compared with £241 million in 2004. The increase in 2004 over 2003 arose principally as a result of increased capital expenditure partially offset by proceeds from the sales and leaseback of certain vehicles and computer equipment. Net cash used in investing activities included the total net cash inflow from affiliates of £10 million for year ended December 31, 2004 compared with £17 million for the year ended December 31, 2003. Capital expenditure accounted for £241 million of the total net cash used in investing activities in the year ended December 31, 2004 compared with £228 million in the same period in 2003. Capital expenditure in the year ended December 31, 2004 was principally a result of IP and network capacity upgrades and new subscriber installations in connection with the roll-out of digital television and Blueyonder Broadband internet services.

        Net cash provided by financing activities totaled £69 million for the year ended December 31, 2005 compared with net cash used in financing activities of £427 million for the year ended December 31,

2004 and £59 million for the year ended December 31, 2003. Net cash provided by financing activities in 2005 resulted primarily from the raising of additional finance of £110 million in respect of the financing of the additional investment in sit-up. Additionally, in 2005, we released £18 million of restricted cash and received £12 million proceeds from the issue of a subsidiary's contingently redeemable preferred stock. We paid £43 million for the principal element of capital lease repayments and repaid debt of £29 million. In the year ended December 31, 2004 we repaid approximately £2,000 million in connection with our previous bank facilities, drew down £1,700 million under our new facilities and paid £73 million in facility fees. Additionally, in the year ended December 31, 2004 we increased restricted cash by £13 million and paid £44 million for the principal element of capital lease repayments, compared with £57 million for the principal element of capital lease repayments in the year ended December 31, 2003.

        As of December 31, 2005, we had cash and cash equivalents of £292 million on a consolidated basis (excluding £4 million that was restricted as to use to providing security for leasing and other obligations and £4 million that was restricted as to use to settle restructuring and liquidation expenses of our predecessor company). Cash and cash equivalents increased by £224 million for the year ended December 31, 2005 mainly as a result of strong operating performance, decreased capital expenditure, proceeds from disposal and sale and leaseback of fixed assets. Cash and cash equivalents decreased by £359 million for the year ended December 31, 2004 mainly as a result of the repayment of previous bank facilities, partially offset by the draw downs under new bank facilities, less fees paid on bank facilities during that year. As of December 31, 2004, we had cash and cash equivalents of £68 million (excluding £26 million that was restricted).

New Accounting Standards

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that those items be recognised as current-period charges. SFAS No.151 is effective for fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS 151 on January 1, 2006. We expect that adoption of SFAS 151 will have no impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123 (R)"), which modifies certain provisions of SFAS 123, and eliminates the availability of the intrinsic value method. We adopted SFAS No. 123 (R) on January 1, 2006 applying the modified prospective transition method of application. We expect that as a result of adoption of SFAS 123 (R) we will record a reversal of compensation expense of £1 million which had been recognised in earlier periods.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted the provisions of SFAS 153 on July 1, 2005. Adoption of SFAS 153 had no impact on our financial statements.

        In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections ("SFAS 154"), which applies to all changes in accounting principle and corrections of error. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We adopted SFAS 154 on January 1, 2006. We expect that adoption of SFAS 154 will have no impact on our financial statements.

Off-Balance Sheet Transactions

        As of December 31, 2005, we had no off-balance sheet transactions.

Use of Non-GAAP Financial Measures

Combined Companies

        The presentation of financial results for 2004 as "Combined" includes operations of our predecessor and the operations of the reorganized company. The predecessor company amounts are on a pre-fresh start basis so that, for example, interest expense is based on pre-restructured debt, and depreciation is based on the historic cost of assets, while the reorganized company interest expense is based on post-restructuring debt and depreciation is based on the fair value of assets at July 1, 2004. GAAP does not permit the combining of the results of predecessor and reorganized companies. Management believes presenting combined results in 2004 is the best way to assess the company's performance. No separate reconciliation of combined results is shown below. Rather in "Combined Companies" on pages 49 to 52 a reconciliation of income statements and cash flow statements to their GAAP equivalents is provided.

        The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for other measures of financial performance reported in accordance with GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying information provides a more complete understanding of factors and trends affecting our business. Management encourages investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure or measures.

Average monthly revenue per customer or "Customer ARPU (excluding impact of the £16 million VAT recovery)"

        For the year ended December 31, 2005, Customer ARPU (excluding impact of the £16 million VAT recovery) represents the consumer sales division's total annual revenue from residential customers, including installation revenues, but excluding the recovery of £16 million VAT, divided by the average number of residential customers in the year, divided by twelve.

        For the three month period ended June 30, 2005, Average monthly revenue per customer (excluding impact of the £16 million VAT recovery) represents the consumer sales division's total quarterly revenue from residential customers, including installation revenues, but excluding the recovery of £16 million VAT, divided by the average number of residential customers in the quarter, divided by three.

        Customer ARPU (excluding impact of the £16 million VAT recovery) and Average monthly revenue per customer (excluding impact of the £16 million VAT recovery are not financial measures recognized under GAAP. The most directly comparable GAAP financial measures are Customer ARPU and Average monthly revenue per customer. The significant limitation associated with the use of these measures, as compared to the most directly comparable GAAP measures, is that they do not consider £16 million of revenues received in respect of recovered VAT. Telewest believes these measures are helpful for understanding the trend in respect of residential revenues derived from customers during the year, or the three month period, and it provides useful supplemental information to investors. The VAT recovery is not expected to recur. Because non-GAAP financial measures are not standardized, it may not be possible to compare Customer ARPU (excluding impact of the £16 million VAT recovery) and Average monthly revenue per customer (excluding impact of the £16 million VAT recovery) with other companies' non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for Customer ARPU or Average monthly revenue per customer, or other measures of financial performance reported in accordance with GAAP.

Average monthly revenue per television subscriber or "CATV ARPU (excluding impact of the £16 million VAT recovery)"

        For the year ended December 31, 2005, CATV ARPU (excluding impact of the £16 million VAT recovery) represents the sum of the consumer sales division's total annual revenue from television subscribers, including installation revenues, but excluding the recovery of £16 million VAT, divided by the average number of television subscribers in the year, divided by twelve.

        For the three month period ended June 30, 2005, Consumer Television average monthly revenue per subscriber (excluding impact of the £16 million VAT recovery) represents the consumer sales division's total quarterly revenue from television subscribers, including installation revenues, but excluding the recovery of £16 million VAT, divided by the average number of television subscribers in the quarter, divided by three.

        CATV ARPU (excluding impact of the £16 million VAT recovery) and Consumer Television average monthly revenue per customer (excluding impact of the £16 million VAT recovery) are not financial measures recognized under GAAP. The most directly comparable GAAP financial measures are CATV ARPU and Consumer Television average monthly revenue per customer. The significant limitation associated with the use of these measures, as compared to the most directly comparable GAAP measures, is that they do not consider £16 million of revenues received in respect of recovered VAT. Telewest believes these measures are helpful for understanding the trend in respect of television revenues derived from subscribers during the year, or the three month period, and it provides useful supplemental information to investors. The VAT recovery is not expected to recur. Because non-GAAP financial measures are not standardized, it may not be possible to compare CATV ARPU (excluding impact of the £16 million VAT recovery) and Consumer Television average monthly revenue per customer (excluding impact of the £16 million VAT recovery) with other companies' non-GAAP financial measures that have the same or similar names. The presentation of this supplemental information is not meant to be considered in isolation or as a substitute for CATV ARPU or

Consumer Television average monthly revenue per customer, or other measures of financial performance reported in accordance with GAAP.

Year ended December 31, 2005
Reconciliation of Customer ARPU to Customer ARPU (excluding impact of the £16 million VAT recovery)
Consumer sales division revenue in the year	£1,009 million
Average number of residential customers in the year	1,835,316

Customer ARPU	£45.85

Consumer sales division revenue in the year	£1,009 million
VAT recovery	£(16) million

Consumer sales division revenue (excluding £16 million VAT recovery)	£993 million
Average number of residential customers in the year	1,835,316

Customer ARPU (excluding impact of the £16 million VAT recovery)	£45.14

Reconciliation of CATV ARPU to CATV ARPU (excluding impact of the £16 million VAT recovery)
Consumer television revenue in the year	£349 million
Average number of television subscribers in the year	1,335,473

CATV ARPU	£21.83

Consumer television revenue in the year	£349 million
VAT recovery	£(16) million

Consumer television revenue (excluding £16 million VAT recovery)	£333 million
Average number of television subscribers in the year	1,335,473

CATV ARPU (excluding impact of the £16 million VAT recovery)	£20.85

Three months ended June 30, 2005
Reconciliation of Customer ARPU to Customer ARPU (excluding impact of the £16 million VAT recovery)
Consumer sales division revenue in the period	£262 million
Average number of residential customers in the period	1,830,895

Customer ARPU	£47.72

Consumer sales division revenue in the period	£262 million
VAT recovery	£(16) million

Consumer sales division revenue (excluding £16 million VAT recovery)	£246 million
Average number of residential customers in the period	1,830,895

Customer ARPU (excluding impact of the £16 million VAT recovery)	£44.86

Reconciliation CATV ARPU to CATV ARPU (excluding impact of the £16 million VAT recovery)
Consumer television revenue in the period	£98 million
Average number of television subscribers in the period	1,326,317

CATV ARPU	£24.72

Consumer television revenue in the period	£98 million
VAT recovery	£(16) million

Consumer television revenue (excluding £16 million VAT recovery)	£82 million
Average number of television subscribers in the period	1,326,317

CATV ARPU (excluding impact of the £16 million VAT recovery)	£20.78

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risks to which we were exposed during the year ended December 31, 2005 were:

  •
  interest rate changes on variable-rate, long-term bank debt; and

  •
  foreign exchange rate changes, generating translation and transaction gains and losses on our US dollar and Euro-denominated bank facilities.

        Our exposure to foreign exchange rate changes was substantially reduced as a result of the cancellation of all of US-dollar denominated notes and debentures in July 2004 of our predecessor, Telewest Communications, although we will continue to be exposed to interest rate and foreign currency exchange rate changes under our bank facilities.

        From time to time we use derivative financial instruments solely to reduce our exposure to these market risks, and we do not enter into these instruments for trading or speculative purposes.

Qualitative and Quantitative Disclosure of Interest Rate Risk

        During the fourth quarter of 2004, TCN entered into the TCN Group bank facilities described briefly above, which are denominated in pounds sterling, Euros and US dollars and bear interest at variable rates. We seek to reduce our exposure to adverse interest rate fluctuations on borrowings under the bank facilities principally through interest rate swaps entered into by TCN. Our interest rate swaps provide for payments at a fixed rate of interest (ranging from 4.68% to 6.31%) and the receipt of payments based on a variable rate of interest. These swaps mature between October 15, 2007 and January 15, 2008. In addition to this, Flextech entered into an interest rate swap to mitigate the floating interest rate risk represented by the new Flextech Group bank facilities. The new interest rate swap has a declining notional amount and matures on June 30, 2009.

        The aggregate amount outstanding under the TCN Group and Flextech Group bank facilities at December 31, 2005 was £1,791 million (before excluding translation differences on cross currency swaps of £9 million) and the aggregate notional principal amount of the interest rate swaps was £1,060 million.

        The TCN interest rate swap contracts entered into in the fourth quarter of 2004 qualified for hedge accounting under SFAS 133, Accounting for Derivatives and Hedging Activities, ("SFAS 133") from March 1, 2005. Consequently any changes in their fair value have been accounted for through the Statement of Operations for January and February 2005, and through other comprehensive income when hedge accounting was effective from March 1, 2005. Two additional interest rate swaps executed in the second quarter of 2005 also qualified for hedge accounting under SFAS 133 from the date of their execution and changes in fair value have been accounted for through other comprehensive income when hedge accounting was effective.

        The signing of a merger agreement with NTL Incorporated on October 2, 2005 led us to discontinue accounting for the derivatives as hedges with effect from that date. As a result, changes in the fair value of our derivative instruments have been accounted for as a component of net income rather than other comprehensive income from that date.

        In December 2005 we re-assessed the likelihood of the forecasted debt interest payments occurring. It was concluded that it was probable that forecasted debt interest payments subsequent to March 1, 2006 would not occur due to the proposal that all of our debt be repaid should the proposed merger with NTL be executed. Accordingly the accumulated other comprehensive income balance of £7 million, which related to those forecasted payments was immediately reclassified into earnings.

        Based on our consolidated variable rate debt outstanding at December 31, 2005 after taking into account our derivative instruments, we estimate that a one-percentage point change in interest rates would have an impact of approximately £7 million on our annual interest expense.

Qualitative and Quantitative Disclosure of Foreign Currency Exchange Risk

        As a result of entering into the TCN Group bank facilities on December 30, 2004, we now have US$150 million and Euro100 million of indebtedness. Consequently, we are exposed to fluctuations in exchange rates both on the repayment of the principal, and also on servicing the debt during the lifetime of the debt. In order to mitigate the foreign exchange risk presented by this indebtedness we entered into cross currency swaps on December 30, 2004. The notional amounts on the cross currency swaps totalled US$150 million and Euro100 million, and the maturities match the maturities on the bank debt. The cross currency swaps are floating to floating, enabling us to pay floating rate pounds sterling interest rates when servicing the debt, and to buy US dollars and Euros for repaying the debt at a fixed rate and servicing the debt for the lifetime of the swaps.

        We use derivative financial instruments solely to mitigate specific risks and do not hold them for trading or speculative purposes.

Sensitivity Analysis

        The analysis below presents the sensitivity of the market value, or fair value, of our financial instruments to selected changes in market rates and prices. The sensitivities chosen represent our view of changes that are reasonably possible over a one-year period. The estimated fair value of the derivative instruments identified below are based on quotations received from independent, third-party financial institutions and represent the net amount receivable or payable to terminate the position, taking into consideration market rates as of the measuring date and counterparty credit risk.

        The hypothetical changes in the fair value of derivative instruments are estimated, based on the same methodology used by third-party financial institutions to calculate the fair value of the original instruments, keeping all variables constant except that the relevant interest rate on interest rate swaps and the foreign currency exchange rate on cross currency swaps have been adjusted to reflect the hypothetical change. Fair value estimates by their nature are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined precisely.

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

Interest Rate Risk—Sensitivity Analysis

        The sensitivity analysis below presents the hypothetical change in fair value based on an immediate one-percentage point (100 basis points) increase in interest rates across all maturities:

	December 31, 2005
	Fair value	Hypothetical Change in Fair value
	(£ million)
Interest rate swaps	(32)	23

Foreign Currency Exchange Rate Risk—Sensitivity Analysis

        The sensitivity analysis below presents the hypothetical change in fair value based on an immediate 10% decrease in the US dollar and Euro to pound sterling exchange rates:

	December 31, 2005
	Fair value	Hypothetical Change in Fair value
	(£ million)
US dollar-denominated long-term debt	(87)	(10)
Euro-denominated long-term debt	(69)	(8)
US dollar and Euro-denominated foreign exchange swaps	5	20

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements for the year ended December 31, 2005, the notes thereto and the report of the independent registered public accounting firm are on pages F-1 to F-59 of this Annual Report and are incorporated by reference.

Summary Selected Quarterly Results of Operations

        The following tables are a summary of selected quarterly results of operations for the years ended December 31, 2005 and 2004:

	Three months ended
Unaudited £ millions, except per share data	December 31, 2005	September 30, 2005	June 30, 2005(1)	March 31, 2005
	Reorganized Company
Revenue
Consumer Sales Division	252	249	262	246
Business Sales Division	63	64	63	61

Total Cable segment	315	313	325	307
Content segment	36	33	32	31
sit-up segment	84	58	24	—

Total revenue	435	404	381	338

Operating expenses
Cable segment expenses	73	71	70	69
Content segment expenses	29	19	17	20
sit-up segment expenses	61	44	17	—
Depreciation	98	99	101	101
Amortization of intangible assets	16	10	9	9
Selling, general and administrative expenses	129	128	119	115
Merger related fees	6	—	—	—

	412	371	333	314

Operating income	23	33	48	24
Other income/(expense)
Interest income	5	6	7	4
Interest expense	(43)	(38)	(41)	(29)
Foreign exchange losses, net	(2)	(1)	(3)	(4)
Share of net income of affiliates	3	4	7	6
Other, net	3	—	1	—

(Loss)/income before income taxes	(11)	4	19	1
Income tax (charge)/benefit	(3)	1	—	—

Net (loss)/income	(14)	5	19	1

Basic and diluted (loss)/earnings per share of common stock	£(0.06)	£0.02	£0.08	£0.00

Weighted average number of shares of common stock—(in millions)	246	245	245	245

(1)
sit-up segment consolidated from May 12, 2005.

	Three months ended
Unaudited £ millions, except per share data	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	Reorganized Company		Predecessor Company
Revenue
Consumer Sales Division	241	238	235	235
Business Sales Division	63	63	63	67

Total Cable segment	304	301	298	302
Content segment	32	27	28	26

Total revenue	336	328	326	328

Operating costs and expenses
Cable segment expenses	69	72	74	79
Content segment expenses	25	17	18	16
Depreciation	101	103	90	94
Amortization of intangible assets	9	9	—	—
Selling, general and administrative expenses	114	117	124	120

	318	318	306	309

Operating income	18	10	20	19
Other income/(expense)
Interest income	5	6	8	7
Interest expense (including amortization of debt discount)	(47)	(49)	(121)	(109)
Foreign exchange gains/(losses), net	3	—	(37)	77
Share of net income of affiliates	4	4	5	3
Other, net	—	—	—	(1)

Loss before income taxes	(17)	(29)	(125)	(4)
Income taxes charge	—	—	(1)	—

Net loss	(17)	(29)	(126)	(4)

Basic and diluted loss per share of common stock(1)	£(0.07)	£(0.12)
Weighted average number of shares of common stock—(in millions)	245	245

(1)
Comparable earnings per share information for the Predecessor Company has not been presented since such earnings per share information would not be meaningful as a result of the financial restructuring of the Predecessor Company during 2004.

Selected Quarterly Operating Data—unaudited

        The following table sets out certain operating data for the three-month periods shown. The information represents combined operating statistics for all of our franchises.

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
	Reorganized Company
Customer Data
Homes passed and marketed(1)	4,700,780	4,698,067	4,698,510	4,694,480	4,686,794
Total customer relationships(2)	1,868,231	1,848,096	1,837,191	1,822,530	1,799,556
Customer penetration	39.7%	39.3%	39.1%	38.8%	38.4%
Customer additions	86,130	89,469	79,365	78,695	89,452
Customer disconnections	(65,995)	(78,564)	(64,704)	(55,721)	(59,159)
Net customer additions	20,135	10,905	14,661	22,974	30,293
Revenue Generating Units ("RGUs")(3)	4,059,576	3,955,205	3,873,792	3,784,835	3,671,402
RGUs per customer	2.17	2.14	2.11	2.08	2.04
Net RGU additions	104,371	81,413	88,957	113,433	132,217
Average monthly revenue per customer(4)	£45.17	£45.17	£44.86	£45.34	£45.13
Average monthly churn(5)	1.2%	1.4%	1.2%	1.0%	1.1%

Bundled customers
Customers subscribing to two or more services	1,492,744	1,459,848	1,434,161	1,409,998	1,379,057
Customers subscribing to three services ("triple play")	698,601	647,261	602,430	552,307	492,789
Percentage of dual or triple play customers	79.9%	79.0%	78.1%	77.4%	76.6%
Percentage of triple play customers	37.4%	35.0%	32.8%	30.3%	27.4%

Consumer Television
Television ready homes passed and marketed	4,700,780	4,698,067	4,698,510	4,694,480	4,686,794
Total subscribers	1,367,646	1,348,572	1,331,742	1,320,487	1,312,825
Quarterly net additions	19,074	16,830	11,255	7,662	15,521
Television penetration	29.1%	28.7%	28.3%	28.1%	28.0%
Digital ready homes passed and marketed	4,525,241	4,503,909	4,501,169	4,451,420	4,420,388
Digital subscribers	1,270,785	1,228,164	1,189,521	1,149,641	1,122,301
Quarterly net digital additions	42,621	38,643	39,880	27,340	43,678
Penetration of digital subscribers to total subscribers	92.9%	91.1%	89.3%	87.1%	85.5%
Average monthly churn(5)	1.6%	1.8%	1.5%	1.4%	1.5%
Average monthly revenue per subscriber(4)	£20.64	£20.89	£20.78	£21.12	£20.88

Consumer Telephony
Telephony ready homes passed and marketed	4,698,435	4,696,439	4,694,030	4,691,704	4,683,153
"Talk Weekends" (and previously "3-2-1") telephony subscribers	1,018,458	1,027,271	1,045,139	1,053,226	1,080,893
"Talk Unlimited" and "Talk Evenings and Weekends" telephony subscribers	668,461	659,176	644,073	624,417	579,448
Total subscribers	1,686,919	1,686,447	1,689,212	1,677,643	1,660,341
Quarterly net additions/(disconnects)	472	(2,765)	11,569	17,302	25,682
Telephony penetration	35.9%	35.9%	36.0%	35.8%	35.5%
Average monthly churn(5)	1.2%	1.4%	1.2%	1.0%	1.1%
Average monthly revenue per subscriber(4)	£22.25	£22.35	£22.42	£23.00	£23.18

Consumer Internet
Broadband ready homes passed and marketed	4,525,241	4,503,909	4,501,169	4,451,420	4,420,388
Total metered dial-up internet subscribers	19,561	23,645	25,048	29,376	33,417
Total unmetered dial-up internet subscribers	38,354	49,542	65,516	85,909	107,220
Total broadband internet subscribers	1,005,011	920,186	852,838	786,705	698,236
Quarterly net broadband internet additions	84,825	67,348	66,133	88,469	91,014
Broadband internet penetration	22.2%	20.4%	18.9%	17.7%	15.8%
Average monthly broadband internet churn(5)	1.2%	1.5%	1.3%	1.0%	1.0%
Average monthly revenue per broadband internet subscriber(4)	£18.48	£19.03	£19.39	£19.89	£20.23

Notes:

(1)
The number of homes within our service area that can potentially be served by our network with minimal connection costs. Information concerning the number of homes "passed and marketed" is based on physical counts made by us during network construction or marketing phases as at the quarter end for each period presented.

(2)
The number of customers who receive at least one of our television, telephony or broadband internet services as at the quarter end for each period presented.

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

(4)
Average monthly revenue per customer (often referred to as "Customer ARPU" or "Average Revenue per User") represents the consumer sales division's total quarterly revenue of residential customers, including installation revenues (but excluding the recovery of £16 million VAT in the quarter ended June 30, 2005), divided by the average number of residential customers in the quarter, divided by three. The same methodology is used for television, telephony and broadband internet average monthly revenue per subscriber ("Subscriber ARPU").

(5)
Average monthly churn represents the total number of customers who disconnected during the quarter divided by the average number of customers in the quarter, divided by three. Subscribers who move premises within our addressable areas (known as "Moves and Transfers") and retain our services are excluded from the total number of customers who disconnected.

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

Year Ended December 31,	Period End	Average(1)	High	Low
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.65	1.78	1.55
2004	1.92	1.84	1.95	1.75
2005	1.72	1.81	1.93	1.71
2006 (through February 23, 2006)	1.75	1.77	1.79	1.74

(1)
The average rate is the average of the noon buying rates on the last day of each month for which such rates were reported during the relevant period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Disclosure Controls and Procedures. Our Acting Chief Executive Officer and Chief Financial Officer have, with the participation of management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, such disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the US Securities and Exchange Commission ("SEC").

  (b)
  Management's Annual Assessment on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

    Under the supervision, and with the participation, of management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by KPMG Audit plc, an independent registered public accounting firm as stated in their report below.

                Report of Independent Registered Public Accounting Firm

    The Board of Directors and Stockholders

    Telewest Global, Inc.:

    We have audited management's assessment, included in the accompanying Management's Annual Assessment on Internal Control Over Financial Reporting, that Telewest Global, Inc. (the "Reorganized Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Reorganized Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Reorganized Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that the Reorganized Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Reorganized Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Reorganized Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity/(deficit) and other comprehensive income/(loss), and cash flows for the years ended December 31, 2005 and 2004. We have also audited the consolidated statements of operations, stockholder' equity/(deficit) and other comprehensive income/(loss), and cash flows of Telewest Communications plc and subsidiaries (the "Predecessor Company") for July 1, 2004, the six months ended June 30, 2004 and the year ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of the Stand-alone Basis Condensed Financial Information of Telewest Global, Inc. Our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

    (signed) KPMG Audit Plc

    London, United Kingdom
    February 27, 2006

  (c)
  Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our amended and restated certificate of incorporation provides that our directors are divided into three classes, each of which serves a staggered three-year term.

Class I Directors

Barry R. Elson (64)

        Mr. Elson became Chairman and a director of Telewest on November 26, 2003. Mr. Elson resigned as Chairman, although not as a director, and was appointed Acting Chief Executive Officer of Telewest Communications on March 2, 2004, effective as of February 18, 2004 and has continued to serve as Acting Chief Executive Officer of Telewest following completion of the Telewest Communications financial restructuring on July 15, 2004. Mr. Elson has been a senior executive in the broadband-telephony-video industry for 18 years, almost 14 of those with Cox Communications in Atlanta where he rose through a series of senior line operating positions to be Executive Vice President of Operations with a company-wide $1.4 billion profit and loss responsibility. From 1997 to 2000, he was President of Conectiv Enterprises and corporate Executive Vice President of Conectiv, a diversifying $4.2 billion energy company in the middle Atlantic states. Most recently, he was Chief Operating Officer of Urban Media, a Silicon Valley venture capital backed building centric CLEC start-up with nationwide operations, and President of Pilot Associates, a management consulting/coaching firm specializing in the broadband-telephony-video industry for Wall Street clients. Mr. Elson was also appointed a director of Bally Total Fitness Inc. in January 2006.

Michael J. McGuiness (41)

        Mr. McGuiness became a director of Telewest on November 26, 2003. Mr. McGuiness is a Portfolio Manager for W. R. Huff Asset Management Co., LLC, an investment adviser and private equity boutique, and a large independent manager in the High Yield market. Mr. McGuiness has worked for W.R. Huff Asset Management since June 1994. Mr. McGuiness serves on the Board of Directors and is a member of the Finance Committee of Sirius Satellite Radio, Inc. Mr. McGuiness is a Chartered Financial Analyst.

Class II Directors

Marnie S. Gordon (40)

        Ms. Gordon became a director of Telewest on November 26, 2003. Ms. Gordon has been a director of Thermadyne Holdings Corporation, a manufacturer of cutting and welding products, since June 2003 and the chair of its Audit Committee since October 2003. From April 1998 through January 2001, Ms. Gordon was a director at Angelo, Gordon & Co., an investment management firm specializing in non-traditional assets. Ms. Gordon is a Chartered Financial Analyst.

Michael Grabiner (55)

        Mr. Grabiner became a director of Telewest on September 8, 2004. Mr. Grabiner joined Apax Partners Ltd in February 2002 and was appointed a Director of Apax Partners Ltd in February 2004. From 1996 to 2001, he served as Chief Executive Officer of Energis plc, a leading telecommunications company in the UK. He served in various positions at BT plc between 1973 and 1996, among others as Director of BT Europe, Director of Global Customer Service and Director of Quality and Organization. He currently holds additional directorships in several privately held companies.

Steven R. Skinner (63)

        Mr. Skinner became a director of Telewest on November 26, 2003. From March 1997 through June 2003, Mr. Skinner served as President and Chief Operating Officer and a director of Triton PCS, one of the leading wireless service carriers in the Southeast of the United States. Mr. Skinner was also the co-founder of Triton PCS and prior to January 1997, until the company was sold in 2000, was the co-founder and vice chairman of the advisory board of Triton Cellular Partners LP, a company that specialized in acquiring and managing rural cellular companies. Mr. Skinner was also a director of Lightship Telecom, an integrated communications provider serving New England until the company was sold in 2005.

Class III Directors

Anthony (Cob) W.P. Stenham (74)

        Mr. Stenham became Chairman of Telewest on March 2, 2004 effective as of February 19, 2004 and in his capacity as Chairman serves as an executive officer of Telewest. Mr. Stenham served as non-executive Chairman of Telewest Communications since December 1999 and served as a non-executive director and deputy Chairman from November 1994 until December 1999. From 1992 to 2003 he was a non-executive director of Standard Chartered plc and from 1990 to 1997 he was Chairman of Arjo Wiggins Appleton plc and a managing director of Bankers Trust Company from 1986 to 1990. Mr. Stenham also currently serves as non-executive Chairman of Ashtead Group plc, IFonline Group plc and Whatsonwhen Limited.

William J. Connors (35)

        Mr. Connors became a director of Telewest on November 26, 2003. Mr. Connors is a Portfolio Manager for W.R. Huff Asset Management Co., LLC and Chief Investment Officer of WRH Global Securities, LP. He has worked with W.R. Huff Asset Management since 1992. Mr. Connors serves on the Board of Directors of Impsat Fiber Networks Inc. He is a Chartered Financial Analyst.

John H. Duerden (65)

        Mr. Duerden became a director of Telewest on November 26, 2003. Mr. Duerden is Chairman and CEO of Chrysallis Group LLC, a recently formed consultancy specializing in brand renewal and private investment. Mr. Duerden served as President, Invensys Controls, a division of Invensys plc (a global automation, controls and process solutions group) from November 2004 through March 2006. Previously, Mr. Duerden served as the Chief Operating Officer, Development Division of Invensys plc from September 2002 to November 2004. From May 2001 through September 2002, Mr. Duerden was Chief Executive Officer of Xerox Engineering Systems, Inc., a wholly owned subsidiary of Xerox Corporation. In August 2000, Mr. Duerden accepted the positions of Chief Executive Officer and Managing Director of Lernout & Hauspie Speech Products, a financially troubled speech and language solutions company. Mr. Deurden served in these positions until January 2001, a period during which he supervised Lernout & Hauspie's voluntary filing of a Chapter 11 bankruptcy petition. From August 1995 through May 2000, Mr. Duerden was Chairman, Chief Executive Officer and President of Dictaphone Corporation, a company that provides medical dictation systems, communications recording and quality monitoring systems. From June 1990 through April 1995, Mr. Duerden was President and Chief Operations Officer of Reebok International, the athletic footwear and apparel company.

Impact of Merger on Board Membership

        In connection with our proposed merger with NTL, we have agreed to deliver to NTL on the closing date of the merger, resignations of each member of our board of directors effective as of the effective time of the merger, other than Mr. Stenham, who will serve as Deputy Chairman of our board of directors, and one additional member of our board of directors selected by NTL with the approval of our board of directors (not to be unreasonably withheld or delayed). Mr. Stenham's continued service as a member of our board of directors is conditioned upon his agreeing with NTL, prior to the effective time of the merger, on terms mutually satisfactory to him and NTL, the terms of his service as Deputy Chairman, which NTL has agreed to negotiate in good faith. Immediately following such resignations but prior to the effective time of the merger, we have agreed to appoint each member of NTL's board of directors to our board, effective immediately after the effective time of the merger. NTL has the right to designate the classes in which each newly appointed director will serve. Information regarding the directors who will be appointed in connection with the merger will be set forth in the Proxy Statement for the 2006 Annual Meeting of Stockholders for the combined company, which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Executive Officers Who Are Not Directors

        A description of our executive officers who are not directors, including present business experience and business experience during the past five years, follows. For certain biographical information concerning Mr. Elson please see "Class I Directors" and for certain biographical information regarding Mr. Stenham see "Class III Directors."

Stephen S. Cook (45)

        Mr. Cook was appointed Vice President, Group Strategy Director and General Counsel of Telewest on November 26, 2003. Mr. Cook served as a director of Telewest Communications and as Group Strategy Director of Telewest Communications since April 2000 following the completion of the merger with Flextech. Mr. Cook also served as General Counsel of Telewest Communications since August 2000. From October 1998 to April 2000, Mr. Cook served as General Counsel, Company Secretary and as an executive director of Flextech. Between April 1995 and October 1998, Mr. Cook was a partner with Wiggin and Co., Flextech's principal legal advisers, and a non-executive director of SMG plc from March 2000 until November 2002. Mr. Cook was a partner at the law firm of McGrigor Donald from May 1993 until April 1995.

Neil R. Smith (41)

        Mr. Smith was appointed Vice President and Chief Financial Officer of Telewest on November 26, 2003. Mr. Smith served as Group Finance Director of Telewest Communications since September 1, 2003. Prior to that, Mr. Smith served as Deputy Group Finance Director of Telewest Communications from September 2002 to September 2003. Mr. Smith had previously served as Finance Director, Consumer Sales Division of Telewest Communications from August 2000 to September 2002, having joined Telewest Communications as Group Financial Controller in July 2000. Prior to that, Mr. Smith was Deputy Finance Director at Somerfield plc, a UK based food retailer, where Mr. Smith worked in many corporate finance roles since 1994.

Eric J. Tveter (47)

        Mr. Tveter was appointed President and Chief Operating Officer of Telewest in July 2004 and served as President and Chief Operating Officer of Telewest Communications from June 2004 through the completion of the financial restructuring. Prior to that, Mr. Tveter was Chief Operating Officer of MasTec, Inc., a telecommunications infrastructure solutions provider, from July 2002 to March 2004. Prior to joining MasTec, Inc., Mr. Tveter was an executive with Comcast Corporation, Time Warner Communications, Cablevision Systems Corporation's Lightpath business unit, and Metromedia International Group, Inc. where he held various key roles in the industries served by MasTec, Inc.

Malcolm Wall (49)

        Mr. Wall was appointed Chief Executive Officer of Telewest's Content Division on January 31, 2006. Mr. Wall served as the Chief Operating Officer of United Business Media plc from 2001 to 2005. Prior to that, he was Chief Executive Officer of United Broadcasting and Entertainment Ltd. from 1996 to 2000.

Executive Officers After the Merger

        In connection with the merger, at the direction of NTL pursuant to the merger agreement, we will enter into employment arrangements with individuals who will serve as executive officers of the combined company following the merger. Of the individuals listed above, Mr. Smith and Mr. Wall are expected to serve as executive officers of the combined company. Information regarding the executive officers who will be appointed in connection with the merger will be set forth in the Proxy Statement for the 2006 Annual Meeting of Stockholders for the combined company, which will be filed no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Audit Committee

        The Audit Committee operates under a charter adopted by our board of directors. The Audit Committee oversees our accounting and financial reporting processes and audits of our financial statements and assists the board of directors to oversee:

  •
  the integrity of our financial statements and the appropriateness of our accounting policies and procedures;

  •
  the external auditor's qualifications and independence;

  •
  the performance of our internal audit function and external auditor; and

  •
  the sufficiency of the external auditor's review of our financial statements.

        The current members of our Audit Committee are Marnie S. Gordon (Chair), Michael Grabiner and John Duerden, who are independent in accordance with the requirements of section 10A(m) (3) (B) of the Securities Exchange Act of 1934, as amended, and the rules promulgated by the Securities and Exchange Commission ("SEC") thereunder, and as required by the audit committee charter and the listing standards of the National Association of Securities Dealers, Inc.

        Ms Gordon is a financial expert as defined in the rules promulgated by the SEC and the Nasdaq National Market, Inc.

        The Audit Committee held 10 meetings during the fiscal year ended December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC, and with the exchange on which our common stock trades, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by the SEC's regulations to furnish us with a copy of all Section 16(a) forms and reports they file.

        To our knowledge, based solely on a review of such reports furnished to us and written representations that no other reports were required during fiscal year ended December 31, 2005, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them except matters exempted from disclosure under this item by reason of the transition relief granted by the SEC.

Code of Ethics

        We have adopted a code of ethics for all employees including our principal executive officers, principal financial officers, principal accounting officers, or controllers or persons performing similar functions.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

        The following table discloses compensation received by our Acting Chief Executive Officer and our four other most highly paid executive officers who were serving as executive officers as of December 31, 2005. We refer to these executives collectively as named executive officers. Compensation paid prior to July 15, 2004 reflects amounts paid by our predecessor, Telewest Communications.

					Long-term compensation
	Annual compensation
					Restricted share awards (£)(4)	Securities underlying options/ SARs (#)
Name and principal position	Year	Salary (£)	Bonus (£)	Other annual compensation (£)(3)			All other compensation (£)(5)
Anthony (Cob) W.P. Stenham	2005	455,622	345,938	72,598	74,829	—	—
(Chairman of the Board)	2004	412,188	243,000	38,284	134,563	1,592,500	—
	2003	175,000	—	18,157	—	—	—
Barry R. Elson(1)	2005	386,740	213,888	166,443	—	245,000	386,740
(Acting Chief Executive	2004	172,925	108,696	28,358	1,830,842	980,000	—
Officer)	2003	—	—	—	—	—	—
Stephen S. Cook	2005	381,096	209,715	88,521	63,366	—	—
(Vice President, Group	2004	375,550	205,794	87,816	89,711	210,192	—
Strategy Director and	2003	370,000	133,200	89,818	—	—	—
General Counsel)
Neil R. Smith	2005	318,936	242,156	57,388	43,639	—	20,940
(Vice President and Chief	2004	256,250	141,750	46,446	89,711	288,236	20,250
Financial Officer)	2003	210,417	191,000	64,110	—	—	19,710
Eric J. Tveter(2)	2005	283,149	160,417	321,206	88,831	—	12,564
(President and Chief	2004	123,518	146,739	101,120	—	600,000	5,564
Operating Officer)

(1)
Barry R. Elson was appointed Acting Chief Executive Officer of Telewest Communications on February 18, 2004 and Acting Chief Executive Officer of Telewest on March 2, 2004 with effect from February 18, 2004. Mr. Elson resigned as Chairman of the board of Telewest on March 2, 2004 but not as a director of that board. Mr. Elson received £47,554 in respect of 2003 and £203,125 in respect of 2004 in consulting fees for services rendered to Telewest Communications. Mr. Elson's compensation has been converted from US dollars using an average exchange rate of £1: $1.81 for 2005 and $1.84 for 2004. In accordance with the merger agreement between the Company and NTL, Mr. Elson will deliver to the Company his resignation effective as of the effective time of the merger. In connection with his departure, the Company, in December 2005, paid Mr. Elson $900,000 (£497,238). This amount consists of a portion of Mr. Elson's bonus for the Company's 2005 fiscal year and a portion of the severance pay to which Mr. Elson will be entitled pursuant to his employment agreement dated as of July 19, 2004, as amended.

(2)
Mr. Tveter's compensation has been converted from US dollars using an average exchange rate of £1: $1.81 for 2005 and $1.84 for 2004.

(3)
The amounts of personal benefits for 2005 that represent more than 25% of Other Annual Compensation include (i) the provision of a chauffeur in the amount of £49,164 for Mr. Stenham, (ii) a cash pension allowance in the amount of £58,230 and a housing allowance in the amount of £48,259 for Mr. Elson, (iii) a cash pension allowance in the sum of £77,512 for Mr. Cook, (iv) a cash pension supplement in the amount of £40,053 for Mr. Smith, and (v) a housing allowance in the amount of £102,079 and relocation fees in the amount of £82,611 for Mr. Tveter.

The amounts of personal benefits for 2004 that represent more than 25% of Other Annual Compensation include (i) a car benefit in the amount of £17,209 and the provision of a chauffeur in the amount of £15,479 for Mr. Stenham, (ii) a cash pension allowance in the amount of £28,230 for Mr. Elson, (iii) a cash pension allowance in the sum of £75,756 for Mr. Cook, (iv) a cash pension supplement in the amount of £31,000 and a car allowance in the amount of £12,800 for Mr. Smith, and (v) a housing allowance in the amount of £60,660 for Mr. Tveter.

The amounts of personal benefits for 2003 that represent more than 25% of Other Annual Compensation include (i) a cash pension allowance in the amount of £74,000 for Mr. Cook and (ii) a relocation allowance in the amount of £19,531 and a cash pension supplement in the amount of £22,373 for Mr. Smith.

(4)
The number of and value of aggregate restricted stock holdings at the end of the last fiscal year (net of any consideration paid by the named executive officer), calculated based on the $23.82 per share stock price as of December 31, 2005, are: (i) Mr. Stenham, 5,686 shares $135,441 (£74,829), (ii) Mr. Cook, 4,815 shares $114,693 (£63,366), (iii) Mr. Smith, 3,316 shares $78,987 (£43,639), and (iv) Mr. Tveter, 6,750 shares $160,785 (£88,831). These shares are time-based restricted stock which vest on January 20, 2007. Messrs. Stenham, Cook, Smith and Tveter are entitled to receive dividends in respect of these shares of restricted stock but any such dividends may not be paid until the shares of restricted stock on which the dividends are payable have vested. Pursuant to the terms of the merger agreement, each share of restricted stock outstanding at the effective time will automatically be converted into the right to receive the transaction consideration.

(5)
All Other Compensation reflects contributions by Telewest up to the pensions earnings cap to Telewest's contributory pension scheme for Mr. Tveter and Mr. Smith, and payment in December 2005 of a portion of the severance pay to which Mr. Elson will be entitled pursuant to his employment agreement dated as of July 19, 2004, as amended, upon his resignation at the effective time of the merger.

Option/SAR Grants in the Last Fiscal Year

        The following table represents grants of stock appreciation rights made to named executive officers of the company during the year ended December 31, 2005:

Individual grants
Market price on date of the grant (if greater than exercise or base price) ($/Sh)
	Number of securities underlying options/SARs granted (#)(1)	Percent of total options/ SARs granted to employees in fiscal year				Potential realizable value at assumed annual rates of stock price appreciation for option term
Name			Exercise or base price ($/Sh)		Expiration date
						0% ($)	5% ($)	10% ($)
Anthony (Cob) W.P. Stenham	—	—	—	—	—	—	—	—
Barry R. Elson(2)	245,000	32.08%	$0.00	$17.68	July 19, 2008	4,331,600	5,089,241	5,937,531
Stephen S. Cook	—	—	—	—	—	—	—	—
Neil R. Smith	—	—	—	—	—	—	—	—
Eric J. Tveter	—	—	—	—	—	—	—	—

        These Stock Appreciation Rights (SARs) are rights granted to Mr. Elson to receive cash equal to the appreciation in the value of the company's stock for a predetermined number of shares at the end of a specific period. The SARs vest quarterly in arrears over a 3-year period which commenced on July 1, 2004. In consideration of the grant of these SARs, an award of 245,000 restricted stock granted to Mr. Elson on July 16, 2004 was cancelled.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table provides information concerning the exercises of options to purchase our common stock during the year ended December 31, 2005 by the named executive officers and the value of unexercised options to purchase our common stock and stock appreciation rights held by each of the named executive officers as of December 31, 2005, calculated based on the $23.82 per share stock price as of December 31, 2005.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year- End (#)
					Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End ($)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)
			Exercisable	Unexercisable(1)	Exercisable	Unexercisable(1)
Anthony (Cob) W.P. Stenham	—	—	318,500	1,274,000	4,229,435	16,917,740
Barry R. Elson	—	—	530,833	694,167	6,770,567	8,982,933
Stephen S. Cook	—	—	42,038	168,154	507,592	2,030,415
Neil R. Smith	—	—	57,650	230,606	731,325	2,925,387
Eric J. Tveter	50,000	1,120,000	180,000	370,000	1,821,600	4,428,900

(1)
The proposed merger would be an "acceleration event" under the plan. For a description of the plan see "Compensation and Employee Benefit Plans—Telewest 2004 Stock Incentive Plan" below.

Long-Term Incentive Plans—Awards in Last Fiscal Year(1)

Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout(2)	Estimated Future Payouts Under Non-Stock Price-Based Plans(3) Threshold (£)
Anthony (Cob) W.P. Stenham	1	December 31, 2007	302,273
Barry R. Elson	1	December 31, 2007	302,273
Stephen S. Cook	1	December 31, 2007	302,273
Neil R. Smith	1	December 31, 2007	302,273
Eric J. Tveter	1	December 31, 2007	302,273

(1)
For a description of Telewest's Long-Term Incentive Plan, see "Telewest Long-Term Incentive Plan" below.

(2)
The proposed merger with NTL would be an "acceleration event" under the plan. For a description of the plan see "Compensation and Employee Benefit Plans—Telewest Long-Term Incentive Plan" below.

(3)
The estimated future payouts under non-stock price-based plans have been calculated on the assumption that the plans meet their performance targets. As at December 31, 2005 the plans are not expected to meet their performance targets, which would cause estimated future payouts to be zero.

Compensation and Employee Benefit Plans

Telewest 2004 Stock Incentive Plan

        The Telewest 2004 Stock Incentive Plan, or the Plan, was adopted by our board of directors on June 2, 2004 and approved by Telewest Communications, our then sole stockholder, on July 5, 2004. The Plan is intended to encourage stock ownership by employees, directors and independent contractors of Telewest and its divisions and subsidiary and parent corporations and other affiliates, so that they may acquire or increase their proprietary interest in Telewest, and to encourage such employees, directors and independent contractors to remain in the employ or service of Telewest or its affiliates and to put forth maximum efforts for the success of the business.

        The Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock, Restricted Stock Units and Share Awards (each as defined in the Plan). Incentive Stock Option grants are intended to qualify under Section 422 of the Internal Revenue Code. The aggregate number of shares of our common stock that may be subject to option grants or awards under the Plan is 24,500,000, subject to adjustment upon the occurrence of certain enumerated corporate transactions. An individual may not be granted options to purchase or be awarded more than 4,000,000 shares of our common stock in any one fiscal year. The Plan is designed so that option grants are able to comply with the requirements for "performance-based" compensation under Section 162(m) of the Internal Revenue Code and the conditions for exemption from the short-swing profit recovery rules of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

        The Compensation Committee of our board of directors, or any other committee appointed by our board of directors, administers the Plan and generally has the right to grant options or make awards to eligible individuals, to determine the terms and conditions of all grants and awards, include vesting schedules and exercise price (where appropriate), and to amend, suspend or terminate the Plan at any time. Each grant or award made pursuant to the Plan will be evidenced by an award agreement, which will state the terms and conditions of the grant or award as determined by the Compensation Committee.

        Persons eligible to receive grants or awards under the Plan include employees, directors and independent contractors of Telewest and its divisions and subsidiary and parent corporations and other affiliates. The term of an Incentive Stock Option under the Plan may not exceed 10 years from the date of the grant and the term of a Non-Qualified Stock Option may not exceed 11 years from the date of the grant.

        Unless otherwise set forth in an employee's, director's or independent contractor's respective award agreement, under the Plan all outstanding options or Restricted Stock or Restricted Stock Units become immediately exercisable, lose all restriction or become fully vested upon the occurrence of an "acceleration event." An acceleration event generally means:

  •
  the acquisition of 30% or more of our voting capital stock, excluding stock purchases directly from us;

  •
  the replacement of a majority of our board of directors or their approved successors;

  •
  the consummation of a merger or consolidation of us or one of our subsidiaries with another entity, other than

  •
  a transaction in which our stockholders continue to hold 50% or more of the voting power of the successor; or

  •
  various recapitalizations;

  •
  the consummation of a sale of all or most of our assets, other than a sale to an entity of which more than 50% of its voting power is held by shareholders of Telewest; or

  •
  stockholder approval of our liquidation or dissolution.

        Under the terms of the Plan, in the event of a transaction affecting our capitalization, the Compensation Committee of our board of directors shall proportionately adjust the aggregate number of shares available for options and awards, the aggregate number of options and awards that may be granted to any person in any calendar year, the number of such shares covered by outstanding options and awards, and the exercise price of outstanding options to reflect any increase or decrease in the number of issued shares so as to, in the Compensation Committee's judgment and sole discretion, prevent the diminution or enlargement of the benefits intended by the Plan.

        In general, the vesting of equity awards granted to our employees will not accelerate upon the occurrence of an acceleration event so long as, in connection with the acceleration event, the grantee receives an offer of continued employment with substantially similar compensation and employee benefits. In addition, with respect to key individuals, including Mr. Stenham, Mr. Elson, Mr. Cook, Mr. Smith and Mr. Tveter, 50% of the unvested portion of such person's equity award will vest upon the occurrence of an acceleration event, and the remaining 50% will vest if such person is not offered continued employment with substantially similar compensation and employee benefits.

        If consummated as contemplated in the merger agreement, our merger with NTL would constitute an "acceleration event" for purposes of the Plan. In addition, in accordance with the terms of the merger agreement, at the effective time of the merger, each share of our restricted stock granted under the Plan outstanding at the effective time will be automatically converted into the right to receive the transaction consideration on the same terms applicable to all shares of our common stock.

Telewest Long-Term Incentive Plan

        We maintain a Long-Term Incentive Plan, or LTIP, which the Compensation Committee adopted in April 2005 and then amended and restated in October 2005. The LTIP provides for the creation of a bonus pool if Telewest meet certain performance objectives with respect to the 3-year period ending December 31, 2007. The performance objectives under the LTIP are set in relation to simple cash flow (defined as EBITDA less capital expenditures) during the measurement period. Participants who are employed on the payment date will be eligible to receive an equal share of bonus pool created (pro rata for individuals selected to participate after February 3, 2005). However, if the employment of a participant terminates for any reason prior to the payment date, he or she will not receive a bonus payment and his or her share of the bonus pool will be forfeited to the company. Currently, 22 key management employees participate in the LTIP, including the named executive officers. Bonus payments will be made, at the discretion of the Compensation Committee, in cash and/or in shares of common stock. A maximum of 1,000,000 shares of common stock may be issued in aggregate pursuant to the LTIP.

        The LTIP is administered by the Compensation Committee. In addition to the other administrative authority that the Compensation Committee has under the LTIP, the Compensation Committee also has the sole and absolute discretion to determine the amount of any payments to be made in connection with an "acceleration event" (which term has the same definition under the LTIP as under the 2004 Stock Incentive Plan) and how the LTIP is to be administered in connection with an acceleration event. If consummated as contemplated in the merger agreement, our merger with NTL will constitute an acceleration event for purposes of the LTIP.

Telewest 2005 Bonus Scheme

        All employees who were not covered by a local or commission based scheme were eligible to participate in the Telewest 2005 Bonus Scheme. The scheme offers employees an opportunity to receive a bonus equal to a percentage of their base salary. The percentages are expected to be 55% for senior executives and range from 0% to 44% for all other employees. Bonus payments were based on achieving certain set performance targets for the year ended December 31, 2005 and will be paid in March 2006 except for a portion of Mr. Elson's bonus which was paid in December 2005. Bonus payments will be paid in cash. Bonus entitlements for Anthony (Cob) W.P. Stenham, Barry R. Elson, Stephen S. Cook, Neil R. Smith and Eric J. Tveter under the Telewest 2005 Bonus Scheme are reflected in the Summary Compensation table.

Telewest 2006 Bonus Scheme

        It is expected that the terms and conditions for a bonus scheme for 2006 will be considered once the proposed merger with NTL is completed.

Compensation of Directors

        Non-employee directors receive an annual fee of $60,000, plus $500 per board or committee meeting held by telephone and $1,000 per board or committee meeting held in person.

        In addition to the fees paid to them as directors, committee chairmen, other than chairman of the Audit Committee, receive an annual fee of $12,500 and each other committee member receives an annual fee of $6,500. The chairman of the Audit Committee receives an annual fee of $30,000.

        We reimburse our directors for out-of-pocket expenses incurred in connection with meetings of our board of directors and committees of the board of directors. Our directors who are our employees do not receive additional compensation for their service as a member of our board of directors.

        In addition, we granted each non-employee director an initial grant of options to purchase 229,688 shares of our common stock. These options vested upon the first meeting of stockholders occurring after the date of grant and have an exercise price of $13.70 per share (subject to adjustment in certain circumstances).

Employment Agreements and Severance Arrangements

        Anthony (Cob) W.P. Stenham.    Telewest entered into an agreement with Mr. Stenham relating to his role as chairman of our board on July 19, 2004. Pursuant to that agreement, Mr. Stenham is entitled to:

  •
  a payment in the amount such that when added to the fee earned in respect of the period of service on the board of directors from February 18, 2004 through the completion of the financial restructuring, he would have been paid at an annual rate of £450,000 in respect of such period;

  •
  an initial base compensation of £450,000 per annum;

  •
  a bonus opportunity equivalent to that available to other members of the senior leadership team;

  •
  substantially the same medical benefits as provided to other members of the senior leadership team;

  •
  1,225,000 options vesting in arrears, subject to ratable acceleration upon the satisfaction of performance goals measured annually over a five-year period, at an exercise price of $13.70 per share (subject to adjustment in certain circumstances); and

  •
  367,500 options vesting in arrears, subject to ratable acceleration upon the satisfaction of performance goals measured annually over a five-year period, at an exercise price of $0.01 per share.

        Mr. Stenham's current base salary is £461,250 per annum. Under the terms of the agreement, Mr. Stenham's engagement may be terminated immediately at any time, provided that Mr. Stenham is entitled to a severance payment of £450,000 if such termination is without cause.

        It is anticipated that Mr. Stenham will agree on terms for service as Deputy Chairman of the combined company prior to the consummation of the merger.

        Barry R. Elson.    Telewest Communications entered into a letter agreement with Barry R. Elson, dated February 13, 2004. Pursuant to the letter agreement with Telewest Communications, Mr. Elson agreed to act as Acting Chief Executive Officer of Telewest Communications through the effective date of Telewest Communications' financial restructuring (July 15, 2004) in return for $5,000 for each day that he performed services for Telewest Communications.

        On April 5, 2005, Telewest entered into definitive employment and equity agreements with Mr. Elson.

        The employment agreement is for a term of 9 months commencing on July 19, 2004 and ending on April 19, 2005. During the term of the agreement:

  •
  Mr. Elson will serve as the Company's Acting Chief Executive Officer and a member of the company's Board of Directors;

  •
  Telewest agreed to provide Mr. Elson with an annual base salary of $700,000, subject to periodic review, and an annual cash bonus of $200,000 for achievement of "budget" levels; and

  •
  Telewest agreed to provide Mr. Elson with the same employee benefits as similarly situated executives, as well as expatriate benefits such as tax equalization and housing benefits.

        Telewest has also granted Mr. Elson:

  •
  245,000 fully vested options and 735,000 options vesting in arrears, subject to ratable acceleration upon the satisfaction of performance goals measured annually over a five-year period, at an exercise price of $13.70 per share (subject to adjustment in certain circumstances);

  •
  245,000 stock appreciation rights, see note 5 to the Summary Compensation table.

        The agreement also contains a perpetual confidentiality covenant as well as non-competition and non-solicitation covenants that continue during Mr. Elson's employment and for two years following Mr. Elson's termination.

        Telewest and Mr. Elson entered into an amendment to the employment agreement, dated June 16, 2005. Pursuant to that amendment Mr. Elson and Telewest agreed that the employment agreement would remain in effect and that Mr. Elson will continue to serve as the Acting Chief Executive Officer of Telewest until termination by Telewest or Mr. Elson in accordance with the terms of the employment agreement. At the time of Mr. Elson's termination, he would be entitled to a severance payment of $700,000, a portion of which was paid in December 2005.

        In accordance with the merger agreement between the Company and NTL, Mr. Elson will deliver to the Company his resignation effective as of the effective time of the merger.

        Stephen S. Cook.    Flextech plc entered into an employment agreement with Stephen S. Cook dated October 21, 1998. Stephen S. Cook's employment agreement was subsequently transferred to Telewest Communications Group Limited on June 22, 2000. The employment agreement was amended on July 17, 2003 and November 26, 2004, and remains in effect unless terminated by either party giving the other party not less than 12 months' notice. Mr. Cook's current basic annual salary is £381,100 and he is entitled to a performance-based bonus at the sole discretion of the Compensation Committee, a company car or cash allowance in lieu thereof, private medical insurance (for himself and for his family), life assurance cover equal to four times his basic annual salary and income protection insurance. A cash sum of 20% of Mr. Cook's gross basic annual salary is paid to him to use for his personal pension arrangements (this payment is subject to a personal contribution of 4% of his gross basic annual salary to a personal pension scheme).

        Telewest and Mr. Cook have agreed that Mr. Cook's employment with Telewest will end at the effective time of the merger. In connection with Mr. Cook's departure, Telewest and Mr. Cook have agreed that Telewest will make a lump sum cash payment of approximately £467,000 to Mr. Cook, consisting of a redundancy payment, twelve months of salary in lieu of notice and twelve months of automobile allowance. In addition, Mr. Cook will receive payment of his annual bonus for Telewest's

2005 fiscal year (which amount is disclosed in the Summary Compensation Table), and he will be entitled to payment in 2007 of a pro rata bonus for Telewest's 2006 fiscal year. Telewest will also provide Mr. Cook with up to twelve months of continued private health benefits and life assurance. All of Mr. Cook's unvested stock options will fully vest on his termination date, and Mr. Cook will be entitled to payment of his share of the bonus pool, if any, created under Telewest's Long-Term Incentive Plan.

        Neil R. Smith.    Telewest Communications Group Limited entered into an employment agreement with Neil R. Smith dated March 6, 2000. The employment agreement was amended on September 24, 2002, August 25, 2003 and October 18, 2004 and remains in effect unless terminated by either party giving the other party not less than 12 months' notice. Mr. Smith's current basic annual salary is £322,875 and he is entitled to a performance-based bonus at the sole discretion of the Compensation Committee, company car or cash allowance in lieu thereof, private medical insurance (for himself and for his family), life assurance cover equal to four times his basic annual salary and income protection insurance. Pension contributions are made to a contributory pension scheme of 20% of his gross basic annual salary up to the earnings cap and an additional cash sum of 20% of his gross basic annual salary above the earnings cap is paid to him for his personal pension arrangements (these payments are subject to a personal contribution of 10% of his gross basic annual salary to the scheme).

        Eric J. Tveter.    Eric J. Tveter entered into an employment agreement with Telewest dated as of July 19, 2004 in which he agreed to serve as President and Chief Operating Officer of Telewest. The employment agreement terminates on December 31, 2007 but is subject to automatic renewal for one-year periods unless either party provides 60 days' prior written notice that the employment term shall not be extended. Pursuant to that employment agreement, Mr. Tveter is entitled to:

  •
  an annual base salary of $500,000 plus an annual bonus of up to $500,000 in cash or stock dependent on his meeting various targets set by the board;

  •
  100,000 fully vested options and 400,000 options vesting in arrears, subject to ratable acceleration upon the satisfaction of performance goals measured annually over a five-year period, at an exercise price of $13.70 per share (subject to adjustment in certain circumstances);

  •
  options to purchase 100,000 shares of common stock at an exercise price of $0.01 per share, 25,000 of which vested at December 31, 2004 and the remaining 75,000 will vest in arrears, subject to ratable acceleration upon the satisfaction of performance goals measured annually over a three-year period, to be held in escrow by us until the earlier of the one-year anniversary of the final vesting date and the date of the termination of his employment;

  •
  expatriate benefits, including housing, transportation and education allowances and tax-equalization benefits; and

  •
  one-year's salary and benefits, and a bonus for any completed year in the event that he terminates his employment for good reason or Telewest terminates his employment without cause.

        Mr. Tveter's current base salary is $525,000. The Company and Mr. Tveter have agreed that Mr. Tveter will be leaving the Company with effect as of the effective time of the merger.

        Malcolm Wall.    Telewest Communications Group Limited ("TCG") entered into an employment agreement with Malcolm Wall dated as of January 31, 2006, pursuant to which Mr. Wall has agreed to serve as Chief Executive Officer of Telewest's Content Division. Pursuant to the Employment Agreement, Mr. Wall is entitled to:

  •
  a base salary of £350,000 per year.

  •
  an annual bonus opportunity of from 0% to 150% of base salary, to be paid in the discretion of TCG based upon performance; if the objectives are fully achieved, the bonus would be 75% of base salary.

  •
  following the combination of Telewest and NTL Incorporated, Mr. Wall will be granted an option to purchase 150,000 shares of common stock of the new public company (subject to the approval of the new public company's compensation committee). This option will be immediately vested as to 30,000 shares, and the remaining 120,000 shares will vest in five equal increments on January 1 of 2007, 2008, 2009, 2010 and 2011. (In the event that the merger does not occur before May 31, 2006, this award will be granted in Telewest common stock.)

  •
  Mr. Wall will also be granted 50,000 shares of restricted common stock of the new public company. These shares of restricted stock will vest in three equal increments on January 1, 2007, 2008 and 2009, based on the satisfaction of performance goals, which have not yet been determined.

  •
  Mr. Wall will also be entitled to a long-term incentive award from the new public company. This award will consist of options equal to 50% of Mr. Wall's base salary and restricted stock equal to 50% of Mr. Wall's base salary. The options will vest in five equal annual increments on January 1 of 2007, 2008, 2009, 2010 and 2011. The shares of restricted stock will vest on January 1, 2009, based on the satisfaction of performance goals, which have not yet been determined.

        There is no set term to Mr. Wall's employment. However, Mr. Wall's employment may be terminated either by TCG or by Mr. Wall upon twelve months' notice to the other party. In the event of the termination of Mr. Wall's employment by TCG without the requisite notice, Mr. Wall will be entitled to the continuation of his base salary and contractual benefits for twelve months and to a pro rated bonus for the year of termination (based on actual performance, and paid when bonuses are paid to continuing employees). In addition, in the event that Mr. Wall's employment is terminated by TCG without the requisite notice, TCG will recommend to the compensation committee of the new public company that Mr. Wall be vested in that portion of his options and restricted stock that would have become vested during the notice period.

        Mr. Wall is also subject to customary non-competition and non-solicitation covenants during his employment and for twelve months following termination of his employment, as well as to customary confidentiality covenants.

Compensation Committee Interlocks and Insider Participation

        Our compensation committee members during the fiscal year 2005 were William J. Connors, John H. Duerden and Michael Grabiner. The members of the compensation committee have not been at any time during fiscal year 2005, or at any other time, officers or employees of ours.

        No executive officer of Telewest, other than Barry R. Elson and Anthony (Cob) W.P. Stenham, served as a member of our board of directors during fiscal year 2005. No executive officer of Telewest served during fiscal year 2005 as a member of the board of directors or the compensation committee of any entity that had one or more executive officers service as a member of our board of directors or our compensation committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of February 23, 2006, information regarding the beneficial ownership of our common stock by:

  •
  each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

  •
  each of our current directors;

  •
  each of our current executive officers named in the "Summary Compensation" table; and

  •
  all of our current directors and executive officers as a group.

        Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Common Stock	Percent Beneficially Owned(1)
5% stockholders:
Huff Asset Management(2)	30,055,057	12.2%
Franklin Mutual Advisers, LLC(3)	19,377,125	7.9%
Directors:
Anthony (Cob) W. P. Stenham(4)	342,242	*
Barry R. Elson(5)	502,250	*
William J. Connors(6)	229,688	*
John H. Duerden(7)	229,688	*
Marnie S. Gordon(8)	234,688	*
Michael Grabiner(9)	229,688	*
Michael J. McGuiness(10)	229,688	*
Steven R. Skinner(11)	229,688	*
Executive officers who are not directors:
Eric J. Tveter(12)	218,533	*
Neil R. Smith(13)	72,971	*
Stephen S. Cook(14)	58,858	*
All present directors and executive officers as a group:	2,577,982	1.05%

*
Less than 1%

(1)
Applicable percentage of ownership is based on 246,011,739 shares of our common stock outstanding as of February 23, 2006.

(2)
The information concerning Huff Asset Management is based solely on information disclosed by Mr. Huff in a Schedule 13D amendment filed with the SEC on January 31, 2006. The address of Huff Asset Management is 67 Park Place, Morristown, NJ 07960. As of January 26, 2006, Huff Asset Management, a Delaware limited liability company, and/or other limited partnerships and limited liability companies affiliated with Huff Asset Management (the "Huff Entities") for themselves and/or on behalf of separately managed accounts (the "Huff Accounts"), have been issued and/or have acquired, in the aggregate, 30,055,057 shares. William R. Huff possesses sole power to vote and direct the disposition of all securities of the Company held by or on behalf of the Huff Entities and/or the Huff Accounts, subject to the internal screening and other securities law compliance procedures of the Huff Entities described below. Thus, as of January 26, 2006, for the purposes of Reg. Section 240.13d-3, William R. Huff is deemed to beneficially own 30,055,057 shares, or approximately 12.2% of the shares deemed issued and outstanding as of that date. Mr. Huff's interest in the shares is limited to his pecuniary interest, if any, in the Huff Entities and/or the Huff Accounts. The Huff Entities have in place appropriate internal screening procedures and other securities law compliance policies that from time to time require Mr. Huff to delegate to one or more employees of the Huff Entities transaction and/or securities disposition authority with respect to certain entities, including the Company. All such employees serve under the ultimate direction, control and authority of Mr. Huff.

(3)
The beneficial ownership of Franklin Mutual Advisers, LLC, or FMA, listed above is based solely upon a Schedule 13G amendment filed with the SEC by FMA on February 7, 2006. The shares are beneficially owned by one or more open-end investment companies or other managed accounts which, pursuant to advisory contracts, are advised by FMA, an indirect wholly owned subsidiary of Franklin Resources, Inc., or FRI. Such advisory contracts grant to FMA all investment and voting power over the securities owned by such advisory clients. Therefore, FMA may be deemed to be, for purposes of Rule 13d-3 under the Act, the beneficial owner of the shares. The address of FMA is 101 JFK Parkway, Short Hills, NJ 07878. Beneficial ownership by investment advisory subsidiaries and other affiliates of FRI is reported in conformity with the guidelines articulated by the SEC staff in Release No. 34-39538 (January 12, 1998) relating to organizations, such as FRI, where related entities exercise voting and investment powers over the securities being reported independently from each other. The voting and investment powers held by FMA are exercised independently from FRI (FMA's parent holding company) and from all other investment advisory subsidiaries of FRI (FRI, its affiliates and investment advisory subsidiaries other than FMA are, collectively, "FRI affiliates"). Furthermore, internal policies and procedures of FMA and FRI establish informational barriers that prevent the flow between FMA and the FRI affiliates of information that relates to the voting and investment powers over the securities owned by their respective advisory clients. Consequently, FMA and the FRI affiliates report the securities over which they hold investment and voting power separately from each other for purposes of Section 13 of the Act. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. However, because FMA exercises voting and investment powers on behalf of its advisory clients independently of FRI, Charles B. Johnson and Rupert H. Johnson, Jr., and their respective affiliates, beneficial ownership of the securities being reported by FMA is being attributed only to FMA. FMA disclaims any pecuniary interest in any of the shares. Furthermore, FMA believes that it is not a "group" with FRI, Charles B. Johnson and Rupert H. Johnson, Jr., or their respective affiliates within the meaning of Rule 13d-5 under the Act and that none of them are otherwise required to attribute to each other the beneficial ownership of the shares held by any of them or by any persons or entities advised by FRI subsidiaries.

(4)
Includes options to purchase 318,500 shares of our common stock that are exercisable within 60 days after the date hereof.

(5)
Includes options to purchase 502,250 shares of our common stock that are exercisable within 60 days after the date hereof.

(6)
Includes options to purchase 229,688 shares of our common stock that are exercisable within 60 days after the date hereof.

(7)
Includes options to purchase 229,688 shares of our common stock that are exercisable within 60 days after the date hereof.

(8)
Includes options to purchase 229,688 shares of our common stock that are exercisable within 60 days after the date hereof.

(9)
Includes options to purchase 229,688 shares of our common stock that are exercisable within 60 days after the date hereof.

(10)
Includes options to purchase 229,688 shares of our common stock that are exercisable within 60 days after the date hereof.

(11)
Includes options to purchase 229,688 shares of our common stock that are exercisable within 60 days after the date hereof.

(12)
Includes options to purchase 180,000 shares of our common stock that are exercisable within 60 days after the date hereof.

(13)
Includes options to purchase 57,650 shares of our common stock that are exercisable within 60 days after the date hereof.

(14)
Includes options to purchase 42,038 shares of our common stock that are exercisable within 60 days after the date hereof.

        The proposed merger with NTL will entail a significant change in the membership of our board of directors and in our principal executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2005 regarding the number of shares of our common stock that may be issued upon the exercise of options, warrants and rights under Telewest's equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and footnote (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,944,543	$12.67	14,530,678
Equity compensation plans not approved by security holders	—	—	—

Total	9,944,543	$12.67	14,530,678

(1)
Does not include an aggregate of 169,719 shares of resticted stock awarded under the Telewest 2004 Stock Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        W.R. Huff Asset Management Co., L.L.C. (referred to in this section as "W.R. Huff") and Franklin Mutual Advisers, LLC each own beneficially, directly or indirectly, more than 5% of our outstanding common stock. Each of Fidelity Management and Research Co., Angelo Gordon & Co. L.P. and Liberty Media was the beneficial owner of more than 5% of our outstanding common stock but is no longer a 5% beneficial owner. Fidelity Management and Research, Franklin Mutual Advisers and Angelo Gordon were members of the ad hoc committee of noteholders of Telewest Communications' and Telewest Finance (Jersey) Limited's then outstanding notes and debentures, referred to as the bondholder committee. The members of the bondholder committee and W.R. Huff were parties to a term sheet pursuant to which the restructuring of Telewest Communications was effected. Each of the selling shareholders entered into a voting agreement with Telewest Communications to vote in favor of the restructuring. In connection with its financial restructuring, Telewest Communications paid certain compensation for and fees and expenses of W.R Huff, Liberty Media and the members of the bondholder committee, equaling approximately £26 million.

        William J. Connors and Michael J. McGuiness, each of whom is a director of Telewest, are employees of W.R Huff.

Registration Rights Agreement

        In connection with the financial restructuring, we entered into a registration rights agreement for the benefit of all persons whose resales of our common stock received in the financial restructuring may be subject to the limitations of Rule 145 under the Securities Act, which included W.R Huff, Liberty Media and the members of the bondholder committee. These persons are referred to in this section as "Holders." Any person who delivers to us a written statement indicating that such a person could reasonably be considered an "underwriter" under Rule 145 under the Securities Act of shares of our common stock transferred to that person in connection with the financial restructuring and who delivers to us an executed joinder agreement can become a party to the registration rights agreement and therefore a Holder (unless our counsel opines that that person should not be considered to be an underwriter).

        Pursuant to the registration rights agreement, we filed a shelf registration statement for our shares of common stock held by Holders so as to permit the offer and sale to the public of those shares. We will keep the shelf registration statement effective until the earlier of:

  •
  the date that all Holders have disposed of all of our shares of common stock that they hold; and

  •
  two years from the effectiveness of the Telewest Communications financial restructuring.

        We also granted to (i) each Holder that beneficially owned at least 5% of our common stock outstanding immediately after the financial restructuring and (ii) any group of Holders beneficially owning in aggregate at least 5% of our outstanding shares of common stock immediately after the financial restructuring, the right to cause us to file, at our expense, registration statements under the Securities Act, covering resales of the shares of Telewest common stock held by them. In each case, the aggregate value of the shares being registered is required to be at least $15 million and the number of shares covered thereby is required to be at least 3% of the number of outstanding shares of Telewest common stock. The right to cause us to file a registration statement is not exercisable if the shelf registration statement is still effective, except in connection with an underwritten offering.

        We also granted customary "piggy back" registration rights under the registration rights agreement, which gives Holders the right to require us to include all or a portion of their shares in a registration of common stock proposed by us under the Securities Act. In addition, we will provide customary indemnification and contribution obligations with respect to liabilities that Holders may become subject to in connection with the rights granted under the registration rights agreement.

        The registration rights agreement will terminate on the later of (i) the date that the Holders could sell their shares of our common stock free of any volume limitations imposed by Rule 144 and Rule 145 under the Securities Act and (ii) the date that all Holders have disposed of all of their shares of our common stock. In addition, beginning on the second anniversary of the effective date of the financial restructuring, the rights of any Holder will terminate (and that person will cease to be a party to the registration rights agreement) on the date that that person (together with its affiliates) beneficially owns shares of our common stock that constitute less than 1% of the outstanding Telewest common stock.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We provide in the table below an analysis of the fees charged to us and to our predecessor, Telewest Communications, by KPMG Audit plc in respect of audit and audit-related services and by KPMG LLP in respect of tax services for each of the fiscal years ended December 31, 2005 and December 31, 2004.

	For the Years Ended December 31,
	2005	2004
	(£)	(£)
Audit Fees	1,961,000	1,050,000
Audit-Related Fees	229,400	912,000
Tax Fees	1,621,300	1,435,850
All other Fees	1,480,600	—

        Audit Fees.    Audit Fees represent the aggregate services provided to us and to Telewest Communications by KPMG Audit Plc for professional services rendered for the audit of the annual financial statements and review of financial statements included in our quarterly and annual reports, including accounting consultations on matters addressed during the audit and interim review. These fees also include services that are provided in connection with statutory and regulatory filings.

        Audit-Related Fees.    Audit-Related Fees represent the aggregate fees charged for assurance and related services to us and Telewest Communications by KPMG Audit Plc that are related to the audit or review of financial statements, including other accounting consultations.

        Tax Fees.    Tax Fees represent the aggregate fees charged for professional services provided to us and Telewest Communications by KPMG LLP for tax compliance, tax advice and tax planning.

        All Other Fees.    All Other Fees principally relate to accounting advice provided by KPMG Audit Plc in connection with the proposed merger of Telewest and NTL and other strategic activities during the year ended December 31, 2005.

        The entire Audit Committee determines whether to approve audit services and permitted non-audit services performed by the independent public accountants. The Audit Committee approved 100% of the audit and permitted non-audit services performed by KPMG Audit Plc and KPMG LLP during 2005.

        We have adopted pre-approval policies and procedures for non-audit services provided by accounting firms including our independent auditors, under which the group financial controller must pre-approve the appointment of any accounting firm to provide non-audit services. Any non-audit service assignments in excess of £25,000 also require the approval of the chief financial officer, who consults with the chairman of the Audit Committee in respect of any pre-approved assignment over £50,000. Any assignment over £100,000 requires competitive tender.

        Any service to be provided by the company's independent auditors that is outside the agreed scope of the statutory audit, including tax services, must be separately pre-approved by the Audit Committee or be entered into pursuant to pre-approval policies or procedures established by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this report:

1.
Consolidated Financial Statements for the year ended December 31, 2005. (See pages F-1–F-59).

2.
Financial Statement Schedule I—Stand-alone Basis Condensed Financial Information of Telewest Global, Inc.

3.
List of Exhibits. See Index of Exhibits.

FORM 10-K—Item 15(a)(1) and (2)
TELEWEST GLOBAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004 for the Reorganized Company

Consolidated Statements of Operations for the years ended December 31, 2005 and December 31, 2004 for the Reorganized Company and the six months ended June 30, 2004 and the year ended December 31, 2003 for the Predecessor Company
Consolidated Statement of Operations for July 1, 2004 for the Predecessor Company

Consolidated Statements of Stockholders' Equity/(Deficit) and Other Comprehensive Income/(Loss) for the years ended December 31, 2005 and December 31, 2004 for the Reorganized Company, and the six months ended June 30, 2004 and the year ended December 31, 2003 for the Predecessor Company

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004 for the Reorganized Company and July 1, 2004, the six months ended June 30, 2004 and the year ended December 31, 2003 for the Predecessor Company
Notes to Consolidated Financial Statements
Schedule I—Stand-alone Basis Condensed Financial Information of Telewest Global, Inc.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Telewest Global, Inc.:

        We have audited the accompanying consolidated balance sheets of Telewest Global, Inc. and subsidiaries (the "Reorganized Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity/(deficit) and other comprehensive income/(loss), and cash flows for the years ended December 31, 2005 and 2004. We have also audited the consolidated statements of operations, stockholder' equity/(deficit) and other comprehensive income/(loss), and cash flows of Telewest Communications plc and subsidiaries (the "Predecessor Company") for July 1, 2004, the six months ended June 30, 2004 and the year ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule of Condensed Financial Information of Telewest Global, Inc. These consolidated financial statements and financial statement schedule are the responsibility of the Reorganized Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telewest Global, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended, and the results of operations and cash flows of Telewest Communications plc and subsidiaries for July 1, 2004, the six months ended June 30, 2004 and the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As of July 1, 2004 (see Note 4 to the consolidated financial statements), the Predecessor Company and the Reorganized Company completed a financial restructuring and adopted fresh-start reporting pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. As a result, the consolidated financial information of the Reorganized Company is presented on a different basis than that for the Predecessor Company and, therefore, is not comparable.

        As discussed in Note 3, the Reorganized Company adopted a method of accounting for share-based compensation arrangements that is different than the method of accounting used by the Predecessor Company.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Telewest Global Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)"), and our report dated February 27, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG Audit Plc

London, United Kingdom
February 27, 2006

Telewest Global, Inc.

Consolidated Balance Sheets

(amounts in £ millions, except share and per share data)

	December 31, 2005	December 31, 2004
	Reorganized Company	Reorganized Company
Assets
Cash and cash equivalents	292	68
Restricted cash	8	26
Trade receivables (net of allowance of £9 million; 2004: £13 million)	128	108
Other receivables	36	33
Prepaid expenses	21	17
Inventory for re-sale, net	13	—
Other assets	11	—

Total current assets	509	252
Investments accounted for under the equity method	281	304
Property and equipment, net	2,822	2,974
Intangible assets, net	330	314
Goodwill	78	—
Reorganization value in excess of amounts allocable to identifiable assets	421	425
Programming inventory	29	24
Deferred financing costs (net of amortization of £8 million; 2004: zero)	48	51

Total assets	4,518	4,344

Liabilities and stockholders' equity
Accounts payable	129	93
Other current liabilities	452	424
Debt repayable within one year	70	21
Capital lease obligations repayable within one year	56	38

Total current liabilities	707	576
Other liabilities	11	—
Deferred taxes	98	105
Debt repayable after more than one year	1,726	1,686
Capital lease obligations repayable after more than one year	41	69

Total liabilities	2,583	2,436

Minority interest	(1)	(1)

Stockholders' equity
Preferred stock—US$0.01 par value; authorized 5,000,000, issued none (2005 and 2004)	—	—
Common stock—US$0.01 par value; authorized 1,000,000,000, issued 246,007,897 (2005) and 245,080,629 (2004)	1	1
Additional paid-in capital	1,970	1,954
Accumulated deficit	(35)	(46)

Total stockholders' equity	1,936	1,909

Total liabilities and stockholders' equity	4,518	4,344

See accompanying notes to the consolidated financial statements.

Telewest Global, Inc.

Consolidated Statements of Operations

(amounts in £ millions, except share and per share data)

	Year ended December 31, 2005	Year ended December 31, 2004(1)	Six months ended June 30, 2004	Year ended December 31, 2003
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
Revenue
Consumer Sales Division	1,009	479	470	907
Business Sales Division	251	126	130	278

Total Cable segment	1,260	605	600	1,185
Content segment	132	59	54	113
sit-up segment	166	—	—	—

Total revenue	1,558	664	654	1,298

Operating expenses
Cable segment expenses	283	141	153	318
Content segment expenses	85	42	34	81
sit-up segment expenses	122	—	—	—
Depreciation	399	204	184	389
Amortization of intangible assets	44	18	—	—
Selling, general and administrative expenses	491	231	244	490
Merger related fees	6	—	—	—

	1,430	636	615	1,278

Operating income	128	28	39	20
Other income/(expense)
Interest income	22	11	15	24
Interest expense (including amortization of debt discount)	(151)	(96)	(230)	(488)
Foreign exchange (losses)/gains, net	(10)	3	40	268
Share of net income of affiliates	20	8	8	1
Other, net	4	—	(1)	8

Income/(loss) before income taxes	13	(46)	(129)	(167)
Income taxes	(2)	—	(1)	(16)

Net income/(loss)	11	(46)	(130)	(183)

Basic and diluted earnings/(loss) per share of common stock(2)	£0.04	£(0.19)
Weighted average number of shares of common stock—(in millions)	245	245

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

(2)
Comparable earnings per share information for the Predecessor Company has not been presented since such earnings per share information would not be meaningful as a result of the financial restructuring of the Predecessor Company during 2004.

See accompanying notes to the consolidated financial statements.

Telewest Global, Inc.

Consolidated Statement of Operations

(amounts in £ millions)

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

See accompanying notes to the consolidated financial statements.

Telewest Global, Inc.

Consolidated Statements of Stockholders' Equity/(Deficit) and Other Comprehensive Income/(Loss)

(amounts in £ millions, except number of shares)

	Number of shares	Common stock	Ordinary and limited voting shares	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Predecessor Company
Balance at December 31, 2002	2,956,131,065	—	295	4,223	(11)	(6,893)	(2,386)
Stock issued in connection with stock option plan	32,942	—	—	—	—	—	—
Unrealized gain on derivative financial instruments:
Amounts reclassified into earnings	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	(183)	(183)

Total comprehensive loss							(172)

Balance at December 31, 2003	2,956,164,007	—	295	4,223	—	(7,076)	(2,558)
Stock issued in connection with stock option plan	28,125	—	—	—	—	—	—
Net loss for the six months ended June 30, 2004	—	—	—	—	—	(130)	(130)
Total comprehensive loss							(130)

Balance at June 30, 2004	2,956,192,132	—	295	4,223	—	(7,206)	(2,688)
Fresh-start adoption	—	—	(295)	(4,223)	—	4,491	(27)
Net income for July 1, 2004	—	—	—	—	—	2,715	2,715

	2,956,192,132	—	—	—	—	—	—

Reorganized Company
Shares issued on incorporation	1	—	—	—	—	—	—
Shares issued upon conversion of old debt	245,000,000	1	—	1,948	—	—	1,949
Stock issued in connection with stock option plan	80,628	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	6	—	—	6
Net loss for the year ended December 31, 2004	—	—	—	—	—	(46)	(46)

Total comprehensive loss	—	—	—	—	—	—	(46)

Balance at December 31, 2004	245,080,629	1	—	1,954	—	(46)	1,909

Stock-based compensation expense	—	—	—	10	—	—	10
Stock issued in connection with stock option plan	927,268	—	—	6	—	—	6
Unrealized loss on derivative financial instruments	—	—	—	—	7	—	7
Amounts reclassified to earnings	—	—	—	—	(7)	—	(7)
Net income for the year ended December 31, 2005	—	—	—	—	—	11	11

Total comprehensive income							11

Balance at December 31, 2005	246,007,897	1	—	1,970	—	(35)	1,936

See accompanying notes to the consolidated financial statements.

Telewest Global, Inc.

Consolidated Statements of Cash Flows

(amounts in £ millions)

	Year ended December 31, 2005	Year ended December 31, 2004	July 1, 2004	Six months ended June 30, 2004	Year ended December 31, 2003
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
Cash flows from operating activities
Net income/(loss)	11	(46)	2,715	(130)	(183)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	399	204	—	184	389
Amortization of intangible assets	44	18	—	—	—
Amortization of deferred financing costs and debt discount	8	—	—	30	93
Deferred tax charge	1	—	—	1	23
Change in value of interest rate swap contracts	(11)	—	—	—	—
Accretion of discounted liabilities recognised at fresh-start	3	—	—	—	—
Unrealized losses/(gains) on foreign currency translation	10	(3)	—	(40)	(268)
Stock-based compensation expense	12	6	—	—	—
Share of net income of affiliates	(14)	(8)	—	(8)	(1)
Gain on disposal of assets	(4)	—	—	—	(8)
Amounts written off investments	—	—	—	1	—
Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
Change in receivables	(20)	5	—	9	28
Change in prepaid expenses	(3)	16	—	(25)	10
Change in inventory	(9)	5	—	(7)	(3)
Change in other assets	—	—	—	4	—
Change in accounts payable	9	(15)	—	27	(10)
Change in other liabilities	26	(58)	—	124	238
Fresh-start adjustments	—	—	(2,715)	—	—
Income tax paid for unprovided tax contingency at fresh-start	(1)	—	—	—	—

Net cash provided by operating activities	461	124	—	170	308

	Year ended December 31, 2005	Year ended December 31, 2004	July 1, 2004	Six months ended June 30, 2004	Year ended December 31, 2003
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company	Predecessor Company
Cash flows from investing activities
Capital expenditure	(232)	(114)	—	(127)	(228)
Proceeds from disposals of assets	5	—	—	7	10
Cash paid for acquisition of subsidiaries, net of cash acquired	(108)	—	—	—	(1)
Repayment/(payment) of loans made to affiliates, net	16	7	—	(4)	7
Proceeds from sale and leaseback	13	5	—	—	—

Net cash used in investing activities	(306)	(102)	—	(124)	(212)

Cash flows from financing activities
Release/(placement) of restricted cash	18	21	(36)	2	(1)
Proceeds from new debt	110	1,700	—	—	—
Repayment of debt	(29)	(1,840)	(160)	—	(1)
Cash paid for financing costs	(5)	(51)	(22)	—	—
Principal element of capital lease repayments	(43)	(21)	—	(23)	(57)
Proceeds from issuance of common stock	6	—	—	—	—
Proceeds from the issue of a subsidiary's contingently redeemable preferred stock	12	—	—	—	—
Net proceeds from currency swaps	—	3	—	—	—

Net cash provided by/(used in) financing activities	69	(188)	(218)	(21)	(59)

Net increase/(decrease) in cash and cash equivalents	224	(166)	(218)	25	37
Cash and cash equivalents at beginning of period	68	—	452	427	390
Cash and cash equivalents transferred from Predecessor Company to Reorganized Company	—	234	(234)	—	—

Cash and cash equivalents at end of period	292	68	—	452	427

Supplementary cash flow information:
Cash paid for interest	(128)	(125)	—	(82)	(168)
Cash received for interest	21	14	—	21	27

Cash paid for interest, net	(107)	(111)	—	(61)	(141)
Cash received for income taxes	2	2	—	2	3

See accompanying notes to the consolidated financial statements.

Telewest Global, Inc.

Notes to Consolidated Financial Statements

Year Ended December 31, 2005

1.     Organization, History and Description of Business

        Telewest Global, Inc. (the "Company" or "Telewest") was incorporated in Delaware on November 12, 2003, as a wholly owned subsidiary of Telewest Communications plc ("plc"). On November 26, 2003, the Company acquired the entire issued share capital of Telewest UK Limited ("Telewest UK"), a subsidiary newly formed under the laws of England and Wales.

        On July 13, 2004, as part of the financial restructuring of plc and its subsidiaries (collectively the "Predecessor Company"), the Company entered into a transfer agreement with plc and Telewest UK to acquire substantially all of the assets of plc. The financial restructuring of the Predecessor Company was declared effective on July 15, 2004 and the Company became the ultimate holding company for the operating subsidiaries of plc (collectively the "Reorganized Company" or the "Group").

        The Company and Telewest UK did not carry on any business and incurred only immaterial expenses prior to the completion of the Predecessor Company's financial restructuring. For that reason the Company's consolidated statements of operations for the year ended December 31, 2004 and the six months ended December 31, 2004 are in all material respects identical.

        The business of the Group comprises (a) providing cable television, telephony and internet services to business and residential customers in the United Kingdom ("UK"), (b) broadcast media activities, and (c) retail of consumer products, primarily by means of televised shopping programs using an auction-based format.

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

        On May 12, 2005, the Group acquired a controlling interest in sit-up Limited ("sit-up"). Telewest completed the acquisition of 100% of the ordinary shares of sit-up on July 7, 2005. sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. sit-up represents a third segment of the Group in addition to the Cable and Content segments. Prior to May 12, 2005, Telewest owned approximately 49.9% of sit-up.

2.     Basis of Preparation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission ("SEC"). The Group's significant estimates and assumptions include: impairment of goodwill and long-lived assets; capitalization of labor and overhead costs; accounting for debt and financial instruments and valuation of assets and liabilities under fresh-start reporting and of acquired businesses. Actual results could differ from those estimates.

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

3.     Summary of Significant Accounting Policies

        The following significant accounting policies represent the accounting policies of the Reorganized Company.

        With the exception of adopting the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the accounting policies of the Predecessor Company are the same as those of the Reorganized Company.

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

Principles of consolidation

        The consolidated financial statements include the accounts of the Company and those of its controlled subsidiaries and Variable Interest Entities of which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated upon consolidation.

        Plc has been consolidated in the financial statements of the Group as at and for the year ended December 31, 2005 and as at and for the six months ended December 31, 2004, as a Variable Interest Entity (VIE), as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46(R) ("FIN 46R"). Plc retains £4 million of cash as at December 31, 2005, for settlement of financial restructuring claims and liquidation expenses. The Company's obligation in respect of costs associated with settling claims for financial restructuring and liquidation expenses is unlimited, although the Company estimates that the £4 million available within plc to be sufficient to meet such claims and expenses.

        Any cash remaining after settling claims is expected to be transferred to the Group's subsidiary company Telewest UK prior to plc being liquidated. Given the nature of the cash held by Plc, the consolidated balance sheet classifies such cash as restricted cash.

Fresh-start reporting

        Although the Predecessor Company completed its financial restructuring on July 15, 2004, the Company adopted fresh-start reporting effective July 1, 2004. This resulted in a new reporting group for accounting purposes (Reorganized Company). The consolidated balance sheets as of December 31, 2005 and 2004, give effect to adjustments to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting under the provisions of Statement of Position ("SOP") 90-7, Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

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

        Impairment of goodwill and reorganization value in excess of amounts allocable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset's fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. The Company carries out its annual impairment review during the fourth quarter consistent with the annual budgetary timetable.

        Goodwill associated with equity method investments is also not amortized but is subject to impairment testing as part of the investment to which it relates in accordance with Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock.

Cash and cash equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash.

Derivatives and hedging

        All derivative instruments are recognized at their fair value as assets or liabilities in the Reorganized Company's balance sheet in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated a hedge and if so, the type of hedge and its effectiveness as a hedge. For derivatives, which are not designated as hedges, changes in fair value are recorded immediately in net income/(loss).

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

        We seek to reduce our exposure to adverse interest rate fluctuations on borrowings under the bank facilities principally through interest rate swaps. On March 1, 2005 the Group carried out an evaluation of its derivative instruments and hedging activities and as a result designated interest rate swap contracts as cash flow hedges.

        On October 2, 2005 the Group re-evaluated its derivative instruments and hedging activities and removed the designation as cash flow hedges from its interest rate swap contracts. We seek to mitigate the foreign exchange risk presented by our Euro- and US Dollar-denominated indebtedness through cross currency swaps. Our cross currency swaps are not designated as hedges.

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

Inventory for re-sale

        Inventory, primarily consisting of consumer goods for re-sale, is valued at the lower of cost or market value using the first-in, first-out ("FIFO") method. Cost represents the as invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

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

Capitalization of labor and overhead costs

        Labor and overhead costs are capitalized to the extent that such costs are directly related to the development, construction and installation of fixed assets. These costs include payroll and related costs of employees and support costs such as service costs. Capitalized costs are depreciated on a straight-line basis over the useful economic lives of the associated asset as disclosed in the table above.

Leases

        Assets held under finance leases, which confer rights and obligations similar to those attached to owned assets, are treated as tangible fixed assets. Depreciation is provided over the lease term in a manner consistent with our depreciation policy for property and equipment and the deemed capital element of future rentals is included within liabilities. Deemed interest is expensed through the statement of operations as interest expense over the life of the lease in a manner which results in a constant periodic rate of interest on the remaining balance of the obligation.

        Rental costs arising from operating leases are charged to the income statement in the year in which they are incurred. Rent increases, rent holidays, contingent rents, leasehold incentives, rent concessions and other contractual payments are allocated to accounting periods in order to recognise the net rentals payable over the lease term as a straight-line charge.

Deferred financing costs

        Direct costs incurred in raising debt are deferred and recorded on the consolidated balance sheet in "deferred financing costs" assets. The costs are amortized using the effective interest rate method at a constant rate to the carrying value of the debt over the life of the debt obligation.

Advertising costs

        Advertising costs are expensed as incurred. The amount of advertising costs expensed by the Reorganized Company was £42 million for the year ended December 31, 2005 and £20 million for the year ended December 31, 2004. The Predecessor Company expensed £20 million for the six months ended June 30, 2004, and £41 million for the year ended December 31, 2003.

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

        Retail revenues are recognised on despatch of goods to customers and are net of discounts given and less actual and expected returns, refunds and credit card charge-backs.

Pension costs

        The Group operates a defined contribution plan, the Telewest Communications Pension Plan, and contributes to third-party plans on behalf of employees. Total Reorganized Company pension plan contributions were £8 million for the year ended December 31, 2005 and £5 million for the year ended December 31, 2004. The Predecessor Company's contributions were £4 million for the six months ended June 30, 2004 and £10 million for the year ended December 31, 2003.

Income taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

        The Group recognizes deferred tax assets only where it is more likely than not that the benefit will be realized through future taxable income. Otherwise a valuation allowance is established to provide against deferred tax assets.

Stock-based compensation

        The Group has chosen to account for stock-based compensation in accordance with the fair value method prescribed in SFAS 123, rather than the intrinsic value method prescribed in APB 25, Accounting for Stock Issued to Employees, and related interpretations adopted by the Predecessor Company.

        For options/awards with graded vesting arrangements, compensation expense is measured at grant date based on the different expected lives for the options/awards that vest each year and is recognized using the graded-vesting attribution method.

        Stock appreciation rights classified as liabilities are re-measured at fair value at each balance sheet date.

Earnings per share

        Basic earnings per share has been computed by dividing net income available or net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. In 2004, the calculation of basic and diluted earnings per share for the post fresh-start period is for the six months ended December 31, 2004, being the period from inception of fresh-start reporting. Basic and diluted earnings per share for the six month period ended December 31, 2004 are determined using the loss attributable to stockholders and the weighted average number of shares outstanding as if the financial restructuring occurred on July 1, 2004, the date fresh-start reporting was effective. Diluted earnings per share is computed by adjusting the weighted-average number of shares of common stock outstanding during the period for all dilutive potential shares of common stock outstanding during the period and adjusting net income or net loss for any changes in that would result from the conversion of such potential shares of common stock. In 2004 there was no difference in the computation of basic and diluted net loss per share of common stock, as all potential share equivalents for employee share options were not included in the computation as their effect was antidilutive.

        The components of the numerator and denominator of the calculation of basic and diluted EPS are as follows:

	Year ended December 31, 2005	Six months ended December 31, 2004
	Reorganized Company	Reorganized Company
Numerator (in £ millions)
Basic and diluted EPS:
Net income available/(loss attributable) to stockholders	11	(46)

Denominator (in millions):
Basic EPS:
Weighted average number of shares of common stock	245	245

Diluted EPS:
Weighted average number of shares of common stock	245	245
Dilutive potential shares of common stock	2	—

	247	245

        A total of zero common stock equivalents in respect of share options were excluded from the diluted EPS calculation for 2005 (2004—9,803,054) as their effect was antidilutive.

        Earnings per share data for the Predecessor Company has not been disclosed as it would not be meaningful in the context of the current capital structure.

New Accounting Standards Applicable to the Group

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that those items be recognised as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS 151 on January 1, 2006. We expect that adoption of SFAS 151 will have no impact on the Company's financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123 (R)"), which modifies certain provisions of SFAS 123, and eliminates the availability of the intrinsic value method. The Company adopted SFAS 123 (R) on January 1, 2006 applying the modified prospective transition method of application. We expect that as a result of adoption of SFAS 123 (R) the Company will record a reversal of compensation expense of £1 million, which had been recognised in earlier periods.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted the provisions of SFAS 153 on July 1, 2005. Adoption of SFAS 153 had no impact on the Company's financial statements.

        In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections ("SFAS 154"), that applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted SFAS 154 on January 1, 2006. We expect that adoption of SFAS 154 will have no impact on the Company's financial statements.

4.     The Financial Restructuring

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

        In April 2002, the Predecessor Company began exploring a number of options to address its funding requirements, and subsequently began discussions with, among others, an ad hoc committee of its noteholders, its senior lenders and other creditors. After extensive negotiations with these creditors, the terms, conditions and structure of a financial restructuring were substantially agreed between these creditors and certain major stockholders at the time.

        The financial restructuring received the approval of the Predecessor Company's creditors on June 1, 2004. Among other matters the financial restructuring resulted in:

  •
  the reorganization of the Predecessor Company's business under the Company;

  •
  the cancellation of all of the outstanding notes and debentures of the Predecessor Company and Telewest Finance (Jersey) Limited ("Telewest Jersey"), its Jersey-based finance subsidiary company, in return for the distribution of 98.5% of the Company's common stock, and the distribution of the remaining 1.5% of the Company's common stock to the Predecessor Company's stockholders, in accordance with English and Jersey schemes of arrangement involving certain creditors of the Predecessor Company and Telewest Jersey. This reduced the total outstanding indebtedness of the business from approximately £5.8 billion to approximately £2.0 billion and significantly reduced interest expense;

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

        On July 15, 2004, the Predecessor Company's financial restructuring became effective. As a result, all outstanding notes and debentures of the Predecessor Company and Telewest Jersey were cancelled. A total of 241,325,000 shares, or 98.5%, of the Company's common stock were distributed by an escrow agent to the noteholders of the Predecessor Company and Telewest Jersey's notes and debentures and certain other scheme creditors. The remaining 3,675,000 shares, or 1.5%, of the Company's common stock were distributed to the Predecessor Company's existing stockholders. As part of the financial restructuring, on July 15, 2004, TCN entered into an amendment of its senior secured credit facility.

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

5.     Fresh-Start Reporting

        As a result of the completion of the Predecessor Company's financial restructuring on July 15, 2004, the Company adopted fresh-start reporting in accordance with SOP 90-7 with effect from July 1, 2004.

        Under SOP 90-7, the Company established a new accounting basis. The Company allocated the reorganization value to the Predecessor Company's then existing assets in conformity with the procedures specified by SFAS 141 Business Combinations ("SFAS 141") and recorded the Predecessor Company's then existing liabilities at their respective values. As a result of the application of fresh-start reporting, the Company's balance sheet and results of operations for the year ended December 31, 2004 and for each reporting period thereafter are not comparable in many material respects to the balance sheets and results of operations reflected in the Predecessor Company's historical financial statements for periods prior to July 1, 2004. In addition, the results of operations of the Predecessor Company on July 1, 2004 included a gain on the extinguishment of the Predecessor Company's outstanding notes and debentures. This may make it more difficult to compare the Reorganized Company's performance with the historical performance of the Predecessor Company.

        The adoption of fresh-start reporting had a material effect on the Company's consolidated financial statements as of and for the years ended December 31, 2004 and 2005, and will have a material impact on the consolidated statements of operations for subsequent periods. Fresh-start reporting has resulted in an increase in depreciation and amortization charges following revaluation of tangible and intangible assets to their fair value. Furthermore, revenues in the Business sales division of our Cable segment have been reduced following the derecognition of deferred revenues for which no future contractual performance obligations exist. Content segment expenses and selling, general and administrative expenses have also been impacted by fresh-start reporting as a result of revaluation of the Company's programming inventory and property leases, respectively.

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

        Reorganization adjustments were recorded in the consolidated balance sheet of the Predecessor Company at July 1, 2004 to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of the Company's reorganization value as defined in SOP 90-7. The Company determined a reorganization value using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis and (iii) precedent transactions analysis. These analyses are necessarily based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies. The equity value of £1,949 million at July 1, 2004 represented the enterprise value of £3,914 million less £1,965 million of post-reorganization debt (including capital leases of approximately £118 million).

        Fresh-start adjustments reflect the allocation of fair value to the Reorganized Company's assets and the present value of liabilities to be paid at July 1, 2004. The Company's property and equipment were valued based on a combination of the cost or market approach, depending on whether market data was available. Also considered were technical, functional, and economic obsolescence, including network utilization factors inherent in the Reorganized Company's assets. Key assumptions used in the valuation to determine the fair value of the Reorganized Company's long-lived assets include (i) an income tax rate of 30%, (ii) a cost of capital of 12% for the Cable segment based on a ratio of debt 40.6% to equity 59.4%, and a cost of capital of 22% for the Content segment based on a ratio of debt 10.3% to equity 89.7%. Certain intangible assets were valued using a relief from royalty methodology. These estimates of fair value have been reflected in the Reorganized Company's consolidated balance sheet as of December 31, 2004 and 2005.

        In applying fresh-start reporting, the Company applied the following principles:

  •
  The reorganization value of the Reorganized Company was allocated to its assets in conformity with the procedures specified by SFAS 141. The reorganization value exceeds the sum of the amounts assigned to assets and liabilities. This excess is disclosed as Reorganization value in excess of amounts allocable to identifiable assets on the Reorganized Company's balance sheet with an indefinite life and is subject to annual impairment reviews in accordance with SFAS 142, Goodwill and Other Intangible Assets.

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

  •
  Deferred taxes were reported in conformity with applicable income tax accounting standards, principally SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with management's judgment, a valuation allowance has been established for those deferred tax assets that are not recoverable through the reversal of existing taxable temporary differences, consequently no deferred tax asset has been recognized on the Company's balance sheet at July 1, 2004. As of fresh-start date, the Company estimated that it had, subject to Inland Revenue agreement, net operating losses of £1,663 million.

  •
  Reversal of all items included in the Predecessor Company's equity.

        The following table identifies the adjustments recorded to the Predecessor Company's June 30, 2004 consolidated balance sheet as a result of implementing the Financial Restructuring and applying fresh-start reporting (in £ millions):

	Predecessor Company June 30, 2004	Financial Restructuring Adjustments	Note	Fresh- Start Adjustments	Note	Reorganized Company July 1, 2004
Assets
Cash and cash equivalents	452	(182)	1	—		270
Restricted cash	11	—		—		11
Trade receivables	111	—		—		111
Other receivables	34	—		—		34
Prepaid expenses	41	(8)	2	—		33

Total current assets	649	(190)		—		459
Investments accounted for under the equity method	367	—		(62)	7	305
Property and equipment	2,342	—		711	8	3,053
Intangible assets	—	—		332	9	332
Goodwill	447	—		(447)	10	—
Reorganization value in excess of amounts allocable to identifiable assets	—	—		425	10	425
Programming inventory	33	—		(4)	11	29
Other assets	19	12	3	(31)	12	—

Total assets	3,857	(178)		924		4,603

Liabilities and stockholders' equity/(deficit)
Accounts payable	112	—		2	13	114
Other current liabilities	917	(459)	4	13	13	471
Debt repayable within one year	5,283	(5,282)	5	—		1
Capital lease obligations repayable within one year	76	(38)	6	—		38

Total current liabilities	6,388	(5,779)		15		624
Deferred taxes	110	—		(5)	14	105
Debt repayable after more than one year	6	1,840	5	—		1,846
Capital lease obligations repayable after more than one year	42	38	6	—		80

Total liabilities	6,546	(3,901)		10		2,655
Minority interest	(1)	—		—		(1)
Stockholders' (deficit)/equity	(2,688)	3,723	15	914	15	1,949

Total liabilities and stockholders' (deficit)/equity	3,857	(178)		924		4,603

Notes:

1.
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

5.
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

14.
To record the tax effect of fresh-start reporting.

15.
To record change in stockholders' equity resulting from the cancellation of the Predecessor Company's equity, accumulated deficit and other comprehensive loss and the change in equity resulting from the adoption of fresh-start reporting.

6.     Acquisition of additional equity in sit-up Limited

        On May 12, 2005, Telewest acquired a controlling interest in sit-up for an aggregate purchase price of approximately £103 million, including fees, all paid in cash. Telewest completed the acquisition of 100% of the ordinary shares of sit-up on July 7, 2005. sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. Prior to May 12, 2005, Telewest owned approximately 49.9% of sit-up.

        The acquisition of the controlling interest was funded with proceeds from borrowings of £110 million under senior secured facilities of the Company's Flextech subsidiaries. Subsequent to the acquisition of the controlling interest on May 12, 2005, sit-up is treated as a consolidated subsidiary of Telewest and sit-up's results of operations have been consolidated with Telewest's. Prior to that date, Telewest accounted for its investment in sit-up using the equity method of accounting. Telewest has recorded the acquisition of sit-up as a step acquisition, and accordingly, sit-up's assets and liabilities have been recorded at amounts equal to (1) 50.1% of estimated fair value at the date of acquisition plus (2) 49.9% of historical carrying value. The £30 million excess of purchase price over the estimated fair value of 50.1% of sit-up's assets and liabilities combined with Telewest's historical equity method goodwill of £48 million have been recorded as goodwill in the accompanying consolidated balance sheet.

        Telewest's total investment in sit-up of £161 million is comprised of £58 million of its historical equity method investment, including goodwill and net of related deferred tax liability of £5 million, and £103 million representing the purchase price of the remaining 50.1% interest. This total investment has been allocated to sit-up's assets and liabilities as follows:

£ million
Current assets, including cash and cash equivalents of £37 million	51
Property and equipment	6
Intangible assets subject to amortization:
Superior to market contracts	45
Trade names	15
Intangible assets not subject to amortization:
Goodwill	78
Other liabilities	(34)

161

        We completed the evaluation of the fair values of sit-up's intangible assets and liabilities in the fourth quarter of 2005. As a result of completing our evaluation we recorded superior to market contracts of £45 million and trade names of £15 million and reduced goodwill by £60 million. We also recognised amortisation of these intangible assets of £7 million in respect of the period from the date of acquisition to December 31, 2005 in the fourth quarter of 2005.

        At the date of acquisition of the controlling interest in sit-up, the investment was not deemed to be permanent in nature as the Company was considering disposal of its content assets. As a result, the Company continued to recognize a deferred tax liability in respect of its investment in the issued equity of sit-up. Subsequent to the acquisition of a controlling interest in sit-up the investment was deemed to be permanent in nature, therefore the deferred tax liability related to the Company's investment in sit-up's issued equity was derecognized at that time. The deferred tax liability related to the investment in sit-up's issued equity has been treated as a reduction in the deemed consideration paid for sit-up as disclosed above.

        Subsequent to the acquisition of the controlling interest in sit-up, 1,000,000 contingently redeemable preference shares were issued by sit-up to certain of its key management personnel for consideration of £12 million. These shares are contingently redeemable over the next two years, 500,000 in 2006 and 500,000 in 2007. These preference shares are recorded as liabilities of £12 million in the Company's consolidated balance sheet.

        The redemption value of these contingently redeemable preference shares in 2005 of £12 million have been determined under the terms of the subscription agreement. The redemption value is based on the financial performance of sit-up in 2005. The redemption value of the preference shares contingently redeemable in 2006 has been determined under the terms of the subscription agreement. The redemption value of the preference shares contingently redeemable in 2007 will be calculated with reference to the financial performance of sit-up in 2006. We have classified these preference shares as liabilities as the Company is obligated to redeem the shares under the terms of the subscription agreement for the shares.

        The following unaudited pro forma information for Telewest and its consolidated subsidiaries for the year ended December 31, 2005 was prepared assuming the acquisition of sit-up and the related financing occurred on January 1, 2005, for the year ended December 31, 2005. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisition of sit-up had occurred on January 1, 2005.

Pro forma Consolidated Statements of Operations

(amounts in £ millions, except share and per share data)	Year ended December 31, 2005
Reorganized Company
Revenue
Consumer Sales Division	1,009
Business Sales Division	251

Total Cable Segment	1,260
Content Segment	132
sit-up Segment	240

Total revenue	1,632

Operating expenses
Cable segment expenses	283
Content segment expenses	85
sit-up segment expenses	177
Depreciation	400
Amortization of intangible assets	47
Selling, general and administrative expenses	508
Merger related fees	6

1,506

Operating income	126
Other income/(expense)
Interest income	22
Interest expense (including amortization of debt discount)	(153)
Foreign exchange losses, net	(10)
Share of net income of affiliates	19
Other, net	4

Income before income taxes	8
Income taxes	(2)

Net income	6

Basic and diluted earnings per share of common stock	£0.02
Weighted average number of shares of common stock—(millions)	245

        Pro forma adjustments reflect revenue of £74 million, segment expenses of £55 million, depreciation of £1 million and SG&A of £17 million for sit-up for the period January 1, 2005 to May 11, 2005. Interest income of zero and interest expense of £2 million have been adjusted to reflect the interest income earned by sit-up during the above period and the additional interest expense that would have been incurred by Telewest to fund the acquisition at January 1, 2005. Share of net income of affiliates has been adjusted by £1 million to reverse the equity accounting of sit-up for the period presented.

        Comparable pro forma financial information for the year ended December 31, 2004 has not been presented since such pro forma information would not be meaningful as a result of the financial restructuring of the Predecessor Company during 2004.

7.     Financial instruments

Derivative instruments

        The Group holds derivative instruments solely to mitigate specific risks and does not hold such instruments for trading purposes. During 2005 and 2004, the Group used derivatives to mitigate the risks of variable rate debt and exchange rate movements upon its bank facilities.

Interest rate swaps

        To qualify for the application of hedge accounting, a derivative instrument must be highly effective in mitigating an underlying hedged risk and must be designated as a hedge. Effectiveness is tested by comparing the movements in fair value of a derivative instrument with the hypothetical movements in fair value of an instrument that would perfectly mitigate the underlying risk. To qualify for hedge accounting the movements in fair value of an instrument must remain within an acceptable range of between 80% and 125% of the hypothetical movements in fair value of a perfect hedge. The Group's interest rate swap contracts entered into in the fourth quarter of 2004 qualified for hedge accounting under SFAS 133 from March 1, 2005 and were designated as hedges with effect from that date. Consequently, changes in their fair value were accounted for in the Statement of Operations for 2004 and January and February 2005, and through other comprehensive income when hedge accounting was effective from March 1, 2005. Two additional interest rate swaps executed in the second quarter of 2005 also qualified for hedge accounting under SFAS 133 from the date of their execution and were designated as hedges and changes in their fair values were accounted for through other comprehensive income when hedge accounting was effective.

        The signing of an Agreement and Plan of Merger with NTL on October 2, 2005 led the Group to re-assess the likelihood of the underlying forecasted debt interest payments occurring. The Group reduced its estimate of the likelihood of the underlying forecasted debt interest payments occurring, from probable to less than probable. Based on that assessment the Group discontinued accounting for the interest rate swaps as hedges with effect from that date. As a result, changes in the fair value of the instruments previously designated as cash flow hedges are now accounted for as a component of net income rather than other comprehensive income. At October 2, 2005 these instruments had a total fair value of £38 million payable by the Group. The accumulated balance recorded in other comprehensive income in respect of these instruments was a £7 million loss and a net loss of £1 million had been recognized in interest expense during the year ended December 31, 2005, representing the ineffective component of the hedges. The accumulated balance recorded in other comprehensive income was deferred to be reclassified into earnings as the forecasted debt interest payments affect earnings or whenever the Group assesses that it is probable that the forecasted debt interest payments will not occur.

        In December 2005 the Group re-assessed the likelihood of the forecasted debt interest payments occurring. It was concluded that it was probable that forecasted debt interest payments subsequent to March 1, 2006 would not occur due to the proposal that all of the Company's debt be repaid should the proposed merger with NTL be executed. Accordingly the accumulated other comprehensive income balance of £7 million, which related to those forecasted payments was immediately reclassified into earnings.

Cross-currency swaps

        The Group's cross-currency swaps are not designated as hedges. Changes in the fair value of cross currency swaps are accounted for in the Statement of Operations as a component of foreign exchange losses.

        The Group maintains risk management control systems to monitor currency exchange and interest rate risk attributable to forecasted debt principal payments and interest rate risk exposure.

US Dollar-denominated debt and Euro-denominated debt

        On December 30, 2004, the Group undertook US$150 million and Euro 100 million of bank debt as part of re-financing the then existing amended senior secured credit facility. These non-sterling debts are interest bearing on floating US and Euro indices.

        On December 30, 2004, the Group entered into cross-currency swaps totalling US$150 million and Euro100 million. These swaps are floating-floating swaps, enabling the Group to pay pounds sterling in receipt of US dollars and Euros, thus mitigating the foreign exchange exposure arising as a result of the new senior term facilities (as described in note 14).

Effective	Maturities	Notional	Receives	Pays
12/30/2004	12/31/2012– 12/31/2013	US$150m	3 month US LIBOR+2.25%–2.75%	3 month GBP LIBOR+2.5145%–3.0605%
12/30/2004	12/31/2012– 12/31/2013	Euro100m	3 month EURIBOR+2.375%–2.875%	3 month GBP LIBOR+2.685%–3.2605%

Variable Rate Debt

        As described in note 14 to the consolidated financial statements, the Group has Senior Term Facilities and a Second Lien Facility with a syndicate of banks. Draw downs under the Senior Term Facilities and Second Lien Facility bear interest at rates between 1.50% (ratchet permitting) and 4.00% above LIBOR, so the Group is exposed to variable cash flows arising from changes in LIBOR. The Group mitigates some of its interest rate risk on its Senior Term Facilities through the use of interest rate swaps. The purpose of the derivative instruments is to provide a measure of stability over the

Group's exposure to movements in sterling interest rates on its sterling-denominated bank debt. The interest rate swaps can be summarised as follows:

Effective	Maturities	Notional	Receives	Pays
10/15/2004– 05/12/2005	10/15/2007– 06/30/2009	£1,060m	3 month LIBOR	4.8150%–6.3075%
10/15/2007	01/15/2008	£1,000m	3 month LIBOR	4.6600%

Fair Value of financial instruments

        The Company's financial instruments include cash, receivables, payables, debt, interest rate swaps and cross currency rate swaps. The Company has recorded all financial instruments at their respective fair values and therefore there is no difference between the carrying amount and fair value. The estimated fair values of the financial instruments are based on quotations received from independent third-party financial institutions and represent the net amounts receivable or payable to terminate the positions as of December 31, 2005.

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

8.     Other receivables

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million	£ million
Interconnection receivables	2	3
Accrued income	27	27
Other	7	3

	36	33

        Accrued income primarily represents telephone calls made by Consumer Sales Division and Business Sales Division customers that have not been billed as of the end of the accounting period. The period of time over which billings have not been raised varies between two days and four weeks.

9.     Investments

        The Group has investments in affiliates accounted for under the equity method at December 31, 2005 and 2004. The principal investments are as follows:

Percentage ownership at December 31,
2005
Reorganized Company
Front Row Television Limited	50.0%
UKTV joint venture companies	50.0%
Percentage ownership at December 31,
2004
Reorganized Company
Front Row Television Limited	50.0%
sit-up Limited	30.9%
UKTV joint venture companies	50.0%

        On May 12, 2005, Telewest acquired a controlling interest in sit-up Limited. sit-up Limited has been consolidated with effect from that date. Prior to May 12, 2005, Telewest owned approximately 49.9% of sit-up.

        Summarized combined financial information for the Company's affiliates, which operate principally in the cable television, broadcasting and interactive media industries is as follows:

	At December 31,
	2005	2004
	£ million	£ million
Combined financial position
Current assets	107	66
Non-current assets, net	15	21

Total assets	122	87

Current liabilities	55	26
Non-current liabilities	139	153
Redeemable preference shares	33	33
Accumulated deficit attributable to stockholders	(105)	(125)

Total liabilities and accumulated deficit	122	87

	Year ended December 31,
	2005	2004	2003
	£ million	£ million	£ million
Combined operations
Revenue	189	176	154
Operating expenses	(130)	(131)	(124)

Operating income	59	45	30
Other expenses and taxes	(25)	(23)	(19)

Net income	34	22	11

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million	£ million
The Group's investments in affiliates are comprised as follows
Loans and redeemable preference shares	169	184
Share of net assets and goodwill(1)	112	120

	281	304

(1)
The share of net assets and goodwill for the year ended December 31, 2004, includes a fresh-start reporting valuation of £112 million as at July 1, 2004. Investments have subsequently been accounted for using the equity method for the six months ended December 31, 2004 and year ended December 31, 2005.

        In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, the Company recognises 100% of losses for those companies which represent UKTV.

10.   Property and equipment

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million	£ million
Land and buildings	80	76
Cable and ducting	2,422	2,310
Electronic equipment	740	632
Other equipment	174	156

	3,416	3,174
Less: Accumulated depreciation	(594)	(200)

Property and equipment, net	2,822	2,974

        During the year ended December 31, 2005, the Company entered into £13 million (2004: £9 million) of capital leases in respect of sale and leaseback arrangements for network equipment and motor vehicles. Included in this £13 million of capital leases is zero (2004: £4 million) of non-cash transactions, the remaining £13 million (2004: £5 million) is presented as proceeds from sale and leaseback in the Company's consolidated statement of cash flows.

11.   Intangible assets

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million	£ million
Customer lists and relationships	298	298
Trade names (not subject to amortization)	34	34
Trade names (subject to amortization)	15	—
Superior to market contracts	45	—

	392	332
Less: Accumulated amortization	(62)	(18)

Intangible assets, net	330	314

        Trade names (not subject to amortization) are deemed to have indefinite lives and, therefore, are not amortized. The carrying value of these trade names is subject to an annual impairment review or more frequently should events occur that indicate that impairment is likely. Customer lists and relationships are being amortized over a period of eight years from fresh-start date, July 1, 2004, which represents the estimated customer life as determined at fresh-start.

        Trade names (subject to amortization) are being amortized over nine years from May 12, 2005, the date of acquisition of our controlling interest in sit-up.

        Superior to market contracts are amortized over a period of five to six years in accordance with the terms of the contracts.

        The following table reflects the estimated amortization of existing intangible assets over the periods indicated:

Years ending December 31,	£ million
2006	48
2007	48
2008	48
2009	48
2010	43
Thereafter	61

296

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

12.   Reorganization value in excess of amounts allocable to identifiable assets and goodwill

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million	£ million
Reorganization value in excess of amounts allocable to identifiable assets	421	425
Goodwill arising on purchase of sit-up (see note 6)	78	—

	499	425

        During the fourth quarter of 2005, the Reorganized Company conducted a step 1 impairment review of goodwill for each of its reporting units (Cable, Content and sit-up). The step 1 review compared independent third party valuations of each reporting unit to the fully allocated net asset value (including goodwill) of each reporting unit. The step 1 impairment review concluded that the fair value of each reporting unit exceeded its fully allocated net asset value (including goodwill). Therefore no evidence of a potential impairment to goodwill existed.

        The changes in the carrying amounts of reorganization values in excess of amounts allocable to identifiable assets and goodwill for the years ended December 31, 2005 and 2004 by reporting unit are as follows:

	Cable	Content	sit-up	Total
	£ million	£ million	£ million	£ million
Balance at July 1, 2004 and December 31, 2004—Reorganized Company	313	112	—	425
Unprovided tax contingency at fresh-start	1	—	—	1
Reduction in valuation allowance	(5)	—	—	(5)
Acquisition of sit-up	—	—	78	78

Balance at December 31, 2005—Reorganized Company	309	112	78	499

13.   Other current liabilities

        Other current liabilities are summarized as follows:

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million	£ million
Deferred income	128	111
Accrued construction costs	25	38
Accrued programming costs	25	24
Accrued interconnect costs	12	13
Accrued interest	25	5
Accrued staff costs	26	25
Accrued expenses	49	48
VAT payable	29	26
Interest rate swap liability	36	41
Payroll taxes	6	7
Unfavorable leases	25	26
Subsidiary contingently redeemable preference shares	6	—
Corporation tax	8	—
Other current liabilities	52	60

	452	424

        The Company's subsidiary sit-up issued 1,000,000 preference shares in 2005. These preference shares are recorded as liabilities of £12 million in the Company's consolidated balance sheet, of which £6 million is included in other current liabilities and £6 million in other liabilities. For a discussion of the nature, terms and obligations attached to these shares see note 6.

14.   Debt

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million	£ million
TCN Group bank facilities	55	20
Flextech Group bank facilities	12	—
Other debt	3	1

Debt repayable within one year	70	21
TCN Group bank facilities repayable after more than one year	1,634	1,680
Flextech Group bank facilities repayable after more than one year	90	—
Other debt repayable after more than one year	2	6

Total debt	1,796	1,707

TCN Group bank facilities

        On December 21, 2004, our subsidiaries Telewest Communications Networks Ltd ("TCN") and Telewest UK executed a Senior Facilities Agreement (the "Senior Facilities Agreement") and a Second Lien Facility Agreement (the "Second Lien Facility Agreement"), together with the Senior Facilities Agreement, ("the Facilities Agreements") for new £1,800 million credit facilities (consisting of £1,450 million Senior Term Facilities (the "Senior Term Facilities"), a £100 million revolving facility (the "Revolving Facility") together with the Senior Term Facilities (the "Senior Facilities") and a £250 million Second Lien Facility (the "Second Lien Facility"), and together with the Senior Facilities (the "Facilities"). Drawings under the Senior Term Facilities and the Second Lien Facility together with cash on hand were used to repay all outstanding borrowings under the Group's old £2,030 million amended senior secured credit facility. The Revolving Facility was not drawn down at December 30, 2004 and remained undrawn at December 31, 2005. TCN and Telewest Global Finance LLC are the primary borrowers under the new Facilities, which are guaranteed by Telewest UK and several of TCN's subsidiaries (the "Guarantors").

        All capitalized terms not defined have the meaning given to them in the Facilities Agreements.

        The Facilities comprise of the following five tranches:

  (a)
  A 7-year amortizing term loan facility of £700,000,000, drawn in pounds sterling in a single drawing, amortizing semi-annually starting June 30, 2005 ("Tranche A"). All of Tranche A was drawn down at December 30, 2004 and £680,000,000 remains outstanding at December 31, 2005 (2004—£700,000,000);

  (b)
  An 8-year repayment multi-currency term loan facility of £425,000,000, drawn in Euro, U.S. Dollars and pounds sterling in a single drawing, payable in two equal installments 7 1/2 and 8 years after the date on which the Senior Facilities were entered into (the "Closing Date") ("Tranche B"). All of Tranche B was drawn down at December 30, 2004 and remains outstanding at December 31, 2005;

  (c)
  A 9-year repayment multi-currency term loan facility of £325,000,000, drawn in Euro, U.S. Dollars and pounds sterling in a single drawing, payable in two equal installments 8 1/2 and 9 years after the Closing Date ("Tranche C"). All Tranche C was drawn down at December 30, 2004 and remains outstanding at December 31, 2005;

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
  A 9 1/2-year bullet repayment second lien term loan facility of £250,000,000, drawn in pounds sterling in a single drawing, payable 9 1/2 years after the Closing Date. All of the Second Lien Facility was drawn down at December 30, 2004 and remains outstanding at December 31, 2005;

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

Guarantees

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

Events of default

        The Facilities Agreements are subject to customary events of default including; non-payment of sums due under the Facilities, breach of covenants, material misrepresentations, cross default of certain other indebtedness, certain events of insolvency or bankruptcy, repudiation, unlawfulness, compliance with terms of applicable intercreditor deeds, and the occurrence of certain events likely to have a material adverse effect on our business. Upon the occurrence of an event of default, our ability to borrow under the Facilities may be terminated and we may be required to immediately repay all amounts outstanding under the Facilities.

Maturity profile

        The aggregate principal repayments required in each of the years ending December 31, 2006 through 2009 are as follows:

Years ending December 31,	£ millions	€ millions	$ millions	£ millions
2006	55	—	—	55
2007	90	—	—	90
2008	135	—	—	135
2009	160	—	—	160
2010	160	—	—	160
Thereafter	933	100	150	1,089

	1,533	100	150	1,689

Flextech Group bank facilities

        On May 10, 2005, the Company's Flextech subsidiaries entered into a new senior secured bank facility to finance the acquisition of sit-up, (the "Flextech Group bank facilities").

        This facility consisted of £110 million in term loans, which were fully drawn in connection with the acquisition and a £20 million revolving credit facility, which was undrawn at December 31, 2005. The term loans are to be repaid in semi-annual installments commencing December 31, 2005, with final maturity on June 30, 2009. The balance outstanding on December 31, 2005 was £102 million. Interest rates on the facility start at 1.75% above LIBOR with leverage ratchets down to 1% above LIBOR. The facility is secured by the assets of certain Flextech subsidiaries and sit-up along with Telewest's 50% share of the issued equity of UKTV.

Maturity profile

        The aggregate principal repayments required in each of the years ending December 31, 2006 through 2009 and thereafter are as follows:

Years ending December 31,	£ million
2006	12
2007	30
2008	30
To final maturity in 2009	30

102

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

15.   Income taxes

        The provisions for income taxes are summarized as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2003
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
	£ million
Current tax (expense)/benefit	(1)	—	—	7
Deferred tax expense	(1)	—	(1)	(23)

	(2)	—	(1)	(16)

        A reconciliation of income taxes determined using the statutory UK rate of 30% (2004 and 2003: 30%) to the effective rate of income tax is as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2003
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
	%	%	%	%
Corporate tax at UK statutory rates	30	30	30	30
US tax on interest income	54
Non-deductible expenses	62	—	(16)	(3)
Income not taxable	(8)	—	—	—
Prior year adjustment related to consortium relief from affiliates	(23)	—	—	40
Impact of income from affiliates	(62)	—	—	—
Change in valuation allowance	(23)	(30)	(15)	(77)
Other	(15)	—	—	—

Effective rate of taxation	15	—	(1)	(10)

        There has been a reduction in the deferred tax assets and a corresponding reduction in the valuation allowance of £61million which appears net in the rate reconciliation above, following a reduction in the net operating losses ("NOLs") initially recorded at the fresh start date, July 1, 2004. There is still a full valuation allowance provision against the UK deferred tax assets except where those assets can be offset against the UK deferred tax liabilities.

        Deferred income taxes and liabilities at December 31, 2005 and 2004 are summarized as follows:

	At December 31,
	2005	2004
	Reorganized Company	Reorganized Company
	£ million
Deferred tax assets relating to:
Fixed assets	769	698
Net operating loss carried forward	354	447
Capital losses	687	840
Other	24	16

Total deferred tax assets	1,834	2,001
Valuation allowance	(1,733)	(1,906)

Net deferred tax assets	101	95
Deferred tax liabilities relating to:
Intangible assets	(99)	(94)
Other	—	(1)
Investments in affiliates	(98)	(105)

Total deferred tax liabilities	(197)	(200)

	(96)	(105)

Current deferred tax asset	2	—
Deferred tax liability	(98)	(105)

	(96)	(105)

        At December 31, 2005 the Group estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of £1,180 million (2004: £1,490 million) available to relieve against future income. As described above, there was a change in NOLs that existed at fresh start and in the related valuation allowance, which has been reflected in the current period against the reorganization excess. From December 31, 2003 to June 30, 2004, the valuation allowance of the Predecessor Company increased by £19 million (2003: From December 31, 2002 to December 31, 2003, the valuation allowance increased by £128 million). The valuation allowance of the Reorganized Company decreased from £1,906 million at December 31, 2004 to £1,733 million at December 31, 2005 (2004: The valuation allowance of the Reorganized Company was established at £1,890 million on July 1, 2004 and increased to £1,906 million at December 31, 2004). Any initial recognition of the underlying tax assets (by elimination of the valuation allowance set up at fresh-start) has been allocated to reorganization excess.

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

16.   Stockholders' equity

        The Company issued one share on its incorporation on November 12, 2003. During the year ended December 31, 2004, the Company issued 245,000,000 shares of common stock with a par value of US$0.01 each, in connection with the financial restructuring of the Predecessor Company. The then equity value of the Company of £1,949 million established additional paid-in capital of £1,948 million. During the six months ended December 31, 2004, the Company issued an additional 80,628 shares of common stock in connection with restricted stock granted to employees. During the year ended December 31, 2005 the Company issued 927,268 shares of common stock in connection with the exercise of share options and grants of restricted stock. The total number of shares outstanding as at December 31, 2005 was 246,007,897 (2004: 245,080,629). Consolidated retained earnings includes £18 million in respect of the Company's share of undistributed earnings of affiliates accounted for using the equity method. It is the Company's policy not to pay dividends on its shares of common stock. There are no restrictions over the rights attaching to our shares of common stock.

        NTL Incorporated ("NTL"), Telewest and Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of NTL, or Original Merger Sub, entered into an agreement and plan of merger, or the original merger agreement, on October 2, 2005. On December 14, 2005, NTL, Telewest, Original Merger Sub and Neptune Bridge Borrower LLC, a Delaware limited liability company and a wholly owned subsidiary of Telewest, or Merger Sub, amended and restated the original merger agreement. There is no change to the economics of the transaction or to the proposed management of the combined company as a result of the amendment and restatement of the original merger agreement. The amended and restated merger agreement was further amended by amendment no. 1 thereto, dated as of January 30, 2006, or amendment no. 1 to the merger agreement. The amended and restated agreement and plan of merger, as so amended, is sometimes referred to in this joint proxy statement/prospectus as the merger agreement.

        Under the merger agreement, Telewest, which currently trades on NASDAQ under the symbol "TLWT," will file a second restated certificate of incorporation, or the charter amendment, to reclassify each share of Telewest common stock issued and outstanding immediately prior to the effective time of the reclassification into (i) 0.2875 shares of Telewest common stock existing immediately after the effective time of the reclassification, or Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock, and (ii) one share of Telewest Class B redeemable common stock, or Telewest redeemable common stock. At the effective time of the merger of Merger Sub with NTL, or the merger, which will occur immediately following the effective time of the reclassification, (i) each share of Telewest redeemable common stock will be automatically redeemed for $16.25 in cash without interest, and (ii) each share of NTL common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 2.5 shares of Telewest new common stock, together with cash in lieu of fractional shares of Telewest new common stock. The number of shares of combined company common stock into which shares of Telewest common stock will be reclassified and into which shares of NTL common stock will be converted in the merger has been determined on the same basis as contemplated by the original merger agreement, but adjusted as if NTL had undertaken a 2.5-for-1 stock split, or the stock split. Upon completion of the merger, Telewest stockholders will own approximately 25% and NTL stockholders approximately 75% of the combined company on a fully diluted basis based on currently outstanding shares, options and warrants. Upon completion of the merger, NTL will be wholly owned by Telewest. NTL common stock, which currently trades on NASDAQ under the symbol "NTLI," will be delisted. Immediately after the effective time of the merger, Telewest will change its name to "NTL Incorporated" and Telewest's ticker symbol will be changed to "NTLI," although it will initially trade under the ticker symbol "NTLID."

17.    Stock-based compensation

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

        Under the fair value recognition provisions of SFAS 123, stock-based compensation expense is measured at the grant date using a Black-Scholes model. Awards with graded vesting are treated as separate awards and accordingly the fair value is separately measured based on the different expected lives for the awards that vest each year. The compensation cost is recognized using the graded-vesting attribution method.

        The Company makes the following assumptions when measuring grant date fair value of stock-based compensation awards:

        Risk free interest rate—The risk free interest rate is assumed to be equal to the yield on zero coupon United States Treasury Bills on grant date.

        Expected life of stock options—Options are assumed to have an expected life equal to the vesting period plus six months for awards that vest within two years of grant date. All other options are assumed to have an expected life equal to the vesting period plus one year.

        Expected volatility—expected volatility of the share price of the Company over the expected life of an option is assumed to be equal to the average of volatilities of a comparator group consisting of BT Group PLC, Comcast Corporation, British Sky Broadcasting Group PLC and Vodafone Group PLC.

        Expected dividends—The Company does not expect to pay a dividend on its common stock at any time during the expected life of any outstanding option.

        Performance conditions—The Company assumes the performance criteria within its option plans will be met. The performance conditions within the Group's option plans are based on performance against annual budgets for each year of vesting under the graded-vesting arrangements.

        The Reorganized Company has recognized £12 million of stock-based compensation expense during the year ended December 31, 2005 (2004: £6 million), as a result of awards granted over 10,214,322 shares of the Company's common stock.

        The following tables summarize information about the Company's option, restricted stock and stock appreciation rights plans outstanding at December 31, 2005:

Stock options

	Stock options
Exercise price (US$)
	0.01(1)	13.70(1)	13.70(2)	13.70(3)	16.00(2)	16.00(1)	22.58(2)	22.58(3)	22.58(1)	TOTAL
Number of options/restricted stock outstanding at beginning of year	911,117	7,653,629	11,711	900,969	—	—	—	—	—	9,477,426
Granted	15,353	28,378	—	—	240,880	42,278	154,977	32,521	6,214	520,601
Exercised	(86,609)	(635,443)	(2,342)	(98,838)	(29,621)	(2,207)	—	—	—	(855,060)
Forfeited	—	(171,404)	—	(17,020)	(10,000)	—	—	—	—	(198,424)
Number outstanding at end of year	839,861	6,875,160	9,369	785,111	201,259	40,071	154,977	32,521	6,214	8,944,543
Exercisable at end of year	128,675	2,265,326	—	259,685	16,554	6,247	30,828	—	—	2,707,315
Weighted average remaining contractual life (years)	9.5	9.5	9.5	9.5	10.1	10.4	10.5	10.7	10.8
For stock options granted in the year:
Weighted average fair value at grant date (US$)	19.33	5.73	—	—	4.88	7.42	7.41	6.44	6.56
Weighted average fair value at grant date (£)	10.67	3.06	—	—	2.61	3.99	4.21	3.57	3.72
Weighted average share price at grant date (US$)	19.34	16.00	—	—	16.00	20.14	22.58	22.01	22.66
Weighted average expected life (years)	3.1	3.3	—	—	3.4	3.0	3.9	3.7	3.5
Weighted average expected volatility (%)	32	35	—	—	36	31	35	32	30
Weighted average risk-free rate (%)	3.5	3.4	—	—	3.4	3.7	3.8	4.0	4.5

(1)
Stock options with exercise price below market price on date of grant.

(2)
Stock options with exercise price equal to the market price on date of grant.

(3)
Stock options with exercise price above market price on date of grant.

	Restricted Stock	Stock Appreciation Rights(4)
Number outstanding at beginning of year	325,628	—
Granted	94,267	—
Exchanged(4)	(245,000)	245,000
Forfeited	(5,176)	—

Number outstanding at end of year	169,719	245,000

For restricted stock/stock appreciation rights granted/exchanged in the year:
Weighted average fair value at date of grant (US$)	16.05	17.68
Weighted average fair value at date of grant (£)	8.58	9.41

  All restrictions over grants of restricted stock expire during 2007.

(4)
On April 1, 2005, the Company entered into definitive employment and equity agreements with B. R. Elson, its Acting Chief Executive Officer. In connection with the execution of the employment agreement, Mr. Elson and the Company also agreed to substitute an award of 245,000 stock appreciation rights for the 245,000 shares of restricted stock previously granted to Mr. Elson on July 16, 2004. The stock appreciation rights vest quarterly in arrears over a 3-year period commencing on July 1, 2004. On July 19, 2008 or Mr. Elson's termination of employment, whichever is earlier, each vested stock appreciation right shall be converted into a stock unit and Mr. Elson will be paid, for each stock unit, an amount of cash equal to the fair market value of a share of the Company's common stock on the payment date. Upon the grant of the stock appreciation rights, the grant of restricted stock made to Mr. Elson on July 16, 2004 was cancelled. As at December 31, 2005 the Company has recognised a liability of £3 million in respect of this stock appreciation rights arrangement.

        The grant date fair values of options, restricted stock and stock appreciation rights have been translated to pounds sterling (£) at the US$ to £ exchange rate prevailing on the date of each grant.

        The following table summarizes information about the Company's option and restricted stock plans outstanding at December 31, 2004:

	Stock options
Exercise price (US$)					Restricted stock
	13.70(1)	13.70(2)	13.70(3)	0.01(1)
Number of options/restricted stock outstanding at beginning of year	—	—	—	—	—
Granted	7,924,350	11,711	900,969	939,778	325,628
Exercised	—	—	—	—	—
Forfeited	(270,721)	—	—	(28,661)	—

Number of options/restricted stock outstanding at end of year	7,653,629	11,711	900,969	911,117	325,628
Exercisable options at end of year	345,000	—	—	25,000	—
Weighted average fair value at grant date (US$)	4.21	4.36	2.93	13.74	13.73
Weighted average fair value at grant date (£)	2.25	2.35	1.57	7.33	7.33
Weighted average share price at grant date (US$)	13.77	13.70	12.42	13.75	N/A
Weighted average remaining contractual life (years)	10.5	10.5	10.5	10.5	N/A
Weighted average expected life (years)	3.2	3.5	2.9	3.6	N/A
Weighted average expected volatility (%)	38	38	35	41	N/A
Weighted average risk-free rate (%)	3.0	3.2	2.8	3.1	N/A
Weighted average expected dividend yield (%)	0.0	0.0	0.0	0.0	N/A
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

        On October 2, 2005, NTL Incorporated, a Delaware corporation ("NTL"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with the Company and Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of NTL ("Merger Subsidiary"). The Merger Agreement provides among other things that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will merge with and into Telewest, with Telewest continuing as the surviving corporation and a wholly owned subsidiary of NTL (the "Merger"). The terms of the Company's stock option, restricted stock and stock appreciation rights agreements for certain employees contain provisions that provide for acceleration of vesting of outstanding unvested stock awards on the occurrence of an "acceleration event." The Merger represents an acceleration event as defined by the terms of these agreements and therefore upon consummation of the Merger, the Company will accelerate vesting of outstanding unvested stock for certain employees. The impact of accelerated vesting would be to increase stock-based compensation expense during the period in which the Merger is consummated as compared to stock-based compensation expense in the year ended December 31, 2005.

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

        During the six months ended June 30, 2004 and the year ended December 31, 2003, no options or awards were granted over any ordinary shares of the Predecessor Company.

        If the Predecessor Company had applied the provisions of SFAS 123, the Predecessor Company's net loss would have been reported as the pro forma amounts indicated below:

	Six months ended June 30, 2004	Year ended December 31, 2003
	Predecessor Company	Predecessor Company
	£ million	£ million
Net loss as reported	(130)	(183)
Less: pro forma employee compensation cost related to stock options	—	—

Pro forma net loss	(130)	(183)

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

        A summary of the status of the Predecessor Company's performance-based share option plans as of June 30, 2004 and December 31, 2003, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004		Year ended December 31, 2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	72,020,360	124.4p	90,057,243	137.3p
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,286,155)	142.6p	(18,036,883)	189.0p

Outstanding at end of period	65,734,205	122.6p	72,020,360	124.4p

Options exercisable at period end	65,734,205	122.6p	43,737,285	141.2p
Weighted average fair value of options granted during the period		—		—

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

        The following table summarizes information about the Predecessor Company's performance-based share option plans outstanding at June 30, 2004:

	Options outstanding
				Options exercisable
		Weighted average remaining contractual life
Range of exercise prices	Number outstanding at June 30, 2004		Weighted average exercise price	Number exercisable at June 30, 2004	Weighted average exercise price
65.7–76.8p	11,207,175	6.5yrs	74.5p	11,207,175	74.5p
81.5–82.5p	1,677,912	7.1yrs	81.7p	1,677,912	81.7p
84.6–99.9p	1,051,040	0.9yrs	90.1p	1,051,040	90.1p
102.0–109.1p	31,044,443	6.6yrs	103.7p	31,044,443	103.7p
114.0–125.9p	8,533,764	6.3yrs	119.4p	8,533,764	119.4p
130.4–140.9p	224,174	2.5yrs	137.4p	224,174	137.4p
160.0–170.0p	761,971	5.8yrs	164.8p	761,971	164.8p
202.4–235.0p	10,812,145	6.0yrs	229.8p	10,812,145	229.8p
237.3–249.4p	187,465	5.8yrs	239.2p	187,465	239.2p
274.3–276.5p	29,019	4.9yrs	275.7p	29,019	275.7p
289.0–294.8p	205,097	5.3yrs	290.7p	205,097	290.7p

65.7–294.8p	65,734,205	6.4yrs	122.6p	65,734,205	122.6p

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

        A summary of the status of the Predecessor Company's fixed share option plans as of June 30, 2004 and December 31, 2003, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004		Year ended December 31, 2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	5,311,559	75.0p	8,969,286	78.0p
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(824,889)	64.4p	(3,657,727)	82.4p

Outstanding at end of period	4,486,670	76.9p	5,311,559	75.0p

Options exercisable at period end	4,486,670	76.9p	5,953	115.9p
Weighted average fair value of options granted during the period		—		—

        Share options were forfeited due to employees leaving the Predecessor Company before their share options became exercisable.

        Following the Predecessor Company's financial restructuring, all of the above options outstanding at June 30, 2004 were forfeited by December 21, 2004.

        The following table summarizes information about the Predecessor Company's fixed share options outstanding at June 30, 2004:

	Options outstanding
Range of exercise prices	Number outstanding at June 30, 2004	Weighted average remaining contractual life
58.5–88.3p	4,475,657	0.5yrs
115.9–191.0p	11,013	0.9yrs
58.5–191.0p	4,486,670	0.5yrs

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

        A summary of the status of the RSS as of June 30, 2004 and December 31, 2003, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004	Year ended December 31, 2003
	Number of shares	Number of shares
Outstanding at beginning of period	329,052	493,034
Granted	—	—
Exercised	(164,194)	—
Forfeited	(30,986)	(163,982)

Outstanding at end of period	133,872	329,052

Awards exercisable at period end	133,872	80,457
Weighted average fair value of awards granted during the period	—	—

        Share awards were forfeited due to employees leaving the Predecessor Company before their awards became exercisable.

        Of the 133,872 awards outstanding and exercisable at June 30, 2004, 42,119 awards were exercised for shares in the Predecessor Company on July 5, 2004 and 91,753 awards were forfeited on July 21, 2004 following the Predecessor Company's financial restructuring.

        Deferred compensation cost relating to the RSS was zero in the six months ended June 30, 2004 (2003: £57,000).

Telewest Long Term Incentive Plan ("LTIP")

        The LTIP provided for share awards to executive directors and senior executives. Under the LTIP, an executive would be awarded the provisional right to receive, for no payment, a number of Telewest shares with a value equating to a percentage of base salary. The shares would not vest unless certain performance criteria, based on total stockholder return assessed over a three-year period were met. The percentage of salary was determined by the Predecessor Company's Remuneration Committee and could have been up to 100% of base salary for executive directors.

        A summary of the status of the LTIP as of June 30, 2004, and December 31, 2003, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004	Year ended December 31, 2003
	Number of shares	Number of shares
Outstanding at beginning of period	66,121	423,272
Granted	—	—
Exercised	(66,121)	(42,448)
Forfeited	—	(314,703)

Outstanding at end of period	—	66,121

Awards exercisable at period end	—	66,121
Weighted average fair value of awards granted during the period	—	—

        Share awards were forfeited due to employees leaving the Predecessor Company before their awards became exercisable or due to performance criteria not being met.

        Deferred compensation cost relating to the LTIP was zero in the six months ended June 30, 2004 (2003: zero).

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

        A summary of the status of the Predecessor Company's EPP at June 30, 2004 and December 31, 2003, and the changes during the periods ended on those dates are presented below:

	Six months ended June 30, 2004	Year ended December 31, 2003
	Number of shares	Number of shares
Outstanding at beginning of period	196,709	305,570
Granted	—	—
Exercised	(72,498)	(103,394)
Forfeited	(1,095)	(5,467)

Outstanding at end of period	123,116	196,709

Options/awards exercisable at period end	123,116	196,709
Weighted average fair value of options/awards granted during the period	—	—

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

        Deferred compensation cost relating to the EPP in the six months ended June 30, 2004 was zero (2003: zero).

18.   Commitments and contingencies

Restricted cash

        At December 31, 2005, the Group had cash restricted as to use of £8 million (December 31, 2004: £26 million) representing £4 million cash which provides security for leasing and other obligations (2004—£11 million) and £4 million cash held in trust to settle the Predecessor Company's restructuring and liquidation expenses (2004—£15 million).

Long-term incentive plan

        On April 1, 2005 the Company's compensation committee approved the creation of a Long Term Incentive Plan ("LTIP"). The LTIP provides for the creation of a bonus pool if the Company meets certain performance objectives with respect to the 3-year period ending December 31, 2007. The performance objectives under the LTIP are set in relation to simple cash flow (defined as Adjusted EBITDA less capital expenditures) during the measurement period. Participants who are employed on the payment date will be eligible to receive an equal share of the bonus pool created (pro rata for individuals selected to participate after February 3, 2005). However, if the employment of a participant terminates for any reason prior to the payment date, he or she will not receive a bonus payment and his or her share of the bonus pool will be forfeited to the Company. Currently, 22 key management employees participate in the LTIP, including the Company's executive officers. The Compensation Committee may designate additional participants in the future.

        On October 1, 2005, the Committee amended the Company's LTIP to provide the following:

        Upon the occurrence of an Acceleration Event, participants in the LTIP will be entitled to a minimum payment under the LTIP based upon the extent to which the goals established under the LTIP have been satisfied (using assumptions and approximations as the Committee may select) as of the Acceleration Event.

        In the year ended December 31, 2005 the Company recorded an expense of zero in respect of the LTIP as the Company estimated that the performance objectives during the measurement period would not be met.

Merger related fees

        Merger related fees represent fees incurred in connection with our proposed merger with NTL, which is expected to complete during the first quarter of 2006. Success fees of approximately £5 million are payable contingent on the successful completion of the merger.

Deferred financing costs

        We expect that our bank facilities will be re-financed if our proposed merger with NTL is completed. We expect that such a re-financing would be accounted for as an extinguishment of debt and that we would write off all remaining unamortized deferred financing costs related to our existing bank facilities.

Other commercial commitments

        The following table includes information about other commercial commitments as of December 31, 2005. Other commercial commitments are items that the Group could be obligated to pay in the future. They are not required to be included in the balance sheet.

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	£ million
Guarantees(1)	13	10	2	1	—

(1)
Consists of performance and other guarantees of £10 million due in less than one year and £1 million due in one to three years and lease guarantees of £1 million due in one to three years and £1 million due in three to five years.

Legal matters

        Other than as set forth below, neither we nor any of our subsidiaries is or has been engaged in any legal or arbitration proceedings, nor are any such proceedings pending or threatened by or against them that may have, or have had during the past twelve months, a significant effect on our and our subsidiaries' financial position.

        A proceeding relating to the VAT status of Cable Guide and Zap magazines was instituted on June 29, 2001 by the Commissioners of Customs and Excise against Telewest Communications Group Limited and Telewest Communications (Publications) Limited. This proceeding was heard between October 21 and October 25, 2002 before the VAT and Duties Tribunal and as a result a judgment was passed down on January 21, 2003, which resulted in the provision of £16 million against revenue in the consolidated financial statements of the Predecessor Company. The item arose in respect of VAT payable in the period from January 2000 to July 2002. The magazines have since ceased publication. Therefore, the item represented the full extent of the Predecessor Company's VAT liability in respect of its magazine operations. The VAT tribunal held that the Predecessor Company's arrangements to protect the zero-rated VAT status of Cable Guide and Zap magazines could, in principle, be effective in creating a separate supply by Telewest Communications (Publications) Limited, which was not ancillary to the supply of pay-television services. However, in practice, the steps taken by the Predecessor Company were held to be insufficient to make the arrangements effective. The Predecessor Company appealed this decision in the High Court in November 2003. The appeal was unsuccessful and the Predecessor Company submitted a further appeal against the High Court's decision, which was heard by the Court of Appeal in the week commencing November 8, 2004. The Court of Appeal's judgment was received on February 10, 2005 and found in Telewest's favor on all points. The Commissioners of Customs and Excise applied for leave to make a further appeal to the House of Lords and such leave to appeal was declined. On April 7, 2005 we received £17.1 million from the Commissioners of Customs and Excise and following the House of Lords' decision to decline leave to appeal we received an additional settlement of £1.4 million from the Commissioners of Customs and Excise on June 24, 2005. The Company recognized £15.7 million as revenue and £2.8 million as interest during the year ended December 31, 2005.

Capital and operating leases

        The Group leases a number of assets under arrangements accounted for as capital leases, as follows:

	Acquisition costs	Accumulated depreciation	Net book value
	£ million
At December 31, 2004—Reorganized Company
Electronic equipment	39	(10)	29
Other equipment	48	(13)	35

At December 31, 2005—Reorganized Company
Electronic equipment	39	(27)	12
Other equipment	64	(21)	43

        Depreciation charged on these assets by the Reorganized Company was £33 million for the year ended December 31, 2005 and £25 million for the year ended December 31, 2004.

        Depreciation charged on these assets by the Predecessor Company was £23 million for the six months ended June 30, 2004 and £41 million for the year ended December 31, 2003.

        Minimum rental expense under such arrangements for the Reorganized Company amounted to £13 million for the year ended December 31, 2005 and £6 million for the year ended December 31, 2004.

        Minimum rental expense under such arrangements for the Predecessor Company amounted to £9 million for the six months ended June 30, 2004.

        Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 2005:

	Capital leases	Operating leases
	£ million
2006	61	18
2007	27	17
2008	15	15
2009	2	13
2010	—	12
2011 and thereafter	—	79

	105	154

Imputed interest	(8)

	97
Less current portion	(56)

Long term portion	41

        It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

        The Group leases capacity on its network to other telecommunications companies. These leases are accounted for as operating leases and revenues received will be recognized over the life of the leases as follows:

£ million
2006	1
2007	1
2008	1
2009	1
2010	1
2011 and thereafter	4

9

        The assets held under these leases are accounted for as follows:

	Acquisition costs	Accumulated depreciation	Net Book value
	£ million
At December 31, 2004—Reorganized Company
Cable and ducting	35	(1)	34
At December 31, 2005—Reorganized Company
Cable and ducting	34	(2)	32

        Depreciation charged on these assets by the Reorganized Company was £2 million for the year ended December 31, 2005 and £1 million for the year ended December 31, 2004.

        Depreciation charged on these assets by the Predecessor Company was £1 million for the six months ended June 30, 2004.

19.   Related party transactions

Identity of relevant related parties

        UKTV is a related party of the Group, as the Group owns 50% of the voting rights.

        sit-up Limited ("sit-up") was a related party of the Group as the Group owned 30.9% of the voting rights until March 22, 2005 and 49.9% from March 23, 2005 to May 11, 2005.

        Front Row Television Limited ("Front Row Television") is a related party of the Group as the Group owns 50% of the issued shares of common stock. The remaining 50% of the shares are owned by NTL, Inc.

        W.R. Huff Asset Management Co., L.L.C. ("Huff") have a greater than five percent interest in the common stock of the Company, following completion of the Predecessor Company's financial restructuring, which converted Huff's interest in the Predecessor Company's notes and debentures to common stock of the Company. Mr W.J. Connors and Mr M.J.McGuinness are directors of the Company and employees of Huff.

Nature of transactions

        The Group has billed overheads and costs incurred on their behalf to UKTV and sit-up of £8 million and zero during the year ended December 31, 2005 (2004: £6 million and zero, 2003: £7 million and £1 million) respectively. The Group has also made a loan to UKTV and purchased redeemable preference shares in UKTV. Interest charged on this loan and dividends received were £12 million for the year ended December 31, 2005 (2004: £12 million). Amounts due from UKTV and sit-up at December 31, 2005 were £169 million and zero respectively (2004: £184 million and zero) respectively.

        In the normal course of its business the Group purchases programming from UKTV on normal commercial terms. Purchases for the year ended December 31, 2005 were £11 million (2004: £11 million, 2003: £12 million). The balance due to UKTV at December 31, 2005 for purchases of programming was zero (2004: zero).

        In the normal course of business the Group purchases programming from Front Row Television on normal commercial terms. Purchases for the year ended December 31, 2005 were £6 million (2004: £8 million, 2003: £7 million). The balance due to Front Row television at December 31, 2005 for purchases of programming was zero (2004: £2 million).

        The Predecessor Company incurred fees from Huff of £2 million in connection with its financial restructuring for the six months ended June 30, 2004 and £1 million for the year ended December 31, 2003. All amounts were paid during the respective periods and therefore no amounts remained outstanding as at June 30, 2004.

20.   Segment information

        We operate in three segments: Cable, Content and sit-up. For the Cable segment our chief operating decision-maker receives performance and subscriber data for each of our telephony, television and internet product lines; however, support, service and network costs are compiled only at the Cable segment level. The Content segment supplies TV programming to the UK pay-television broadcasting market, and sit-up markets and retails a wide variety of consumer products, primarily by means of televised shopping programs using an auction-based format. Each of the Content and sit-up segments' operating results, which are separate from the Cable segment, are regularly reviewed separately by the chief operating decision-maker. Revenues derived by the Content segment from the

Cable segment and revenues derived by the Cable segment from the sit-up segment are eliminated on consolidation.

	Year ended December 31, 2005	Year ended December 31, 2004	Six months ended June 30, 2004	Year ended December 31, 2003
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million	£ million
CABLE SEGMENT
Consumer Sales Division revenue	1,009	479	470	907
Business Sales Division revenue	251	126	130	278

Revenues from external customers	1,260	605	600	1,185
Inter-segment revenue(1)	1	—	—	—

Cable segment total revenue	1,261	605	600	1,185

Cable segment Adjusted EBITDA	555	249	236	429
Cable segment total assets	3,872	3,976	3,275	3,323
CONTENT SEGMENT
Revenues from external customers	132	59	54	113
Inter-segment revenues(2)	10	5	5	10

Content segment total revenue	142	64	59	123

Content segment Adjusted EBITDA	14	1	8	5
Content segment total assets	463	368	582	566
SIT-UP SEGMENT
Revenues from external customers and sit-up segment total revenue	166	—	—	—

sit-up segment Adjusted EBITDA	8	—	—	—
sit-up segment total assets	183	—	—	—
Reconciliation to operating income
Cable segment Adjusted EBITDA	555	249	236	429
Content segment Adjusted EBITDA	14	1	8	5
sit-up segment Adjusted EBITDA	8	—	—	—

	577	250	244	434
Financial restructuring charges	—	—	(21)	(25)
Merger related fees	(6)	—	—	—
Depreciation	(399)	(204)	(184)	(389)
Amortization of intangible assets	(44)	(18)	—	—

Operating income	128	28	39	20

Total assets	4,518	4,344	3,857	3,889

(1)
Inter-segment revenues are revenues of our Cable segment which are costs in our sit-up segment and which are eliminated on consolidation.

(2)
Inter-segment revenues are revenues of our Content segment which are costs in our Cable segment and which are eliminated on consolidation.

21.   Quarterly financial information (unaudited)

	2005
	Fourth quarter	Third quarter	Second quarter	First quarter
	Reorganized Company	Reorganized Company	Reorganized Company	Reorganized Company
	£ million	£ million	£ million	£ million
Revenue	435	404	381	338
Operating income	23	33	48	24
Net (loss)/income	(14)	5	19	1
Basic and diluted (loss)/earnings per share of common stock	£(0.06)	£0.02	£0.08	£0.00
	2004
	Fourth quarter	Third quarter	Second quarter	First quarter
	Reorganized Company	Reorganized Company	Predecessor Company	Predecessor Company
	£ million	£ million	£ million	£ million
Revenue	336	328	326	328
Operating income	18	10	20	19
Net loss	(17)	(29)	(126)	(4)
Basic and diluted loss per share of common stock	£(0.07)	£(0.12)

        Comparable earnings per share information for the first and second quarters of 2004 has not been presented since such pro forma information would not be meaningful as a result of the financial restructuring of the Predecessor Company during 2004.

TELEWEST GLOBAL, INC.

SCHEDULE I—CONDENSED STAND-ALONE BASIS FINANCIAL INFORMATION
OF REGISTRANT

CONDENSED BALANCE SHEETS

(in £ millions, except share and per share data)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	1	—

Total current assets	1	—

Other assets	2	—
Equity investment in Telewest UK Limited	1,953	1,905

Total assets	1,956	1,905

Liabilities and stockholders' equity
Current liabilities	20	1
Stockholders' equity
Preferred stock—US$0.01 par value; authorized 5,000,000, issued none (2005 & 2004)	—	—
Common stock—US$0.01 par value; authorized 1,000,000,000, issued 246,007,897 (2005) and 245,080,629 (2004)	1	1
Additional paid-in capital	1,970	1,949
Accumulated deficit	(35)	(46)

Total stockholders' equity	1,936	1,904

Total liabilities and stockholders' equity	1,956	1,905

See accompanying notes to the condensed financial statements.

TELEWEST GLOBAL, INC.

CONDENSED STAND-ALONE BASIS FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF OPERATIONS

(in £ millions)

	Year ended December 31,
	2005	2004
Operating expenses
General and administrative expenses	(25)	(2)

Operating loss	(25)	(2)

Share of Telewest UK Limited net income/(loss)	42	(44)

Income/(loss) before income taxes	17	(46)

Income taxes	(6)	—

Net income/(loss)	11	(46)

See accompanying notes to the condensed financial statements.

TELEWEST GLOBAL, INC.

CONDENSED STAND-ALONE BASIS FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS

(in £ millions)

	Year ended December 31,
	2005	2004
Cash flows from operating activities
Net income/(loss)	11	(46)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation expense	12	1
Deferred tax credit	(2)	—
Share of Telewest UK Limited net (income)/loss	(42)	44
Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
Change in other liabilities	10	—

Net cash used in operating activities	(11)	(1)

Cash flows from financing activities
Proceeds from intercompany funding	6	1
Proceeds from issuance of common stock	6

Cash provided by financing activities	12	1

Net increase in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	1	—

See accompanying notes to the condensed financial statements.

TELEWEST GLOBAL, INC.

NOTES TO CONDENSED STAND-ALONE BASIS FINANCIAL INFORMATION
OF REGISTRANT

1. Basis of Preparation

        The accompanying condensed financial information represents the accounts of Telewest Global, Inc. on a stand-alone basis. Substantially all footnote disclosures are omitted. Reference is made to the audited consolidated financial statements and footnotes of Telewest Global, Inc. and subsidiaries as at December 31, 2005 and for the year ended December 31, 2005, which appear on pages F-2 to F-59.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 20, 2005.)
2.2
Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 30, 2006, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Amendment No. 1 to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 30, 2006 (Registration No. 333-130364).)
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
4.2
Rights Agreement, dated March 25, 2004, between Telewest Global, Inc., and The Bank of New York, as Rights Agent (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
4.3
Form of Certificate of Common Stock of Telewest Global, Inc. (Incorporated by reference to Telewest Global Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
4.4
Amendment No. 1, dated as of October 2, 2005, to the Rights Agreement, dated as of March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Telewest Global. Inc.'s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2005 as filed with the Securities and Exchange Commission on November 10, 2005.)
4.5
Registration Rights Agreement dated March 25, 2004 among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Amendment No. 1 to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on January 30, 2006 (Registration No. 333-130364).)
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
10.4
Amendments to Employment Agreement, dated October 18, 2004, between Stephen Cook and Telewest Communications Group Limited. (Incorporated by reference to Telewest Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005.)
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
10.7
Letter Agreement, dated February 13, 2004, between Barry Elson and Telewest Communications plc (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on March 30, 2004 (Registration No. 333-110815).)
10.8
Employment Agreement, dated March 6, 2000, between Neil Smith and Telewest Communications Group Limited, as amended by letter agreement dated September 24, 2002 and letter agreement dated August 25, 2003. (Incorporated by reference to Telewest Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005.)
10.9
Amendments to Employment Agreement, dated October 18, 2004, between Neil Smith and Telewest Communications Group Limited. (Incorporated by reference to Telewest Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005.)
10.10
Form of Indemnification Agreement between Telewest Global, Inc. and its directors and officers. (Incorporated by reference to Telewest Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005.)
10.11
Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Telewest Global, Inc.'s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 9, 2004 (Registration No. 333-117262).)
10.12
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

10.14
Form of Directors Non-qualified Stock Option Agreement for Telewest Global, Inc.'s directors. (Incorporated by reference to Telewest Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005.)
10.15
Form of Telewest Global, Inc.'s Non-qualified Stock Option Agreement. (Incorporated by reference to Telewest Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005.)
10.16
Transfer Agreement, dated July 13, 2004, among Telewest Communications plc, Telewest Global, Inc. and Telewest UK Limited (Incorporated by reference to Telewest Global Inc.'s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 16, 2004 (Registration Number 333-115508).)
10.17
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
10.18
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
10.20
Employment Agreement, dated as of July 19, 2004, by and between Telewest Global, Inc. and Barry Elson (Incorporated by reference to Post-Effective Amendment No. 1 to Telewest Global, Inc.'s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April 12, 2005 (Registration No. 333-115508).)
10.21
Amendment to Employment Agreement, dated as of June 16, 2005, by and between Telewest Global, Inc. and Barry Elson (Incorporated by reference to Telewest Global. Inc.'s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2005 as filed with the Securities and Exchange Commission on August 11, 2005.)
10.22
General Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.)

10.23
Form of Amendment Applicable to Options Held by Barry Elson (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.)
10.24
Form of Amendment Applicable to Options Held by Eric J.Tveter with a Per Share Exercise Price of $0.01 (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.)
10.25
General Form of Amendment to Restricted Stock Agreement (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.)
10.26
Telewest Global, Inc. Amended and Restated Long-Term Incentive Plan (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.)
10.27
Form of Telewest Global, Inc.'s Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission December 21, 2005.)
10.28
Employment Agreement, dated January 31, 2006, between Malcolm Wall and Telewest Communications Group Limited, (Incorporated by reference to Telewest Global, Inc.'s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 7, 2006.)
14
Code of Ethics (Incorporated by reference to Telewest Global, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005.)
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
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telewest Global, Inc. (Registrant)

Date: February 28, 2006	/s/ NEIL SMITH Name: Neil Smith Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ BARRY R. ELSON Name: Barry R. Elson	Acting Chief Executive Officer and Director
/s/ COB STENHAM Name: Anthony W.P. (Cob) Stenham	Chairman of the Board and Director
/s/ NEIL SMITH Name: Neil Smith	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Name: William J. Connors	Director
/s/ JOHN DUERDEN Name: John H. Duerden	Director
/s/ MARNIE GORDON Name: Marnie S. Gordon	Director
Name: Michael Grabiner	Director
Name: Michael J. McGuiness	Director
/s/ STEVEN SKINNER Name: Steven R. Skinner	Director