Form 10-Q
period 2006-03-31
NTL INC
filed 2006-05-10
CIK 1270400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50886

NTL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	59-3778247
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
909 Third Avenue, Suite 2863
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 906-8440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 288,622,040.

NTL INCORPORATED

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include:

•       the failure to obtain and retain expected synergies from the merger of the legacy NTL and Telewest businesses and from the proposed transaction with Virgin Mobile;

•       rates of success in executing, managing and integrating key acquisitions, including the merger with Telewest and the proposed transaction with Virgin Mobile;

•       the ability to achieve business plans for the combined company;

•       the ability to manage and maintain key customer relationships;

•       the ability to fund debt service obligations through operating cash flow;

•       the ability to obtain additional financing in the future and react to competitive and technological changes;

•       the ability to comply with restrictive covenants in NTL’s indebtedness agreements;

•       the ability to control customer churn;

•       the ability to compete with a range of other communications and content providers;

•       the effect of technological changes on NTL’s businesses;

•       the functionality or market acceptance of new products that NTL may introduce;

•       possible losses in revenues due to systems failures;

•       the ability to maintain and upgrade NTL’s networks in a cost-effective and timely manner;

•       the reliance on single-source suppliers for some equipment and software;

•       the ability to provide attractive programming at a reasonable cost; and

•       the extent to which NTL’s future earnings will be sufficient to cover its fixed charges.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on February 28, 2006 and the Form 10-K of NTL Holdings Inc. that was filed with the SEC on March 1, 2006. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Effect of Merger

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.). Because this transaction is accounted for as a reverse acquisition, the financial statements included in this Form 10-Q for the period through March 3, 2006 are those of the corporation now known as NTL Holdings Inc. For the period since March 3, 2006 these financial statements reflect the acquisition of Telewest Global, Inc. (“Telewest”). See note 1 to the financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

NTL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£518.3	£735.2
Restricted cash	7.5	3.4
Marketable securities	—	96.9
Accounts receivable—trade, less allowances for doubtful accounts of £39.7 (2006) and £41.7 (2005)	344.5	191.8
Inventory for re-sale	9.1	—
Prepaid expenses and other current assets	119.7	112.4
Total current assets	999.1	1,139.7
Fixed assets, net	6,227.0	3,294.9
Goodwill	1,350.5	—
Reorganization value in excess of amounts allocable to identifiable assets	193.0	193.0
Customer lists, net	1,017.2	247.6
Other intangible assets, net	71.2	2.4
Investments in and loans to affiliates, net	370.5	—
Programming inventory	37.4	—
Other assets, net of accumulated amortization of £10.5 (2006) and £32.2 (2005)	131.1	110.9
Total assets	£10,397.0	£4,988.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£309.4	£176.9
Accrued expenses and other current liabilities	581.5	291.1
Interest payable	56.7	37.8
Deferred revenue	233.0	103.2
Current portion of long-term debt	53.5	0.8
Total current liabilities	1,234.1	609.8
Long-term debt, net of current portion	5,849.9	2,279.2
Deferred revenue and other long-term liabilities	169.1	134.3
Deferred income taxes	138.8	9.2
Minority interest	0.6	1.0
Total liabilities	7,392.5	3,033.5
Commitments and contingent liabilities
Shareholders’ equity
Common stock	1.6	1.2
Additional paid-in capital	3,744.2	2,671.0
Treasury stock	—	(114.0)
Accumulated other comprehensive income	27.3	45.5
Accumulated deficit	(768.6)	(648.7)
Total shareholders’ equity	3,004.5	1,955.0
Total liabilities and shareholders’ equity	£10,397.0	£4,988.5

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2006	2005
Revenue	£611.4	£497.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(254.9)	(206.9)
Selling, general and administrative expenses	(158.1)	(119.8)
Other charges	(8.4)	(0.4)
Depreciation	(149.3)	(130.3)
Amortization	(36.8)	(27.4)
	(607.5)	(484.8)
Operating income	3.9	13.0
Other income (expense)
Interest income and other, net	8.6	6.5
Interest expense	(83.8)	(70.1)
Share of income from equity investments	1.4	—
Foreign currency transaction losses	(10.0)	(4.0)
Loss on extinguishment of debt	(32.4)	—
Losses on derivative instruments	(9.2)	—
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(121.5)	(54.6)
Income tax expense	—	(11.3)
Minority interest income	0.4	—
Cumulative effect of change in accounting principle	1.2	—
Loss from continuing operations	(119.9)	(65.9)
Discontinued operations
Income from discontinued operations before income taxes	—	7.3
Gain on disposal of assets	—	514.6
Income tax expense	—	(0.2)
Income from discontinued operations	—	521.7
Net (loss) income	£(119.9)	£455.8
Basic and diluted (loss) from continuing operations per share	£(0.51)	£(0.30)
Basic and diluted income from discontinued operations per share	£—	£2.41
Basic and diluted net (loss) income per share	£(0.51)	£2.11
Average number of shares outstanding	236.5	216.5

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three months ended March 31,
	2006	2005
Net cash provided by operating activities	£207.3	£157.4
Investing activities
Purchase of fixed assets	(135.3)	(73.8)
Investments in and loans to affiliates	4.9	—
Acquisition of subsidiaries, net of cash acquired	(1,999.2)	—
Proceeds from the sale of fixed assets	0.7	—
Decrease (increase) in restricted cash	4.2	(2.0)
Proceeds from sale of broadcast operations, net	—	1,221.4
Net cash (used in) provided by investing activities	(2,124.7)	1,145.6
Financing activities
Proceeds from employee stock option exercises	27.2	0.4
Purchase of stock	—	(69.2)
New borrowings	5,000.0	—
Principal payments on long-term debt	(3,241.3)	(500.2)
Financing fees	(80.0)	—
Net cash provided by (used in) financing activities	1,705.9	(569.0)
Cash flow from discontinued operations
Net cash used by operating activities	—	(6.0)
Net cash used by investing activities	—	(3.0)
Net cash used in discontinued operations	—	(9.0)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(7.4)
(Decrease) increase in cash and cash equivalents	(216.9)	717.6
Cash and cash equivalents, beginning of period	735.2	125.2
Cash and cash equivalents, end of period	£518.3	£842.8

See accompanying notes.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for NTL Holdings Inc. for the year ended December 31, 2005.

On March 3, 2006, NTL Holdings Inc. (“NTL Holdings”), formerly known as NTL Incorporated, merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc, or “Telewest”). The merger has been accounted for as a reverse acquisition in which NTL Holdings is treated as the accounting acquirer, primarily because NTL Holdings shareholders owned approximately 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated. As a result, the historical financial statements of NTL Holdings became the historical financial statements of NTL Incorporated as of the completion of the merger. Therefore, the results for the quarter ended March 31, 2005 reflect the operations and cash flows of NTL Holdings only and the balance sheet at December 31, 2005 reflects the financial position of NTL Holdings only. The results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions and Disposals

Reverse Acquisition of Telewest

On March 3, 2006 NTL Holdings (formerly known as NTL Incorporated) merged with a subsidiary of NTL Incorporated (formerly known as Telewest) and the merger  has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the UK’s largest provider of residential broadband and the UK’s leading provider of triple play services. In connection with this transaction, Telewest changed its name to NTL Incorporated.

The total purchase price of approximately £3.5 billion includes cash of approximately £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £33.3 million and estimated direct transaction costs of £25.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £13.00 ($22.90) is based on an average of the closing prices of Telewest common stock for a range of trading days (September 29, September 30, October 3, October 4 and October 5, 2005) around the announcement date of the proposed merger (October 3, 2005). The cash payment of £2.3 billion was based on the redemption value of $16.25 (£9.30) per share of Telewest redeemable common stock issued in exchange for Telewest common stock in the transaction and 246.0 million shares of Telewest redeemable common stock so issued.

The outstanding options to purchase shares of NTL Holdings Inc. common stock were exchanged for options to purchase shares of NTL Incorporated new common stock with the same terms and conditions.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 2—Acquisitions and Disposals (Continued)

The outstanding options to purchase shares of Telewest common stock were converted into options to purchase shares of NTL Incorporated new common stock at an option price calculated in accordance with the formula in the merger agreement. In accordance with the terms of Telewest’s equity-based plans, a significant proportion of Telewest’s outstanding options that were granted prior to March 3, 2006 vested upon completion of the merger. All vested and unvested options of Telewest have been recorded at their fair value by using the Black-Scholes option pricing model.

Based on a preliminary independent valuation, which may change upon receipt of the final valuation, the total purchase price of approximately £3.5 billion has been allocated as follows (in millions) (unaudited):

Acquisition Date
Cash and cash equivalents, including restricted cash	£303.1
Accounts receivable	155.2
Prepaid expenses and other current assets	47.8
Fixed assets	2,966.5
Programming inventory	33.4
Investments in and loans to affiliates	374.9
Amortizable intangible assets:
Customer lists	804.8
Trade names	16.3
Licences	37.4
Intangible assets with indefinite lives:
Goodwill	1,350.5
Trade names	17.1
Accounts payable	(144.9)
Long term debt, including current portion	(1,873.6)
Other current liabilities	(460.9)
Other long-term liabilities	(39.3)
Deferred income taxes	(129.5)
Total purchase price	£3,458.8

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending finalization of valuations performed by third party experts, finalization of management’s integration plan pertaining to the acquired business and completion of a review of certain historical matters.

Amortizable intangible assets

Of the total purchase price, approximately £858.5 million has been allocated to amortizable intangible assets including customer lists, trade names and licenses. Customer lists represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Telewest. NTL expects to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of between 5 and 8 years.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 2—Acquisitions and Disposals (Continued)

Trade names represent the Telewest and Blueyonder brand names and the names of the Content segment’s TV channels. The fair value of these assets was determined utilizing a relief from royalty method. We expect to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of between 1 and 9 years.

Licences represent contracts to broadcast television content over a digital broadcasting system in the United Kingdom. The fair value of these contracts was determined utilizing the income approach. NTL expects to amortize the fair value of these assets on a straight-line basis over a weighted average estimated useful life of approximately 4 years.

Pro forma results

The pro forma results for the three month period ended March 31, 2006 include the results of Telewest from January 1, 2006 through March 3, 2006 (the acquisition date). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of NTL that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of NTL.

The following pro forma financial information presents the combined results of operations of NTL and Telewest as if the acquisition had occurred as of the beginning of the periods presented (in millions, except per share data) (unaudited):

	Three months ended March 31
	2006	2005
Revenue	£888.8	£833.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(369.0)	(327.5)
Selling, general and administrative expenses	(242.8)	(205.0)
Other charges	(8.9)	(0.4)
Depreciation	(210.4)	(220.0)
Amortization	(58.6)	(60.0)
	(889.7)	(812.9)
Operating (loss) income	(0.9)	20.3
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(149.8)	(146.2)
Loss from continuing operations	(147.4)	(157.5)
Discontinued operations:
Income from discontinued operations	—	521.7
Net (loss) income	£(147.4)	£364.2
(Loss) income from continuing operations before income taxes and cumulative effect of change in accounting principle per share	£(0.53)	£(0.51)
Net (loss) income per share	£(0.52)	£1.28

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 2—Acquisitions and Disposals (Continued)

The pro forma financial information above includes the following material, non-recurring charges: write-offs of historical deferred finance charges of £32.4 million in the three months ended March 31, 2006 and £57.8 million in the three months ended March 31, 2005; acquisition-related charges of £16.3 million in the three months ended March 31, 2006; other charges including restructuring charges, of £8.9 million in the three months ended March 31, 2006 and £0.4 million in the three months ended March 31, 2005.

Proposed Acquisition of Virgin Mobile

On April 4, 2006, we announced that we had reached agreement with the independent board of directors of Virgin Mobile (UK) Holdings plc (“Virgin Mobile”) on the terms of a cash offer, with a share alternative offer and a share and cash alternative offer, to be made by the Company and one of its wholly-owned subsidiaries to acquire 100% of the shares of Virgin Mobile (the “Offer”). Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with 4.3 million customers.

Virgin Mobile shareholders may elect to receive, for each share of Virgin Mobile, (a) £3.72 in cash, (b) 0.23245 shares of our common stock, or (c) 0.18596 shares of our common stock plus £0.67 in cash. Virgin Group Investments Limited and Virgin Entertainment Investment Holdings Ltd. have irrevocably agreed to elect alternative (c) above in respect of Virgin Group’s aggregate beneficial interest in approximately 71.2% of Virgin Mobile’s shares. Other shareholders holding an additional 0.82% of the Company have also irrevocably agreed to accept the Offer.

We and Virgin Mobile intend to implement the Offer through a U.K. Scheme of Arrangement. A document outlining the terms of the Offer and the Scheme of Arrangement in greater detail was posted to Virgin Mobile shareholders on or around April 28, 2006. Virgin Mobile shareholders will be asked at a meeting of shareholders to approve the Scheme of Arrangement. The court will then be asked to confirm the fairness of the Scheme. The transaction does not require approval by our shareholders.

We will finance the cash portion of the Offer (approximately £414 million, assuming that all of the shareholders other than those affiliated with the Virgin Group take cash), the refinancing of Virgin Mobile’s outstanding indebtedness (approximately £193 million as at September 30, 2005) and transactional expenses through £475 million of additional bank borrowings committed under its existing facility and cash on hand.

We have also entered into a trade mark license agreement with Virgin Enterprises Limited under which we will be entitled to use certain Virgin trade marks within the United Kingdom and Ireland. The agreement is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net is entitled to use the Virgin brand in relation to its internet business and, on the acquisition of Virgin Mobile, will replace

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 2—Acquisitions and Disposals (Continued)

the existing Virgin Mobile license agreement. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. Under the U.K. Takeover Code, the license agreement is subject to approval by a majority of the shareholders of Virgin Mobile other than those associated with affiliates of the Virgin Group.

Disposal of Broadcast and Ireland operations

On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the three months ended March 31, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £514.6 million.

On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from our results of continuing operations for the three months ended March 31, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations.

As a result of the sale of our broadcast and Ireland operations, we have accounted for the broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively. Revenue from the broadcast operations reported in discontinued operations for the three months ended March 31, 2005 was £21.4 million. Pre-tax income from broadcast operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005, was £4.1 million. Revenue from the Ireland operations reported in discontinued operations for the three months ended March 31, 2005 was £19.2 million. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was £3.2 million.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 3—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	March 31, 2006	December 31, 2005
	(Unaudited)
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,350.5	£—
Reorganization value in excess of amounts allocable to identifiable assets		193.0	193.0
Trade names		17.1	—
		£210.1	£193.0
Intangible assets subject to amortization:
Costs
Trade names and licenses	1 – 9 years	£56.0	£3.2
Customer lists	5 – 8 years	1,365.9	560.6
		1,421.9	563.8
Accumulated amortization
Trade names and licenses		1.9	0.8
Customer lists		348.7	313.0
		350.6	313.8
		£1,071.3	£250.0

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £214.5 million in 2006, £234.0 million in 2007, £162.8 million in 2008, £131.6 million in 2009 and £124.3 in 2010.

Note 4—Long-Term Debt

Long-term debt consists of (in millions):

	March 31, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014	£244.4	£247.3
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	157.0	155.0
Senior credit facility	3,200.0	1,463.0
Senior bridge facility	1,809.0	—
Capital leases	111.7	38.2
Other	6.3	1.5
	5,903.4	2,280.0
Less: current portion	(53.5)	(0.8)
	£5,849.9	£2,279.2

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 4—Long-Term Debt (Continued)

The effective interest rates on the variable interest rate debt were as follows:

	March 31, 2006	December 31, 2005
Senior credit facility	6.2%	6.9%
Senior bridge facility	10.8%	—

On March 3, 2006 we prepaid £1,358.1 million in respect of NTL Holding’s senior credit facility, £1,686.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. All of these facilities were repaid in full utilizing borrowings under our new senior credit facilities.

Our new senior credit facilities provide for a senior secured credit facility in an aggregate principal amount of £3,775 million, comprising a £3.2 billion 5-year amortizing Tranche A term loan facility, a £175 million 5-year amortizing Tranche A-1 term loan facility, a £300 million 6 1/2 year bullet Tranche B-1 term loan facility, and a £100 million 5-year multicurrency revolving credit facility. Tranche A has been drawn in full whereas Tranches A-1 and B-1 remain undrawn as these tranches can only be issued for purposes of financing the purchase price for our potential acquisition of Virgin Mobile. We must satisfy certain conditions precedent typical for a transaction of this type in order to draw on these two tranches. We announced an offer on April 4, 2006 to acquire all outstanding shares of Virgin Mobile through a U.K. scheme of arrangement but no assurances can be made that such offer will be successful or that we will use these facilities to fund such offer.

Our bridge facilities comprise a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion made available to one of our subsidiaries, Neptune Bridge Borrower LLC. This facility has been drawn in full in the U.S. dollar equivalent of $3,146.4 million and the proceeds were used in connection with the reverse acquisition of Telewest.

The U.S. dollar-denominated 8.75% senior notes due 2014, the sterling-denominated 9.75% senior notes due 2014, and the euro-denominated 8.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004.

Note 5—Employee Benefit Plans

The components of net periodic pension cost in the three months ended March 31, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended March 31,
	2006	2005
Service costs	£0.7	£1.0
Interest costs	3.9	3.6
Expected return on plan assets	(4.2)	(3.4)
Settlements and curtailments	0.3	(0.1)
Net periodic benefit costs	£0.7	£1.1

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 5—Employee Benefit Plans (Continued)

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three months ended March 31, 2006 we contributed £0.5 million to our pension plans. We anticipate contributing an additional £1.7 million to fund our pension plans in 2006 for a total of £2.2 million.

Note 6—Other Charges Including Restructuring Charges

Other charges of £8.4 million for the three months ended March 31, 2006, relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest. As part of our integration with Telewest we are performing an internal review and have begun programs to drive efficiencies throughout the combined organization. Liabilities with respect to Telewest property lease exit costs and Telewest involuntary employee termination costs were recognized on the balance sheet of the acquired entity in accordance with EITF 95-3 “Recognition of Liabilities in Connection with Purchase Combinations”. Liabilities with respect to NTL property exit costs and involutary employee termination costs under the restructuring program are recorded in the period the liability is incurred or the plan is communicated to employees. As of March 31, 2006, we have incurred £12.8 million, and we expect to incur a total of approximately £133 million, of costs to fully execute this program.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at March 31, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	1.1	1.1
Utilized	—	(1.0)	(1.0)
Balance, March 31, 2006	£—	£45.4	£45.4

Acquisition restructuring provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	34.8	33.2	68.0
Charged to expense	3.4	3.9	7.3
Utilized	(12.8)	—	(12.8)
Balance, March 31, 2006	£25.4	£37.1	£62.5

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 7—Stockholders’ Equity and Share Based Compensation

In connection with the reverse acquisition, each share of NTL Holdings Inc (formerly known as NTL Incorporated) common stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive 2.5 shares of NTL Incorporated new common stock. On March 3, 2006, we issued 212,931,048 of common stock for this purpose. For accounting purposes, the acquisition of NTL Holdings Inc. has been treated as a reverse acquisition. Accordingly, the 212,931,048 shares issued to acquire NTL Holdings, Inc. have been treated as outstanding from January 1, 2004 (as adjusted for historical issuances and repurchases during the period from January 1, 2004 to March 3, 2006). In addition, on March 3, 2006, each share of Telewest Global Inc’s common stock issued and outstanding immediately prior to the acquisition was converted into 0.2875 shares of NTL Incorporated new common stock, (and redeemable stock that was redeemed). These 70,728,375 shares of NTL Incorporated new common stock have been treated as issued on the acquisition date.

In accordance with the preceding paragraph, the outstanding shares as of December 31, 2005 and weighted average shares outstanding for the three months ended March 31, 2005 were restated as follows (in millions):

Outstanding shares:

Number of shares
December 31, 2005 outstanding shares as previously reported by NTL Holdings, (formerly known as NTL Incorporated)	85.2
Multiplied by share exchange ratio in reverse acquisition	2.5
Shares at December 31, 2005 (after giving effect to reverse acquisition)	212.9
Effect of the reverse acquisition—conversion of NTL Incorporated (formerly known as Telewest Global Inc) shares	70.7
Issuances and purchases during the period	4.5
March 31, 2006 outstanding shares	288.1

For three months ended March 31, 2005;

Weighted average shares outstanding as previously reported	86.6
Share exchange ratio in reverse acquisition	2.5
Weighted average shares outstanding , as restated	216.5

As at March 31, 2006, we had authorized shares totaling one billion and issued and outstanding shares totaling 288.1 million.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 7—Stockholders’ Equity and Share Based Compensation (Continued)

Basic and diluted earnings per share is computed by respectively dividing the loss from continuing operations, income from discontinued operations and the net (loss) income by the weighted average number of shares outstanding during the three months ended March 31, 2006 and 2005. Outstanding warrants, options to purchase 38.5 million shares and 0.8 million shares of restricted stock at March 31, 2006 are excluded from the calculation of diluted earnings per share, since the inclusion of such warrants, options and shares is anti-dilutive. The average number of shares outstanding for the three months ended March 31, 2006 is computed as follows (in millions):

Number of Shares
Number of shares outstanding at start of period	212.9
Issues of common stock	23.6
Repurchase of stock	—
Average shares outstanding	236.5

The following table summarizes the activity of NTL Incorporated option plans for the 2006 interim period. All values are adjusted for the 2.5 conversion of shares on the reverse acquisition of Telewest.

	Options to purchase common stock	Weighted average exercise price
Outstanding at the beginning of the period	7,756,241	$14.89
Granted:
As part of the purchase transaction	5,193,645	$14.17
Other	4,234,394	$19.11
Exercised	(3,866,528)	$12.78
Forfeited, expired or cancelled	(635,267)	$19.10
Outstanding at the end of the period	12,682,485	$16.44
Exercisable at the end of the period	4,141,340	$14.04

As disclosed in the 2005 Annual Report on Form 10-K for NTL Holdings, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment effective January 1, 2006. As a result, we have recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

Total share based compensation expense included in sales, general and administrative expenses in the statement of operations was £6.3 million and £3.0 million for the quarters ended March 31, 2006 and 2005, respectively.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 7—Stockholders’ Equity and Share Based Compensation (Continued)

The following table summarizes the activity of NTL Incorporated restricted stock plans for the 2006 interim period. All values are adjusted for the share exchange ratio of 2.5 on the reverse acquisition of Telewest.

Common stock
Outstanding at the beginning of the period	75,330
Granted	762,500
Awards vested and shares issued	(10,415)
Forfeited, expired or cancelled	—
Outstanding at the end of the period	827,415

Note 8—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended March 31,
	2006	2005
Net (loss) income for period	£(119.9)	£455.8
Currency translation adjustment	(17.0)	(4.7)
Net unrealized (losses) gains on derivatives	(1.2)	7.6
Comprehensive (loss) income	£(138.1)	£458.7

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions) (unaudited);

	March 31, 2006	December 31, 2005
Foreign currency translation	£47.5	£64.5
Pension liability adjustments	(18.2)	(18.2)
Net unrealized losses on derivatives	(2.0)	(0.8)
	£27.3	£45.5

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 9—Income taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

Note 10—Commitments and Contingent Liabilities

At March 31, 2006, we were committed to pay approximately £326.2 million for equipment and services and for investments in and loans to affiliates. This amount includes approximately £11.1 million for operations and maintenance contracts and other commitments from April 1, 2007 to 2013. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended March 31
2007	£315.1
2008	8.5
2009	2.6
2010	—
2011	—
Thereafter	—
£326.2

We are involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 10—Commitments and Contingent Liabilities (Continued)

Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions) (unaudited):

Year ended March 31
2007	£15.4
2008	1.5
2009	—
2010	—
2011	—
Thereafter	8.5
£25.4

Note 11—Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

Note 12—Segment Information

Our reportable segments are based on our method of internal reporting. Our primary business segment is our Cable segment, which consists of our television, broadband and telephony business. We also operate a Content segment through our wholly owned subsidiaries Flextech Limited (“Flextech’’) and sit-up Limited (“sit-up”), which supply TV programming to the UK pay-television broadcasting market including our televised shopping unit sit-up TV, which markets and retails a wide variety of consumer products using an auction-based format. Our segments operate entirely in the United Kingdom and no one customer represents more than 5% of our overall revenue.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF is management’s measured segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 12—Segment Information (Continued)

excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Segment information for the three month periods ended March 31, 2006 is as follows (in millions) (unaudited):

	Three months ended March 31, 2006
	Cable	Content	Elims.	Total
Revenue	£584.2	£27.2	£—	£611.4
Inter segment revenue	0.3	1.8	(2.1)	—
Operating costs	(237.6)	(19.1)	1.8	(254.9)
Selling, general and administrative expenses	(151.5)	(6.9)	0.3	(158.1)
Segment OCF	195.4	3.0	—	198.4
Depreciation, amortization and other charges	(193.0)	(1.5)	—	(194.5)
Operating income	£2.4	£1.5	£—	£3.9
Identifiable assets	£9,612.1	£784.9	£—	£10,397.0

In 2005, the Company did not have any operations in the Content segment and all of its operations related to the Cable segment.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that appear elsewhere in this document.

OVERVIEW

We are one of the leading communications and content distribution companies in the United Kingdom (U.K.), providing internet access, telephone and television services to 5.0 million residential on-net customers, including 2.8 million broadband customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies’ telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a “triple play” bundle of internet, telephone and television services through competitively priced bundled packages. We also provide a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services. These services are delivered through our wholly owned local access communications network passing approximately 12.7 million homes in the U.K. The design and capability of our network provides us with the ability to offer “triple play” bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

Through our wholly owned subsidiaries, Flextech Limited, (“Flextech”) and sit-up Limited (“sit-up”), we provide basic television channels and related services to the U.K. multi-channel broadcasting market and a wide variety of consumer products by means of sit-up’s auction based shopping channels.

Acquisitions and Disposals

Reverse Acquisition of Telewest

On March 3, 2006 NTL Holdings Inc. (formerly known as NTL Incorporated) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc. or Telewest) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.’s largest provider of residential broadband and triple play services. In connection with this transaction, Telewest changed its name to NTL Incorporated.

The total purchase price of approximately £3.5 billion includes cash of approximately £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £33.3 million and estimated direct transaction costs of £25.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £13.00 ($22.90) is based on an average of the closing prices of Telewest common stock for a range of trading days (September 29, September 30, October 3, October 4 and October 5, 2005) around the announcement date of the proposed merger (October 3, 2005). The cash payment of £2.3 billion was based on the redemption value of $16.25 (£9.30) per share of Telewest redeemable common stock issued in exchange for Telewest common stock in the transaction and 246.0 million shares of Telewest redeemable common stock so issued.

The outstanding options to purchase shares of NTL Holdings Inc. common stock were exchanged for options to purchase shares of NTL Incorporated new common stock with the same terms and conditions. The outstanding options to purchase shares of Telewest common stock were converted into options to purchase shares of NTL Incorporated new common stock at an option price calculated in accordance with the formula in the merger agreement. In accordance with the terms of Telewest’s equity-based plans, a significant proportion of Telewest’s outstanding options that were granted prior to March 3, 2006 vested upon completion of the merger. All vested and unvested options of Telewest have been recorded at their fair value by using the Black-Scholes option pricing model.

Proposed Acquisition of Virgin Mobile

On April 4, 2006, we announced that we had reached agreement with the independent board of directors of Virgin Mobile (UK) Holdings plc (“Virgin Mobile”) on the terms of a cash offer, with a share alternative offer and a share and cash alternative offer, to be made by us and one of our wholly-owned subsidiaries to acquire 100% of the shares of Virgin Mobile (the “Offer”). Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with 4.3 million customers.

Virgin Mobile shareholders may elect to receive, for each share of Virgin Mobile, (a) £3.72 in cash, (b) 0.23245 shares of our common stock, or (c) 0.18596 shares of our common stock plus £0.67 in cash. Virgin Group Investments Limited and Virgin Entertainment Investment Holdings Ltd. have irrevocably agreed to elect alternative (c) above in respect of Virgin Group’s aggregate beneficial interest in approximately 71.2% of Virgin Mobile’s shares. Other shareholders holding an additional 0.82% of the Company have also irrevocably agreed to accept the Offer.

We and Virgin Mobile intend to implement the Offer through a U.K. Scheme of Arrangement. A document outlining the terms of the Offer and the Scheme of Arrangement was posted to Virgin Mobile shareholders on or around April 28, 2006. Virgin Mobile shareholders will be asked at a meeting of shareholders to approve the Scheme of Arrangement. The court will then be asked to confirm the fairness of the Scheme. The transaction does not require approval by our shareholders.

We will finance the cash portion of the Offer (approximately £414 million, assuming that all of the shareholders other than those affiliated with the Virgin Group take cash), the refinancing of Virgin Mobile’s outstanding indebtedness (approximately £193 million as at September 30, 2005) and transactional expenses through £475 million of additional bank borrowings committed under its existing facility and cash on hand.

We have also entered into a trademark license agreement with Virgin Enterprises Limited under which we will be entitled to use certain Virgin trade marks within the United Kingdom and Ireland. The agreement is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net is entitled to use the Virgin brand in relation to its internet business and, on the acquisition of Virgin Mobile, will replace the existing Virgin Mobile license agreement. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. Under the U.K. Takeover Code, the license agreement is subject to approval by a majority of the shareholders of Virgin Mobile other than those associated with affiliates of the Virgin Group.

Sale of Broadcast and Irish Operations

On January 31, 2005, we sold our broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The cash proceeds from the sale were approximately £1.3 billion. Our broadcast operations provided site leasing, broadcast transmission, satellite, media, public safety communications and other network services, utilizing broadcast transmission infrastructure, wireless communications and other facilities.

On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley, for an aggregate purchase price of €333.4 million, or £225.5 million.

As a result of the sale of our broadcast and Ireland operations, we have accounted for the broadcast and Ireland operations as discontinued operations in 2005. Financial information for prior periods presented in this report is restated accordingly. The results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively. Revenue from the broadcast operations reported in discontinued operations for the three months ended March 31, 2005 was £21.4 million. Pre-tax income from broadcast operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005, was £4.1 million. Revenue from the Ireland operations reported in discontinued operations for the three months ended March 31, 2005 was £19.2 million. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three months ended March 31, 2005 was £3.2 million.

Critical Accounting Policies

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their fair values. We engage third party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists; the trademark’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s assumptions about fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect management’s estimates.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities in relation to tax exposures or liabilities to restructure the pre-acquisition business, including the exit of properties and termination of employees, are subject to change as management completes its assessment of pre-merger operations and begins to execute the approved plan.

Factors Affecting Our Business

Our Cable segment residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers. For example, broadband internet is more profitable than analogue television services. Our packaging of services and our pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. Factors affecting our profitability include customer churn, average revenue per user, or ARPU, and competition.

Summary Statistics

Selected statistics for residential customers of NTL, excluding customers off our network and virgin.net customers for the three months ended March 31, 2006 as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
Opening customers	3,089,800		3,097,300		3,055,900		3,008,100		2,975,300
Data cleanse(1)	—		(18,100)		—		—		—
Adjusted opening customers	3,089,800		3,079,200		3,055,900		3,008,100		2,975,300
Increase in customers on acquisition of Telewest	1,880,400		—		—		—		—
Customer additions	167,100		162,800		182,400		171,400		157,000
Customer disconnects	(153,500)		(142,200)		(141,000)		(123,600)		(124,200)
Net customer movement	13,600		20,600		41,400		47,800		32,800
Reduction in customer count(2)	—		(10,000)		—		—		—
Closing customers	4,983,800		3,089,800		3,097,300		3,055,900		3,008,100
Churn(3)	1.4%		1.6%		1.6%		1.5%		1.5%
Revenue generating units(4)
Television	3,315,900		1,942,700		1,940,100		1,961,900		1,960,000
DTV (included in Television)	2,786,500		1,445,100		1,409,300		1,405,100		1,387,900
Telephone	4,268,100		2,573,100		2,598,600		2,593,200		2,571,700
Broadband	2,821,700		1,625,200		1,546,300		1,408,600		1,324,900
Total Revenue Generating Units	10,405,700		6,141,000		6,085,000		5,963,700		5,856,600
RGU/Customers	2.09	x	1.99	x	1.96	x	1.95	x	1.95	x
Internet dial-up and DTV access(5)	140,400		123,700		145,900		182,500		203,800
Average revenue per user(6)	£40.92		£38.96		£38.99		£39.69		£40.75

(1)          Data cleanse activity in the three months ended December 31, 2005 resulted in a decrease of 18,100 customers.

(2)          Review of inactive backlog customers in the three months ended December 31, 2005 resulted in an adjustment to remove an additional 10,000 customers, representing approximately 12,300 RGUs.

(3)          Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(4)          Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers.

(5)          Dial-up internet customers exclude metered customers who have not used the service within the last 30 days and include virgin.net customers.

(6)          Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenue generated from the provision of telephone, cable television and internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers directly connected to our network in that month. Quarterly ARPU is the average of the three months in that quarter.

Customer Churn.   Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors.

ARPU.   Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from customers. We believe that our “triple play” offering of telephone service, broadband access to the internet and DTV will prove attractive to our existing customer base and allow us to increase our ARPU by facilitating the sale of multiple services to each customer.

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by BT, alternative internet access services like DSL, which is offered by BT, digital satellite television services offered by BSkyB and digital terrestrial television offered by Freeview. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under our revolving credit facility, will be sufficient for our cash requirements through March 31, 2007.

Currency Movements.   We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro, the effective cost of servicing our U.S. dollar debt or euro debt will be higher. As of March 31, 2006, £2,053 million, or 35% of our long-term debt, was denominated in U.S. dollars and £157 million, or 3%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years. As well, our Content segment includes home shopping channels operated by sit-up that are affected by seasonal changes that are common in the retail industry.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005

Historical Results from Continuing Operations

Revenue

For the three months ended March 31, 2006, consolidated revenue increased by 22.8% to £611.4 million from £497.8 million for the three months ended March 31, 2005. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006.

Expenses

Operating Costs.   For the three months ended March 31, 2006 and 2005, operating costs, including network expenses, increased by 23.2% to £254.9 million from £206.9 million. This increase is primarily attributable to the reverse acquisition of Telewest. Operating costs as a percentage of revenue remained broadly constant, increasing only slightly to 41.7% for the three months ended March 31, 2006, from 41.6% for the same period in 2005.

Selling, general and administrative expenses.   For the three months ended March 31, 2006, selling, general and administrative expenses increased by 32.0% to £158.1 million from £119.8 million for the three months ended March 31, 2005. This increase is primarily attributable to the reverse acquisition of Telewest. Selling, general and administrative expenses as a percentage of revenue increased to 25.9% for the three months ended March 31, 2006, from 24.1% for the same period in 2005 primarily due to increased allowances for doubtful accounts, an increase in marketing expense and costs incurred in planning and implementing the merger integration activities.

Other charges

Other charges of £8.4 million in the three months ended March 31, 2006 relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at March 31, 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	1.1	1.1
Utilized	—	(1.0)	(1.0)
Balance, March 31, 2006	£—	£45.4	£45.4

Acquisition restructuring provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	34.8	33.2	68.0
Charged to expense	3.4	3.9	7.3
Utilized	(12.8)	—	(12.8)
Balance, March 31, 2006	£25.4	£37.1	£62.5

Depreciation expense

For the three months ended March 31, 2006, depreciation expense increased to £149.3 million from £130.3 million for the three months ended March 31, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired. Excluding the impact of the reverse acquisition of Telewest, depreciation expense has decreased due to the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the three months ended March 31, 2006, amortization expense increased to £36.8 million from £27.4 million for the three months ended March 31, 2005. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest during the quarter.

Interest expense

For the three months ended March 31, 2006, interest expense increased to £83.8 million from £70.1 million for the three months ended March 31, 2005, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest.

We paid interest in cash of £65.5 million for the three months ended March 31, 2006, and £14.0 million for the three months ended March 31, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect to the reverse acquisition of Telewest and changes in timing of interest payments.

Loss on extinguishment of debt

The loss on extinguishment of debt of £32.4 million in the three months ended March 31, 2006, relates to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing for the reverse acquisition of Telewest.

Loss from derivative instruments

The loss from derivative instruments of £9.2 million in the three months ended March 31, 2006, mainly relates to the termination of derivative instruments in respect of the foreign currency tranche of the senior credit facility that was repaid upon completion of the refinancing for the reverse acquisition of Telewest.

Foreign currency losses

The foreign currency losses of £10.0 million in the three months ended March 31, 2006, largely comprise foreign exchange losses of £30.1 million as a result of the termination of the forward contracts partly off set by gains of £19.1 million on the repayment of the Euro and US Dollar denominated tranche of the senior credit facilities on completion of the refinancing for the reverse acquisition of Telewest.

Income tax expense

For the three months ended March 31, 2006, income tax expense was nil as compared with £11.3 million for the same period in 2005.

Pro Forma Combined Company Results

The following discussion describes the pro forma combined results of operations as if the reverse acquisition of Telewest had occurred on January 1, 2006 in respect of the three months ended March 31, 2006 and on January 1, 2005 in respect of the three months ended March 31, 2005. The results of operations for the three months ended March 31, 2006 include the results of operations of Telewest from

March 3, 2006 (the acquisition date). Adjustments have been made to the combined results of operations primarily to reflect amortization of purchased intangibles as if the acquisition had occurred at the beginning of the periods presented.

The pro forma results of operations of the combined company were as follows (in millions) (unaudited);

	Three months ended March 31
	2006	2005	% change
Revenue	£888.8	£833.2	6.7
Costs and expenses
Operating costs	(369.0)	(327.5)	12.7
SG&A	(242.8)	(205.0)	18.4
Other charges	(8.9)	(0.4)	n/a
Depreciation	(210.4)	(220.0)	(4.4)
Amortization	(58.6)	(60.0)	(2.3)
Operating (loss) income	£(0.9)	£20.3	(104.4)

Revenue

On a pro forma combined basis, revenue increased by 6.7% from the three month period ended March 31, 2005. The revenue increase from the comparative quarter in the prior year is principally due to the acquisition of Sit-Up Ltd by Telewest in May 2005 together with an increased number of broadband subscribers.

Operating Costs

On a pro forma combined basis our operating costs increased by 12.7% from the three month period ended March 31, 2005 primarily due to the inclusion of operating costs from sit-up, which was acquired by Telewest in May 2005.

Selling, general and administrative expenses

On a pro forma combined basis our selling, general and administrative expenses increased by 18.4% from the three month period ended March 31, 2005. The 18.4% increase from March 31, 2005 is principally due to costs incurred in connection with the reverse acquisition of Telewest, including investment banking, legal and accounting fees and insurance costs and the inclusion of selling, general and administrative expenses in respect of sit-up, which was acquired by Telewest in May 2005.

Other charges

On a pro forma combined basis, other charges increased by £8.5 million from the three month period ended March 31, 2005. The £8.9 million charge in the three months ended March 31, 2006 primarily represents employee termination costs and property exit costs in connection with a restructuring program with respect to the integration of the NTL and Telewest operations.

Depreciation and Amortization

On a pro forma combined basis, depreciation decreased by 4.4% and amortization decreased by 2.3% from the three month period ended March 31, 2005. The decreases are principally the result of the absence of depreciation for tangible and intangible assets fully depreciated in 2005.

Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found above in Note 12 to the Consolidated Condensed Financial Statements. The segment results for the three-month period ended March 31, 2006 include the results of Telewest from March 3, 2006 (the acquisition date). The following discussion relates to the results of operations of each of our segments on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the periods presented and combine Telewest’s historical Content and sit-up segments into the combined company’s Content segment. The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of March 31, 2006. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF is management’s measured segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

The summary pro forma combined results of operations of our Cable segment were as follows (in millions) (unaudited):

	Three months ended March 31
	2006	2005
Revenue	£802.3	£804.1
Inter segment revenue	0.5	0.7
Segment OCF	267.6	296.7
Depreciation, amortization and other charges	(271.2)	(274.4)
Operating (loss) income	£(3.6)	£22.3

Revenue

Our pro forma Cable segment revenue by customer type for the three months ended March 31, 2006 and 2005 was as follows (in millions) (unaudited):

	2006	2005	Increase/ (Decrease)
Revenue:
Consumer	£636.7	£629.8	1.1%
Business	165.6	174.3	(5.0)%
Total revenue	£802.3	£804.1	(0.2)%

Consumer:   For the three months ended March 31, 2006, pro forma revenue from residential customers increased by 1.1% to £636.7 million from £629.8 million for the three months ended March 31, 2005. This increase is driven largely by growth in the number of broadband internet subscribers together with television and telephony price rises offset by lower telephony usage.

Business:   For the three months ended March 31, 2006, pro forma revenue from business customers decreased by 5.0% to £165.6 million from £174.3 million for the three months ended March 31, 2005. This decrease is attributable to declines in telephony voice revenue and business project revenue, partially offset by greater data installation and rental revenue. A smaller decline was recorded in wholesale business where the loss of a large contract was partially offset by an increase in internet, mobile and carrier traffic.

Segment OCF

For the three months ended March 31, 2006, pro forma Cable segment OCF decreased by 9.8% to £267.6 million from £296.7 million for the three months ended March 31, 2005. The decrease in OCF is primarily due to increased selling, general and administrative expenses, which included charges of £20.9 million relating to the reverse acquisition of Telewest, consisting of legal and professional charges of £11.7 million and executive compensation costs and insurance expenses of £9.2 million. In addition, marketing and communications and bad debt expense increased compared with the three months ended March 31, 2005.

Pro forma Summary Statistics

Selected pro forma combined statistics for residential customers of NTL and Telewest excluding customers off our network and virgin.net customers for the three months ended March 31, 2006 as well as the four prior quarters are set forth in the table below. Amounts shown assume the merger of NTL and Telewest had occurred on January 1, 2005.

	For the three months ended
	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
Opening customers	4,958,000		4,945,400		4,893,100		4,830,600		4,774,900
Data cleanse(1)	—		(18,100)		—		—		—
Adjusted opening customers	4,958,000		4,927,300		4,893,100		4,830,600		4,774,900
Customer additions	218,100		248,900		271,900		250,800		235,700
Customer disconnects	(192,300)		(208,200)		(219,600)		(188,300)		(180,000)
Net customer movement	25,800		40,700		52,300		62,500		55,700
Reduction in customer count(2)	—		(10,000)		—		—		—
Closing customers	4,983,800		4,958,000		4,945,400		4,893,100		4,830,600
Churn(3)	1.3%		1.4%		1.5%		1.4%		1.3%
Revenue generating units(4)
Television	3,315,900		3,310,300		3,288,700		3,293,600		3,280,500
DTV(included in Television)	2,786,500		2,715,900		2,637,500		2,594,600		2,537,600
Telephone	4,268,100		4,260,000		4,285,000		4,282,400		4,249,300
Broadband	2,821,700		2,630,300		2,466,500		2,261,400		2,111,600
Total Revenue Generating Units	10,405,700		10,200,600		10,040,200		9,837,500		9,641,400
RGU/Customers	2.09	x	2.06	x	2.03	x	2.01	x	2.00	x
Internet dial-up and DTV access(5)	140,400		181,600		219,000		273,000		319,100
Average revenue per user(6)	£41.50		£41.27		£41.28		£41.63		£42.48

(1)          Data cleanse activity in the three months ended December 31, 2005 resulted in a decrease of 18,100 customers.

(2)          Review of inactive backlog customers in the three months ended December 31, 2005 resulted in an adjustment to remove an additional 10,000 customers, representing approximately 12,300 RGUs.

(3)          Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(4)          Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers.

(5)          Dial-up internet customers exclude metered customers who have not used the service within the last 30 days and include virgin.net customers.

(6)          Average Revenue Per User, or ARPU, is calculated on a monthly basis by dividing total revenue generated from the provision of telephone, cable television and internet services to customers who are directly connected to our network in that month, exclusive of VAT, by the average number of customers directly connected to our network in that month. Quarterly ARPU is the average of the three months in that quarter.

Content Segment

The summary pro forma combined results of operations of our Content segment were as follows (in millions) (unaudited):

	Three months ended March 31
	2006	2005
Revenue	£86.5	£29.1
Inter segment revenue	5.3	4.9
Segment OCF	9.4	4.0
Depreciation, amortization and other charges	(6.7)	(6.0)
Operating income (loss)	£2.7	£(2.0)

Revenue

For the three months ended March 31, 2006, pro forma revenue in the Content segment increased by 197.3% to £86.5 million from £29.1 million for the three months ended March 31, 2005. This increase is driven largely by the inclusion in the three months ended March 31, 2006 of sit-up which was acquired by Telewest in May 2005, and contributed revenue of £51.9 million in the first quarter of 2006. Increased revenue from Flextech of £5.5 million was principally due to increased share of the advertising revenue market, a cumulative effect of the relative strength of the viewing performance of the Flextech TV channels, partially offset by a seasonal decline (the Easter period being in the second quarter of 2006 as compared to the first quarter in 2005.)

Segment OCF

For the three months ended March 31, 2006, pro forma Content segment OCF increased by 135.0% to £9.4 million from £4.0 million for the three months ended March 31, 2005. The increase in Content pro forma segment OCF is primarily due to the increase in revenue in Flextech partially offset by increased marketing costs.

Statement of Cash Flows

Cash flow information provided below is for our continuing operations.

Three Months ended March 31, 2006 and 2005

For the three months ended March 31, 2006, cash provided by operating activities increased to £207.3 million from £157.4 million for the three months ended March 31, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and an improvement in working capital offset by an increase in cash paid for interest. For the three months ended March 31, 2006, cash paid for interest, exclusive of amounts capitalized, increased to £65.5 million from £14.0 million during the same period in 2005. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest.

For the three months ended March 31, 2006, cash used in investing activities was £2,124.7 million compared with cash provided by investing activities of £1,145.6 million for the three months ended March 31, 2005. The cash used in investing activities in the three months ended March 31, 2006 includes £1,999.2 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million. The cash provided by investing activities in the three months ended March 31, 2005 includes £1.2 billion from the sale of our broadcast operations. Purchases of fixed assets increased to £135.3 million for the three months ended March 31, 2006 from £73.8 million for the same period in 2005 primarily because of the timing of cash payments and the reverse acquisition of Telewest.

Cash provided by financing activities for the three months ended March 31, 2006 was £1,705.9 million compared to cash used in investing activities of £569.0 million in the three months ended March 31, 2005. The principal sources of cash provided by financing activities for the three months ended March 31, 2006 were the new £3.2 billion senior credit facilities and the £1.8 billion bridge loan offset by the repayment of our previous senior credit facilities. For the three months ended March 31, 2005, cash used in financing activities related to the repurchases of our common stock in the open market for £69.2 million and the prepayment of £500 million on our senior credit facility.

LIQUIDITY AND CAPITAL RESOURCES

New Senior Credit Facilities and Bridge Facilities

On March 3, 2006 we prepaid £1,358.1 million in respect of NTL Holding’s senior credit facility, £1,689.9 million in respect of Telewest’s existing senior credit facilities and £102.0 in respect of Flextech’s senior credit facility.  All of these facilities were repaid in full utilizing borrowings under our new senior credit facilities.

Our new senior credit facilities provide for a senior secured credit facility in an aggregate principal amount of £3,775 billion, comprising a £3.2 billion 5-year amortizing Tranche A term loan facility, a £175 million 5-year amortizing Tranche A-1 term loan facility, a £300 million 6 1/2 year bullet Tranche B-1 term loan facility, and a £100 million 5-year multicurrency revolving credit facility. Tranche A has been drawn in full to refinance our old credit facilities. Tranches A-1 and B-1 remain undrawn and can only be used to finance the purchase price for our potential acquisition of Virgin Mobile Holdings (UK) plc. We must satisfy certain conditions precedent typical for a transaction of this type in order to draw on these two tranches. We announced  an offer on April 4, 2006 to acquire all outstanding shares of Virgin Mobile through a U.K. scheme of arrangement but no assurances can be made that such offer will be successful or that we will use these facilities to fund such offer.

Our bridge facilities comprise a 1-year (automatically extendable to a 10-year) senior subordinated bridge facility in an aggregate principal amount of £1.8 billion made available to one of our subsidiaries,

Neptune Bridge Borrower LLC. This facility has been drawn in full in the U.S. dollar equivalent of $3,146.4 million and the proceeds were used in connection with the reverse acquisition of Telewest.

Prior to the maturity date of the bridge facilities, loans under the bridge facilities will bear interest at a rate per annum equal to (i) the three-month reserve-adjusted LIBOR plus (ii) an initial spread of 600 basis points (such spread being subject to quarterly increases of 50 basis points if the loans are not yet repaid). Notwithstanding the foregoing, the interest rate per annum payable shall not exceed 11.5%.

Alternative Financing Structure

We have the option by delivery of written notice to the lenders and the satisfaction of certain conditions to restructure the senior credit facilities and bridge facility, permitting some or all of the financing to subsist at the level of our U.K. operating group rather than at the level of our U.S. holding group. As a result:

•       the bridge facilities would be reduced by £1.2 billion and an incremental tranche of term debt equal in principal amount to such reduction would be added to the senior facilities as a new Tranche B; and

•       the remainder of the commitment under the bridge facilities would be taken out with a high yield bond offering (or bridge facility commitment in anticipation of the same) by NTL Cable. This debt would rank pari passu with NTL Cable’s existing high yield debt.

We have requested a ruling from the IRS to confirm the U.S. federal income tax treatment of this proposed alternative financing structure. No assurances can be made that we will implement such alternative financing structure.

Senior Notes

The U.S. dollar-denominated 8.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount at maturity of $425 million. The sterling-denominated 9.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount at maturity of £375 million. The euro-denominated 8.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount at maturity of €225 million.

Restrictions under our existing debt agreements

The agreements governing the senior notes and our senior credit facility significantly and, in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:

•       incur or guarantee additional indebtedness;

•       pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•       make investments;

•       sell assets, including the capital stock of subsidiaries;

•       enter into sale/leaseback transactions;

•       create liens;

•       enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•       merge or consolidate or transfer all or substantially all of its assets; and

•       enter into transactions with affiliates.

Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs. We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures. Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash.

Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and unused credit facilities, will be sufficient for our cash requirements through at least March 31, 2007. However, our cash requirements after March 31, 2007 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the senior notes or our senior credit facility from incurring additional indebtedness.

We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries’ existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Our debt agreements and the debt agreements of some of our subsidiaries contain restrictions on our ability to transfer cash between groups of our subsidiaries. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross-default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table includes aggregate information about our contractual obligations as of March 31, 2006, and the periods in which payments are due (in millions).

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations	£5,791.7	£3.5	£810.9	£2,032.3	£2,945.0
Capital Lease Obligations	201.4	62.4	35.3	9.0	94.7
Operating Lease Obligations	475.2	64.1	106.1	83.8	221.2
Purchase Obligations	326.2	315.1	11.1	—	—
Total	£6,794.5	£445.1	£963.4	£2,125.1	£3,260.9

The following table includes information about our commercial commitments as of March 31, 2006. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

		Amount of Commitment Expiration per Period
		Less than	1-3	3-5	More than
Other Commercial Commitments	Total	1 year	years	years	5 years
Guarantees	£24.6	£14.7	£1.4	£—	£8.5
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	0.8	0.7	0.1	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	£25.4	£15.4	£1.5	£—	£8.5

Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments.

Also, all of our revenues and a substantial portion of our operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of March 31, 2006, £2,053 million, or 35% of our long-term debt, was denominated in U.S. dollars and £157 million, or 3%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes.

The fair market values of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

The following table provides information as of March 31, 2006 about our long-term fixed and variable interest rate debt that is sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Nine months ended December 31,	Year ended December 31,						Fair Value March 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2006
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$435.6
Average interest rate						8.75%
Average forward exchange rate						0.55
Pound Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£394.6
Average interest rate						9.75%
Euro
Fixed rate	—	—	—	—	—	€225.0	€225.0	€238.5
Average interest rate						8.75%
Average forward exchange rate						0.75
Pound Sterling
Variable Rate	—	£225.0	£450.0	£700.0	£1,050.0	£775.0	£3,200.0	£3,200.0
Average interest rate		Libor plus 1.625%	Libor plus 1.625%	Libor plus 1.625%	Libor plus 1.625%	Libor plus 1.625%
US Dollars
Variable Rate	—	—	—	—	—	$3,146.4	$3,146.4	$3,146.4
Average interest rate						Libor plus 6%
Average forward exchange rate						0.54

ITEM 4.   CONTROLS AND PROCEDURES

(a)                                Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                               Changes in Internal Control Over Financial Reporting.

On March 3, 2006, we completed the reverse acquisition of Telewest. Our management has not yet completed its evaluation of the effectiveness of Telewest’s internal control over financial reporting. As a consequence of our integration of Telewest, we expect to make material changes to our internal control over financial reporting and we will disclose all material changes resulting from this transaction in our future quarterly and annual reports. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are involved in disputes and litigation arising in the ordinary course of our business. We are also involved in various disputes and legal proceedings, none of which is a material pending legal proceeding that exclusive of interest and costs, is anticipated to exceed 10% of our and our subsidiaries’ current assets on a consolidated basis, or is otherwise reportable in response to this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 2, 2006, NTL Incorporated (then known as Telewest Global, Inc., or “Telewest”) held a special meeting of its stockholders to (i) consider and vote upon a proposal to amend and restate the certificate of incorporation of Telewest to reclassify each share of Telewest common stock into (a) 0.2875 shares of Telewest common stock and (b) one share of Telewest Class B redeemable common stock and (ii) consider and vote upon a proposal to authorize the issuance of shares of Telewest Class B redeemable common stock in the merger of Neptune Bridge Borrower LLC, a wholly owned subsidiary of Telewest, with NTL Holdings Inc. (then known as NTL Incorporated), as contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, as amended by amendment no.1 thereto, or the merger agreement, among Telewest, Neptune Bridge Borrower LLC, NTL Holdings Inc. and, for certain limited purposes, Merger Sub Inc.

The following votes were cast with respect to the proposal to amend and restate the certificate of incorporation of Telewest to reclassify each share of Telewest common stock:

For:	181,453,780
Against:	249,938
Withheld:	0
Abstain:	3,597
Broker Non-Votes:	0

The following votes were cast with respect to the proposal to authorize the issuance of shares of Telewest Class B redeemable common stock:

For:	181,684,644
Against:	8,579
Withheld:	0
Abstain:	14,092
Broker Non-Votes:	0

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED
Date: May 10, 2006	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch Chief Executive Officer
Date: May 10, 2006	By:	/s/ JACQUES KERREST
Jacques Kerrest Chief Financial Officer