Form 10-Q
period 2006-06-30
NTL INC
filed 2006-08-09
CIK 1270400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of August 7, 2006 was 325,025,872.

NTL INCORPORATED
FORM 10-Q
QUARTER ENDED JUNE 30, 2006
INDEX

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include:

•       the failure to obtain and retain expected synergies from the merger of the legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

•       rates of success in executing, managing and integrating key acquisitions, including the merger with Telewest and the acquisition of Virgin Mobile;

•       the ability to achieve business plans for the combined company;

•       the ability to manage and maintain key customer relationships;

•       the ability to fund debt service obligations through operating cash flow;

•       the ability to obtain additional financing in the future and react to competitive and technological changes;

•       the ability to comply with covenants in NTL’s indebtedness agreements;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

NTL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£441.7	£735.2
Restricted cash	7.5	3.4
Marketable securities	—	96.9
Accounts receivable—trade, less allowances for doubtful accounts of £44.1 (2006) and £41.7 (2005)	340.8	191.8
Inventory for re-sale	11.9	—
Programming inventory	42.6	—
Prepaid expenses and other current assets	101.3	112.4
Total current assets	945.8	1,139.7
Fixed assets, net	6,133.0	3,294.9
Goodwill	1,420.0	—
Reorganization value in excess of amounts allocable to identifiable assets	193.0	193.0
Customer lists, net	919.9	247.6
Other intangible assets, net	64.0	2.4
Equity investments	363.4	—
Other assets, net of accumulated amortization of £25.1 (2006) and £32.2 (2005)	138.9	110.9
Total assets	£10,178.0	£4,988.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£287.4	£176.9
Accrued expenses and other current liabilities	586.2	291.1
Interest payable	27.8	37.8
Deferred revenue	227.6	103.2
Current portion of long-term debt	49.8	0.8
Total current liabilities	1,178.8	609.8
Long-term debt, net of current portion	5,788.1	2,279.2
Deferred revenue and other long-term liabilities	168.5	134.3
Deferred income taxes	127.9	9.2
Total liabilities	7,263.3	3,032.5
Commitments and contingent liabilities
Minority interest	0.3	1.0
Shareholders’ equity
Common stock	1.6	1.2
Additional paid-in capital	3,758.2	2,671.0
Treasury stock	—	(114.0)
Accumulated other comprehensive income	120.7	45.5
Accumulated deficit	(966.1)	(648.7)
Total shareholders’ equity	2,914.4	1,955.0
Total liabilities and shareholders’ equity	£10,178.0	£4,988.5

Note:         The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	£884.3	£482.5	£1,495.7	£980.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(367.5)	(196.0)	(622.4)	(402.9)
Selling, general and administrative expenses	(223.5)	(122.3)	(381.6)	(242.1)
Other charges	(12.1)	(0.7)	(20.5)	(1.1)
Depreciation	(219.3)	(129.6)	(368.6)	(259.9)
Amortization	(55.6)	(27.5)	(92.4)	(54.9)
	(878.0)	(476.1)	(1,485.5)	(960.9)
Operating income	6.3	6.4	10.2	19.4
Other income (expense)
Interest income and other, net	8.6	8.3	17.2	14.8
Interest expense	(135.6)	(58.4)	(219.4)	(128.5)
Share of income from equity investments	3.1	0.2	4.5	0.2
Foreign currency transaction losses	(94.1)	(12.8)	(104.1)	(16.8)
Loss on extinguishment of debt	—	—	(32.4)	—
Gains (losses) on derivative instruments	5.7	—	(3.5)	—
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(206.0)	(56.3)	(327.5)	(110.9)
Income tax benefit (expense)	9.9	(9.8)	9.9	(21.1)
Minority interest	0.3	—	0.7	—
Cumulative effect of change in accounting principle	—	—	1.2	—
Loss from continuing operations	(195.8)	(66.1)	(315.7)	(132.0)
Discontinued operations
Loss (income) from discontinued operations before income taxes	—	(1.8)	—	5.5
Gain on disposal of assets	—	141.4	—	656.0
Income tax expense	—	—	—	(0.2)
Income from discontinued operations	—	139.6	—	661.3
Net (loss) income	£(195.8)	£73.5	£(315.7)	£529.3
Basic and diluted (loss) from continuing operations per share	£(0.68)	£(0.31)	£(1.20)	£(0.62)
Basic and diluted income from discontinued operations per share	£—	£0.66	£—	£3.08
Basic and diluted net (loss) income per share	£(0.68)	£0.35	£(1.20)	£2.47
Average number of shares outstanding	287.9	212.8	262.4	214.5

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2006	2005
Net cash provided by operating activities	£243.8	£122.6
Investing activities
Purchase of fixed assets	(263.4)	(144.4)
Income from equity investments	13.6	—
Acquisition of subsidiaries, net of cash acquired	(2,013.7)	—
Proceeds from the sale of fixed assets	0.9	2.2
Decrease (increase) in restricted cash	4.2	(22.6)
Proceeds from sale of broadcast operations, net	—	1,229.0
Proceeds from sale of Ireland operations, net	—	216.2
Net cash (used in) provided by investing activities	(2,258.4)	1,280.4
Financing activities
Proceeds from employee stock option exercises	30.3	4.3
Purchase of stock	—	(114.0)
New borrowings	6,769.9	—
Principal payments on long-term debt	(4,950.6)	(700.0)
Financing fees	(104.1)	—
Capital lease payments	(12.9)	(0.4)
Dividends paid	(1.6)	—
Net cash provided by (used in) financing activities	1,731.0	(810.1)
Cash flow from discontinued operations
Net cash used by operating activities	—	(14.3)
Net cash used by investing activities	—	(4.1)
Net cash used in discontinued operations	—	(18.4)
Effect of exchange rate changes on cash and cash equivalents	(9.9)	10.4
(Decrease) increase in cash and cash equivalents	(293.5)	584.9
Cash and cash equivalents, beginning of period	735.2	125.2
Cash and cash equivalents, end of period	£441.7	£710.1

See accompanying notes.

NTL INCORPORATED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for NTL Holdings Inc. for the year ended December 31, 2005.

On March 3, 2006, NTL Holdings Inc. (“NTL Holdings”), formerly known as NTL Incorporated, merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc, or “Telewest”). The merger has been accounted for as a reverse acquisition in which NTL Holdings is treated as the accounting acquirer, primarily because NTL Holdings shareholders owned approximately 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated. As a result, the historical financial statements of NTL Holdings became the historical financial statements of NTL Incorporated as of the completion of the merger. Therefore, the results for the quarter ended June 30, 2005 reflect the operations and cash flows of NTL Holdings only and the balance sheet at December 31, 2005 reflects the financial position of NTL Holdings only. The results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.3 million customers.

The total purchase price of approximately £952.1 million included cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed merger (January 16, 2006).

We financed the cash portion of the Offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

On May 24, 2006 we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trade mark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trade marks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations early in 2007.

Reverse Acquisition of Telewest

On March 3, 2006 NTL Holdings merged with a subsidiary of NTL Incorporated and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the UK’s largest provider of residential broadband and the UK’s leading provider of triple play services. In connection with this transaction, Telewest changed its name to NTL Incorporated.

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

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The total purchase price of approximately £3.5 billion has been allocated as follows (in millions) (unaudited):

Acquisition Date
Cash and cash equivalents, including restricted cash	£303.2
Accounts receivable	156.5
Prepaid expenses and other current assets	47.8
Fixed assets	2,957.2
Programming inventory	24.2
Investments in and loans to affiliates	374.9
Amortizable intangible assets:
Customer lists	760.8
Trade names	10.7
Licences	37.0
Intangible assets with indefinite lives:
Goodwill	1,420.0
Trade names	17.9
Accounts payable	(144.7)
Long term debt, including current portion	(1,873.6)
Other current liabilities	(464.3)
Other long-term liabilities	(39.3)
Deferred income taxes	(129.5)
Total purchase price	£3,458.8

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending finalization of valuations performed by third party experts, finalization of management’s integration plan pertaining to the acquired business, completion of analysis of deferred tax balances and completion of a review of certain other historical matters. During the quarter, we revised the preliminary allocation to reflect amendments to the fair value of certain amounts, principally intangible assets, programming inventory, fixed assets and restructuring provisions. The total impact of these adjustments resulted in an increase in goodwill of £69.5 million.

Amortizable intangible assets

Of the total purchase price, approximately £808.5 million has been allocated to amortizable intangible assets including customer lists, trade names and licenses. Customer lists represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Telewest. The fair value of these assets was determined utilizing the income approach. NTL expects to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of between five and eight years.

Trade names represent the Telewest and Blueyonder brand names and the names of the Content segment’s TV channels. The fair value of these assets was determined utilizing a relief from royalty method. We expect to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of between 1 and 9 years.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Licences represent contracts to broadcast television content over a digital broadcasting system in the United Kingdom. The fair value of these contracts was determined utilizing the income approach. NTL expects to amortize the fair value of these assets on a straight-line basis over a weighted average estimated useful life of approximately 4 years.

Pro forma results

The pro forma results for the six month period ended June 30, 2006 include the results of Telewest from January 1, 2006 through March 3, 2006 (the acquisition date). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of NTL that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of NTL.

The following pro forma financial information presents the combined results of operations of NTL and Telewest as if the acquisition had occurred as of the beginning of the periods presented (in millions, except per share data) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006 Actual	2005 Pro forma	2006 Pro forma	2005 Pro forma
Revenue	£884.3	£859.9	£1,773.1	£1,693.1
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(367.5)	(331.4)	(736.5)	(658.9)
Selling, general and administrative expenses	(223.5)	(210.1)	(466.3)	(415.1)
Other charges	(12.1)	(0.7)	(21.0)	(1.1)
Depreciation	(219.3)	(219.3)	(429.7)	(439.3)
Amortization	(55.6)	(60.1)	(114.2)	(120.1)
	(878.0)	(821.6)	(1,767.7)	(1,634.5)
Operating income	6.3	38.3	5.4	58.6
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(206.0)	(82.0)	(355.8)	(228.2)
Loss from continuing operations	(195.8)	(91.5)	(343.2)	(249.0)
Discontinued operations:
Income from discontinued operations	—	139.6	—	661.3
Net (loss) income	£(195.8)	£48.1	£(343.2)	£412.3
(Loss) income from continuing operations	£(0.68)	£(0.43)	£(1.31)	£(1.16)
Net (loss) income per share	£(0.68)	£0.23	£(1.31)	£1.92)

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

The pro forma financial information above includes the following material, non-recurring charges: write-offs of historical deferred finance charges of £32.4 million in the six months ended June 30, 2006 and £57.8 million in the six months ended June 30, 2005; acquisition-related charges of £16.3 million in the six months ended June 30, 2006; other charges including restructuring charges, of £21.0 million in the six months ended June 30, 2006 and £1.1 million in the six months ended June 30, 2005.

Disposal of Broadcast and Ireland operations

On December 1, 2004, we reached an agreement for the sale of our broadcast operations. The sale completed on January 31, 2005. The broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the six months ended June 30, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £514.6 million.

On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from our results of continuing operations for the six months ended June 30, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations.

As a result of the sale of our broadcast and Ireland operations, we have accounted for the broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively. Revenue from the broadcast operations reported in discontinued operations for the three and six months ended June 30, 2005 was £nil and £21.4 million, respectively. Pre-tax (loss) income from broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005, was £(1.1) million and £3 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively. Pre-tax (loss) income from Ireland operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 3—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	June 30, 2006	December 31, 2005
		(Unaudited)
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,420.0	£—
Reorganization value in excess of amounts allocable to identifiable assets		193.0	193.0
Trade names		17.9	—
		£210.9	£193.0
Intangible assets subject to amortization:
Costs
Trade names and licenses	1 – 9 years	£50.7	£3.2
Customer lists	5 – 8 years	1,321.4	560.6
		1,372.1	563.8
Accumulated amortization
Trade names and licenses		4.6	0.8
Customer lists		401.5	313.0
		406.1	313.8
		£966.0	£250.0

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £214.5 million in 2006, £234.0 million in 2007, £162.8 million in 2008, £131.6 million in 2009 and £124.3 in 2010.

Note 4—Long-Term Debt

Long-term debt consists of (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014	£229.8	£247.3
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	155.5	155.0
Senior credit facility	4,400.0	1,463.0
Senior bridge facility	567.2	—
Capital leases	104.2	38.2
Other	6.2	1.5
	5,837.9	2,280.0
Less: current portion	(49.8)	(0.8)
	£5,788.1	£2,279.2

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

The effective interest rates on the variable interest rate debt were as follows:

	June 30, 2006	December 31, 2005
Senior credit facility	6.6%	6.9%
Senior bridge facility	10.3%	—

Senior Notes

All of our outstanding senior notes due 2014 were issued by NTL Cable PLC, on April 13, 2004. On July 25, 2006, our subsidiary NTL Cable PLC, issued $550 million U.S. dollar-denominated 9.125% senior notes due 2016. The note proceeds were used to repay our alternative senior bridge facility.

Senior Credit Facility

On March 3, 2006 we repaid £1,358.1 million in respect of NTL Holding’s senior credit facility, £1,686.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. All of these facilities were repaid in full utilizing borrowings under our new senior credit facilities.

Our new senior secured credit facilities comprise a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in an aggregate principal amount of £4.476 billion, $650 million and €500 million and a revolving facility of £100 million. As at June 30, 2006, the sterling equivalent of £4.4 billion of the term facility had been drawn and £12 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit. The facilities bear interest at LIBOR, USLIBOR or EURIBOR plus a current margin ranging from 1.875% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £3.525 billion of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3.525 billion of the term loan facilities are due semi-annually beginning in 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cashflows exceed certain thresholds.

The facilities are secured through a guarantee from NTL Cable PLC. In addition, the bulk of the facilities are secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of NTL Investment Holdings Limited (“NTLIH”) and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facilities, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries.

Senior Bridge Facilities

On June 19, 2006 our £1.8 billion bridge facility drawn by one of our subsidiaries, Neptune Bridge Borrower LLC, was repaid in full utilizing drawings on our senior credit facilities totaling £1.2 billion and an alternative bridge facility of $1,048.8 million. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from our $550 million 9.125% senior notes due 2016 on July 25, 2006, and additional drawing from our senior credit facility on August 1, 2006.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Note 5—Employee Benefit Plans

The components of net periodic pension cost in the three and six months ended June 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service costs	£0.7	£0.6	£1.4	£1.7
Interest costs	3.9	3.6	7.8	7.3
Expected return on plan assets	(4.2)	(3.9)	(8.4)	(7.3)
Settlements and curtailments	0.3	—	0.6	(0.1)
Net periodic benefit costs	£0.7	£0.3	£1.4	£1.6

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three and six months ended June 30, 2006 we contributed £0.5 million and £1.0 million respectively, to our pension plans. We anticipate contributing an additional £1.2 million to fund our pension plans in 2006 for a total of £2.2 million.

Note 6—Other Charges Including Restructuring Charges

Other charges of £12.1 million for the three months ended June 30, 2006, relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest. Liabilities with respect to Telewest property lease exit costs and Telewest involuntary employee termination costs were recognized on the balance sheet of the acquired entity in accordance with EITF 95-3 “Recognition of Liabilities in Connection with Purchase Combinations”. Liabilities with respect to NTL property exit costs and involutary employee termination costs under the restructuring program are recorded in the period the liability is incurred or the plan is communicated to employees. As of June 30, 2006, we have incurred £22.5 million, and we expect to incur a total of approximately £133 million, of costs to fully execute this program.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at June 30, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	2.2	2.2
Utilized	—	(2.9)	(2.9)
Balance, June 30, 2006	£—	£44.6	£44.6

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	34.8	33.2	68.0
Amendments to business acquisition related provision	—	8.7	8.7
Charged to expense	11.8	6.5	18.3
Utilized	(21.7)	(0.8)	(22.5)
Balance, June 30, 2006	£24.9	£47.6	£72.5

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

In accordance with the preceding paragraph, the outstanding shares as of December 31, 2005 and weighted average shares outstanding for the six months ended June 30, 2005 were restated as follows (in millions):

Outstanding shares:

Number of shares
December 31, 2005 outstanding shares as previously reported by NTL Holdings, (formerly known as NTL Incorporated)	85.2
Multiplied by share exchange ratio in reverse acquisition	2.5
Shares at December 31, 2005 (after giving effect to reverse acquisition)	212.9
Effect of the reverse acquisition—conversion of NTL Incorporated (formerly known as Telewest Global Inc) shares	70.7
Issuances and purchases during the period	5.8
June 30, 2006 outstanding shares	289.4

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

For three and six months ended June 30, 2005;

	Three months	Six months
Weighted average shares outstanding as previously reported	85.1	85.8
Share exchange ratio in reverse acquisition	2.5	2.5
Weighted average shares outstanding, as restated	212.8	214.5

As at June 30, 2006, we had authorized shares totaling one billion and issued and outstanding shares totaling 289.4 million.

On May 18, 2006 we approved and declared the payment of a regular quarterly cash dividend of $0.01 per share on June 20, 2006 to stockholders of record as of June 12, 2006 totaling £1.6 million. Future payments of regular quarterly dividends by the Company are at the Board’s discretion and will be subject to the Company’s future needs and uses of free cash flow, which could include investments in operations, the repayment of debt, and share repurchase programs.

Basic and diluted earnings per share is computed by respectively dividing the loss from continuing operations, income from discontinued operations and the net (loss) income by the weighted average number of shares outstanding during the six months ended June 30, 2006 and 2005. Outstanding warrants, options to purchase 37.4 million shares and 1.1 million shares of restricted stock at June 30, 2006 are excluded from the calculation of diluted earnings per share, since the inclusion of such warrants, options and shares is anti-dilutive. The average number of shares outstanding for the six months ended June 30, 2006 is computed as follows (in millions):

Number of Shares
Number of shares outstanding at start of period	212.9
Issues of common stock	49.5
Repurchase of stock	—
Weighted average shares outstanding	262.4

The following table summarizes the activity of NTL Incorporated option plans for the 2006 interim period. All values are adjusted for the 2.5 conversion of shares on the reverse acquisition of Telewest.

	Options to purchase common stock	Weighted average exercise price
Outstanding at the beginning of the period	7,756,241	$14.89
Granted:
As part of the purchase transaction	5,193,645	$14.17
Other	4,674,394	$19.84
Exercised	(4,826,734)	$12.64
Forfeited, expired or cancelled	(1,197,139)	$19.78
Outstanding at the end of the period	11,600,407	$16.99
Exercisable at the end of the period	4,214,373	$12.73

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

The following table summarizes the activity of NTL Incorporated restricted stock plans for the 2006 interim period. All values are adjusted for the share exchange ratio of 2.5 on the reverse acquisition of Telewest.

Common stock
Outstanding at the beginning of the period	75,330
Granted	1,090,650
Awards vested and shares issued	(69,223)
Forfeited, expired or cancelled	(8,027)
Outstanding at the end of the period	1,088,730

As disclosed in the 2005 Annual Report on Form 10-K for NTL Holdings, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment effective January 1, 2006. As a result, we have recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

Total share based compensation expense included in selling, general and administrative expenses in the statement of operations was £20.0 million and £6.8 million for the six months ended June 30, 2006 and 2005, respectively.

Note 8—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net (loss) income for period	£(195.8)	£73.5	£(315.7)	£529.3
Currency translation adjustments	99.4	28.6	82.4	23.9
Net unrealized (losses) gains on derivatives	(6.0)	(2.0)	(7.2)	5.6
Pension liability adjustment	—	2.1	—	2.1
Comprehensive (loss) income	£(102.4)	£102.2	£(240.5)	£560.9

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions);

	June 30, 2006	December 31, 2005
	(unaudited)
Foreign currency translation	£146.9	£64.5
Pension liability adjustments	(18.2)	(18.2)
Net unrealized losses on derivatives	(8.0)	(0.8)
	£120.7	£45.5

Note 9—Income taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

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

Note 10—Commitments and Contingent Liabilities

At June 30, 2006, we were committed to pay approximately £383.6 million for equipment, services and licenses. This amount includes approximately £77.2 million for operations and maintenance contracts and other commitments from July 1, 2007 to 2016. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended June 30
2007	£306.4
2008	9.2
2009	8.5
2010	8.5
2011	8.5
Thereafter	42.5
£383.6

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

Year ended June 30
2007	£4.9
2008	2.2
2009	9.8
2010	—
2011	—
Thereafter	8.6
£25.5

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Segment information for the three and six month periods ended June 30, 2006 is as follows (in millions) (unaudited):

	Three months ended June 30, 2006
	Cable	Content	Elims.	Total
Revenue	£804.8	£79.5	£—	£884.3
Inter segment revenue	0.4	5.7	(6.1)	—
Operating costs	(319.0)	(54.2)	5.7	(367.5)
Selling, general and administrative expenses	(201.7)	(22.2)	0.4	(223.5)
Segment OCF	284.5	8.8	—	293.3
Depreciation, amortization and other charges	(280.2)	(6.8)	—	(287.0)
Operating income	£4.3	£2.0	£—	£6.3
Identifiable assets	£9,391.1	£786.9	£—	£10,178.0

	Six months ended June 30, 2006
	Cable	Content	Elims.	Total
Revenue	£1,389.0	£106.7	£—	£1,495.7
Inter segment revenue	0.7	7.5	(8.2)	—
Operating costs	(556.6)	(73.3)	7.5	(622.4)
Selling, general and administrative expenses	(353.2)	(29.1)	0.7	(381.6)
Segment OCF	479.9	11.8	—	491.7
Depreciation, amortization and other charges	(473.3)	(8.2)	—	(481.5)
Operating income	£6.6	£3.6	£—	£10.2
Identifiable assets	£9,391.1	£786.9	£—	£10,178.0

In 2005, the Company did not have any operations in the Content segment and all of its operations related to the Cable segment. Included in identifiable assets is £1,310.2 million and £109.8 million of goodwill from the acquisition of Telewest that has been preliminarily allocated to the Cable and Content segments, respectively. We expect to finalize this allocation upon completion of our purchase price allocation.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that appear elsewhere in this document.

OVERVIEW

We are one of the leading communications and content distribution companies in the United Kingdom (U.K.), providing internet access, telephone and television services to approximately 5 million residential on-net customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies’ telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a “triple play” bundle of internet, telephone and television services through competitively priced bundled packages. We also provide a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services. These services are delivered through our wholly owned local access communications network passing more than 12.5 million homes in the U.K. The design and capability of our network provides us with the ability to offer “triple play” bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

Through our wholly owned subsidiaries, Flextech Limited (“Flextech”) and sit-up Limited (“sit-up”), we provide basic television channels and related services to the U.K. multi-channel broadcasting market and a wide variety of consumer products by means of sit-up’s auction based shopping channels.

Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.3 million customers.

The total purchase price of approximately £952.1 million includes cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.1 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed merger (January 16, 2006).

We financed the cash portion of the Offer and transactional expenses through £475 million of additional bank borrowings committed under our existing senior credit facility and cash on hand.

On May 24, 2005 we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trade mark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trade marks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.Net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years, although we can terminate it after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations in early 2007.

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

As a result of the sale of our broadcast and Ireland operations, we have accounted for the broadcast and Ireland operations as discontinued operations in 2005. Financial information for prior periods presented in this report is restated accordingly. The results of operations for the broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations, and the assets and liabilities of the broadcast and Ireland operations are reported as assets held for sale and liabilities of discontinued operations, respectively. Revenue from the broadcast operations reported in discontinued operations for the three and six months ended June 30, 2005 was £nil and £21.4 million, respectively. Pre-tax (loss) income from broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005, was £(1.1) million and £3 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and six months ended June 30, 2005 was £6.4 million and £25.6 million, respectively. Pre-tax (loss) income from Ireland operations, reported as pre-tax (loss) income from discontinued operations, for the three and six months ended June 30, 2005 was £(0.7) million and £2.5 million, respectively.

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

Summary Statistics

Selected statistics for residential customers of NTL, excluding customers off our network and virgin.net customers for the three months ended June 30, 2006 as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005
Opening customers	4,983,800		3,089,800		3,097,300		3,055,900		3,008,100
Data cleanse(1)	(36,200)		—		(18,100)		—		—
Adjusted opening customers	4,947,600		3,089,800		3,079,200		3,055,900		3,008,100
Increase in customers on acquisition of Telewest	—		1,880,400		—		—		—
Customer additions	192,300		167,100		162,800		182,400		171,400
Customer disconnects	(211,200)		(153,500)		(142,200)		(141,000)		(123,600)
Net customer movement	(18,900)		13,600		20,600		41,400		47,800
Reduction in customer count(2)	—		—		(10,000)		—		—
Closing customers	4,928,700		4,983,800		3,089,800		3,097,300		3,055,900
Churn(3)	1.5%		1.4%		1.6%		1.6%		1.5%
Revenue generating units(4)
Television	3,293,100		3,315,900		1,942,700		1,940,100		1,961,900
DTV (included in Television)	2,836,200		2,786,500		1,445,100		1,409,300		1,405,100
Telephone	4,233,000		4,268,100		2,573,100		2,598,600		2,593,200
Broadband	2,902,300		2,821,700		1,625,200		1,546,300		1,408,600
Total Revenue Generating Units	10,428,400		10,405,700		6,141,000		6,085,000		5,963,700
RGU/Customers	2.12	x	2.09	x	1.99	x	1.96	x	1.95	x
Internet dial-up and DTV access(5)	113,300		140,400		123,700		145,900		182,500
Average revenue per user(6)	£42.21		£40.92		£38.96		£38.99		£39.69

(1)          Data cleanse activity in Q2-06 resulted in a decrease of 36,200 customers and 69,000 RGUs, a decrease of approximately 13,500 Telco, 24,400 Broadband and 31,100 TV RGUs. Data cleanse activity in Q2-06 is a result of more closely aligning customer definitions between old NTL and old Telewest together with the removal of approximately 20,000 inactive backlog customers in old NTL.

                           Data cleanse activity in Q4-05 resulted in a decrease in old NTL of 18,100 customers and 43,100 RGUs, a decrease of approximately 17,700 Telco, 26,600 Broadband and an increase of 1,300 net TV RGUs.

(2)          Review of inactive backlog customers in the three months ended December 31, 2005 resulted in an adjustment to remove an additional 10,000 customers.

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

(6)          The monthly average revenue per user, or ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. For the three months ended June 30, 2006, we had average on-net revenues of £628.4 million and average customers of 4,962,000.

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

ARPU.   Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from customers. We believe that our “triple play” offering of telephone service, broadband access to the internet and television services is attractive to our existing customer base and allows us to increase our ARPU by facilitating the sale of multiple services to each customer.

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by British Telecom (“BT”), alternative internet access services like DSL, which is offered by BT, satellite television services offered by BSkyB and digital terrestrial television offered through Freeview. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under our revolving credit facility, will be sufficient for our cash requirements through June 30, 2007.

Currency Movements.   We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro, the effective cost of servicing our U.S. dollar debt or euro debt will be higher. As of June 30, 2006, £797.0 million, or 13.7% of our long-term debt, was denominated in U.S. dollars and £155.5 million, or 2.7%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

Currently the principal element of all U.S. dollar and euro denominated debt is hedged in order to fully mitigate against the risks that are presented by moving exchange rates. In addition to this (and with the exception of the alternative bridge) all payments of interest in U.S. dollar and euro are also hedged until at least the first call date of the underlying instrument. The alternative bridge was partially re-financed by a $550 million Senior Note on July 25, 2006, and the principal and interest obligations incumbent upon the Company as a result of this have been hedged to maturity.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years. In addition, our Content segment includes home shopping channels operated by sit-up that are affected by seasonal changes that are common in the retail industry.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 and 2005

Historical Results from Continuing Operations

Revenue

For the three months ended June 30, 2006, consolidated revenue increased by 83.3% to £884.3 million from £482.5 million for the three months ended June 30, 2005. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006.

Expenses

Operating Costs.   For the three months ended June 30, 2006 and 2005, operating costs, including network expenses, increased by 87.5% to £367.5 million from £196.0 million. This increase is primarily attributable to the reverse acquisition of Telewest. Operating costs as a percentage of revenue ,increased to 41.6% for the three months ended June 30, 2006, from 40.6% for the same period in 2005, in part due to the inclusion of the Telewest content segment subsequent to the acquisition which has lower margins than our cable segment.

Selling, general and administrative expenses.   For the three months ended June 30, 2006, selling, general and administrative expenses increased by 82.7% to £223.5 million from £122.3 million for the three months ended June 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest. Selling, general and administrative expenses as a percentage of revenue remained broadly constant, remaining at 25.3% for the three months ended June 30, 2006 as they were for the same period in 2005.

Other charges

Other charges of £12.1 million in the three months ended June 30, 2006 relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at June 30, 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, March 31, 2006	£	£45.4	£45.4
Charged to expense	—	1.1	1.1
Utilized	—	(1.9)	(1.9)
Balance, June 30, 2006	£—	£44.6	£44.6

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, March 31, 2006	£25.4	£37.1	£62.5
Amendments to business acquisition related provision	—	8.7	8.7
Charged to expense	8.4	2.6	11.0
Utilized	(8.9)	(0.8)	(9.7)
Balance, June 30, 2006	£24.9	£47.6	£72.5

Depreciation expense

For the three months ended June 30, 2006, depreciation expense increased to £219.3 million from £129.6 million for the three months ended June 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired. Excluding the impact of the reverse acquisition of Telewest, depreciation expense has decreased due to the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the three months ended June 30, 2006, amortization expense increased to £55.6 million from £27.5 million for the three months ended June 30, 2005. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest.

Interest expense

For the three months ended June 30, 2006, interest expense increased to £135.6 million from £58.4 million for the three months ended June 30, 2005, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest.

We paid interest in cash of £152.7 million for the three months ended June 30, 2006, and £104.9 million for the three months ended June 30, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the reverse acquisition of Telewest and changes in timing of interest payments.

Foreign currency losses

The foreign currency losses of £94.1 million in the three months ended June 30, 2006 were largely comprised of foreign exchange losses of £75.4 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain during the period of £99.1 million that has been recorded as a component of equity. For the three months ended June 30, 2005, foreign currency transaction losses were £12.8 million. These losses for the three months ended June 30, 2005 were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt partially offset by unrealized gains of £14.5 million arising from changes in the fair value of our foreign currency forward contracts.

Gain from derivative instruments

The gain from derivative instruments of £5.7 million in the three months ended June 30, 2006, mainly relates to favourable movements in the mark-to-market values of sterling interest rate swaps.

Income tax benefit

For the three months ended June 30, 2006, income tax benefit was £9.9 million as compared with £9.8 million expense for the same period in 2005.

For the three months ended June 30, 2006, the tax benefit of £9.9 million was comprised of federal taxes of £8.8 million, and UK taxes of £1.0 million. The federal tax benefit is attributable to a current year US tax loss which is mainly derived from tax deductions related to the senior bridge facility repaid on June 19, 2006. The tax benefit related to the release of a deferred tax liability set up in 2005. The UK tax benefit related to amounts receivable in respect of the surrender of UK tax losses arising in the current period to our equity investments.

Pro Forma Combined Company Results

The following discussion describes the pro forma combined results of operations as if the reverse acquisition of Telewest had occurred on January 1, 2005 in respect of the three months ended June 30, 2005. Adjustments have been made to the combined results of operations primarily to reflect amortization of purchased intangibles as if the acquisition had occurred at the beginning of the period. This unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of NTL that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of NTL.

The pro forma results of operations of the combined company were as follows (in millions);

	Three months ended June 30
	2006	2005	% change
Revenue	£884.3	£859.9	2.8
Costs and expenses
Operating costs	(367.5)	(331.4)	(10.9)
SG&A	(223.5)	(210.1)	(6.4)
Other charges	(12.1)	(0.7)	—
Depreciation	(219.3)	(219.3)	—
Amortization	(55.6)	(60.1)	7.5
Operating income	£6.3	£38.3	(83.6)

Revenue

On a pro forma combined basis, revenue increased by 2.8% from the three month period ended June 30, 2005. The revenue increase from the comparative quarter in the prior year is principally due to the acquisition of Sit-Up Ltd by Telewest in May 2005, together with the favorable impact of increased revenues from our efforts at driving “triple play” bundles and selected price increases.

Operating Costs

On a pro forma combined basis our operating costs increased by 10.9% from the three month period ended June 30, 2005 primarily due to the inclusion of operating costs from sit-up, which was acquired by Telewest in May 2005. Operating costs have increased in line with revenue.

Selling, general and administrative expenses

On a pro forma combined basis our selling, general and administrative expenses increased by 6.4% from the three month period ended June 30, 2005. The 6.4% increase from June 30, 2005 is principally due to costs incurred in connection with the integration of Telewest, additional share based compensation and the inclusion of selling, general and administrative expenses in respect of sit-up, which was acquired by

Telewest in May 2005. These cost increases have been offset in part by cost savings made as a result of beginning to integrate the Telewest and NTL operations, mainly through employee headcount reduction.

Other charges

On a pro forma combined basis, other charges increased by £11.4 million from the three month period ended June 30, 2005. The £12.1 million charge in the three months ended June 30, 2006 primarily represents employee termination costs and property exit costs in connection with a restructuring program with respect to the integration of the NTL and Telewest operations.

Depreciation and Amortization

On a pro forma combined basis, depreciation was relatively unchanged and amortization decreased by 7.5% from the three month period ended June 30, 2005. The decreased amortization is principally the result of the absence of amortization for intangible assets fully depreciated in 2005.

Pro Forma Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found above in Note 12 to the Consolidated Condensed Financial Statements. The segment results for the three-month period ended June 30, 2006 include the results of Telewest from April 1, 2006. The following discussion relates to the results of operations of each of our segments on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the periods presented and combine Telewest’s historical Content and sit-up segments into the combined company’s Content segment. We believe that a pro forma comparison is more relevant than a historic comparison as we were a single segment business in prior periods. The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of June 30, 2006. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

The summary pro forma combined results of operations of our Cable segment were as follows (in millions):

	Three months ended June 30
	2006	2005
Revenue	£804.8	£806.6
Inter segment revenue	0.4	0.8
Segment OCF	284.5	312.3
Depreciation, amortization and other charges	(280.2)	(273.8)
Operating income	£4.3	£38.5

Revenue

Our pro forma Cable segment revenue by customer type for the three months ended June 30, 2006 and 2005 was as follows (in millions):

	2006	2005	Increase/ (Decrease)
Revenue:
Consumer	£644.7	£640.4	0.7%
Business	160.1	166.2	(3.7)%
Total revenue	£804.8	£806.6	(0.2)%

Consumer:   For the three months ended June 30, 2006, pro forma revenue from residential customers increased by 0.7% to £644.7 million from £640.4 million for the three months ended June 30, 2005. This increase is driven largely by our efforts at driving “triple play” bundles together with television and telephony price rises offset by lower telephony usage.

Business:   For the three months ended June 30, 2006, pro forma revenue from business customers decreased by 3.7% to £160.1 million from £166.2 million for the three months ended June 30, 2005. This decrease is attributable to declines in telephony voice revenue and lower wholesale and other contract revenue, partially offset by greater data installation and rental revenue.

Segment OCF

For the three months ended June 30, 2006, pro forma Cable segment OCF decreased by 8.9% to £284.5 million from £312.3 million for the three months ended June 30, 2005. The decrease in OCF is primarily due to costs incurred in connection with the integration of Telewest, additional share based compensation expense and higher bad debt expense increased compared with the three months ended June 30, 2005.

Pro forma Summary Statistics

Selected pro forma combined statistics for residential customers of NTL and Telewest excluding customers off our network and virgin.net customers for the three months ended June 30, 2006 as well as the four prior quarters are set forth in the table below. Amounts shown assume the merger of NTL and Telewest had occurred on January 1, 2005.

	For the three months ended
	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005
Opening customers	4,983,800		4,958,000		4,945,400		4,893,100		4,830,600
Data cleanse(1)	(36,200)		—		(18,100)		—		—
Adjusted opening customers	4,947,600		4,958,000		4,927,300		4,893,100		4,830,600
Customer additions	192,300		218,100		248,900		271,900		250,800
Customer disconnects	(211,200)		(192,300)		(208,200)		(219,600)		(188,300)
Net customer movement	(18,900)		25,800		40,700		52,300		62,500
Reduction in customer count(2)	—		—		(10,000)		—		—
Closing customers	4,928,700		4,983,800		4,958,000		4,945,400		4,893,100
Churn(3)	1.5%		1.3%		1.4%		1.5%		1.4%
Revenue generating units(4)
Television	3,293,100		3,315,900		3,310,300		3,288,700		3,293,600
DTV(included in Television)	2,836,200		2,786,500		2,715,900		2,637,500		2,594,600
Telephone	4,233,000		4,268,100		4,260,000		4,285,000		4,282,400
Broadband	2,902,300		2,821,700		2,630,300		2,466,500		2,261,400
Total Revenue Generating Units	10,428,400		10,405,700		10,200,600		10,040,200		9,837,500
RGU/Customers	2.12	x	2.09	x	2.06	x	2.03	x	2.01	x
Internet dial-up and DTV access(5)	113,300		140,400		181,600		219,000		273,000
Average revenue per user(6)	£42.21		£41.50		£41.27		£41.28		£41.63

       (1) Data cleanse activity in Q2-06 resulted in a decrease of 36,200 customers and 69,000 RGUs, a decrease of approximately 13,500 Telco, 24,400 Broadband and 31,100 TV RGUs. Data cleanse activity in Q2-06 is a result of more closely aligning customer definitions between old NTL and old Telewest together with the removal of approximately 20,000 inactive backlog customers in old NTL. Data cleanse activity in Q4-05 resulted in a decrease in old NTL of 18,100 customers and 43,100 RGUs, a decrease of approximately 17,700 Telco, 26,600 Broadband and an increase of 1,300 net TV RGUs.

       (2) Review of inactive backlog customers in the three months ended December 31, 2005 resulted in an adjustment to remove an additional 10,000 customers.

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

       (6) The monthly average revenue per user, or ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period, exclusive of VAT, by the average number of customers directly connected to our network in that period, divided by three. For the three months ended June 30, 2006, we had average on-net revenues of £628.4 million and average customers of 4,962,000.

Content Segment

The summary pro forma combined results of operations of our Content segment were as follows (in millions):

	Three months ended June 30
	2006	2005
Revenue	£79.5	£53.3
Inter segment revenue	5.7	5.2
Segment OCF	8.8	6.1
Depreciation, amortization and other charges	(6.8)	(6.3)
Operating income (loss)	£2.0	£(0.2)

Revenue

For the three months ended June 30, 2006, pro forma revenue in the Content segment increased by 49.2% to £79.5 million from £53.3 million for the three months ended June 30, 2005. This increase is driven largely by the inclusion in the three months ended June 30, 2006 of sit-up which was acquired by Telewest in May 2005, and contributed revenue of £45.1 million in the second quarter of 2006. Increased revenue from Flextech of £5.7 million was principally due to increased share of the advertising revenue market, a cumulative effect of the relative strength of the viewing performance of the Flextech TV channels, and a seasonal increase (the Easter period being in the second quarter of 2006 as compared to the first quarter in 2005.)

Segment OCF

For the three months ended June 30, 2006, pro forma Content segment OCF increased by 44.3% to £8.8 million from £6.1 million for the three months ended June 30, 2005. The increase in Content pro forma segment OCF is primarily due to the increase in revenue in Flextech partially offset by increased marketing costs, together with the inclusion of sit-up.

Six months ended June 30, 2006 and 2005

Historical Results from Continuing Operations

Revenue

For the six months ended June 30, 2006, consolidated revenue increased by 52.6% to £1,495.7 million from £980.3 million for the six months ended June 30, 2005. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006.

Expenses

Operating Costs.   For the six months ended June 30, 2006 and 2005, operating costs, including network expenses, increased by 54.5% to £622.4 million from £402.9 million. This increase is primarily attributable to the reverse acquisition of Telewest. Operating costs as a percentage of revenue increased slightly to 41.6% for the six months ended June 30, 2006, from 41.1% for the same period in 2005, in part due to the inclusion of the Telewest content segment subsequent to the acquisition which has lower margins than our cable segment.

Selling, general and administrative expenses.   For the six months ended June 30, 2006, selling, general and administrative expenses increased by 57.6% to £381.6 million from £242.1 million for the six months ended June 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest. Selling, general and administrative expenses as a percentage of revenue remained broadly constant at 25.5% for the six months ended June 30, 2006, from 24.7% for the same period in 2005.

Other charges

Other charges of £20.5 million in the six months ended June 30, 2006 relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at June 30, 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	2.2	2.2
Utilized	—	(2.9)	(2.9)
Balance, June 30, 2006	£—	£44.6	£44.6

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	34.8	33.2	68.0
Amendments to business acquisition related provision	—	8.7	8.7
Charged to expense	11.8	6.5	18.3
Utilized	(21.7)	(0.8)	(22.5)
Balance, June 30, 2006	£24.9	£47.6	£72.5

Depreciation expense

For the six months ended June 30, 2006, depreciation expense increased to £368.6 million from £259.9 million for the six months ended June 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired. Excluding the impact of the reverse acquisition of Telewest, depreciation expense has decreased due to the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the six months ended June 30, 2006, amortization expense increased to £92.4 million from £54.9 million for the six months ended June 30, 2005. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest.

Interest expense

For the six months ended June 30, 2006, interest expense increased to £219.4 million from £128.5 million for the six months ended June 30, 2005, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest.

We paid interest in cash of £219.5 million for the six months ended June 30, 2006, and £118.9 million for the six months ended June 30, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the reverse acquisition of Telewest and changes in timing of interest payments.

Loss on extinguishment of debt

The loss on extinguishment of debt of £32.4 million in the six months ended June 30, 2006, relates to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing for the reverse acquisition of Telewest.

Loss from derivative instruments

The loss from derivative instruments of £3.5 million in the six months ended June 30, 2006, mainly relates to the termination of derivative instruments in respect of the foreign currency tranche of the senior credit facility that was repaid upon completion of the refinancing for the reverse acquisition of Telewest.

Foreign currency losses

The foreign currency losses of £104.1 million in the six months ended June 30, 2006 were largely comprised of foreign exchange losses of £75.4 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain during the period of £120.7 million that has been recorded as a component of equity. For the six months ended June 30, 2005, foreign currency transaction losses were £16.8 million. These losses for the six months ended June 30, 2005 were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt partially offset by unrealized gains of £11.6 million arising from changes in the fair value of our foreign currency forward contracts.

Income tax benefit

For the six months ended June 30, 2006, income tax benefit was £9.9 million as compared with £21.1 million expense for the same period in 2005.

For the six months ended June 30, 2006, the tax benefit of £9.9 million was comprised of federal taxes of £8.8 million, and UK taxes of £1.0 million. The federal tax benefit is attributable to a current year US tax loss which is mainly derived from tax deductions related to the senior bridge facility repaid on June 19, 2006. The tax benefit related to the release of a deferred tax liability set up in 2005. The UK tax benefit related to amounts receivable in respect of the surrender of UK tax losses arising in the current period to equity investments.

Pro Forma Combined Company Results

The following discussion describes the pro forma combined results of operations as if the reverse acquisition of Telewest had occurred on January 1, 2006 in respect of the six months ended June 30, 2006 and on January 1, 2005 in respect of the six months ended June 30, 2005. The results of operations for the six months ended June 30, 2006 include the results of operations of Telewest from March 3, 2006 (the acquisition date). Adjustments have been made to the combined results of operations primarily to reflect amortization of purchased intangibles as if the acquisition had occurred at the beginning of the periods presented. This unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of NTL that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of NTL.

The pro forma results of operations of the combined company were as follows (in millions);

	Six months ended June 30
	2006	2005	% change
Revenue	£1,773.1	£1,693.1	4.7
Costs and expenses
Operating costs	(736.5)	(658.9)	11.8
SG&A	(466.3)	(415.1)	12.3
Other charges	(21.0)	(1.1)	—
Depreciation	(429.7)	(439.3)	(2.2)
Amortization	(114.2)	(120.1)	(4.9)
Operating income	£5.4	£58.6	(90.8)

Revenue

On a pro forma combined basis, revenue increased by 4.7% from the six month period ended June 30, 2005. The revenue increase from the comparative quarter in the prior year is principally due to the acquisition of sit-up  by Telewest in May 2005 together with an increased number of broadband subscribers.

Operating Costs

On a pro forma combined basis our operating costs increased by 11.8% from the six month period ended June 30, 2005 primarily due to the inclusion of operating costs from sit-up, which was acquired by Telewest in May 2005.

Selling, general and administrative expenses

On a pro forma combined basis our selling, general and administrative expenses increased by 12.3% from the six period ended June 30, 2005. The 12.3% increase from June 30, 2005 is principally due to costs incurred in connection with the reverse acquisition of Telewest, including investment banking, legal and accounting fees and insurance costs and the inclusion of selling, general and administrative expenses in respect of sit-up, which was acquired by Telewest in May 2005.

Other charges

On a pro forma combined basis, other charges increased by £19.9 million from the six month period ended June 30, 2005. The £21.0 million charge in the six months ended June 30, 2006 primarily represents employee termination costs and property exit costs in connection with a restructuring program with respect to the integration of the NTL and Telewest operations.

Depreciation and Amortization

On a pro forma combined basis, depreciation decreased by 2.2% and amortization decreased by 4.9% from the six month period ended June 30, 2005. The decreases are principally the result of the absence of depreciation for tangible and intangible assets fully depreciated in 2005.

Pro Forma Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found above in Note 12 to the Consolidated Condensed Financial Statements. The segment results for the six month period ended June 30, 2006 include the results of Telewest from March 3, 2006 (the acquisition date). The following discussion relates to the results of operations of each of our segments on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the periods presented and combine Telewest’s historical Content and sit-up segments into the combined company’s Content segment. We believe that a pro forma comparison is more relevant than a historic comparison as we were a single segment business in prior periods. The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of June 30, 2006. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF is management’s measure of segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

The summary pro forma combined results of operations of our Cable segment were as follows (in millions):

	Six months ended June 30
	2006	2005
Revenue	£1,607.1	£1,610.7
Inter segment revenue	0.9	1.5
Segment OCF	552.1	609.0
Depreciation, amortization and other charges	(551.4)	(548.2)
Operating income	£0.7	£60.8

Revenue

Our pro forma Cable segment revenue by customer type for the six months ended June 30, 2006 and 2005 was as follows (in millions):

	2006	2005	Increase/ (Decrease)
Revenue:
Consumer	£1,281.4	£1,270.2	0.9%
Business	325.7	340.5	(4.3)%
Total revenue	£1,607.1	£1,610.7	(0.2)%

Consumer:   For the six months ended June 30, 2006, pro forma revenue from residential customers increased by 0.9% to £1,281.4 million from £1,270.2 for the six months ended June 30, 2005. This increase is driven largely by growth in the number of broadband internet subscribers together with television and telephony price rises offset by lower telephony usage.

Business:   For the six months ended June 30, 2006, pro forma revenue from business customers decreased by 4.3% to £325.7 million from £340.5 million for the six months ended June 30, 2005. This decrease is attributable to declines in telephony voice revenue and lower wholesale and other contract revenue, partially offset by greater data installation and rental revenue.

Segment OCF

For the six months ended June 30, 2006, pro forma Cable segment OCF decreased by 9.3% to £552.1 million from £609.0 million for the six months ended June 30, 2005. The decrease in OCF is primarily due to increased selling, general and administrative expenses, which included charges of £20.9 million relating to the reverse acquisition of Telewest, consisting of legal and professional charges of £11.7 million and executive compensation costs and insurance expenses of £9.2 million. In addition, share based compensation expense and bad debt expense increased compared with the six months ended June 30, 2005.

Content Segment

The summary pro forma combined results of operations of our Content segment were as follows (in millions):

	Six months ended June 30
	2006	2005
Revenue	£166.0	£82.4
Inter segment revenue	11.0	10.1
Segment OCF	18.2	10.1
Depreciation, amortization and other charges	(13.5)	(12.3)
Operating income (loss)	£4.7	£(2.2)

Revenue

For the six months ended June 30, 2006, pro forma revenue in the Content segment increased by 101.5% to £166.0 million from £82.4 million for the six months ended June 30, 2005. This increase is driven largely by the inclusion in the six months ended June 30, 2006 of sit-up which was acquired by Telewest in May 2005, and contributed revenue of £97.0 million in the first half of 2006. Increased revenue from Flextech of £10.7 million was principally due to an increased share of the advertising revenue market together with the cumulative effect of the relative strength of the viewing performance of the Flextech TV channels.

Segment OCF

For the six months ended June 30, 2006, pro forma Content segment OCF increased by 80.2% to £18.2 million from £10.1 million for the six months ended June 30, 2005. The increase in Content pro forma segment OCF is primarily due to the increase in revenue in Flextech partially offset by increased marketing costs, together with the inclusion of sit-up.

Statement of Cash Flows

Cash flow information provided below is for our continuing operations.

Six Months ended June 30, 2006 and 2005

For the six months ended June 30, 2006, cash provided by operating activities increased to £243.8 million from £122.6 million for the six months ended June 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and an improvement in working capital offset by an increase in cash paid for interest. For the six months ended June 30, 2006, cash paid for interest, exclusive of amounts capitalized, increased to £219.5 million from £118.9 million during the same period in 2005. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest.

For the six months ended June 30, 2006, cash used in investing activities was £2,258.4 million compared with cash provided by investing activities of £1,280.4 million for the six months ended June 30, 2005. The cash used in investing activities in the six months ended June 30, 2006 includes £2,013.7 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million. The cash provided by investing activities in the six months ended June 30, 2005 includes £1.2 billion from the sale of our broadcast operations. Purchases of fixed assets increased to £263.4 million for the six months ended June 30, 2006 from £144.4 million for the same period in 2005 primarily because of the timing of cash payments and the reverse acquisition of Telewest.

Cash provided by financing activities for the six months ended June 30, 2006 was £1,731.0 million compared to cash used in financing activities of £810.1 million in the six months ended June 30, 2005. The principal sources of cash provided by financing activities for the six months ended June 30, 2006 were the new £5.3 billion senior credit facilities and the £0.6 billion alternative bridge facility by the repayment of our previous senior credit and bridge facilities. For the six months ended June 30, 2005, cash used in financing activities related to the repurchases of our common stock in the open market for £114.0 million and the prepayment of £700.0 million on our senior credit facility.

LIQUIDITY AND CAPITAL RESOURCES

New Senior Credit Facilities

On March 3, 2006 we prepaid £1,358.1 million in respect of NTL Holdings’ senior credit facility, £1,689.9 million in respect of Telewest’s existing senior credit facilities and £102.0 in respect of Flextech’s senior credit facility. All of these facilities were repaid in full utilizing borrowings under our new senior credit facilities.

Our new senior secured credit facilities provide for a senior secured credit facility in an aggregate principal sterling equivalent amount of £5.275 billion, comprising a £3.35 billion 5 year amortizing tranche A term loan facility, a £175 million 5 year amortizing tranche A1 term loan facility, a £300 million 6½ year bullet tranche B1 term loan facility, a £351 million 6½ year bullet tranche B2 term loan facility, a €500 million 6½ year bullet tranche B3 term loan facility, a $650 million 6½ year bullet tranche B4 term loan facility, a £300 million 7 year bullet tranche C term credit facility and a £100 million 5 year multicurrency revolving credit facility (the “Revolving Facility”). Our new senior secured credit facilities (other than for tranche C) have the benefit of a full and unconditional senior secured guarantee from NTL Cable PLC as well as first priority pledges of the shares and assets of substantially all of the operating subsidiaries of NTL Investment Holdings Limited (“NTLIH”) and of receivables arising under any intercompany loans to those subsidiaries. The senior secured guarantee of NTL Cable PLC is secured by a first priority pledge of the entire capital stock of NTLIH and the receivables under any intercompany loans from NTL Cable PLC to NTLIH. The guarantee of the C tranche of our new senior secured credit facilities will share in the security of NTL Cable PLC granted to the senior secured credit facilities, but will receive proceeds only after the other tranches and will not benefit from guarantees or security granted by other members of the group.

Principal under Tranches A and A1 is subject to repayment each six months as follows:

Date	Amount
30 September 2007	£237 million
31 March 2008	£237 million
30 September 2008	£237 million
31 March 2009	£265 million
30 September 2009	£475 million
31 March 2010	£527 million
30 September 2010	£580 million
Final maturity date	£967 million

The annual rate of interest payable under our new senior facilities is the sum of (i) the London Interbank Rate (LIBOR) or European Interbank Rate (EURIBOR), as applicable, plus (ii) the applicable interest margin and the applicable cost of complying with any reserve requirement.

The applicable interest margin for Tranche A, A1 and the Revolving Facility depends upon the net leverage ratio then in effect as set forth below:

Leverage Ratio	Margin
Less than 3.00:1	1.250%
Greater than or equal to 3.00:1 but less than 3.40:1	1.375%
Greater than or equal to 3.40:1 but less than 3.80:1	1.500%
Greater than or equal to 3.80:1 but less than 4.20:1	1.625%
Greater than or equal to 4.20:1 but less than 4.50:1	1.750%
Greater than or equal to 4.50:1 but less than 4.80:1	1.875%
Greater than or equal to 4.80:1 but less than 5.00:1	2.125%
Greater than or equal to 5.00:1	2.250%

The applicable interest margin for Tranche B and Tranche C are as follows:

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
C	2.75%

Senior Notes

The U.S. dollar-denominated 8.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount outstanding of $425 million. The sterling-denominated 9.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount outstanding of £375 million. The euro-denominated 8.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount outstanding of €225 million.

The U.S. dollar denominated 9.125% senior notes due 2016 were issued by NTL Cable PLC on July 25, 2006, and have a principal amount outstanding of $550 million.

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

•       merge or consolidate or transfer all or substantially all of their assets; and

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

Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and unused credit facilities, will be sufficient for our cash requirements through at least June 30, 2007. However, our cash requirements after June 30, 2007 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of the senior notes or our senior credit facility from incurring additional indebtedness.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table includes aggregate information about our contractual obligations as of June 30, 2006, and the periods in which payments are due (in millions).

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations	£5,733.7	£3.3	£676.8	£1,600.8	£3,452.8
Capital Lease Obligations	184.8	51.5	30.9	8.8	93.6
Operating Lease Obligations	387.7	68.3	104.2	77.2	138.0
Purchase Obligations	383.6	306.4	17.7	17.0	42.5
Total	£6,689.8	£429.5	£829.6	£1,703.8	£3,726.9

Based on current LIBOR interest rates, margins and interest rate swaps the projected interest expense for the next 12 months on our long term debt and capital lease obligations is approximately £470 million.

The following table includes information about our commercial commitments as of June 30, 2006. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

		Amount of Commitment Expiration per Period
		Less than	1-3	3-5	More than
Other Commercial Commitments	Total	1 year	years	years	5 years
Guarantees	£24.0	£4.9	£11.2	£—	£7.9
Lines of Credit	1.5	—	0.8	—	0.7
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	£25.5	£4.9	£12.0	—	£8.6

Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond. Other Commercial Commitments relate to brand license agreements.

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

Also, all of our revenues and a substantial portion of our operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of June 30, 2006, £797.0 million, or 13.7% of our long-term debt, was denominated in U.S. dollars and £155.5 million, or 2.7%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

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

The following table provides information as of June 30, 2006 about our long-term fixed and variable interest rate debt that is sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Six months ending December 31,	Year ending December 31,						Fair Value June 30,
	2006	2007	2008	2009	2010	Thereafter	Total	2006
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$414.9
Average interest rate						8.75%
Average forward exchange rate						0.52
Pound Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£374.1
Average interest rate						9.75%
Euro
Fixed rate	—	—	—	—	—	€225.0	€225.0	€227.8
Average interest rate						8.75%
Average forward exchange rate						0.70
Pound Sterling
Variable Rate	—	£225.0	£450.0	£700.0	£1,050.0	£775.0	£3,200.0	£3,200.0
Average interest rate		Libor plus 1.875%	Libor plus 1.875%	Libor plus 1.875%	Libor plus 1.875%	Libor plus 1.875%
US Dollars
Variable Rate	—	—	—	—	—	$1,048.8	$1,048.8	$1,048.8
Average interest rate						Libor plus 6%
Pound Sterling
Variable Rate	—	—	—	—	—	£1,200.0	£1,200.0	£1,200.0
Average interest rate						Libor plus 2.25%

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

ITEM 1A.        RISK FACTORS

Since December 31, 2005, there have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on February 28, 2006 and the Form 10-K of NTL Holdings Inc. that was filed with the SEC on March 1, 2006.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 18, 2006. The following nominees were elected as directors, each to hold office for a period of three years, by the votes set forth below:

Nominee	For	Withheld
Edwin M Banks	227,696,197	25,982,710
Stephen A. Burch	232,739,609	20,939,298
Simon P. Duffy	230,050,022	23,628,885
Charles K. Gallagher	229,623,299	24,055,608

The following directors have terms continuing after the annual meeting of stockholders: James F. Mooney, William R. Huff, George R. Zoffinger, Jeffrey D. Benjamin, William J. Connors, David Elstein and Anthony (Cob) Stenham.

The appointment of Ernst & Young LLP as our independent auditor for the year ended December 31, 2006 was ratified by the votes set forth below:

For	250,868,683
Against	2,809,378
Abstained	846

The adoption of share issuance feature of the NTL Group 2006 Bonus Scheme was ratified by the votes set forth below:

For	214,181,138
Against	1,073,065
Abstained	125,163
Broker non-votes	38,299,541

The adoption of the NTL Incorporated 2006 Stock Incentive Plan was approved by the votes set forth below:

For	139,819,898
Against	75,432,727
Abstained	126,741
Broker non-votes	38,299,541

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

4.1

Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2006).

10.1	Investment Agreement dated as of April 3, 2006 between NTL Incorporated and Virgin Entertainment Investment Holdings Limited.*
10.2	Trade Mark Licence dated April 3, 2006 between Virgin Enterprises Limited (“VEL”) and NTL Group Limited.*
10.3	Letter Agreement dated April 3, 2006 between NTL Incorporated and VEL relating to VEL’s right to propose a candidate to serve on the NTL Incorporated Board of Directors.*
10.4	Form of Non-Qualified Stock Option Notice for directors.*
10.5	Form of Non-Qualified Stock Option Notice for United Kingdom employees.*
10.6	Form of Incentive Stock Option Notice for United States employees.*
10.7	Restricted Stock Agreement dated as of March 16, 2006 between NTL Incorporated and Neil A. Berkett.*
10.8	Restricted Stock Agreement dated as of May 26, 2006 between NTL Incorporated and Neil R. Smith.*
10.9	Restricted Stock Agreement dated as of May 26, 2006 between NTL Incorporated and Malcolm Wall.*
10.10	NTL Incorporated 2006 Stock Incentive Plan as amended and restated as of June 15, 2006.*
10.11	Forms of Incentive Stock Option Notice (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 12, 2006).
10.12	Form of Non-qualified Stock Option Notice (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 12, 2006).
10.13	Form of Restricted Stock Unit Agreement (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 12, 2006).
10.14

Amended and Restated Employment Agreement, and Restricted Stock Agreement, entered into by and between NTL Incorporated and James Mooney, dated as of July 5, 2006 (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2006).

10.15	Terms & Conditions of Employment of Robert Gale effective January 1, 2002 as amended on October 21, 2005.*
10.16

Senior Facilities Agreement dated 3 March 2006 as amended and restated on 22 May 2006 and 10 July 2006 between, among others, the Company, certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers) (excluding schedules) (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 10, 2006).

10.17

Group Intercreditor Deed dated 3 March 2006 as amended and restated on 13 June 2006 and 10 July 2006 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Senior Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (excluding schedules) (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 10, 2006).

10.18

Deed of Accession dated July 18, 2006 between NTL Investment Holdings Limited and Deutsche Bank AG, London Branch as C Facility Lender and as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2006).

10.19

Deed of Accession dated July 18, 2006 among NTL Investment Holdings Limited, JPMorgan Chase Bank as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2006).

10.20

Deed of Accession dated July 18, 2006 among NTL Investment Holdings Limited, Goldman Sachs Credit Partners, L.P. as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2006).

10.21

Deed of Accession dated July 18, 2006 among NTL Investment Holdings Limited, The Royal Bank of Scotland plc as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2006).

10.22	Form of Senior Facilities Amendment Letter (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2006).
10.23	Form of Bridge Facilities Amendment Letter (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2006).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                 * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED
Date: August 9, 2006	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: August 9, 2006	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer