Form 10-Q
period 2006-09-30
NTL INC; NTL INVESTMENT HOLDINGS LTD.
filed 2006-11-09
CIK 1270400, 1322791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50886

NTL INCORPORATED

(Exact name of registrant as specified in its charter)

NTL INVESTMENT HOLDINGS LIMITED

(Additional Registrant)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of November 6, 2006 was 326,218,427.

The Additional Registrant meets the conditions set forth in General Information H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure format. See Note Concerning NTLIH.

NTL INCORPORATED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006
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

•       the ability to comply with restrictive covenants in our indebtedness agreements;

•       the ability to control customer churn;

•       the ability to compete with a range of other communications and content providers;

•       the effect of technological changes on our businesses;

•       the functionality or market acceptance of new products that we may introduce;

•       possible losses in revenues due to systems failures;

•       the ability to maintain and upgrade our networks in a cost-effective and timely manner;

•       the reliance on single-source suppliers for some equipment and software;

•       the ability to provide attractive programming at a reasonable cost; and

•       the extent to which our future earnings will be sufficient to cover our fixed charges.

These and other factors are discussed in more detail under Item 1A. “Risk Factors” and elsewhere in our Form 10-K filed with the SEC on February 28, 2006 and the Form 10-K of NTL Holdings Inc., our wholly-owned subsidiary, filed with the SEC on March 1, 2006. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning NTLIH

This quarterly report on Form 10-Q (excepting financial statements responsive to Part I, Item 1) covers both NTL Incorporated and NTL Investment Holdings Limited (“NTLIH’’), an English company with an address at NTL House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP, United Kingdom, a wholly-owned subsidiary of NTL Cable PLC and a wholly-owned indirect subsidiary of NTL Incorporated.  NTLIH is not an accelerated filer. NTLIH is one of the guarantors of NTL Cable PLC’s 9.75% Senior Notes due 2014 (sterling denominated), 8.75% Senior Notes due 2014 (euro denominated),

8.75% Senior Notes due 2014 (U.S. dollar denominated), and 9.125% Senior Notes due 2016 (U.S. dollar denominated). NTLIH’s guarantee of those notes is not deemed to be unconditional.

NTLIH carries on the same business as NTL Incorporated, and is the principal borrower under NTL Incorporated’s Senior Credit Facility. In this quarterly report, unless the context otherwise requires, the terms “NTL,” “the “Company,“ “we,” “us,” “our” and similar terms refer to the consolidated business of NTL Incorporated, including NTLIH and its subsidiaries. Unless otherwise indicated, the discussion contained in this report applies to NTLIH as well as NTL Incorporated.

Note Concerning Effect of Merger with Telewest

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.). Because this transaction is accounted for as a reverse acquisition, the financial statements included in this Form 10-Q for the period through March 3, 2006 are those of the corporation now known as NTL Holdings Inc. For the period since March 3, 2006 these financial statements reflect the reverse acquisition of Telewest Global, Inc. (“Telewest”). See note 1 to the financial statements.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTL INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	September 30, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£302.2	£735.2
Restricted cash	6.7	3.4
Marketable securities	—	96.9
Accounts receivable—trade, less allowances for doubtful accounts of £58.9 (2006) and £41.7 (2005)	409.7	191.8
Inventory for re-sale	12.1	—
Programming inventory	55.5	—
Prepaid expenses and other current assets	94.7	112.4
Total current assets	880.9	1,139.7
Fixed assets, net	6,088.6	3,294.9
Goodwill	2,273.1	—
Reorganization value in excess of amounts allocable to identifiable assets	193.0	193.0
Customer lists, net	1,129.4	247.6
Other intangible assets, net	66.5	2.4
Equity investments	387.5	—
Other assets, net of accumulated amortization of £15.7 (2006) and £32.2 (2005)	173.9	110.9
Total assets	£11,192.9	£4,988.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£369.8	£176.9
Accrued expenses and other current liabilities	637.8	291.1
Interest payable	94.4	37.8
Deferred revenue	263.2	103.2
Current portion of long-term debt	151.5	0.8
Total current liabilities	1,516.7	609.8
Long-term debt, net of current portion	6,055.5	2,279.2
Deferred revenue and other long-term liabilities	194.1	134.3
Deferred income taxes	77.0	9.2
Total liabilities	7,843.3	3,032.5
Commitments and contingent liabilities
Minority interest	1.0	1.0
Shareholders’ equity
Common stock	1.8	1.2
Additional paid-in capital	4,285.8	2,671.0
Treasury stock	—	(114.0)
Accumulated other comprehensive income	126.6	45.5
Accumulated deficit	(1,065.6)	(648.7)
Total shareholders’ equity	3,348.6	1,955.0
Total liabilities and shareholders’ equity	£11,192.9	£4,988.5

Note:                      The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	£1,024.9	£482.7	£2,520.6	£1,463.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(440.0)	(200.2)	(1,062.4)	(603.1)
Selling, general and administrative expenses	(267.1)	(116.2)	(648.7)	(358.3)
Other charges	(30.9)	(1.3)	(51.4)	(2.4)
Depreciation	(222.6)	(142.3)	(591.2)	(402.2)
Amortization	(73.9)	(27.4)	(166.3)	(82.3)
	(1,034.5)	(487.4)	(2,520.0)	(1,448.3)
Operating (loss) income	(9.6)	(4.7)	0.6	14.7
Other income (expense)
Interest income and other, net	7.1	6.8	24.3	21.6
Interest expense	(113.2)	(51.7)	(332.6)	(180.2)
Share of income (loss) from equity investments	3.9	(0.2)	8.4	—
Foreign currency transaction gains (losses)	6.3	(13.1)	(97.8)	(29.9)
Loss on extinguishment of debt	(0.5)	(2.0)	(32.9)	(2.0)
Gains (losses) on derivative instruments	1.6	—	(1.9)	—
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(104.4)	(64.9)	(431.9)	(175.8)
Income tax benefit (expense)	0.9	12.4	10.8	(8.7)
Minority interest	(0.7)	(1.0)	—	(1.0)
Cumulative effect of change in accounting principle	—	—	1.2	—
Loss from continuing operations	(104.2)	(53.5)	(419.9)	(185.5)
Discontinued operations
Income from discontinued operations before income taxes	—	—	—	5.5
Gain on disposal of assets	8.1	1.4	8.1	657.4
Income tax expense	—	—	—	(0.2)
Income from discontinued operations	8.1	1.4	8.1	662.7
Net (loss) income	£(96.1)	£(52.1)	£(411.8)	£477.2
Basic and diluted loss from continuing operations per share	£(0.32)	£(0.25)	£(1.49)	£(0.87)
Basic and diluted income from discontinued operations per share	£0.02	£0.01	£0.03	£3.10
Basic and diluted net (loss) income per share	£(0.30)	£(0.24)	£(1.46)	£2.23
Average number of shares outstanding	322.0	212.8	282.5	214.0

See accompanying notes.

NTL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine months ended September 30,
	2006	2005
Net cash provided by operating activities	£512.2	£239.6
Investing activities
Purchase of fixed assets	(397.0)	(216.3)
Income from equity investments	7.3	—
Acquisition of Telewest, net of cash acquired	(2,024.2)	—
Acquisition of Virgin Mobile, net of cash acquired	(423.5)	—
Proceeds from the sale of fixed assets	0.9	2.6
Decrease in restricted cash	5.1	12.2
Proceeds from sale of Broadcast operations, net	—	1,229.0
Proceeds from sale of Ireland operations, net	—	216.2
Net cash (used in) provided by investing activities	(2,831.4)	1,243.7
Financing activities
Proceeds from employee stock option exercises	35.2	4.8
Purchase of stock	—	(114.0)
New borrowings	9,046.1	—
Principal payments on long-term debt	(7,038.0)	(781.7)
Financing fees	(122.2)	—
Capital lease payments	(26.7)	(0.6)
Dividends paid	(5.1)	—
Net cash provided by (used in) financing activities	1,889.3	(891.5)
Cash flow from discontinued operations
Net cash used by operating activities	—	(14.3)
Net cash used by investing activities	—	(4.1)
Net cash used in discontinued operations	—	(18.4)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	14.2
(Decrease) increase in cash and cash equivalents	(433.0)	587.6
Cash and cash equivalents, beginning of period	735.2	125.2
Cash and cash equivalents, end of period	£302.2	£712.8

See accompanying notes.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for NTL Holdings Inc. for the year ended December 31, 2005.

On March 3, 2006, NTL Holdings Inc. (“NTL Holdings”), formerly known as NTL Incorporated, merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc., or “Telewest”). The merger has been accounted for as a reverse acquisition in which NTL Holdings is treated as the accounting acquirer, primarily because NTL Holdings shareholders owned approximately 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated. As a result, the historical financial statements of NTL Holdings became the historical financial statements of NTL Incorporated as of the completion of the merger. Therefore, the results for the three and nine months ended September 30, 2005 reflect the operations and cash flows of NTL Holdings only and the balance sheet at December 31, 2005 reflects the financial position of NTL Holdings only. The results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Significant Accounting Policies

Revenue Recognition

We recognise revenue only when it is realized or realizable and earned. We recognise revenue when all of the following are present:

•       persuasive evidence of an arrangement exists between us and our customers;

•       delivery has occurred or the services have been rendered;

•       the price for the service is fixed or determinable; and

•       collectibility is reasonably assured.

Telephone, cable television and internet revenues are recognised as the services are provided to customers.

Installation revenues are recognised in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognised at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Rental revenue in respect of line rentals and rental of equipment provided to customers is recognised on a straight-line basis over the term of the rental agreement.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Mobile handset and other equipment revenue is recognised when the goods have been delivered and title has passed.

Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognised as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Contract and non-contract post-pay customers are billed in arrears based on usage and revenue is recognised when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognised as the services are rendered or usage expires.

Bundled services revenue are recognised in accordance with the provisions of EITF No 00-21, Accounting for revenue arrangements with multiple deliverables, to assess whether the components of the bundled services should be recognised separately.

For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the “residual value” method.

Subscriber Acquisition Costs

Costs incurred in respect to the acquisition of customers of our Mobile segment, including payments to distributors and the cost of handset promotions, are expensed as incurred.

Note 3—Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc (“Virgin Mobile”) through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of approximately £952.2 million included cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed acquisition (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

On May 24, 2006, we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years. It can be terminated after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) upon a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations early in 2007 and the re-branding is expected to include a change in name of the corporate parent.

The total purchase price of approximately £952.2 million has been allocated as follows (in millions) (unaudited):

Acquisition Date
Cash and cash equivalents, including restricted cash	£10.0
Accounts receivable	45.4
Prepaid expenses and other current assets	24.6
Fixed assets	18.5
Inventory	9.1
Amortizable intangible assets:
Customer lists	280.0
Contractual relationships	6.0
Intangible assets with indefinite lives:
Goodwill	918.2
Other assets, net	1.4
Accounts payable	(47.2)
Long-term debt, including current portion	(200.0)
Other current liabilities	(111.2)
Other long-term liabilities	(2.6)
Total purchase price	£952.2

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending finalization of valuations performed by third party experts, finalization of management’s integration plan pertaining to the acquired business, completion of analysis of deferred tax balances and completion of a review of certain other historical matters.

Amortizable intangible assets

Of the total purchase price, approximately £286.0 million has been allocated to amortizable intangible assets including customer lists and contractual relationships. Customer lists represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Virgin Mobile. The fair value of these assets was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of four years.

Contractual relationships represent the fair value of certain contracts with distributors of our products and services.  The fair value of these contracts was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over the remaining life of the contracts of approximately three years.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

Reverse Acquisition of Telewest

On March 3, 2006, NTL Holdings merged with a subsidiary of NTL Incorporated and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the UK’s largest provider of residential broadband and the UK’s leading provider of triple play services. In connection with this transaction, Telewest changed its name to NTL Incorporated.

The total purchase price of approximately £3.5 billion includes cash of approximately £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million. The average market price per share of common stock utilized in determining the value of the new common stock issued of £13.00 ($22.90) is based on an average of the closing prices of Telewest common stock for a range of trading days (September 29, September 30, October 3, October 4 and October 5, 2005) around the announcement date of the proposed merger (October 3, 2005). The cash payment of £2.3 billion was based on the redemption value of $16.25 (£9.30) per share of Telewest redeemable common stock issued in exchange for Telewest common stock in the transaction and 246.0 million shares of Telewest redeemable common stock so issued.

The outstanding options to purchase shares of NTL Holdings common stock were exchanged for options to purchase shares of NTL Incorporated new common stock with the same terms and conditions.

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

The total purchase price of approximately £3.5 billion has been allocated as follows (in millions) (unaudited):

Acquisition Date
Cash and cash equivalents, including restricted cash	£303.2
Accounts receivable	156.5
Prepaid expenses and other current assets	47.8
Fixed assets	2,957.2
Programming inventory	24.3
Investments in and loans to affiliates	380.6
Amortizable intangible assets:
Customer lists	760.8
Trade names	10.7
Licenses	37.0
Intangible assets with indefinite lives:
Goodwill	1,354.9
Trade names	17.9
Accounts payable	(144.8)
Long-term debt, including current portion	(1,873.6)
Other current liabilities	(457.2)
Other long-term liabilities	(39.3)
Deferred income taxes	(77.0)
Total purchase price	£3,459.0

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending finalization of valuations performed by third party experts, finalization of management’s integration plan pertaining to the acquired business and completion of a review of certain other historical matters. During the quarter, we revised the preliminary allocation to reflect amendments to the fair value of certain amounts, principally deferred tax balances. The total impact of these adjustments resulted in a decrease in goodwill of £65.1 million.

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

Licenses represent contracts to broadcast television content over a digital broadcasting system in the United Kingdom. The fair value of these contracts was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over a weighted average estimated useful life of approximately 4 years.

Pro forma results

The following pro forma financial information presents the combined results of operations of NTL, Telewest and Virgin Mobile as if the acquisitions had occurred as of the beginning of the periods presented (in millions, except per share data). The pro forma results for the nine month period ended September 30, 2006 include the results of Telewest from March 3, 2006 (the acquisition date) and the results of Virgin Mobile from July 4, 2006 (the acquisition date). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of NTL that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of NTL.

	Three months ended September 30,		Nine months ended September 30,
	2006 Pro forma	2005 Pro forma	2006 Pro forma	2005 Pro forma
Revenue	£1,031.3	£1,023.3	£3,080.6	£2,961.8
Operating (loss) income	(9.0)	10.1	(5.5)	61.4
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(103.7)	(123.2)	(483.4)	(374.9)
Loss from continuing operations	(103.5)	(116.1)	(481.6)	(399.8)
Discontinued operations:
Income from discontinued operations	8.1	1.4	8.1	662.7
Net (loss) income	£(95.4)	£(114.9)	£(473.5)	£262.9
Loss from continuing operations per share	£(0.32)	£(0.36)	£(1.49)	£(1.23)
Net (loss) income per share	£(0.29)	£(0.35)	£(1.46)	£0.81

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

The pro forma financial information above includes the following material, non-recurring charges: write-offs of historical deferred finance charges of £32.9 million in the nine months ended September 30, 2006 and £59.8 million in the nine months ended September 30, 2005; acquisition-related charges of £16.3 million in the nine months ended September 30, 2006; other charges including restructuring charges, of £51.9 million in the nine months ended September 30, 2006 and £2.4 million in the nine months ended September 30, 2005.

Disposal of Broadcast and Ireland operations

On December 1, 2004, we reached an agreement for the sale of our Broadcast operations. The sale completed on January 31, 2005. The Broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the nine months ended September 30, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £514.6 million.

On May 9, 2005, we sold our operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from our results of continuing operations for the nine months ended September 30, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £137.0 million, net of tax of £8.5 million. During the three months ended September 30, 2006, we were able to release certain contingent tax liabilities of £8.1 million relating to the disposal of our former Ireland operations

As a result of the sale of our Broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. Revenue from the Broadcast operations reported in discontinued operations for the three and nine months ended September 30, 2005 was £nil and £21.4 million, respectively. Pre-tax (loss) income from Broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and nine months ended September 30, 2005, was £nil and £3.0 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and nine months ended September 30, 2005 was £nil and £25.6 million, respectively. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £2.5 million, respectively.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 4—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	September 30, 2006	December 31, 2005
	(Unaudited)
Goodwill and intangible assets not subject to amortization:
Goodwill		£2,273.1	£—
Reorganization value in excess of amounts allocable to identifiable assets		£193.0	£193.0
Trade names		17.9	—
		£210.9	£193.0
Intangible assets subject to amortization:
Costs
Contractual relationships	2 – 3 years	£6.0	£—
Trade names and licenses	1 – 9 years	50.7	3.2
Customer lists	4 – 8 years	1,601.4	560.6
		£1,658.1	£563.8
Accumulated amortization
Contractual relationships		£0.5	£—
Trade names and licenses		7.6	0.8
Customer lists		472.0	313.0
		480.1	313.8
		£1,178.0	£250.0

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £249.8 million in 2006, £306.2 million in 2007, £235.0 million in 2008, £202.1 million in 2009 and £160.1 million in 2010.

Note 5—Long-Term Debt

Long-term debt consists of (in millions):

	September 30, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014	£227.1	£247.3
9.75% Sterling Senior Notes due 2014	375.0	375.0
8.75% Euro Senior Notes due 2014	152.5	155.0
9.125% US Dollar Senior Notes due 2016	293.9	—
Senior Credit Facility	5,042.0	1,463.0
Capital leases	110.7	38.2
Other	5.8	1.5
	6,207.0	2,280.0
Less: current portion	(151.5)	(0.8)
	£6,055.5	£2,279.2

The effective interest rate on the senior credit facility was 6.7% and 6.9% as at September 30, 2006 and December 31, 2005, respectively.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Senior Notes

All of our outstanding senior notes due 2014 were issued by our subsidiary NTL Cable PLC, on April 13, 2004. On July 25, 2006, NTL Cable PLC issued $550 million U.S. dollar denominated 9.125% senior notes due 2016. The note proceeds were used to repay part of our alternative senior bridge facility.

Senior Credit Facility

On March 3, 2006, we repaid £1,358.1 million in respect of NTL Holdings’ senior credit facility, £1,686.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. The NTL and Telewest facilities were repaid in full utilizing borrowings under our new senior credit facility. The Flextech facility was repaid using cash on hand.

Our new senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in an aggregate principal amount of £4.359 billion, $646 million and €498 million and a revolving facility of £100 million. As at September 30, 2006, the sterling equivalent of £5.0 billion of the term facility had been drawn and £12 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit. The facility bears interest at LIBOR, USLIBOR or EURIBOR plus a current margin ranging from 1.75% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £3.412 billion of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3.412 billion of the term loan facilities are due semi-annually beginning in September 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cashflows exceed certain thresholds.

The facility is secured through a guarantee from NTL Cable PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of NTL Investment Holdings Limited (“NTLIH”) and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries.

Senior Bridge Facilities

On June 19, 2006, our £1.8 billion bridge facility drawn by one of our subsidiaries, Neptune Bridge Borrower LLC, was repaid in full utilizing drawings on our senior credit facility totaling £1.2 billion and an alternative senior bridge facility of $1,048.8 million. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from our $550 million 9.125% senior notes due 2016 on July 25, 2006, and an additional drawing from our senior credit facility on August 1, 2006.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 6—Derivative Instruments and Hedging Activities

The fair values of our derivative instruments were as follows (in millions):

	September 30,	December 31,
	2006	2005
	(unaudited)
Included within other long-term assets:
Foreign currency forward rate contracts	£—	£51.3
Included within other long-term assets:
Interest rate swaps	£2.9	£11.9
Foreign currency forward rate contracts	9.3	—
	£12.2	11.9
Included within other current liabilities:
Foreign currency forward rate contracts	£—	£5.0
Interest rate swaps	7.7	—
	£7.7	£5.0
Included within deferred revenue and other long-term liabilities:
Foreign currency forward rate contracts	£46.9	£16.8
Interest rate swaps	50.8	15.1
	£97.7	£31.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

During the quarter we entered into additional interest rate swaps to fix at least two thirds of the interest payments on our debt obligations.

As of September 30, 2006, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3.2 billion of our outstanding senior credit facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates between  4.8% and 6.3%. All of the new interest rate swaps became effective during the quarter and mature in April 2009. The net settlement of £16.3 million under these interest rate swaps is included within interest expense for the nine months ended September 30, 2006.

We have designated all of these new interest rate swaps as cash flow hedges under FAS 133, because they are highly effective hedges against changes in the amount of future cash flows attributable to changes in LIBOR. In the nine months ended September 30, 2006, we recorded £7.3 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these interest rate hedges. Certain interest rate swaps entered into under our previous financing arrangements are not designated as hedges under FAS 133. Changes in the fair value of these contracts are recognised through gains (losses) on derivative instruments in our Statement of Operations.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

During the quarter we entered into cross-currency swaps to fix the sterling value of interest payments on the U.S. dollar and euro denominated portions of the senior credit facility and the senior notes due 2016.

As of September 30, 2006, we had outstanding cross-currency interest rate swaps with principal amounts of $1,625 million and €725 million. We currently hedge the interest payments on U.S. dollar and euro denominated  senior notes due 2014, as well as interest payments on the U.S. dollar denominated portion of our senior credit facility, as well as the $550 million senior notes due 2016. Under these

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

cross-currency swaps, we receive interest in U.S. dollars at fixed rates of 8.75% and 9.125% and variable rate based on USLIBOR, and in euros at a fixed  rate of 8.75%, in exchange for payments of interest in pound sterling at fixed rates ranging from 8.5% to 9.4%, and variable LIBOR based on the pound sterling equivalent of $1,625 million and €725 million. The net settlement of £2.3 million under these cross-currency interest rate swaps is included within interest expense for the nine months ended September 30, 2006.

We have designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar and euro denominated senior notes due 2014 and 2016 and the U.S. dollar and euro denominated portion of our senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. In the nine months ended September 30, 2006, we recorded £28.4 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross-currency interest rate swaps.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

As of September 30, 2006, we had outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts hedge changes in the pound sterling value of the U.S. dollar and euro denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates. The principal obligations under the $550 million 9.125% senior notes due 2016, and the $646 million and €498 million principal obligations under the senior credit facility are hedged via the aforementioned cross-currency swaps, and are not separate forward rate contracts.

The foreign currency forward rate contracts have not been designated as hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognised immediately in the income statement. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar and euro denominated debt into pound sterling, in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign exchanges gains (losses).

Net changes in the fair value of the foreign currency forward rate contracts recognised in gain (loss) from continuing operations for the three and nine months ended September 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net gain (loss) in fair value of foreign currency forward rate contracts	£3.2	£(0.6)	£(15.4)	£11.0

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 7—Employee Benefit Plans

The components of net periodic pension cost in the three and nine months ended September 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service costs	£0.7	£0.6	£2.1	£2.3
Interest costs	3.9	3.6	11.7	10.9
Expected return on plan assets	(4.2)	(3.9)	(12.6)	(11.2)
Settlements and curtailments	0.3	—	0.9	(0.1)
Net periodic benefit costs	£0.7	£0.3	£2.1	£1.9

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three and nine months ended September 30, 2006, we contributed £0.5 million and £1.5 million respectively, to our pension plans. We anticipate contributing an additional £0.7 million to fund our pension plans in 2006 for a total of £2.2 million.

Note 8—Other Charges Including Restructuring Charges

Other charges of £30.9 million for the three months ended September 30, 2006, relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest. Liabilities with respect to Telewest property lease exit costs and Telewest involuntary employee termination costs were recognised on the balance sheet of the acquired entity in accordance with EITF 95-3, “Recognition of Liabilities in Connection with Purchase Combinations”. Liabilities with respect to NTL property exit costs and involutary employee termination costs under the restructuring program are recorded in the period the liability is incurred or the plan is communicated to employees. As of September 30, 2006, we have incurred £45.3 million, and we expect to incur a total of approximately £133 million, of costs to fully execute this program.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at September 30, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	3.0	3.0
Utilized	—	(5.7)	(5.7)
Balance, September 30, 2006	£—	£42.6	£42.6

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognised under EITF 95-3	34.8	33.2	68.0
Amendments to business acquisition related provision	—	12.7	12.7
Charged to expense	28.3	20.1	48.4
Utilized	(43.1)	(2.2)	(45.3)
Balance, September 30, 2006	£20.0	£63.8	£83.8

Note 9—Stockholders’ Equity and Share Based Compensation

In connection with the reverse acquisition of Telewest, each share of NTL Holdings (formerly known as NTL Incorporated) common stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive 2.5 shares of NTL Incorporated new common stock. On March 3, 2006, we issued 212,931,048 shares of common stock for this purpose. For accounting purposes, the acquisition of NTL Holdings has been treated as a reverse acquisition. Accordingly, the 212,931,048 shares issued to acquire NTL Holdings have been treated as outstanding from January 1, 2004 (as adjusted for historical issuances and repurchases during the period from January 1, 2004 to March 3, 2006). In addition, on March 3, 2006, each share of Telewest’s common stock issued and outstanding immediately prior to the acquisition was converted into 0.2875 shares of NTL Incorporated new common stock (and redeemable stock that was redeemed). These 70,728,375 shares of NTL Incorporated new common stock have been treated as issued on the acquisition date.

In accordance with the preceding paragraph, the outstanding shares as of December 31, 2005 and weighted average shares outstanding for the nine months ended September 30, 2005 were restated as follows (in millions):

For the three and nine months ended September 30, 2005:

	Three months	Nine months
Weighted average shares outstanding as previously reported	85.1	85.6
Share exchange ratio in reverse acquisition	2.5	2.5
Weighted average shares outstanding, as restated	212.8	214.0

In connection with the acquisition of Virgin Mobile, we issued 34,418,335 shares of common stock. As at September 30, 2006, we had authorized shares totaling one billion and issued and outstanding shares totaling 326.0 million.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Outstanding shares:

Number of shares (in millions)
December 31, 2005 outstanding shares as previously reported by NTL Holdings (formerly known as NTL Incorporated)	85.2
Multiplied by share exchange ratio in reverse acquisition	2.5
Shares at December 31, 2005 (after giving effect to reverse acquisition)	212.9
Effect of the reverse acquisition—conversion of NTL Incorporated (formerly known as Telewest Global, Inc.) shares	70.7
Issued under Scheme of Arrangement to acquire Virgin Mobile	34.4
Issuances and purchases during the period	8.0
September 30, 2006 outstanding shares	326.0

On May 18, 2006 and August 28, 2006, we approved and declared the payment of regular quarterly cash dividends of $0.01 and $0.02 per share on June 20, 2006 and September 20, 2006 to stockholders of record as of June 12, 2006 and September 12, 2006 totaling £1.6 million and £3.5 million, respectively. Future payments of regular quarterly dividends by us are at the discretion of the Board of Directors and will be subject to our future needs and uses of free cash flow, which could include investments in operations, the repayment of debt, and share repurchase programs.

Basic and diluted earnings per share is computed by respectively dividing the loss from continuing operations, income from discontinued operations and the net (loss) income by the weighted average number of shares outstanding during the nine months ended September 30, 2006 and 2005. Outstanding warrants and options to purchase 37.4 million shares and 2.4 million shares of restricted stock at September 30, 2006 are excluded from the calculation of diluted earnings per share, since the inclusion of such warrants, options and shares is anti-dilutive. The average number of shares outstanding for the nine months ended September 30, 2006 is computed as follows (in millions):

Number of Shares
Number of shares outstanding at start of period	212.9
Issues of common stock	69.6
Repurchase of stock	—
Weighted average shares outstanding	282.5

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

The following table summarizes the activity of NTL Incorporated option plans for the nine months ended September 30, 2006. All values are adjusted for the 2.5 conversion of shares on the reverse acquisition of Telewest.

	Options to purchase common stock	Weighted average exercise price
Outstanding at the beginning of the period	7,756,241	$14.89
Granted:
As part of the purchase transaction	5,193,645	$14.17
Other	6,833,709	$21.40
Exercised	(5,893,829)	$12.80
Forfeited, expired or cancelled	(1,442,364)	$20.00
Outstanding at the end of the period	12,447,402	$18.55
Exercisable at the end of the period	4,754,876	$13.35

The following table summarizes the activity of NTL Incorporated restricted stock plans for the nine months ended September 30, 2006. All values are adjusted for the share exchange ratio of 2.5 on the reverse acquisition of Telewest.

Common stock
Outstanding at the beginning of the period	75,330
Granted	2,390,650
Awards vested and shares issued	(79,640)
Forfeited, expired or cancelled	(8,027)
Outstanding at the end of the period	2,378,313

As disclosed in the 2005 Annual Report on Form 10-K for NTL Holdings, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. As a result, we have recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognised in previous periods.

Total share based compensation expense included in selling, general and administrative expenses in the Statement of Operations was £27.3 million and £9.8 million for the nine months ended September 30, 2006 and 2005, respectively.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 10—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income for period	£(96.1)	£(52.1)	£(411.8)	£477.2
Currency translation adjustments	10.9	7.4	93.3	31.3
Net unrealized (losses) gains on derivatives	(5.0)	6.5	(12.2)	12.1
Pension liability adjustment	—	—	—	2.1
Comprehensive (loss) income	£(90.2)	£(38.2)	£(330.7)	£522.7

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions);

	September 30, 2006	December 31, 2005
	(unaudited)
Foreign currency translation	£157.8	£64.5
Pension liability adjustments	(18.2)	(18.2)
Net unrealized losses on derivatives	(13.0)	(0.8)
	£126.6	£45.5

Note 11—Income Taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. Generally Accepted Accounting Principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

Note 12—Commitments and Contingent Liabilities

At September 30, 2006, we were committed to pay approximately £421.6 million for equipment, services and licenses. This amount includes approximately £90.6 million for operations and maintenance contracts and other commitments from October 1, 2007 to 2016. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended September 30,
2007	£331.0
2008	9.8
2009	23.4
2010	8.5
2011	8.5
Thereafter	40.4
£421.6

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

Year ended September 30,
2007	£4.9
2008	2.2
2009	9.8
2010	—
2011	—
Thereafter	8.6
£25.5

Note 13—Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

Note 14—Segment Information

Our reportable segments are based on our method of internal reporting. Our primary business segment is our Cable segment, which consists of our television, broadband and telephony business. We also operate a Content segment through our wholly-owned subsidiaries Flextech Limited (“Flextech’’) and sit-up Limited (“sit-up”), which supply TV programming to the UK pay-television broadcasting market including our televised shopping unit sit-up TV, which markets and retails a wide variety of consumer products using an auction-based format. We also operate a Mobile segment through our wholly-owned subsidiary Virgin Mobile Limited, which consists of our mobile telephony business. Our segments operate entirely in the United Kingdom and no one customer represents more than 5% of our overall revenue.

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

Segment information for the three and nine month periods ended September 30, 2006 is as follows (in millions) (unaudited):

	Three months ended September 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£805.1	£79.4	£140.4	£—	£1,024.9
Inter segment revenue	0.9	5.9	—	(6.8)	—
Operating costs	(295.5)	(56.2)	(94.2)	5.9	(440.0)
Selling, general and administrative expenses	(214.2)	(23.6)	(30.2)	0.9	(267.1)
Segment OCF	296.3	5.5	16.0	—	317.8
Depreciation, amortization and other charges	(306.9)	(0.2)	(20.3)	—	(327.4)
Operating (loss) income	£(10.6)	£5.3	£(4.3)	£—	£(9.6)
Identifiable assets	£9,379.9	£793.0	£1,020.0	£—	£11,192.9

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

	Nine months ended September 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,194.1	£186.1	£140.4	£—	£2,520.6
Inter segment revenue	1.6	13.4	—	(15.0)	—
Operating costs	(852.0)	(129.6)	(94.2)	13.4	(1,062.4)
Selling, general and administrative expenses	(567.5)	(52.6)	(30.2)	1.6	(648.7)
Segment OCF	776.2	17.3	16.0	—	809.5
Depreciation, amortization and other charges	(780.2)	(8.4)	(20.3)	—	(808.9)
Operating (loss) income	£(4.0)	£8.9	£(4.3)	£—	£0.6
Identifiable assets	£9,379.9	£793.0	£1,020.0	£—	£11,192.9

In 2005, we did not have any operations in the Content or Mobile segments and all of our operations related to the Cable segment. Included in identifiable assets is £1,249.3 million, £105.6 million and £918.2 million of goodwill from the acquisitions of Telewest and Virgin Mobile that has been preliminarily allocated to the Cable, Content and Mobile segments, respectively. We expect to finalize this allocation upon completion of our purchase price allocations.

Note 15—Condensed Consolidated Financial Information

On April 13, 2004, our wholly-owned subsidiary, NTL Cable PLC, or NTL Cable, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the senior notes due 2014. On July 15, 2005, the $100 million principal amount of the floating rate notes was redeemed. On July 25, 2006, NTL Cable issued $550 million aggregate principal amount of 9.125% senior notes due 2016. NTL Incorporated,  NTL:Telewest LLC, NTL (UK) Group, Inc. and NTL Communications Limited, have guaranteed the senior notes due 2014 and 2016 on a senior basis. NTLIH has guaranteed the senior notes due 2014 and 2016 on a senior subordinated basis.

We present the following condensed consolidated financial information as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and September 30, 2005 as required by Article 3-10(d) of Regulation S-X.

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

	September 30, 2006
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£2.2	£—	£35.5	£2.0	£262.5	£—	£302.2
Restricted cash	—	—	—	—	6.7	—	6.7
Programming inventory	—	—	—	—	55.5	—	55.5
Other current assets	1.1	—	(14.4)	—	529.8	—	516.5
Total current assets	3.3	—	21.1	2.0	854.5	—	880.9
Fixed assets, net	—	—	—	—	6,088.6	—	6,088.6
Intangible assets, net	—	—	(11.1)	—	3,673.1	—	3,662.0
Equity investments	—	—	—	—	387.5	—	387.5
Investments in, and loans to, parent and subsidiary companies	3,354.2	1,647.9	(869.8)	9,638.1	(5,573.9)	(8,196.5)	—
Other assets, net	—	—	—	88.5	85.4	—	173.9
Total assets	£3,357.5	£1,647.9	£(859.8)	£9,728.6	£5,515.2	£(8,196.5)	£11,192.9
Current liabilities	£8.9	£40.8	£(181.8)	£652.6	£506.9	£489.3	£1,516.7
Long-term debt	—	1,121.6	533.5	5,527.2	5,483.0	(6,609.8)	6,055.5
Other long-term liabilities	—	—	85.6	84.1	101.4	—	271.1
Minority interest	—	—	—	—	1.0	—	1.0
Shareholders’ equity (deficit)	3,348.6	485.5	(1,297.1)	3,464.7	(577.1)	(2,076.0)	3,348.6
Total liabilities and shareholders’ equity	£3,357.5	£1,647.9	£(859.8)	£9,728.6	£5,515.2	£(8,196.5)	£11,192.9

	December 31, 2005
Balance sheets	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£446.6	£—	£—	£5.4	£283.2	£—	£735.2
Restricted cash	—	—	—	—	3.4	—	3.4
Marketable securities	96.9	—	—	—	—	—	96.9
Other current assets	68.1	—	0.3	—	235.8	—	304.2
Total current assets	611.6	—	0.3	5.4	522.4	—	1,139.7
Fixed assets, net	—	—	—	—	3,294.9	—	3,294.9
Intangible assets, net	—	—	(14.4)	—	457.4	—	443.0
Investments in, and loans to, parent and subsidiary companies	1,375.0	1,638.6	1,340.4	3,836.0	680.5	(8,870.5)	—
Other assets, net	—	—	—	69.0	41.9	—	110.9
Total assets	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5
Current liabilities	£21.6	£18.9	£—	£69.7	£622.0	£(122.4)	£609.8
Long-term debt	10.0	869.1	—	3,055.2	4,666.3	(6,321.4)	2,279.2
Other long-term liabilities	—	—	17.8	31.8	93.9	—	143.5
Minority interest	—	—	—	—	1.0	—	1.0
Shareholders’ equity (deficit)	1,955.0	750.6	1,308.5	753.7	(386.1)	(2,426.7)	1,955.0
Total liabilities and shareholders’ equity	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

	Three months ended September 30, 2006
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,024.9	£—	£1,024.9
Operating costs	—	—	—	—	(440.0)	—	(440.0)
Selling, general and administrative expenses	(5.9)	—	(3.2)	—	(258.0)	—	(267.1)
Other charges	—	—	—	—	(30.9)	—	(30.9)
Depreciation and amortization	—	—	—	—	(296.5)	—	(296.5)
Operating loss	(5.9)	—	(3.2)	—	(0.5)	—	(9.6)
Interest and other income, net	0.3	28.7	10.3	37.3	—	(69.5)	7.1
Interest expense	—	(28.4)	(1.9)	(86.3)	(66.1)	69.5	(113.2)
Loss on extinguishment of debt	—	—	—	(0.4)	(0.1)	—	(0.5)
Share of income from equity investments	—	—	—	—	3.9	—	3.9
Foreign currency (losses) gains	—	(8.1)	2.0	35.5	(23.1)	—	6.3
Gain on derivative instruments	—	—	—	1.6	—	—	1.6
Minority interest	—	—	—	—	(0.7)	—	(0.7)
Effect of change in accounting principle	(0.1)	—	—	—	0.1	—	—
Income tax benefit	—	—	0.3	—	0.6	—	0.9
(Loss) income from continuing operations	(5.7)	(7.8)	7.5	(12.3)	(85.9)	—	(104.2)
Income from discontinued operations	—	—	8.1	—	—	—	8.1
Equity in net loss of subsidiaries	(90.4)	(87.7)	(97.1)	(75.4)	—	350.6	—
Net loss	£(96.1)	£(95.5)	£(81.5)	£(87.7)	£(85.9)	£350.6	£(96.1)

	Nine months ended September 30, 2006
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,520.6	£—	£2,520.6
Operating costs	—	—	—	—	(1,062.4)	—	(1,062.4)
Selling, general and administrative expenses	(18.5)	—	(9.7)	—	(620.5)	—	(648.7)
Other charges	—	—	—	—	(51.4)	—	(51.4)
Depreciation and amortization	—	—	—	—	(757.5)	—	(757.5)
Operating (loss) income	(18.5)	—	(9.7)	—	28.8	—	0.6
Interest and other income, net	0.3	69.4	23.6	150.2	—	(219.2)	24.3
Interest expense	—	(68.4)	(80.6)	(194.6)	(208.2)	219.2	(332.6)
Loss on extinguishment of debt	—	—	—	(0.4)	(32.5)	—	(32.9)
Share of income from equity investments	—	—	—	—	8.4	—	8.4
Foreign currency (losses) gains	—	(5.7)	(101.7)	—	9.6	—	(97.8)
Losses on derivative instruments	—	—	—	(1.9)	—	—	(1.9)
Effect of change in accounting principle	0.7	—	—	—	0.5	—	1.2
Income tax benefit		—	9.2	—	1.6	—	10.8
(Loss) income from continuing operations	(17.5)	(4.7)	(159.2)	(46.7)	(191.8)	—	(419.9)
Income from discontinued operations	—	—	8.1	—	—	—	8.1
Equity in net loss of subsidiaries	(394.3)	(240.8)	(235.5)	(194.1)	—	1,064.7	—
Net loss	£(411.8)	£(245.5)	£(386.6)	£(240.8)	£(191.8)	£1,064.7	£(411.8)

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

	Three months ended September 30, 2005
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£482.7	£—	£482.7
Operating costs	—	—	—	—	(200.2)	—	(200.2)
Selling, general and administrative expenses	(3.8)	—	—	—	(112.4)	—	(116.2)
Other charges	—	—	—	—	(1.3)	—	(1.3)
Depreciation and amortization	—	—	—	—	(169.7)	—	(169.7)
Operating loss	(3.8)	—	—	—	(0.9)	—	(4.7)
Interest and other income, net	4.7	19.4	4.3	75.7	1.1	(98.4)	6.8
Interest expense	(0.2)	(19.3)	—	(61.0)	(69.6)	98.4	(51.7)
Loss on extinguishment of debt	—	(2.0)	—	—	—	—	(2.0)
Share of loss from equity investments	—	—	—	—	(0.2)	—	(0.2)
Foreign currency (losses) gains	(2.2)	—	—	(13.7)	2.8	—	(13.1)
Minority interest	—	—	—	—	(1.0)	—	(1.0)
Income tax benefit	—	—	12.4	—	—	—	12.4
(Loss) income from continuing operations	(1.5)	(1.9)	16.7	1.0	(67.8)	—	(53.5)
(Loss) income from discontinued operations	—	—	(8.4)	—	9.8	—	1.4
Equity in net loss of subsidiaries	(50.6)	(65.4)	(75.9)	(66.4)	—	258.3	—
Net loss	£(52.1)	£(67.3)	£(67.6)	£(65.4)	£(58.0)	£258.3	£(52.1)

	Nine months ended September 30, 2005
Statements of operations	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,463.0	£—	£1,463.0
Operating costs	—	—	—	—	(603.1)	—	(603.1)
Selling, general and administrative expenses	(11.2)	—	—	—	(347.1)	—	(358.3)
Other charges	—	—	—	—	(2.4)	—	(2.4)
Depreciation and amortization	—	—	—	—	(484.5)	—	(484.5)
Operating (loss) income	(11.2)	—	—	—	25.9	—	14.7
Interest and other income, net	12.0	65.3	21.2	228.0	8.3	(313.2)	21.6
Interest expense	(0.4)	(65.8)	(0.1)	(212.1)	(215.0)	313.2	(180.2)
Loss on extinguishment of debt	—	(2.0)	—	—	—	—	(2.0)
Foreign currency (losses) gains	(9.8)	—	—	(52.4)	32.3	—	(29.9)
Minority interest expense	—	—	—	—	(1.0)	—	(1.0)
Income tax benefit (expense)	1.1	—	(9.8)	—	—	—	(8.7)
(Loss) income from continuing operations	(8.3)	(2.5)	11.3	(36.5)	(149.5)	—	(185.5)
(Loss) income from discontinued operations	—	—	(8.4)	—	671.1	—	662.7
Equity in net income of subsidiaries	485.5	475.9	475.4	512.4	—	(1,949.2)	—
Net income	£477.2	£473.4	£478.3	£475.9	£521.6	£(1,949.2)	£477.2

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

	Nine months ended September 30, 2006
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash (used in) provided by operating activities	£(14.4)	£(9.3)	£13.7	£(22.2)	£544.4	£—	£512.2
Investing activities:
Purchases of fixed assets	—	—	—	—	(397.0)	—	(397.0)
Payments in relation to Telewest acquisition	—	—	(2,024.2)	—	—	—	(2,024.2)
Payments in relation to Virgin Mobile acquisition	—	—	(423.5)	—	—	—	(423.5)
Telewest reorganization	—	—	(2,420.6)	(4,220.6)	2,420.6	4,220.6	—
Investments in and loans to parent and subsidiary companies	(13.5)	(294.7)	(1,640.1)	2,288.1	(2,753.1)	2,420.6	7.3
Proceeds from sale of assets	—	—	—	—	0.9	—	0.9
Decrease in restricted cash	—	—	—	—	5.1	—	5.1
Net cash used in investing activities	(13.5)	(294.7)	(6,508.4)	(1,932.5)	(723.5)	6,641.2	(2,831.4)
Financing activities:
Dividends paid	(5.1)	—	—	—	—	—	(5.1)
Proceeds from new borrowings	—	871.2	1,800.0	4,658.8	1,716.1	—	9,046.1
Financing fees	—	—	(24.9)	(68.1)	(29.2)	—	(122.2)
Issuance of stock	—	—	4,220.6	2,420.6	—	(6,641.2)	—
Proceeds from employee stock options	35.2	—	—	—	—	—	35.2
Share redemption	—	—	1,800.0	(2,350.8)	550.8	—	—
Principal payments	—	(567.2)	(1,709.0)	(2,709.2)	(2,079.3)	—	(7,064.7)
Net cash provided by financing activities	30.1	304.0	6,086.7	1,951.3	158.4	(6,641.2)	1,889.3
Effect of exchange rate changes	—	—	(3.1)	—	—	—	(3.1)
Increase (decrease) in cash and cash equivalents	2.2	—	(411.1)	(3.4)	(20.7)	—	(433.0)
Cash and cash equivalents at start of period	—	—	446.6	5.4	283.2	—	735.2
Cash and cash equivalents at end of period	£2.2	£—	£35.5	£2.0	£262.5	£—	£302.2

NTL INCORPORATED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Continued)

	Nine months ended September 30, 2005
Statements of cash flows	Company	NTL Cable	Other guarantors	NTLIH	All other subsidiaries	Adjustments	Total
	(millions)
Net cash (used in) provided by operating activities	£(90.0)	£24.2	£60.3	£(48.1)	£293.2	£—	£239.6
Investing activities:
Purchases of fixed assets	—	—	—	—	(216.3)	—	(216.3)
Repayments from (advances to) affiliates	56.2	494.2	519.7	537.2	(797.1)	(810.2)	—
Proceeds from sale of assets	—	—	—	—	2.6	—	2.6
Dividends received	523.8	—	—	—	—	(523.8)	—
Decrease in restricted cash	—	—	—	—	12.2	—	12.2
Proceeds from sale of Broadcast operations, net	—	—	—	—	1,229.0	—	1,229.0
Proceeds from sale of Ireland operations, net	—	—	—	—	216.2	—	216.2
Net cash provided by investing activities	580.0	494.2	519.7	537.2	446.6	(1,334.0)	1,243.7
Financing activities:
Dividends paid	—	—	(523.8)	—	—	523.8	—
Proceeds from new borrowings	10.0	58.9	—	739.7	—	(808.6)	—
Proceeds from employee stock options	4.8	—	—	—	—	—	4.8
Purchase of stock	(114.0)	—	—	—	—	—	(114.0)
Principal payments	—	(578.4)	(56.2)	(1,228.7)	(537.8)	1,618.8	(782.3)
Net cash (used in) financing activities	(99.2)	(519.5)	(580.0)	(489.0)	(537.8)	1,334.0	(891.5)
Cash flow from discontinued operations:
Net cash used by operating activities	—	—	—	—	(14.3)	—	(14.3)
Net cash used by investing activities	—	—	—	—	(4.1)	—	(4.1)
	—	—	—	—	(18.4)	—	(18.4)
Effect of exchange rate changes	14.2	—	—	—	—	—	14.2
Increase (decrease) in cash and cash equivalents	405.0	(1.1)	—	0.1	183.6	—	587.6
Cash and cash equivalents at start of period	38.2	1.1	—	—	85.9	—	125.2
Cash and cash equivalents at end of period	£443.2	£—	£—	£0.1	£269.5	£—	£712.8

NTL INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2006	December 31, 2005
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£262.7	£288.1
Restricted cash	5.9	2.6
Accounts receivable—trade, less allowances for doubtful accounts of £56.5(2006) and £39.8 (2005)	403.0	178.2
Inventory for re-sale	12.1	—
Programming inventory	55.5	—
Prepaid expenses and other current assets	75.4	42.2
Total current assets	814.6	511.1
Fixed assets, net	5,916.9	3,114.3
Goodwill	2,273.1	—
Reorganization value in excess of amounts allocable to identifiable assets	197.9	197.9
Customer lists, net	1,117.4	229.8
Other intangible assets, net	66.5	2.4
Equity investments	387.5	—
Due from parent and subsidiary companies	716.9	61.0
Other assets, net of accumulated amortization of £11.3 (2006) and £32.2 (2005)	173.9	110.9
Total assets	£11,664.7	£4,227.4
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£369.8	£176.7
Accrued expenses and other current liabilities	623.0	266.7
Interest payable	133.3	65.2
Deferred revenue	256.7	95.3
Due to parent and subsidiary companies	—	111.8
Current portion of long-term debt	151.5	0.8
Total current liabilities	1,534.3	716.5
Long-term debt, net of current portion	6,400.5	2,630.4
Deferred revenue and other long-term liabilities	264.2	125.8
Total liabilities	8,199.0	3,472.7
Commitments and contingent liabilities
Minority interest	1.0	1.0
Shareholders’ equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2006 and 2005); issued and outstanding 121,006 (2006 and 2005) ordinary shares	—	—
Additional paid-in capital	4,371.3	1,399.9
Accumulated other comprehensive loss	(38.6)	(19.0)
Accumulated deficit	(868.0)	(627.2)
Total shareholders’ equity	3,464.7	753.7
Total liabilities and shareholders’ equity	£11,664.7	£4,227.4

Note:   The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	£993.9	£452.6	£1,947.0	£1,371.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(427.9)	(188.3)	(828.4)	(568.3)
Selling, general and administrative expenses	(249.1)	(103.8)	(487.5)	(320.8)
Other charges	(28.2)	(1.2)	(47.7)	(2.3)
Depreciation	(217.2)	(136.0)	(463.0)	(383.3)
Amortization	(72.0)	(25.5)	(125.7)	(76.7)
	(994.4)	(454.8)	(1,952.3)	(1,351.4)
Operating (loss) income	(0.5)	(2.2)	(5.3)	19.8
Other income (expense)
Interest income and other, net	3.9	3.1	14.5	10.7
Interest expense	(117.7)	(55.9)	(235.4)	(197.9)
Foreign currency transaction gains (losses)	12.4	(10.9)	5.4	(20.1)
Loss on extinguishment of debt	(0.5)	—	(32.9)	—
Gains on derivative instruments	5.6	—	2.1	—
Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(96.8)	(65.9)	(251.6)	(187.5)
Income tax benefit	1.6	—	1.6	—
Minority interest	(0.6)	(1.0)	(0.1)	(1.0)
Cumulative effect of change in accounting principle	—	—	1.2	—
Loss from continuing operations	(95.8)	(66.9)	(248.9)	(188.5)
Discontinued operations
Income from discontinued operations before income taxes	—	—	—	5.5
Gain on disposal of assets	8.1	1.5	8.1	659.1
Income tax expense	—	—	—	(0.2)
Income from discontinued operations	—	1.5	8.1	664.4
Net (loss) income	£(87.7)	£(65.4)	£(240.8)	£475.9

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2006	2005
Net cash provided by operating activities	£568.4	£233.9
Investing activities
Purchase of fixed assets	(345.1)	(213.4)
Acquisition of Telewest UK Limited from parent	(3,966.7)	—
Acquisition of Virgin Mobile	(423.5)	—
Investments in and loans to parent and subsidiary companies	1,208.9	(59.8)
Decrease in restricted cash	1.0	12.3
Proceeds from sale of fixed assets	2.1	2.9
Proceeds from sale of Broadcast operations, net	—	1,227.8
Proceeds from sale of Ireland operations, net	—	216.2
Net cash provided by investing activities	(3,523.3)	1,186.0
Financing activities
Principal payments on long-term debt	(2,996.5)	(1,217.8)
New borrowings	3,549.4	—
Issuance of shares	2,420.6	—
Financing fees	(44.0)	—
Net cash provided by (used in) financing activities	2,929.5	(1,217.8)
Cash flow from discontinued operations
Net cash used by operating activities	—	(14.3)
Net cash used by investing activities	—	(4.1)
Net cash used in discontinued operations	—	(18.4)
Effect of exchange rate changes on cash and cash equivalents	—	—
(Decrease) increase in cash and cash equivalents	(25.4)	183.7
Cash and cash equivalents, beginning of period	288.1	85.5
Cash and cash equivalents, end of period	£262.7	£269.2

See accompanying notes.

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

We are an indirect, wholly-owned subsidiary of NTL Incorporated (“NTL”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for NTL Holdings Inc. (formerly known as NTL Incorporated, or NTL Holdings) for the year ended December 31, 2005.

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Significant Accounting Policies

Revenue Recognition

We recognise revenue only when it is realized or realizable and earned. We recognise revenue when all of the following are present:

•       persuasive evidence of an arrangement exists between us and our customers;

•       delivery has occurred or the services have been rendered;

•       the price for the service is fixed or determinable; and

•       collectibility is reasonably assured.

Telephone, cable television and internet revenues are recognised as the services are provided to customers.

Installation revenues are recognised in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognised at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Rental revenue in respect of line rentals and rental of equipment provided to customers is recognised on a straight-line basis over the term of the rental agreement.

Mobile handset and other equipment revenue is recognised when the goods have been delivered and title has passed.

Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognised as the services are

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Contract and non-contract post-pay customers are billed in arrears based on usage and revenue is recognised when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognised as the services are rendered or usage expires.

Bundled services revenue are recognised in accordance with the provisions of EITF No 00-21, Accounting for revenue arrangements with multiple deliverables, to assess whether the components of the bundled services should be recognised separately.

For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the “residual value” method.

Subscriber Acquisition Costs

Costs incurred in respect to the acquisition of customers of our Mobile segment, including payments to distributors and the cost of handset promotions, are expensed as incurred.

Note 3—Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, NTL and we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc (“Virgin Mobile”) through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of approximately £952.2 million includes cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed acquisition (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

On May 24, 2006, we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content,

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years. It can be terminated after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) upon a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations in early 2007 and the re-branding is expected to include a change in the name of the corporate parent.

The total purchase price of approximately £952.2 million has been allocated as follows (in millions) (unaudited):

Acquisition Date
Cash and cash equivalents, including restricted cash	£10.0
Accounts receivable	45.4
Prepaid expenses and other current assets	24.6
Fixed assets	18.5
Inventory	9.1
Amortizable intangible assets:
Customer lists	280.0
Contractual relationships	6.0
Intangible assets with indefinite lives:
Goodwill	918.2
Other assets, net	1.4
Accounts payable	(47.2)
Long-term debt, including current portion	(200.0)
Other current liabilities	(111.2)
Other long-term liabilities	(2.6)
Total purchase price	£952.2

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending finalization of valuations performed by third party experts, finalization of management’s integration plan pertaining to the acquired business, completion of analysis of deferred tax balances and completion of a review of certain other historical matters.

Amortizable intangible assets

Of the total purchase price, approximately £286.0 million has been allocated to amortizable intangible assets including customer lists and contractual relationships. Customer lists represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Virgin Mobile. The fair value of these assets was determined utilizing the income approach. We expect to

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of four years.

Contractual relationships represent the fair value of certain contracts with distributors of our products and services.  The fair value of these contracts was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over the remaining life of the contracts of approximately three years.

Reverse Acquisition of Telewest

On March 3, 2006, NTL Holdings merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) which we refer to as NTL and the merger has been accounted for as a reverse acquisition of Telewest Global, Inc. or Telewest using the purchase method. This merger created the UK’s largest provider of residential broadband and the UK’s leading provider of triple play services. In connection with this transaction, Telewest changed its name to NTL Incorporated.

On June 19, 2006, in connection with the integration of NTL and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with NTL’s existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to NTL Investment Holdings Limited, or NTLIH, to effect its acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming a wholly-owned subsidiary of NTLIH. We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of APB 16 in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognised at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in the consolidated financial statements from June 19, 2006, the date the restructuring was completed.

Disposal of Broadcast and Ireland operations

On December 1, 2004, NTL Holdings reached an agreement for the sale of its Broadcast operations. The sale completed on January 31, 2005. The Broadcast operations are accounted for as a discontinued operation and therefore, Broadcast’s results of operations have been removed from our results of continuing operations for the nine months ended September 30, 2005. The results of operations of Broadcast have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in the Statements of Operations. Upon the sale, we recorded a gain on disposal of £518.8 million.

On May 9, 2005, NTL Holdings sold its operations in the Republic of Ireland, comprising all of the ordinary shares of ntl Communications (Ireland) Limited and ntl Irish Networks Limited and certain additional assets, to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The Ireland operations are accounted for as a discontinued operation and therefore, Ireland’s results of operations have been removed from the results of continuing operations for the nine months ended September 30, 2005. The results of operations of Ireland have been excluded from the components of “Loss from continuing operations” and shown under the caption “Income from discontinued operations before income taxes” in

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

the Statements of Operations. Upon the sale, we recorded a gain on disposal of £137.0 million, net of tax of £8.5 million. During the three months ended September 30, 2006, we were able to release certain contingent tax liabilities of £8.1 million relating to the disposal of our former Ireland operations.

As a result of the sale of NTL Holdings’ Broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. Revenue from the Broadcast operations reported in discontinued operations for the three and nine months ended September 30, 2005 was £nil and £21.4 million, respectively. Pre-tax income from Broadcast operations, reported as pre-tax (loss) income from discontinued operations, for the three and nine months ended September 30, 2005, was £nil and £3.0 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and nine months ended September 30, 2005 was £nil and £25.6 million, respectively. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £2.5 million, respectively.

Note 4—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	September 30, 2006	December 31, 2005
		(Unaudited)
Goodwill and intangible assets not subject to amortization:
Goodwill		£2,273.1	—
Reorganization value in excess of amounts allocable to identifiable assets		£197.9	£197.9
Trade names		17.9	—
		£215.8	£197.9
Intangible assets subject to amortization:
Costs
Contractual relationships	2 – 3 years	£6.0	—
Trade names and licenses	1 – 9 years	50.7	3.2
Customer lists	4 – 8 years	1,560.2	519.4
		£1,616.9	£522.6
Accumulated amortization
Contractual relationships		£0.5	—
Trade names and licenses		7.6	0.8
Customer lists		442.8	289.6
		450.9	290.4
		£1,166.0	£232.2

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2005 is as follows: £242.0 million in 2006, £298.4 million in 2007, £232.7 million in 2008, £202.1 million in 2009 and £160.1 in 2010.

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 5—Long-Term Debt

Long-term debt consists of (in millions):

	September 30, 2006	December 31, 2005
	(Unaudited)
8.75% US Dollar Senior Notes due 2014 of NTL Cable PLC	£227.1	£247.3
9.75% Sterling Senior Notes due 2014 of NTL Cable PLC	375.0	375.0
8.75% Euro Senior Notes due 2014 of NTL Cable PLC	152.5	155.0
9.125% US Dollar Senior Notes due 2016	293.9	—
Senior Credit Facility	5,042.0	1,463.0
Floating Rate Loan Note due 2012 to NTL Cable PLC	53.4	58.2
Other loan notes due to parent and subsidiary companies	291.6	293.0
Capital leases	110.7	38.2
Other	5.8	1.5
	6,552.0	2,631.2
Less: current portion	(151.5)	(0.8)
	£6,400.5	£2,630.4

The effective interest rates on the variable interest rate debt were as follows:

	September 30, 2006	December 31, 2005
	(Unaudited)
Floating Rate Loan Note due 2012	10.5%	8.3%
Senior credit facility	6.7%	6.9%

Senior Notes

Our parent, NTL Cable PLC, issued senior notes due 2014 on April 13, 2004. On July 25, 2006, NTL Cable PLC issued $550 million U.S. dollar denominated 9.125% senior notes due 2016 to repay in part an alternative senior bridge facility whose proceeds had been loaned to us for the acquisition of Telewest UK Limited. All senior notes have been guaranteed by us pursuant to a senior subordinated guarantee.

Senior Credit Facility

On March 3, 2006, we repaid £1,358.1 million in respect of our senior credit facility, £1,686.9 million in respect of Telewest’s existing senior credit facilities and £102.0 million in respect of Flextech’s senior credit facility. The NTL and Telewest facilities were repaid in full utilizing borrowings under our new senior credit facility. The Flextech facility was repaid from cash on hand.

Our new senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in an aggregate principal amount of £4.359 billion, $646 million and €498 million and a revolving facility of £100 million. As at September 30, 2006, the sterling equivalent of £5.0 billion of the term facility had been drawn and £12 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit. The facility bears interest at LIBOR, USLIBOR or EURIBOR plus a current margin ranging from 1.75% to 2.75% and the applicable cost of complying

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

with any reserve requirement. The margins on £3.412 billion of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3.412 billion of the term loan facilities are due semi-annually beginning in September 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cashflows exceed certain thresholds.

The facility is secured through a guarantee from NTL Cable PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of our operating subsidiaries and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries.

Senior Bridge Facilities

On June 19, 2006, our £1.8 billion bridge facility drawn by one of our subsidiaries, Neptune Bridge Borrower LLC, was repaid in full utilizing drawings on our senior credit facility totaling £1.2 billion and an alternative senior bridge facility of $1,048.8 million. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from our $550 million 9.125% senior notes due 2016 on July 25, 2006, and an additional drawing from our senior credit facility on August 1, 2006.

Note 6—Derivative Instruments and Hedging Activities

The fair values of our derivative instruments were as follows (in millions):

	September 30,	December 31,
	2006	2005
	(unaudited)
Included within other long-term assets:
Foreign currency forward rate contracts	£—	£51.3
Included within other long-term assets:
Interest rate swaps	£2.9	£11.9
Foreign currency forward rate contracts	9.3	—
	£12.2	£11.9
Included within other current liabilities:
Foreign currency forward rate contracts	£—	£5.0
Interest rate swaps	7.7	—
	£7.7	£5.0
Included within deferred revenue and other long-term liabilities:
Foreign currency forward rate contracts	£46.9	£16.8
Interest rate swaps	50.8	15.1
	£97.7	£31.9

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

During the quarter we entered into additional interest rate swaps to fix at least two thirds of the interest payments on our debt obligations.

As of September 30, 2006, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3.2 billion of our outstanding senior credit facility, which accrues at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates between  4.8% and 6.3%. All of the new interest rate swaps became effective during the quarter and mature in April 2009. The net settlement of £16.3 million under these interest rate swaps is included within interest expense for the nine months ended September 30, 2006.

We have designated all of these new interest rate swaps as cash flow hedges under FAS 133, because they are highly effective hedges against changes in the amount of future cash flows attributable to changes in LIBOR. In the nine months ended September 30, 2006, we recorded £7.3 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these interest rate hedges. Certain interest rate swaps entered into under our previous financing arrangements are not designated as hedges under FAS 133. Changes in the fair value of these contracts are recognised through gains (losses) on derivative instruments in our Statement of Operations.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

During the quarter we entered into cross-currency swaps to fix the sterling value of interest payments on the U.S. dollar and euro denominated portions of the senior credit facility and the senior notes due 2016.

As of September 30, 2006, we had outstanding cross-currency interest rate swaps with principal amounts of $1,625 million and €725 million. We currently hedge the interest payments on U.S. dollar and euro denominated  senior notes due 2014, as well as interest payments on the U.S. dollar denominated portion of our senior credit facility, as well as the $550 million senior notes due 2016. Under these cross-currency swaps, we receive interest in U.S. dollars at fixed rates of 8.75% and 9.125% and variable rate based on USLIBOR, and in euros at a fixed  rate of 8.75%, in exchange for payments of interest in pound sterling at fixed rates ranging from 8.5% to 9.4%, and variable LIBOR based on the pound sterling equivalent of $1,625 million and €725 million. The net settlement of £2.3 million under these cross-currency interest rate swaps is included within interest expense for the nine months ended September 30, 2006.

We have designated these cross-currency swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar and euro denominated senior notes due 2014 and 2016 and the U.S. dollar and euro denominated portion of our senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. In the nine months ended September 30, 2006, we recorded £28.4 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the changes in fair market value of these cross-currency interest rate swaps.

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

As of September 30, 2006, we had outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts hedge changes in the pound sterling value of the U.S. dollar and euro denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates. The principal obligations under the $550 million 9.125% senior notes due 2016, and the $646 million and €498 million principal obligations under the senior credit facility are hedged via the aforementioned cross-currency swaps, and are not separate forward rate contracts.

The foreign currency forward rate contracts have not been designated as hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognised immediately in the income statement. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar and euro denominated debt into pound sterling, in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign exchanges gains (losses).

Net changes in the fair value of the foreign currency forward rate contracts recognised in loss from continuing operations for the three and nine months ended September 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net gain (loss) in fair value of foreign currency forward rate contracts	£3.2	£(0.6)	£(15.4)	£11.0

Note 7—Employee Benefit Plans

The components of net periodic pension cost in the three and nine months ended September 30, 2006 and 2005 were as follows (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service costs	£0.7	£0.6	£2.1	£2.2
Interest costs	3.9	3.6	11.7	10.8
Expected return on plan assets	(4.2)	(3.8)	(12.5)	(11.1)
Settlements and curtailments	0.3	—	0.9	(0.1)
Net periodic benefit costs	£0.7	£0.4	£2.2	£1.8

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute £2.2 million to our pension plans in 2006. For the three and nine months ended September 30, 2006 we contributed £0.5 million and £1.4 million respectively, to our pension plans. We

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

anticipate contributing an additional £0.8 million to fund our pension plans in 2006 for a total of £2.2 million.

Note 8—Other Charges Including Restructuring Charges

Other charges of £28.2 million for the three months ended September 30, 2006, relate to our historical restructuring programs and restructuring programs initiated in respect of the reverse acquisition of Telewest. Liabilities with respect to Telewest property lease exit costs and Telewest involuntary employee termination costs were recognised on the balance sheet of the acquired entity in accordance with EITF 95-3, “Recognition of Liabilities in Connection with Purchase Combinations”. Liabilities with respect to NTL property exit costs and involuntary employee termination costs under the restructuring program are recorded in the period the liability is incurred or the plan is communicated to employees. As of September 30, 2006, we have incurred £43.8 million, and we expect to incur a total of approximately £133 million, of costs to fully execute this program.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at September 30, 2006 (in millions) (unaudited):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£42.5	£42.5
Charged to expense	—	2.8	2.8
Utilized	—	(5.3)	(5.3)
Balance, September 30, 2006	£—	£40.0	£40.0

Acquisition restructuring provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognised under EITF 95-3	34.8	33.2	68.0
Amendments to business acquisition related provision	—	12.7	12.7
Charged to expense	26.2	18.7	44.9
Utilized	(41.7)	(2.1)	(43.8)
Balance, September 30, 2006	£19.3	£62.5	£81.8

Note 9—Stockholders’ Equity

On June 19, 2006 we issued shares to NTL Cable PLC for cash consideration of £2.42 billion which was utilized to effect our acquisition of Telewest UK Limited and its subsidiaries.

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Stock Option Plans

We are an indirect, wholly-owned subsidiary of NTL. Accordingly, we have no stock-based compensation plans. As at September 30, 2006, certain of our employees participated in the stock-based compensation plans of NTL, which are described in NTL Holdings’ 2005 Annual Report on Form 10-K.

As disclosed in NTL Holdings’ 2005 Annual Report on Form 10-K, NTL Holdings adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. As a result, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognised in previous periods.

Note 10—Comprehensive (Loss) Income

Comprehensive (loss) income comprises (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income for period	£(87.7)	£(65.4)	£(240.8)	£475.9
Net unrealized (losses) gains on derivatives	(12.4)	6.5	(20.4)	12.1
Pension liability adjustment	—	—	—	2.1
Comprehensive (loss) income	£(100.1)	£(58.9)	£(261.2)	£490.1

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2006	December 31, 2005
	(Unaudited)
Pension liability adjustments	£(18.2)	£(18.2)
Net unrealized losses on derivatives	(20.4)	(0.8)
	£(38.6)	£(19.0)

Note 11—Income Taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. Generally Accepted Accounting Principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

estimate changes during a subsequent quarter the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

Note 12—Related Party Transactions

We are an indirect, wholly-owned subsidiary of NTL. The following information summarizes our significant related party transactions with NTL and its subsidiary companies (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating costs	£12.0	£4.4	£37.7	£13.0
Selling, general and administrative expenses	9.0	8.6	28.0	26.3

Intercompany interest is charged from/to us by NTL and its subsidiary companies based on intercompany debt balances. Intercompany interest income and expense is calculated using a weighted average interest rate of external borrowings by NTL and its subsidiary companies. The following information summarizes the amounts of intercompany interest charged from/to us by NTL and its subsidiary companies, which is included within interest income and expense in our Statements of Operations (in millions) (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income	£(2.7)	£1.0	£1.6	£1.0
Interest expense	26.9	21.8	74.3	72.4

The amounts due to NTL and its subsidiary companies included in our consolidated balance sheets as of September 30, 2006 and December 31, 2005 were as follows (in millions):

	September 30, 2006	December 31, 2005
	(Unaudited)
Due from parent and subsidiary companies	£716.9	£61.0
Interest payable	76.0	42.6
Due to parent and subsidiary companies	—	111.8
Long-term debt.	1,393.4	1,016.8

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 13—Commitments and Contingent Liabilities

At September 30, 2006, we were committed to pay approximately £421.6 million for equipment, services and licenses. This amount includes approximately £90.6 million for operations and maintenance contracts and other commitments from October 1, 2007 to 2016. The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in millions) (unaudited):

Year ended September 30,
2007	£331.0
2008	9.8
2009	23.4
2010	8.5
2011	8.5
Thereafter	40.4
£421.6

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

Year ended September 30,
2007	£4.9
2008	2.2
2009	9.8
2010	—
2011	—
Thereafter	8.6
£25.5

Note 14—Recent Accounting Pronouncements

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

NTL INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes of NTL Incorporated that appear elsewhere in this document.

OVERVIEW

We are one of the leading communications and content distribution companies in the United Kingdom (U.K.), providing internet access, fixed line telephone, and television services to approximately 5 million residential on-net customers. We also provide internet and telephone services to our residential customers who are not connected to our cable network via access to other companies’ telecommunications networks and via an internet service provider operated by our subsidiary, Virgin Net Limited. We offer what we refer to as a “triple play” bundle of internet, telephone and television services through competitively priced bundled packages. We also provide a range of voice services to businesses and public sector organizations, as well as a variety of data communications solutions from high speed internet access to fully managed business communications networks and communication transport services. These services are delivered through our wholly-owned local access communications network passing more than 12.5 million homes in the U.K. The design and capability of our network provides us with the ability to offer “triple play” bundled services to residential customers and a broad portfolio of reliable, competitive communications solutions to business customers.

Through our wholly-owned subsidiaries, Flextech Limited (“Flextech”) and sit-up Limited (“sit-up”), we provide basic television channels and related services to the U.K. multi-channel broadcasting market and a wide variety of consumer products by means of sit-up’s auction based shopping channels. Flextech’s line up of television channels includes Living TV, Bravo, Ftn, Trouble and Challenge TV. Flextech is also BBC Worldwide’s 50% partner in UKTV and its channels.

Through our acquisition of Virgin Mobile in July 2006, we now provide mobile telephony services to approximately 4.5 million customers. Consequently, we now have the opportunity to offer “quad-play” bundled services to our residential customers by adding mobile telephony to our internet, fixed line telephony and television services. We launched “quad-play” services towards the end of September 2006.

Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of approximately £952.2 million included cash of approximately £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. The average market price per share of common stock utilized in determining the value of the new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of NTL common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed acquisition (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional bank borrowings committed under our existing senior credit facility and cash on hand.

On May 24, 2006, we received approval by a majority of the shareholders of Virgin Mobile, other than those associated with affiliates of the Virgin Group, to enter into a trademark license agreement with

Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement was entered into on the same date and is an exclusive license covering a number of aspects of our consumer business, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been approximately £9 million based on combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years. It can be terminated after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) upon a change of control. The agreement also entitles us to use a corporate name that includes the Virgin name. We expect to commence the proposed re-branding of our consumer operations in early 2007 and the re-branding is expected to include a change in the name of the corporate parent.

Reverse Acquisition of Telewest

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

The total purchase price of approximately £3.5 billion included cash of approximately £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million. The average market price per share of common stock utilized in determining the value of the new common stock issued of £13.00 ($22.90) is based on an average of the closing prices of the Telewest common stock for a range of trading days (September 29, September 30, October 3, October 4 and October 5, 2005) around the announcement date of the proposed merger (October 3, 2005). The cash payment of £2.3 billion was based on the redemption value of $16.25 (£9.30) per share of Telewest redeemable common stock issued in exchange for Telewest common stock in the transaction and 246.0 million shares of Telewest redeemable common stock so issued.

The outstanding options to purchase shares of NTL Holdings Inc. (“NTL Holdings”) common stock were exchanged for options to purchase shares of NTL Incorporated new common stock with the same terms and conditions.

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

On June 19, 2006, in connection with the integration of NTL and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with NTL’s existing U.K. operations and to implement permanent financing.  This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to NTLIH to effect its acquisition of the shares of Telewest UK Limited and its subsidiaries.  The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming wholly-owned subsidiaries of NTLIH.

Disposal of Broadcast and Ireland Operations

On January 31, 2005, we sold our Broadcast operations to a consortium led by Macquarie Communications Infrastructure Group. The cash proceeds from the sale were approximately £1.3 billion. Our Broadcast operations provided site leasing, broadcast transmission, satellite, media, public safety communications and other network services, utilizing broadcast transmission infrastructure, wireless communications and other facilities.

On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley, for an aggregate purchase price of €333.4 million, or £225.5 million. During the three months ended September 30, 2006, we were able to release certain contingent tax liabilities of £8.1 million relating to the disposal of our former Ireland operations.

As a result of the sale of our Broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations in 2005. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations. Revenue from the Broadcast operations reported in discontinued operations for the three and nine months ended September 30, 2005 was £nil and £21.4 million, respectively. Pre-tax income from Broadcast operations, reported as pre-tax income from discontinued operations, for the three and nine months ended September 30, 2005, was £nil and £3.0 million, respectively. Revenue from the Ireland operations reported in discontinued operations for the three and nine months ended September 30, 2005 was £nil and £25.6 million, respectively. Pre-tax income from Ireland operations, reported as pre-tax income from discontinued operations, for the three and nine months ended September 30, 2005 was £nil and £2.5 million, respectively.

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

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts and customer lists; the trademark’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s assumptions about fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect management’s estimates.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities in relation to tax exposures or liabilities to restructure the pre-acquisition businesses of NTL, Telewest and Virgin Mobile, including the exit of properties and termination of employees, are subject to change as management completes its assessment of pre-merger operations and begins to execute the approved plan for the integration of the three companies.

Factors Affecting Our Business

Our Cable segment residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers. For example, broadband internet is more profitable than analogue television services. Our packaging of services and our pricing are designed to encourage our customers to use multiple services like dual telephone and broadband. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, and the success of our integration efforts.

Summary Cable Statistics

Selected statistics for residential cable customers of NTL, excluding customers off our network, Virgin.net and Virgin Mobile customers for the three months ended September 30, 2006 as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Opening customers	4,928,700	4,983,800	3,089,800	3,097,300	3,055,900
Data cleanse(1)	—	(36,200)	—	(18,100)	—
Adjusted opening customers	4,928,700	4,947,600	3,089,800	3,079,200	3,055,900
Increase in customers on acquisition of Telewest	—	—	1,880,400	—	—
Customer additions	229,200	192,300	167,100	162,800	182,400
Customer disconnects	(266,500)	(211,200)	(153,500)	(142,200)	(141,000)
Net customer movement	(37,300)	(18,900)	13,600	20,600	41,400
Reduction in customer count(2)	—	—	—	(10,000)	—
Closing customers	4,891,500	4,928,700	4,983,800	3,089,800	3,097,300
Churn(3)	1.8%	1.5%	1.4%	1.6%	1.6%
Revenue generating units(4)
Television	3,315,400	3,293,100	3,315,900	1,942,700	1,940,100
DTV (included in Television)	2,922,000	2,836,200	2,786,500	1,445,100	1,409,300
Telephone	4,178,300	4,233,000	4,268,100	2,573,100	2,598,600
Broadband	2,980,400	2,902,300	2,821,700	1,625,200	1,546,300
Total Revenue Generating Units	10,474,100	10,428,400	10,405,700	6,141,000	6,085,000
RGU/Customers	2.14x	2.12x	2.09x	1.99x	1.96x
Internet dial-up and DTV access(5)	97,000	113,300	140,400	123,700	145,900
Cable average revenue per user(6)	£42.48	£42.21	£40.37	£38.96	£38.99
ARPU calculation:
On-net revenues (millions)	£625.4	£628.4	£443.3	£361.6	£359.9
Average customers(7)	4,907,000	4,962,000	3,660,500	3,093,500	3,076,600

(1)          Data cleanse activity in Q2-06 resulted in a decrease of 36,200 customers and 69,000 RGUs, a decrease of approximately 13,500 Telephone, 24,400 Broadband and 31,100 TV RGUs. Data cleanse activity in Q2-06 is a result of more closely aligning customer definitions between old NTL and old Telewest together with the removal of approximately 20,000 inactive backlog customers in old NTL.

Data cleanse activity in Q4-05 resulted in a decrease in old NTL of 18,100 customers and 43,100 RGUs, a decrease of approximately 17,700 Telephone, 26,600 Broadband and an increase of 1,300 net TV RGUs.

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

(5)          Dial-up internet customers exclude metered customers who have not used the service within the last 30 days.

(6)          The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. Cable average revenue per user for the three months ended March 31, 2006, previously disclosed as £40.92, has, due to the discovery of a calculation error, been restated to £40.37.

(7)          For the three months ended March 31, 2006, average customers has been calculated by adding the average customers who were directly connected to the old NTL network and the pro rata proportion of customers directly connected to the old Telewest network for the number of days subsequent to the acquisition of Telewest.

Customer Churn.   Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if we are unable to deliver our services over our network without interruption or if we fail to match offerings by our competitors. We are presently aligning our credit policies, which will also increase churn in the short-term.

Cable ARPU.   Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from customers. We believe that our “triple play” cable offering of telephone service, broadband access to the internet and television services is attractive to our existing customer base and allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any recognition of revenue from our Mobile segment. With the acquisition of Virgin Mobile we are now able to offer “quad-play” of digital television, broadband, mobile and fixed line telephone services, which we believe will enhance our competitiveness and growth opportunities.

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets, including through other broadband service providers, telephone services offered by British Telecom (“BT”) and local loop unbundlers, alternative internet access services like DSL, which is offered by BT, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, mobile telephone services offered by other mobile telephone operators, other television channels and other advertising media that compete with our content channels, and other retailers that compete with our shopping channels. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations, and if required, drawdowns under our revolving credit facility, will be sufficient for our cash requirements through September 30, 2007.

Currency Movements.   We encounter currency exchange rate risks because all of our revenue and substantially all of our operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar or the euro, the effective cost of servicing our U.S. dollar debt or euro debt will be higher. As of September 30, 2006, £866.2 million, or 14.0% of our long-term debt, was denominated in U.S. dollars and £490.1 million, or 7.9%, of our long-term debt was denominated in euros. To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

Currently the principal element of all our U.S. dollar and euro denominated debt is hedged in order to fully mitigate against the risks that are presented by moving exchange rates. In addition to this all payments of interest in U.S. dollar and euro are also hedged until at least the first call date of the underlying instrument. The alternative bridge was partially re-financed by the $550 million senior notes due 2016 issued by NTL Cable PLC on July 25, 2006, and the principal and interest obligations incumbent upon the Company as a result of this have been hedged to maturity.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years. In addition, our Content segment includes Flextech, which has a seasonally higher programming spend in the fourth quarter, and  sit-up’s home shopping channels, which earn potentially higher revenues in the fourth quarter, reflecting the Christmas holiday period, which is common in the retail industry. Similarly, customer growth and related subscriber acquisition costs in our Mobile segment are expected to be higher in the fourth quarter due to the holiday season.

Integration.   We are presently integrating our legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditure and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, we are consolidating our billing platforms over the next twelve months. While these integration efforts are presently on track, any issues that may arise in connection with our integration could have a material negative effect on our financial performance.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005

Historical Results from Continuing Operations

Revenue

For the three months ended September 30, 2006, consolidated revenue increased by 112.3% to £1,024.9 million from £482.7 million for the three months ended September 30, 2005. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006, and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006.

Expenses

Operating costs.   For the three months ended September 30, 2006, operating costs, including network expenses, increased by 119.8% to £440.0 million from £200.2 million for the three months ended September 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Operating costs as a percentage of revenue, increased to 42.9% for the three months ended September 30, 2006, from 41.5% for the same period in 2005, in part due to the inclusion of the Telewest content segment subsequent to the reverse acquisition of Telewest, which has lower margins than our cable segment.

Selling, general and administrative expenses.   For the three months ended September 30, 2006, selling, general and administrative expenses increased by 129.9% to £267.1 million from £116.2 million for the three months ended September 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Selling, general and administrative expenses as a percentage of revenue increased to 26.1% for the three months ended September 30, 2006 from 24.1% for the same period in 2005, partly due to costs incurred in connection with the integration of NTL and Telewest in the three months ended September 30, 2006.

Other charges

Other charges of £30.9 million in the three months ended September 30, 2006 relate primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest. Other charges of £1.3 million in the three months ended September 30, 2005 mainly related to restructuring charges incurred in connection with lease exit costs under our historical programs.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at September 30, 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, June 30, 2006	£—	£44.6	£44.6
Charged to expense	—	0.8	0.8
Utilized	—	(2.8)	(2.8)
Balance, September 30, 2006	£—	£42.6	£42.6

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, June 30, 2006	£24.9	£47.6	£72.5
Amendments to business acquisition related provision	—	4.0	4.0
Charged to expense	16.5	13.6	30.1
Utilized	(21.4)	(1.4)	(22.8)
Balance, September 30, 2006	£20.0	£63.8	£83.8

Depreciation expense

For the three months ended September 30, 2006, depreciation expense increased to £222.6 million from £142.3 million for the three months ended September 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired, and to the acquisition of Virgin Mobile. Excluding the impact of the reverse acquisition of Telewest and of the acquisition of Virgin Mobile, depreciation expense has decreased due to the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the three months ended September 30, 2006, amortization expense increased to £73.9 million from £27.4 million for the three months ended September 30, 2005. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest and from the acquisition of Virgin Mobile.

Interest expense

For the three months ended September 30, 2006, interest expense increased to £113.2 million from £51.7 million for the three months ended September 30, 2005, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

We paid gross cash interest of £48.3 million for the three months ended September 30, 2006, and £7.9 million for the three months ended September 30, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in timing of interest payments.

Loss on extinguishment of debt

For the three months ended September 30, 2006, loss on extinguishment of debt decreased to £0.5 million from £2.0 million for the three months ended September 30, 2005. Loss on extinguishment of debt for the three months ended September 30, 2005 related to our redemption of the floating rate senior notes due 2012 on July 15, 2005.

Foreign currency gains and losses

The foreign currency gains of £6.3 million in the three months ended September 30, 2006 were largely comprised of foreign exchange gains of £8.5 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility offset by losses of £5.8 million relating to the repayment of the alternative bridge facility.

For the three months ended September 30, 2005, foreign currency transaction losses were £13.1 million. These losses for the three months ended September 30, 2005 were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt and unrealized losses of £0.6 million arising from changes in the fair value of our foreign currency forward contracts.

Gain from derivative instruments

The gain from derivative instruments of £1.6 million in the three months ended September 30, 2006, mainly relates to favorable movements in the mark-to-market values of sterling interest rate swaps.

Income tax benefit

For the three months ended September 30, 2006, income tax benefit was £0.9 million as compared with £12.4 million benefit for the same period in 2005.

For the three months ended September 30, 2006, the tax benefit of £0.9 million was comprised of federal taxes of £0.3 million, and U.K. taxes of £0.6 million. The U.K. tax benefit related to amounts receivable in respect of the surrender of U.K. tax losses arising in the current period to our equity investments.

 Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found above in Note 14 to the Consolidated Condensed Financial Statements.

The segment results for the three month period ended September 30, 2006 are reported on an actual basis and include the results of Telewest from July 1, 2006 and the results of Virgin Mobile from July 4, 2006. The results of operations of our Cable and Content segments for the three month period ended September 30, 2005 are reported on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the period presented and combines Telewest’s historical Content and sit-up segments into the combined company’s Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed under our Form 8-K/A filed on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our cable business if viewed on a historical basis; and (b) we did not have a Content segment in the prior period. Comparative pro forma results of our Mobile segment have not been presented.

The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of September 30, 2006. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Cable Segment

The summary results of operations of our Cable segment were as follows (in millions):

	Three months ended September 30
	2006	2005
	Actual	Pro forma
Revenue	£805.1	£795.1
Inter segment revenue	0.9	0.7
Segment OCF	296.3	299.5
Depreciation, amortization and other charges	(306.9)	(286.6)
Operating (loss) income	£(10.6)	£12.9

Revenue

Our Cable segment revenue by customer type for the three months ended September 30, 2006 and 2005 was as follows (in millions):

	Three months ended September 30		Increase/
	2006	2005	(Decrease)
	Actual	Pro forma
Revenue:
Consumer	£642.8	£626.0	2.7%
Business	162.3	169.1	(4.0)%
Total revenue	£805.1	£795.1	1.3%

Consumer:   For the three months ended September 30, 2006, revenue from residential customers increased by 2.7% to £642.8 million from £626.0 million on a pro forma basis for the three months ended September 30, 2005. This increase is driven largely by our efforts at driving “triple play” bundles together with telephony price rises partially offset by lower telephony usage and customer losses.

Business:   For the three months ended September 30, 2006, revenue from business customers decreased by 4.0% to £162.3 million from £169.1 million on a pro forma basis for the three months ended September 30, 2005. This decrease is attributable to declines in telephony voice revenue and lower wholesale and other contract revenue, partially offset by greater data installation and rental revenue.

Segment OCF

For the three months ended September 30, 2006, Cable segment OCF decreased to £296.3 million from £299.5 million on a pro forma basis for the three months ended September 30, 2005. The decrease in OCF is primarily due to costs incurred in connection with the integration of Telewest, additional share based compensation expense, increased marketing expenses and higher bad debt expense compared with the three months ended September 30, 2005.

Pro Forma Summary Cable Statistics

Selected pro forma combined statistics for residential cable customers of NTL and Telewest excluding customers off our network, Virgin.net and Virgin Mobile customers for the three months ended September 30, 2006 as well as the four prior quarters are set forth in the table below. Amounts shown assume the merger of NTL and Telewest had occurred on January 1, 2005.

	For the three months ended
	September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005
Opening customers	4,928,700		4,983,800		4,958,000		4,945,400		4,893,100
Data cleanse(1)	—		(36,200)		—		(18,100)		—
Adjusted opening customers	4,928,700		4,947,600		4,958,000		4,927,300		4,893,100
Customer additions	229,200		192,300		218,100		248,900		271,900
Customer disconnects	(266,500)		(211,200)		(192,300)		(208,200)		(219,600)
Net customer movement	(37,300)		(18,900)		25,800		40,700		52,300
Reduction in customer count(2)	—		—		—		(10,000)		—
Closing customers	4,891,500		4,928,700		4,983,800		4,958,000		4,945,400
Churn(3)	1.8%		1.5%		1.3%		1.4%		1.5%
Revenue generating units(4)
Television	3,315,400		3,293,100		3,315,900		3,310,300		3,288,700
DTV(included in Television)	2,922,000		2,836,200		2,786,500		2,715,900		2,637,500
Telephone	4,178,300		4,233,000		4,268,100		4,260,000		4,285,000
Broadband	2,980,400		2,902,300		2,821,700		2,630,300		2,466,500
Total Revenue Generating Units	10,474,100		10,428,400		10,405,700		10,200,600		10,040,200
RGU/Customers	2.14	x	2.12	x	2.09	x	2.06	x	2.03	x
Internet dial-up and DTV access(5)	97,000		113,300		140,400		181,600		219,000
Cable average revenue per user(6)	£42.48		£42.21		£41.50		£41.27		£41.28
ARPU calculation:
On-net revenues (millions)	£625.4		£628.4		£618.6		£613.4		£608.8
Average customers	4,907,000		4,962,000		4,969,000		4,954,000		4,916,000

(1)          Data cleanse activity in Q2-06 resulted in a decrease of 36,200 customers and 69,000 RGUs, a decrease of approximately 13,500 Telephone, 24,400 Broadband and 31,100 TV RGUs. Data cleanse activity in Q2-06 is a result of more closely aligning customer definitions between old NTL and old Telewest together with the removal of approximately 20,000 inactive backlog customers in old NTL.

                           Data cleanse activity in Q4-05 resulted in a decrease in old NTL of 18,100 customers and 43,100 RGUs, a decrease of approximately 17,700 Telephone, 26,600 Broadband and an increase of 1,300 net TV RGUs.

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

(5)          Dial-up internet customers exclude metered customers who have not used the service within the last 30 days.

(6)          The cable monthly average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period, exclusive of VAT, by the average number of customers directly connected to our network in that period, divided by three.

Content Segment

The summary results of operations of our Content segment were as follows (in millions):

	Three months ended September 30
	2006	2005
	Actual	Pro forma
Revenue	£79.4	£88.1
Inter segment revenue	5.9	5.4
Segment OCF	5.5	7.8
Depreciation, amortization and other charges	(0.2)	(6.7)
Operating income	£5.3	£1.1

Revenue

For the three months ended September 30, 2006, revenue in the Content segment decreased by 9.9% to £79.4 million from £88.1 million on a pro forma basis for the three months ended September 30, 2005. This decrease is driven largely by decreased revenue in sit-up of £10.0 million due to increased competition from other transactional TV channels and heightened competition in the retail market. Increased revenue from Flextech of £1.1 million was due to an increase in Flextech’s share of the total TV advertising market, and increased subscription revenue arising from contractual price increases.

Segment OCF

For the three months ended September 30, 2006, Content segment OCF decreased by 29.5% to £5.5 million from £7.8 million on a pro forma basis for the three months ended September 30, 2005. The decrease in Content segment OCF is primarily due to the decreased gross margin from sit-up together with increased selling, general and administrative expenses at Flextech.

Mobile Segment

Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. Total Mobile segment revenue for the period since acquisition to September 30, 2006 was £140.4 million, of which £132.5 million was service revenue and £7.9 million was equipment revenue. Equipment revenue is stated net of discounts earned through service usage. Mobile segment OCF was £16.0 million for the period since acquisition.

Summary statistics

Selected statistics for Virgin Mobile since acquisition are set forth in the table below:

Three months ended September 30, 2006
Opening active customers(1)	4,389,000
Net customer additions	122,700
Closing active customers	4,511,700
Mobile average revenue per user(2)	£10.28
ARPU calculation:
Mobile revenue (millions)	£132.5
Average customers	4,294,800

(1)          Prepay customers are defined as active customers if they have made an outbound event in the preceding 90 days. Contract customers are defined as active customers if they have been provisioned and have not been disconnected.

(2)          Mobile monthly average revenue per user is calculated on service revenue for the period since acquisition divided by the average active customers for the period since acquisition, divided by three.

Nine months ended September 30, 2006 and 2005

Historical Results from Continuing Operations

Revenue

For the nine months ended September 30, 2006, consolidated revenue increased by 72.3% to £2,520.6 million from £1,463.0 million for the nine months ended September 30, 2005. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006, and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006.

Expenses

Operating costs.   For the nine months ended September 30, 2006, operating costs, including network expenses, increased by 76.2% to £1,062.4 million from £603.1 million for the three months ended September 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile. Operating costs as a percentage of revenue increased slightly to 42.1% for the nine months ended September 30, 2006, from 41.2% for the same period in 2005, in part due to the inclusion of the Content and Mobile segments subsequent to their  acquisitions which have lower margins than our Cable segment.

Selling, general and administrative expenses.   For the nine months ended September 30, 2006, selling, general and administrative expenses increased by 81.0% to £648.7 million from £358.3 million for the nine months ended September 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile. Selling, general and administrative expenses as a percentage of revenue increased to 25.7% for the nine months ended September 30, 2006, from 24.5% for the same period in 2005 due to costs incurred in connection with the integration of NTL and Telewest during the nine months ended September 30, 2006.

Other charges

Other charges of £51.4 million in the nine months ended September 30, 2006 relate primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest. Other charges of £2.4 million in the nine months ended September 30, 2005 mainly related to restructuring charges incurred in connection with our call center consolidation program and lease exit costs under our historical programs.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the reverse acquisition of Telewest at September 30, 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£45.3	£45.3
Charged to expense	—	3.0	3.0
Utilized	—	(5.7)	(5.7)
Balance, September 30, 2006	£—	£42.6	£42.6

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2005	£—	£—	£—
Provisions resulting from business acquisition recognised under EITF 95-3	34.8	33.2	68.0
Amendments to business acquisition related provision	—	12.7	12.7
Charged to expense	28.3	20.1	48.4
Utilized	(43.1)	(2.2)	(45.3)
Balance, September 30, 2006	£20.0	£63.8	£83.8

Depreciation expense

For the nine months ended September 30, 2006, depreciation expense increased to £591.2 million from £402.2 million for the nine months ended September 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired, and to the acquisition of Virgin Mobile. Excluding the impact of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, depreciation expense has decreased due to the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the nine months ended September 30, 2006, amortization expense increased to £166.3 million from £82.3 million for the nine months ended September 30, 2005. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

Interest expense

For the nine months ended September 30, 2006 interest expense increased to £332.6 million from £180.2 million for the nine months ended September 30, 2005, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

We paid gross cash interest of £267.8 million for the nine months ended September 30, 2006, and £126.8 million for the nine months ended September 30, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in timing of interest payments.

Loss on extinguishment of debt

The loss on extinguishment of debt of £32.9 million in the nine months ended September 30, 2006 relates primarily to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing of the reverse acquisition of Telewest. For the nine months ended September 30, 2005 the loss on extinguishment of debt of £2.0 million related to the redemption of the floating rate senior notes due 2012 on July 15, 2005.

Loss from derivative instruments

The loss from derivative instruments of £1.9 million in the nine months ended September 30, 2006 mainly relates to the termination of derivative instruments in respect of the foreign currency tranche of the senior credit facility that was repaid upon completion of the refinancing for the reverse acquisition of Telewest.

Foreign currency losses

The foreign currency losses of £97.8 million in the nine months ended September 30, 2006 were largely comprised of foreign exchange losses of £70.8 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain during the period of £120.7 million that has been recorded as a component of equity. For the nine months ended September 30, 2005, foreign currency transaction losses were £29.9 million. These losses for the nine months ended September 30, 2005 were primarily because of the effect of changes in the exchange rate on our U.S. dollar and euro denominated debt partially offset by unrealized gains of £11.0 million arising from changes in the fair value of our foreign currency forward contracts.

Income tax benefit

For the nine months ended September 30, 2006, income tax benefit was £10.8 million as compared with £8.7 million expense for the same period in 2005.

For the nine months ended September 30, 2006, the tax benefit of £10.8 million was comprised of federal taxes of £9.2 million, and U.K. taxes of £1.6 million. The federal tax benefit is attributable to a current year US tax loss which is mainly derived from tax deductions related to the senior bridge facility repaid on June 19, 2006. The tax benefit related to the release of a deferred tax liability set up in 2005. The U.K. tax benefit related to amounts receivable in respect of the surrender of U.K. tax losses arising in the current period to equity investments.

Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found above in Note 14 to the Consolidated Condensed Financial Statements.

The segment results for the nine months ended September 30, 2006 include the results of Telewest from March 3, 2006 (the acquisition date). The following discussion relates to the results of operations of each of our Cable and Content segments on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the periods presented and combine Telewest’s historical Content and sit-up segments into the combined company’s Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed under our Form 8-K/A filed on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our cable business if viewed on a historical basis; and (b) we did not have a Content segment in the prior period. Comparative pro forma results of our Mobile segment have not been presented.

The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of September 30, 2006. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Cable Segment

The summary pro forma combined results of operations of our Cable segment were as follows (in millions):

	Nine months ended September 30,
	2006	2005
Revenue	£2,412.2	£2,405.8
Inter segment revenue	1.8	2.2
Segment OCF	848.4	908.5
Depreciation, amortization and other charges	(858.3)	(834.8)
Operating (loss) income	£(9.9)	£73.7

Revenue

Our pro forma Cable segment revenue by customer type for the nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Nine months ended September 30,
	2006	2005	Increase/ (Decrease)
Revenue:
Consumer	£1,924.2	£1,896.2	1.5%
Business	488.0	509.6	(4.2)%
Total revenue	£2,412.2	£2,405.8	0.3%

Consumer:   For the nine months ended September 30, 2006, pro forma revenue from residential customers increased by 1.5% to £1,924.2 million from £1,896.2 million for the nine months ended September 30, 2005. This increase is driven largely by growth in the number of broadband internet subscribers together with television and telephony price rises offset by lower telephony usage.

Business:   For the nine months ended September 30, 2006, pro forma revenue from business customers decreased by 4.2% to £488.0 million from £509.6 million for the nine months ended September 30, 2005. This decrease is attributable to declines in telephony voice revenue and lower wholesale and other contract revenue, partially offset by greater data installation and rental revenue.

Segment OCF

For the nine months ended September 30, 2006, pro forma Cable segment OCF decreased by 6.6% to £848.4 million from £908.5 million for the nine months ended September 30, 2005. The decrease in OCF is primarily due to increased selling, general and administrative expenses, which included pre-acquisition charges of £20.9 million relating to the reverse acquisition of Telewest, consisting of legal and professional charges of £11.7 million and executive compensation costs and insurance expenses of £9.2 million along with integration costs incurred since the acquisition. In addition, share based compensation expense, marketing expense and bad debt expense increased compared with the nine months ended September 30, 2005.

Content Segment

The summary pro forma combined results of operations of our Content segment were as follows (in millions):

	Nine months ended September 30,
	2006	2005
Revenue	£245.4	£170.5
Inter segment revenue	16.9	15.5
Segment OCF	23.7	17.9
Depreciation, amortization and other charges	(13.7)	(19.0)
Operating income (loss)	£10.0	£(1.1)

Revenue

For the nine months ended September 30, 2006, pro forma revenue in the Content segment increased by 43.9% to £245.4 million from £170.5 million for the nine months ended September 30, 2005. This increase is driven largely by the inclusion in the nine months ended September 30, 2006 of sit-up which was acquired by Telewest in May 2005, and contributed revenue of £144.4 million in the first nine months of 2006. Increased revenue from Flextech of £12.0 million was principally due to an increased share of the TV advertising revenue market as a result of the cumulative effect of the relative strength of the viewing performance of the Flextech TV channels, and increased subscription revenue arising from contractual price increases.

Segment OCF

For the nine months ended September 30, 2006, pro forma Content segment OCF increased by 32.4% to £23.7 million from £17.9 million for the nine months ended September 30, 2005. The increase in pro forma Content  segment OCF is primarily due to the increase in revenue in Flextech partially offset by increased marketing costs, together with the inclusion of sit-up.

Mobile Segment

Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. Total Mobile segment revenue for the period since acquisition to September 30, 2006 was £140.4 million, of which £132.5 million was service revenue and £7.9 million was equipment revenue. Equipment revenue is stated net of discounts earned through service usage. Mobile segment OCF was £16.0 million for the period since acquisition.

Summary statistics

Selected statistics for Virgin Mobile since acquisition are set forth in the table below:

Three months ended September 30, 2006
Opening active customers(1)	4,389,000
Net customer additions	122,700
Closing active customers	4,511,700
Mobile average revenue per user(2)	£10.28
ARPU calculation:
Mobile revenue (millions)	£132.5
Average customers	4,294,800

(1)          Prepay customers are defined as active customers if they have made an outbound event in the preceding 90 days. Contract customers are defined as active customers if they have been provisioned and have not been disconnected.

(2)          Mobile monthly average revenue per user is calculated on service revenue for the period since acquisition, divided by the average active customers for the period since acquisition, divided by three.

Statement of Cash Flows

Cash flow information provided below is for our continuing operations.

Nine Months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, cash provided by operating activities increased to £512.2 million from £239.6 million for the nine months ended September 30, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and an improvement in working capital offset by an increase in cash paid for interest. For the nine months ended September 30, 2006, cash paid for interest, exclusive of amounts capitalized, increased to £267.5 million from £126.8 million during the same period in 2005. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

For the nine months ended September 30, 2006, cash used in investing activities was £2,831.4 million compared with cash provided by investing activities of £1,243.7 million for the nine months ended September 30, 2005. The cash used in investing activities in the nine months ended September 30, 2006 includes £2,024.2 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million, and £423.5 million for the acquisition of Virgin Mobile, net of cash acquired of £10.0 million. The cash provided by investing activities in the nine months ended September 30, 2005 includes £1.229 billion from the sale of our Broadcast operations. Purchases of fixed assets increased to £397.0 million for the nine months ended September 30, 2006 from £216.3 million for the same period in 2005 primarily because of the timing of cash payments and the reverse acquisition of Telewest.

Cash provided by financing activities for the nine months ended September 30, 2006 was £1,889.3 million compared to cash used in financing activities of £891.5 million in the nine months ended September 30, 2005. The principal sources of cash provided by financing activities for the nine months ended September 30, 2006 were the new £5.3 billion senior credit facility and the $550 million senior notes due 2016. The principal uses of cash were the repayment of our previous senior credit and bridge facilities. For the nine months ended September 30, 2005, cash used in financing activities related to the repurchases of our common stock in the open market for £114.0 million and the prepayment of £781.7 million on our senior credit facility.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had £6,207.0 million of debt outstanding, compared to £2,280.0 million as of December 31, 2005 and £2,263.6 million as of September 30, 2005, and £302.2 million of cash and cash equivalents, compared to £832.1 million and £806.2 million as of December 31, 2005 and September 30, 2005, respectively. The increase in debt is primarily attributable to the reverse acquisition of Telewest in March 2006 and the acquisition of Virgin Mobile in July 2006. Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs.

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

Although we expect to generate positive cash flow in the future, we cannot assure you that this will be the case. We believe that our cash on hand, together with cash from operations and unused credit facility, will be sufficient for our cash requirements through at least September 30, 2007. However, our cash requirements after September 30, 2007 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the recent refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness.

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

Our debt agreements and the debt agreements of some of our subsidiaries contain restrictions on our ability to transfer cash between groups of our subsidiaries. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

Senior Credit Facility

During the year, we entered into a new senior credit facility in an aggregate principal sterling equivalent amount of £5.275 billion, comprising a £3.35 billion 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6½ year bullet

Tranche B1 term loan facility, a £351 million 6½ year bullet Tranche B2 term loan facility, a €500 million 6½ year bullet Tranche B3 term loan facility, a $650 million 6½ year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term credit facility and a £100 million 5 year multi-currency revolving credit facility.

The senior credit facility (other than for Tranche C) has the benefit of a full and unconditional senior secured guarantee from NTL Cable PLC as well as first priority pledges of the shares and assets of substantially all of the operating subsidiaries of NTL Investment Holdings Limited (“NTLIH”) and of receivables arising under any intercompany loans to those subsidiaries. The senior secured guarantee of NTL Cable PLC is secured by a first priority pledge of the entire capital stock of NTLIH and the receivables under any intercompany loans from NTL Cable PLC to NTLIH. The guarantee of the Tranche C of the senior credit facility will share in the security of NTL Cable PLC granted to the senior credit facility, but will receive proceeds only after the other tranches and will not benefit from guarantees or security granted by other members of the group.

Remaining principal under Tranches A and A1 is subject to repayment each six months as follows

Date	Amount
30 September 2007	£124 million
31 March 2008	£237 million
30 September 2008	£237 million
31 March 2009	£265 million
30 September 2009	£475 million
31 March 2010	£527 million
30 September 2010	£580 million
Final maturity date	£967 million

The annual rate of interest payable under our new senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), US LIBOR or European Intrabank Offer Rate (EURIBOR), as applicable, plus (ii) the applicable interest margin and the applicable cost of complying with any reserve requirement.

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

The applicable interest margin for Tranche B and Tranche C is as follows:

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
C	2.75%

Senior Notes

On July 25, 2006, NTL Cable PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of NTL Cable PLC and rank pari passu with NTL Cable’s outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year, beginning February 15, 2007. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by NTL Incorporated, NTL:Telewest LLC, NTLIH and certain other intermediate holding companies of NTL.

The U.S. dollar denominated 8.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount outstanding of $425 million. The sterling denominated 9.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount outstanding of £375 million. The euro denominated 8.75% senior notes due 2014 were issued by NTL Cable PLC on April 13, 2004 and have a principal amount outstanding of €225 million. The senior notes due 2014 mature on April 15, 2014 and are guaranteed by NTL Incorporated, NTL:Telewest LLC, NTLIH and certain of the intermediate holding companies in the group.

Restrictions under our Existing Debt Agreements

The agreements governing the senior notes and the senior credit facility significantly and, in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:

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

Debt Ratings

To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The corporate debt ratings and outlook currently assigned to our securities by the rating agencies engaged by us are as follows:

	Corporate Rating	Outlook
Moody’s Investors Service Inc.	Ba3	Stable
Standard & Poor’s	B+	Positive

Cash Dividend

On August 28, 2006, our board of directors approved and declared the payment of a regular quarterly cash dividend of $0.02 per share on September 20, 2006 to stockholders of record as of September 12, 2006, totaling £3.5 million. Future payments of regular quarterly dividends by us are at the discretion of our board of directors and will be subject to our future needs and uses of free cash flow, which could include investments in operations, the repayment of debt, and share repurchase programs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table includes aggregate information about our contractual obligations as of September 30, 2006, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	£6,096.3	£127.2	£1,215.7	£2,074.8	£2,678.6
Capital Lease Obligations	196.8	36.7	38.1	29.4	92.6
Operating Lease Obligations	406.4	53.8	88.6	72.5	191.5
Purchase Obligations	421.6	331.0	33.2	17.0	40.4
Interest Obligations	2,289.4	460.7	839.8	579.2	409.7
Total	£9,410.5	£1,009.4	£2,215.4	£2,772.9	£3,412.8

The following table includes information about our commercial commitments as of September 30, 2006. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Guarantees	£24.0	£4.9	£11.2	£—	£7.9
Lines of Credit	1.5	—	0.8	—	0.7
Standby Letters of Credit	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	£25.5	£4.9	£12.0	£—	£8.6

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

Also, all of our revenues and a substantial portion of our operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of September 30, 2006, £866.2 million, or 14.0% of our long-term debt, was denominated in U.S. dollars and £490.1 million, or 7.9%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

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

The following table provides information as of September 30, 2006 about our long-term fixed and variable interest rate debt that is sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ending December 31,							Fair Value September 30,
	2006	2007	2008	2009	2010	Thereafter	Total	2006
Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$975.0	$975.0	$1,008.8
Average interest rate						8.96%
Average forward exchange rate						0.53
Pound Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£386.3
Average interest rate						9.75%
Euro
Fixed rate	—	—	—	—	—	€225.0	€225.0	€235.1
Average interest rate						8.75%
Average forward exchange rate						0.72
Pound Sterling
Variable Rate	—	£124.0	£474.0	£740.0	£1,107.0	£2,597.0	£5,042.0	£5,042.0
Average interest rate		Libor plus 1.25 - 2.25%	Libor plus 1.25 - 2.25%	Libor plus 1.25 - 2.25%	Libor plus 1.25 - 2.25%	Libor plus 1.25 - 2.75%

ITEM 4.                CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control Over Financial Reporting.

On March 3, 2006, we completed the reverse acquisition of Telewest and on July 4, 2006, we completed the acquisition of Virgin Mobile. As a consequence of our integration of these acquisitions, we have made and expect to make further material changes to our internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

Other than with respect to the risk factor set forth below, since December 31, 2005, there have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on February 28, 2006 and the Form 10-K of NTL Holdings Inc. that was filed with the SEC on March 1, 2006.

We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network.

We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network or various pavement-based electronics associated with our cable network. Almost all of our cable network is constructed underground. As a result, any catastrophe that affects our underground cable network or our pavement-based electronics could prevent us from providing services to our customers and result in substantial uninsured losses.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2006.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

3.1

Second restated certificate of incorporation of NTL Incorporated (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006).

3.2	Restated by-laws of NTL Incorporated (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006).

4.1

Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to NTL Incoporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 26, 2006).

4.2	First Supplemental Indenture, dated as of October 5, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee.*
4.3	Second Supplemental Indenture, dated as of October 30, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee.*
4.4

Senior Guarantee, dated as of October 30, 2006, among NTL Holdings Inc., NTL (UK) Group, Inc., NTL Communications Limited, NTL Incorporated and NTL: Telewest LLC (Incorporated by reference to NTL Incorporated’s Current Report on Form 8 K as filed with the Securities and Exchange Commission on October 30, 2006).

10.2

Amended and Restated Employment Agreement, and Restricted Stock Agreement, entered into by and between NTL Incorporated and James Mooney, dated as of July 5, 2006 (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2006).

10.3

Form of Incentive Stock Option Notice (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 12, 2006, which also shows the relevant Executive Officers and the awards made).

10.4

Form of Non-qualified Stock Option Notice (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 12, 2006, which also shows the relevant Executive Officers and the awards made).

10.5

Form of Restricted Stock Unit Agreement (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 12, 2006, which also shows the relevant Executive Officers and the awards made).

10.6

Senior Facilities Agreement dated 3 March 2006 as amended and restated on 22 May 2006 and 10 July 2006 between, among others, the Company, certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers) (excluding schedules) (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 2006).

10.7

Group Intercreditor Deed dated 3 March 2006 as amended and restated on 13 June 2006 and 10 July 2006 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Senior Lenders, the Intergroup Debtors and the Intergroup Creditors names therein (excluding schedules) (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 13, 2006).

10.8

Deed of Accession dated July 18, 2006 between NTL Investment Holdings Limited and Deutsche Bank AG, London Branch as C Facility Lender and as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2006).

10.9

Deed of Accession dated July 18, 2006 among NTL Investment Holdings Limited, JPMorgan Chase Bank as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2006).

10.10

Deed of Accession dated July 18, 2006 among NTL Investment Holdings Limited, Goldman Sachs Credit Partners, L.P. as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2006).

10.11

Deed of Accession dated July 18, 2006 among NTL Investment Holdings Limited, The Royal Bank of Scotland plc as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2006).

10.12

Form of Indemnity Agreement entered into with Directors and Executive Officers (Incorporated by reference to NTL Incorporated’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2006).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NTL INCORPORATED
Date: November 9, 2006	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: November 9, 2006	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer

NTL INVESTMENT HOLDINGS LIMITED
Date: November 9, 2006	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: November 9, 2006	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer