Form 10-Q
period 2007-03-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2007-05-10
CIK 1270400, 1322791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50886

VIRGIN MEDIA INC.

(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of May 7, 2007 was 327,516,460.

The Additional Registrant meets the conditions set forth in General Information H(1)(a) and (b) of Form 10-Q and is filing this report with the reduced disclosure format. See “Note Concerning VMIH” in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007
INDEX

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

•       the ability to compete with a range of other communications and content providers;

•       the ability to control customer churn;

•       the effect of technological changes on our businesses;

•       the continued right to use the Virgin name and logo;

•       the ability to maintain and upgrade our networks in a cost-effective and timely manner;

•       possible losses in revenues due to systems failures;

•       the ability to provide attractive programming at a reasonable cost;

•       the reliance on single-source suppliers for some equipment, software and services and third party distributors of our mobile services;

•       the functionality or market acceptance of new products that we may introduce;

•       the ability to obtain and retain expected synergies from the merger of our legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

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

These and other factors are discussed in more detail under Item 1A. “Risk Factors” and elsewhere in our Form 10-K filed with the SEC on March 1, 2007. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Corporate Name Changes

We entered into a license agreement with Virgin Enterprises Limited under which we are licensed to use certain Virgin trademarks within the United Kingdom and the Republic of Ireland. As a result, in February 2007, we rebranded our consumer business and a large part of our content business to “Virgin Media”. We also changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the corporate names of certain of our subsidiaries, including:

•       NTL Investment Holdings Limited, the principal borrower under our senior credit facility, to Virgin Media Investment Holdings Limited;

•       NTL Cable PLC, the issuer of our public bonds, to Virgin Media Finance PLC;

•       NTL Group Limited, a principal operating subsidiary, to Virgin Media Limited;

•       Flextech Television Limited, our content subsidiary, to Virgin Media Television Limited;

•       NTL Communications Limited to Virgin Media Communications Limited; and

•       NTL Holdings Inc. to Virgin Media Holdings Inc.

For the purposes of this quarterly report on Form 10-Q, the new names will be used where applicable. In this quarterly report, unless we have indicated otherwise, or the context otherwise requires, references to:

•       “Virgin Media,” “the Company,” “we,” “us,” “our” and similar terms refer to Virgin Media Inc. and its subsidiaries (which include Telewest Global, Inc., or Telewest, and its subsidiaries and Virgin Mobile and its subsidiaries);

•       “NTL” refers to NTL Incorporated and its subsidiaries as they existed prior to the name change to Virgin Media Inc., and prior to the merger with Telewest, refers to the company now known as Virgin Media Holdings Inc. (which was formerly known as NTL Incorporated before the merger); and

•       “Telewest” refers to Telewest Global, Inc. and its subsidiaries as they existed prior to the merger with NTL in March 2006.

Note Concerning VMIH

This quarterly report on Form 10-Q (excepting financial statements responsive to Part I, Item 1) covers both Virgin Media Inc. and Virgin Media Investment Holdings Limited (“VMIH’’), an English company with an address at 160 Great Portland Street, London, W1W 5QA, United Kingdom, that is a wholly-owned subsidiary of Virgin Media Finance PLC and a wholly-owned indirect subsidiary of Virgin Media Inc. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC’s 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH’s guarantee of these notes is not deemed to be unconditional.

VMIH carries on the same business as Virgin Media Inc., and is the principal borrower under Virgin Media Inc.’s senior credit facility. In this quarterly report, unless the context otherwise requires, the terms “Virgin Media,” “the “Company,” “we,” “us,” “our” and similar terms refer to the consolidated business of Virgin Media Inc., including VMIH and its subsidiaries. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media Inc.

Note Concerning Financial Information and Currency of Financial Statements

All of the financial statements included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The reporting currency of our consolidated financial statements is U.K pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2007	December 31, 2006
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£365.1	£418.5
Restricted cash	5.9	6.0
Accounts receivable—trade, less allowances for doubtful accounts of £33.9 (2007) and £51.8 (2006)	440.8	461.2
Inventory	88.6	65.3
Prepaid expenses and other current assets	88.5	87.4
Total current assets	988.9	1,038.4
Fixed assets, net	5,951.8	6,026.3
Goodwill and other indefinite-lived intangible assets	2,506.4	2,516.5
Intangible assets, net	1,044.9	1,120.5
Equity investments	373.5	371.5
Other assets, net of accumulated amortization of £27.7 (2007) and £21.8 (2006)	173.9	170.3
Total assets	£11,039.4	£11,243.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£381.0	£379.6
Accrued expenses and other current liabilities	428.7	485.5
VAT and employee taxes payable	87.8	82.8
Restructuring liabilities	118.6	126.8
Interest payable	121.7	158.2
Deferred revenue	263.3	268.0
Current portion of long-term debt	27.8	141.9
Total current liabilities	1,428.9	1,642.8
Long-term debt, net of current portion	6,131.5	6,017.2
Deferred revenue and other long-term liabilities	271.1	276.2
Deferred income taxes	70.9	77.2
Total liabilities	7,902.4	8,013.4
Commitments and contingent liabilities
Minority interest	—	—
Shareholders’ equity
Common stock	1.8	1.8
Additional paid-in capital	4,310.9	4,303.4
Accumulated other comprehensive income	139.0	116.0
Accumulated deficit	(1,314.7)	(1,191.1)
Total shareholders’ equity	3,137.0	3,230.1
Total liabilities and shareholders’ equity	£11,039.4	£11,243.5

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2007	2006
Revenue	£1,021.9	£611.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	449.3	254.9
Selling, general and administrative expenses	266.9	158.1
Other charges	11.6	8.4
Depreciation	232.1	149.3
Amortization	77.3	36.8
	1,037.2	607.5
Operating (loss) income	(15.3)	3.9
Other income (expense)
Interest income and other, net	7.0	8.6
Interest expense	(118.5)	(83.8)
Share of income from equity investments	7.2	1.4
Foreign currency transaction gains (losses)	3.3	(10.0)
Loss on extinguishment of debt	—	(32.4)
Losses on derivative instruments	(0.5)	(9.2)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(116.8)	(121.5)
Income tax expense	(3.5)	—
Minority interest	—	0.4
Cumulative effect of change in accounting principle	—	1.2
Net loss	£(120.3)	£(119.9)
Basic and diluted loss before income taxes, minority interest and cumulative effect of change in accounting principle per share	£(0.37)	£(0.51)
Basic and diluted cumulative effect of change in accounting principle per share	£—	£—
Basic and diluted net loss per share	£(0.37)	£(0.51)
Dividends per share	£0.01	£—
Average number of shares outstanding	324.2	236.5

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2007	2006
Net cash provided by operating activities	£106.0	£207.3
Investing activities
Purchase of fixed and intangible assets	(152.6)	(135.3)
Acquisitions, net of cash acquired	(1.0)	(1,999.2)
Other	5.7	9.8
Net cash used in investing activities	(147.9)	(2,124.7)
Financing activities
New borrowings, net of financing fees	(0.1)	4,920.0
Principal payments on long-term debt and capital leases	(7.5)	(3,241.3)
Other	(2.9)	27.2
Net cash (used in) provided by financing activities	(10.5)	1,705.9
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(5.4)
Decrease in cash and cash equivalents	(53.4)	(216.9)
Cash and cash equivalents, beginning of period	418.5	735.2
Cash and cash equivalents, end of period	£365.1	£518.3
Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	155.0	65.5

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Virgin Media Inc. for the year ended December 31, 2006.

On March 3, 2006, Virgin Media Holdings Inc, or Virgin Media Holdings (then known as NTL Incorporated), merged with a subsidiary of Virgin Media Inc., or Virgin Media (then known as Telewest Global, Inc., or Telewest). The merger has been accounted for as a reverse acquisition in which Virgin Media Holdings is treated as the accounting acquirer, primarily because Virgin Media Holdings’ shareholders owned 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated, and subsequently to Virgin Media Inc. As a result, the historical financial statements of Virgin Media Holdings became the historical financial statements of Virgin Media Inc. as of the completion of the merger. Therefore, the results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed. The results of operations and cashflows for Virgin Mobile (as defined below) are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc (“Virgin Mobile”) through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

Reverse Acquisition of Telewest

On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc. (then known as Telewest Global, Inc.) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created one of the U.K.’s largest providers of residential broadband and the U.K.’s leading provider of “triple-play” services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The total purchase price of £3.5 billion included cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million. During the three months ended March 31, 2007, we reduced goodwill by £8.1 million for amendments to deferred tax liabilities that were recognized at the acquisition date.

Pro Forma Results

The following pro forma financial information for the three months ended March 31, 2006 presents the combined results of operations of Virgin Media Holdings, the former Telewest and Virgin Mobile businesses as if the acquisitions had occurred as of the beginning of the period presented (in millions, except per share data). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Virgin Media that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Virgin Media.

	Three months ended March 31,
	2007 Actual	2006 Pro forma
Revenue	£1,021.9	£1,023.3
Operating (loss) income	(15.3)	30.4
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(116.8)	(121.0)
Loss before cumulative effect of change in accounting principle	(120.3)	(130.9)
Cumulative effect of change in accounting principle	—	1.2
Net loss	£(120.3)	£(129.7)
Net loss per share	£(0.37)	£(0.42)

The pro forma financial information above includes the following material, non-recurring charges in the three months ended March 31, 2006: write-offs of historical deferred finance charges of £32.4 million; acquisition-related charges of £16.3 million; and other charges including restructuring charges of £8.9 million.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 3—Long Term Debt

Long term debt consists of (in millions):

	March 31,	December 31,
	2007	2006
8.75% U.S. Dollar senior notes due 2014	£215.9	£217.0
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	152.9	151.6
9.125% U.S. Dollar senior notes due 2016	279.4	280.8
Senior credit facility	5,025.8	5,024.6
Capital leases	104.9	104.4
Other	5.4	5.7
	6,159.3	6,159.1
Less: current portion	(27.8)	(141.9)
	£6,131.5	£6,017.2

The effective interest rate on the senior credit facility was 7.4% and 7.1% as at March 31, 2007 and December 31, 2006, respectively.

On April 13, 2007, we borrowed £890 million under our senior credit facility which will be repayable in 2012, and used £863 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid in 2007 through 2011.

Note 4—Employee Benefit Plans

The components of net periodic pension cost in the three months ended March 31, 2007 and 2006 were as follows (in millions):

	Three months ended March 31,
	2007	2006
Service costs	£0.6	£0.7
Interest costs	4.2	3.9
Expected return on plan assets	(4.8)	(4.2)
Settlements and curtailments	—	0.3
Net periodic benefit costs	£—	£0.7

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to contribute £9.3 million to our pension plans in 2007. In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will be paying an additional £3.3 million per annum for the next three years. Additionally, we are seeking to effect a merger of our three other defined benefit plans. The merger of these plans is subject to the approval of the trustees. As a condition of trustee approval, we have agreed to make a specific one-time contribution of £4.5 million. For

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

the three months ended March 31, 2007, we contributed £0.8 million to our pension plans. Reflecting the changes referenced above, we anticipate contributing an additional £16.3 million to fund our pension plans in 2007 for a total of £17.1 million.

Note 5—Other Charges Including Restructuring Charges

Other charges of £11.6 million and £8.4 million for the three months ended March 31, 2007 and 2006, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£—	£43.4	£43.4
Charged to expense	—	1.8	1.8
Utilized	—	(4.3)	(4.3)
Balance, March 31, 2007	£—	£40.9	£40.9

Acquisition Restructuring Provisions
Balance, December 31, 2006	£18.7	£64.7	£83.4
Charged to expense	3.3	6.5	9.8
Utilized	(12.1)	(3.4)	(15.5)
Balance, March 31, 2007	£9.9	£67.8	£77.7

Note 6—Stockholders’ Equity and Share Based Compensation

On February 27, 2007, our Board of Directors approved and declared the payment of a regular quarterly cash dividend of $0.02 per share on March 20, 2007 to stockholders of record as of March 12, 2007, totaling £3.3 million. Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs.

As at March 31, 2007, we had authorized shares totaling one billion and issued and outstanding shares totaling 326.6 million. As at March 31, 2006, we had authorized shares totaling one billion and issued and outstanding shares totaling 288.1 million.

Basic and diluted net loss per share is computed by dividing the net loss for the three months ended March 31, 2007 and 2006 by the weighted average number of shares outstanding during the respective periods. Outstanding warrants, options to purchase shares and restricted stock totaling 38.3 million and 38.5 million shares at March 31, 2007 and 2006, respectively, are excluded from the calculation of diluted loss per share, since the inclusion of such warrants, options and shares of restricted stock is anti-dilutive.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The average number of shares outstanding for the three months ended March 31, 2007 is computed as follows (in millions):

	Three months ended March 31,
	2007	2006
Number of shares outstanding at start of period	323.9	212.9
Issues of common stock	0.3	23.6
Average shares outstanding	324.2	236.5

The following table summarizes the activity of our option plans for the three months ended March 31, 2007.

	Options to purchase common stock	Weighted average exercise price
Outstanding at the beginning of the period	13,055,630	$19.31
Granted	213,532	$27.02
Exercised	(403,272)	$10.99
Forfeited, expired or cancelled	(318,068)	$26.89
Outstanding at the end of the period	12,547,822	$19.52
Exercisable at the end of the period	5,757,284	$15.38

We have adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. As a result, during the three months ended March 31, 2006, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

Total share based compensation expense included in selling, general and administrative expenses in the statement of operations was £7.1 million and £6.3 million for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes the activity of our restricted stock plans for the three months ended March 31, 2007.

Common stock
Outstanding at the beginning of the period	2,435,396
Granted	—
Awards vested and shares issued	(382,913)
Forfeited, expired or cancelled	(20,833)
Outstanding at the end of the period	2,031,650

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 7—Comprehensive Loss

Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2007	2006
Net loss for period	£(120.3)	£(119.9)
Currency translation adjustment	(0.4)	(17.0)
Net unrealized gains (losses) on derivatives	23.4	(1.2)
Comprehensive loss	£(97.3)	£(138.1)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2007	December 31, 2006
Foreign currency translation	£131.2	£131.6
Pension liability adjustments	(20.0)	(20.0)
Net unrealized gains on derivatives	27.8	4.4
	£139.0	£116.0

Note 8—Income taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have changed and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

For the three months ended March 31, 2007, income tax expense was £3.5 million as compared with £nil for the same period in 2006. The tax expense for the three months ended March 31, 2007 was comprised of current federal taxes of £0.3 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £5.1 million and a U.K. tax benefit of £1.3 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

jurisdiction. We adopted FIN 48 on January 1, 2007. The adoption did not have a material effect on our consolidated financial statements. Upon the adoption of FIN 48, we had £70.9 million of unrecognized tax benefits. If subsequently recognized, £66.5 million would not impact the effective tax rate due to an offsetting valuation allowance, of the remainder £1.1 million would decrease income tax expense and £3.3 million would reduce goodwill. In addition, we had accrued £0.6 million for interest. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

During the quarter ended March 31, 2007, we recognized £53.9 million of previously unrecognized tax benefits due to a change in facts and circumstances. This had no impact on the effective tax rate due to an offsetting valuation allowance. We also recognized £0.2 million of previously unrecognized tax benefits as a result of the expiry of the applicable statute of limitations, together with £0.4 million of accrued interest thereon. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The statute of limitations is open for the years 2003 to 2006 in the U.S. and the U.K., our major tax jurisdictions.

The U.K. has proposed changes in tax legislation that may impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%, and a reduction in the rate at which capital allowances can be claimed in a year from 25% to 20%, with both changes coming into effect on April 1, 2008. Under FAS 109, Accounting for Income Taxes, the effect of such changes on deferred tax balances are required to be recognized in the period in which the new legislation is enacted. It is expected the legislation will be enacted in the third quarter of 2007. Our deferred tax assets are fully covered by a valuation allowance, such that no impact is expected to be recorded when it is enacted. There may be an impact in a future period, to the extent a deferred tax benefit is recognized.

Note 9—Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

Note 10—Industry Segments

Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary business segment is our Cable segment, which consists of our television, broadband and fixed line telephone services sold on our cable network and, to a lesser extent, off our cable network. We operate a Content segment through our wholly-owned subsidiaries Virgin Media Television Limited (“Virgin Media TV’’, formerly known as Flextech Limited) and sit-up Limited (“sit-up”), which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate a Mobile segment through our wholly-owned subsidiary Virgin Mobile Limited, which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

Segment information for the three month periods ended March 31, 2007 and 2006 is as follows (in millions):

	Three months ended March 31, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£800.3	£80.6	£141.0	£—	£1,021.9
Inter segment revenue	0.9	5.9	—	(6.8)	—
Operating costs	(311.7)	(60.1)	(83.4)	5.9	(449.3)
Selling, general and administrative expenses	(222.7)	(14.2)	(30.9)	0.9	(266.9)
Segment OCF	266.8	12.2	26.7	—	305.7
Depreciation, amortization and other charges	(295.5)	(4.1)	(21.4)	—	(321.0)
Operating (loss) income	£(28.7)	£8.1	£5.3	£—	£(15.3)

	Three months ended March 31, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£584.2	£27.2	£—	£—	£611.4
Inter segment revenue	0.3	1.8	—	(2.1)	—
Operating costs	(237.6)	(19.1)	—	1.8	(254.9)
Selling, general and administrative expenses	(151.5)	(6.9)	—	0.3	(158.1)
Segment OCF	195.4	3.0	—	—	198.4
Depreciation, amortization and other charges	(193.0)	(1.5)	—	—	(194.5)
Operating income	£2.4	£1.5	£—	£—	£3.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 11—Condensed Consolidated Financial Information

On April 13, 2004, our wholly-owned subsidiary, Virgin Media Finance PLC (formerly NTL Cable PLC), or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes due 2014. On July 15, 2005, the $100 million aggregate principal amount of floating rate notes was redeemed. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, and together with the Senior Notes due 2014, these are referred to as the Senior Notes. We and certain of our subsidiaries, namely Virgin Media Group LLC (formerly NTL:Telewest LLC), Virgin Media Holdings Inc. (formerly NTL Holdings Inc.), Virgin Media (UK) Group, Inc. (formerly NTL (UK) Group, Inc.) and Virgin Media Communications Limited (formerly NTL Communications Limited), have guaranteed the Senior Notes on a senior basis. Virgin Media Investment Holdings Limited, or VMIH, has guaranteed the Senior Notes on a senior subordinated basis.

We present the following condensed consolidated financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 as required by Article 3-10(d) of Regulation S-X.

	March 31, 2007
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£ 2.5	£ —	£ 24.8	£ 12.3	£ 325.5	£ —	£ 365.1
Restricted cash	—	—	—	—	5.9	—	5.9
Other current assets	—	—	1.2	0.1	616.6	—	617.9
Total current assets	2.5	—	26.0	12.4	948.0	—	988.9
Fixed assets, net	0.1	—	—	—	5,951.7	—	5,951.8
Intangible assets, net	(3.0)	—	(11.1)	—	3,565.4	—	3,551.3
Investments in, and loans to, parent and subsidiary companies	3,141.8	1,325.5	679.0	5,378.8	(6,480.2)	(3,671.4)	373.5
Other assets, net	—	—	—	73.0	100.9	—	173.9
Total assets	£ 3,141.4	£ 1,325.5	£ 693.9	£ 5,464.2	£ 4,085.8	£ (3,671.4)	£ 11,039.4
Current liabilities	£ 4.1	£ 38.7	£ 12.2	£ 324.3	£ 1,173.1	£ (123.5)	£ 1,428.9
Long term debt	—	1,023.2	—	1,783.6	3,324.7	—	6,131.5
Other long term liabilities	0.3	—	0.5	114.3	226.9	—	342.0
Shareholders’ equity	3,137.0	263.6	681.2	3,242.0	(638.9)	(3,547.9)	3,137.0
Total liabilities and shareholders’ equity	£ 3,141.4	£ 1,325.5	£ 693.9	£ 5,464.2	£ 4,085.8	£ (3,671.4)	£ 11,039.4

	December 31, 2006
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£ 2.4	£ —	£ 31.5	£ 0.2	£ 384.4	£ —	£ 418.5
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	(1.7)	—	0.3	0.1	615.2	—	613.9
Total current assets	0.7	—	31.8	0.3	1,005.6	—	1,038.4
Fixed assets, net	0.7	—	—	—	6,025.6	—	6,026.3
Intangible assets, net	—	—	(11.0)	—	3,648.0	—	3,637.0
Investments in, and loans to, parent and subsidiary companies	3,242.3	1,411.7	774.4	5,327.2	(6,407.5)	(3,976.6)	371.5
Other assets, net	—	—	—	103.2	67.1	—	170.3
Total assets	£ 3,243.7	£ 1,411.7	£ 795.2	£ 5,430.7	£ 4,338.8	£ (3,976.6)	£ 11,243.5
Current liabilities	£ 11.8	£ 30.1	£ 9.4	£ 97.6	£ 1,593.9	£ (100.0)	£ 1,642.8
Long term debt	—	1,024.4	—	1,872.4	3,120.4	—	6,017.2
Other long term liabilities	1.8	—	8.5	124.9	218.2	—	353.4
Shareholders’ equity	3,230.1	357.2	777.3	3,335.8	(593.7)	(3,876.6)	3,230.1
Total liabilities and shareholders’ equity	£ 3,243.7	£ 1,411.7	£ 795.2	£ 5,430.7	£ 4,338.8	£ (3,976.6)	£ 11,243.5

	Three months ended March 31, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£ —	£ —	£ —	£ —	£ 1,021.9	£ —	£ 1,021.9
Operating costs	—	—	—	—	(449.3)	—	(449.3)
Selling, general and administrative expenses	(1.9)	—	(5.2)	(0.3)	(259.5)	—	(266.9)
Other charges	(0.3)	—	—	—	(11.3)	—	(11.6)
Depreciation and amortization	(0.1)	—	—	—	(309.3)	—	(309.4)
Operating loss	(2.3)	—	(5.2)	(0.3)	(7.5)	—	(15.3)
Interest income and other, net	0.2	25.3	11.4	17.2	(10.4)	(36.7)	7.0
Interest expense	—	(25.1)	(6.4)	(87.0)	(36.7)	36.7	(118.5)
Share of income from equity investments	—	—	—	—	7.2	—	7.2
Losses on derivative instruments	—	—	—	—	(0.5)	—	(0.5)
Foreign currency gains (losses)	—	—	0.1	(0.1)	3.3	—	3.3
Income tax expense	(0.1)	(0.1)	(2.6)	—	(0.7)	—	(3.5)
(Loss) income before equity in net (loss) income from subsidiaries	(2.2)	(0.1)	(2.7)	(70.2)	(45.3)	—	(120.3)
Equity in net (loss) income of subsidiaries	(118.1)	(115.9)	(115.4)	(45.7)	—	395.1	—
Net loss	£ (120.3)	£ (115.8)	£ (118.1)	£ (115.9)	£ (45.3)	£ 395.1	£ (120.3)

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	Three months ended March 31, 2006
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£ —	£ —	£ —	£ —	£ 611.4	£ —	£ 611.4
Operating costs	—	—	—	—	(254.9)	—	(254.9)
Selling, general and administrative expenses	(3.1)	—	(2.5)	—	(152.5)	—	(158.1)
Other charges	—	—	—	—	(8.4)	—	(8.4)
Depreciation and amortization	—	—	—	—	(186.1)	—	(186.1)
Operating (loss) income	(3.1)	—	(2.5)	—	9.5	—	3.9
Interest income and other, net	—	19.5	8.0	64.7	8.1	(91.7)	8.6
Interest expense	—	(19.2)	(22.1)	(53.2)	(81.0)	91.7	(83.8)
Loss on extinguishment of debt	—	—	—	—	(32.4)	—	(32.4)
Share of income from equity investments	—	—	—	—	1.4	—	1.4
Losses on derivative instruments	—	—	—	(9.2)	—	—	(9.2)
Foreign currency (losses) gains	—	—	(16.8)	4.6	2.2	—	(10.0)
Minority interest income	—	—	—	—	0.4	—	0.4
(Loss) income before equity in net (loss) income from subsidiaries	(3.1)	0.3	(33.4)	6.9	(91.8)	—	(121.1)
Cumulative effect of change in accounting principle	—	—	—	—	1.2	—	1.2
Equity in net (loss) income of subsidiaries	(116.8)	(81.5)	(160.3)	(88.4)	—	447.0	—
Net loss	£ (119.9)	£ (81.2)	£ (193.7)	£ (81.5)	£ (90.6)	£ 447.0	£ (119.9)

	Three months ended March 31, 2007
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£ 3.0	£ —	£ (5.7)	£ (17.6)	£ 126.3	£ —	£ 106.0
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(152.6)	—	(152.6)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Investments in, and loans to, parent and subsidiary companies	—	—	—	30.8	(25.7)	—	5.1
Other	—	—	—	—	0.6	—	0.6
Net cash used in investing activities	—	—	—	29.8	(177.7)	—	(147.9)
Financing activities:
New borrowings, net of financing fees	—	—	—	(0.1)	—	—	(0.1)
Principal payments on long term debt and capital leases	—	—	—	—	(7.5)	—	(7.5)
Other	(2.9)	—	—	—	—	—	(2.9)
Net cash used in financing activities	(2.9)	—	—	(0.1)	(7.5)	—	(10.5)
Effect of exchange rate changes	—	—	(1.0)	—	—	—	(1.0)
Increase (decrease) in cash and cash equivalents	0.1	—	(6.7)	12.1	(58.9)	—	(53.4)
Cash and cash equivalents at beginning of period	2.4	—	31.5	0.2	384.4	—	418.5
Cash and cash equivalents at end of period	£ 2.5	£ —	£ 24.8	£ 12.3	£ 325.5	£ —	£ 365.1

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

	Three months ended March 31, 2006
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£ (1.9)	£ 0.4	£ 86.8	£ (23.7)	£ 145.7	£ —	£ 207.3
Investing activities:
Purchase of fixed assets	—	—	—	—	(135.3)	—	(135.3)
Acquisitions, net of cash acquired	—	—	(2,281.5)	—	282.3	—	(1,999.2)
Investments in, and loans to, parent and subsidiary companies	—	(0.4)	11.6	1,210.4	(1,216.7)	—	4.9
Proceeds from sale of assets	—	—	—	—	0.7	—	0.7
Decrease in restricted cash	—	—	—	—	4.2	—	4.2
Net cash provided by (used in) investing activities	—	(0.4)	(2,269.9)	1,210.4	(1,064.8)	—	(2,124.7)
Financing activities:
Proceeds from exercise of stock options	27.2	—	—	—	—	—	27.2
Proceeds from new borrowings, net of financing fees	—	—	1,775.1	258.4	2,886.5	—	4,920.0
Principal payments on long term debt and capital leases	—	—	—	(1,445.1)	(1,796.2)	—	(3,241.3)
Net cash provided by (used in) financing activities	27.2	—	1,775.1	(1,186.7)	1,090.3	—	1,705.9
Effect of exchange rate changes	(0.5)	—	(8.0)	—	3.1	—	(5.4)
Increase (decrease) in cash and cash equivalents	24.8	—	(416.0)	—	174.3	—	(216.9)
Cash and cash equivalents at beginning of period	0.1	—	446.6	5.4	283.1	—	735.2
Cash and cash equivalents at end of period	£ 24.9	£ —	£ 30.6	£ 5.4	£ 457.4	£ —	£ 518.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2007	December 31, 2006
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£337.0	£384.0
Restricted cash	5.2	5.2
Accounts receivable—trade, less allowances for doubtful accounts of £32.1 (2007) and £49.4 (2006)	435.1	454.9
Inventory	88.6	65.3
Prepaid expenses and other current assets	87.5	89.2
Total current assets	953.4	998.6
Fixed assets, net	5,793.1	5,863.9
Goodwill and other indefinite-lived intangible assets	2,514.3	2,521.4
Intangible assets, net	1,036.7	1,110.3
Equity investments	373.5	371.5
Other assets, net of accumulated amortization of £27.7 (2007) and £21.8 (2006)	174.0	170.3
Due from parent and subsidiary companies	658.1	650.3
Total assets	£11,503.1	£11,686.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£380.8	£379.5
Accrued expenses and other current liabilities	420.6	474.8
VAT and employee taxes payable	83.5	86.2
Restructuring liabilities	116.4	124.5
Interest payable	178.9	196.5
Deferred revenue	252.6	258.0
Current portion of long-term debt	27.8	141.9
Total current liabilities	1,460.6	1,661.4
Long-term debt, net of current portion	6,460.5	6,345.9
Deferred revenue and other long-term liabilities	268.9	266.2
Deferred income taxes	71.1	77.0
Total liabilities	8,261.1	8,350.5
Commitments and contingent liabilities
Minority interest	—	—
Shareholders’ equity
Common stock	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	(13.9)	(36.0)
Accumulated deficit	(1,115.4)	(999.5)
Total shareholders’ equity	3,242.0	3,335.8
Total liabilities and shareholders’ equity	£11,503.1	£11,686.3

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2007	2006
Revenue	£991.4	£457.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	438.4	194.0
Selling, general and administrative expenses	250.2	114.1
Other charges	10.6	7.8
Depreciation	226.7	116.0
Amortization	75.4	24.8
	1,001.3	456.7
Operating (loss) income	(9.9)	0.6
Other income (expense)
Interest income and other, net	6.6	3.2
Interest expense	(121.8)	(52.6)
Share of income from equity investments	7.2	—
Foreign currency transaction gains	3.2	7.3
Loss on extinguishment of debt	—	(32.4)
Losses on derivative instruments	(0.5)	(9.2)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(115.2)	(83.1)
Income tax expense	(0.7)	—
Minority interest	—	0.4
Cumulative effect of change in accounting principle	—	1.2
Net loss	£(115.9)	£(81.5)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2007	2006
Net cash provided by operating activities	£86.9	£73.9
Investing activities
Purchase of fixed and intangible assets	(150.0)	(118.4)
Investments in, and loans to, parent and subsidiary companies	24.7	1,207.8
Other	(1.0)	2.1
Net cash (used in) provided by investing activities	(126.3)	1,091.5
Financing activities
New borrowings, net of financing fees	(0.1)	258.4
Principal payments on long-term debt and capital leases	(7.5)	(1,462.5)
Net cash used in financing activities	(7.6)	(1,204.1)
Decrease in cash and cash equivalents	(47.0)	(38.7)
Cash and cash equivalents, beginning of period	384.0	288.1
Cash and cash equivalents, end of period	£337.0	£249.4

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1—Basis of Presentation

We are an indirect, wholly-owned subsidiary of Virgin Media Inc. (“Virgin Media”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Virgin Media Inc. for the year ended December 31, 2006.

On March 3, 2006, Virgin Media Holdings Inc, or Virgin Media Holdings (then known as NTL Incorporated), merged with a subsidiary of Virgin Media Inc., or Virgin Media (then known as Telewest Global, Inc., or Telewest). The merger has been accounted for as a reverse acquisition in which Virgin Media Holdings is treated as the accounting acquirer, primarily because Virgin Media Holdings’ shareholders owned 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated, and subsequently to Virgin Media Inc. As a result, the historical financial statements of Virgin Media Holdings became the historical financial statements of Virgin Media Inc. as of the completion of the merger. Therefore, the results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed. The results of operations and cashflows for Virgin Mobile (as defined below) are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc (“Virgin Mobile”) through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. Virgin Media financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under its senior credit facility and cash on hand.

Reverse Acquisition of Telewest

On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc. (then known as Telewest Global, Inc.) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created one of the U.K.’s largest providers of residential broadband and the U.K.’s leading provider of “triple-play” services. In

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

On June 19, 2006, in connection with our integration with Telewest UK Limited, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with our existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly-owned subsidiary. We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of APB 16, Business Combinations, in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in our consolidated financial statements from June 19, 2006, the date the restructuring was completed.

Note 3—Long Term Debt

Long term debt consists of (in millions):

	March 31, 2007	December 31, 2006
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£215.9	£217.0
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	152.9	151.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	279.4	280.8
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	50.8	51.1
Senior credit facility	5,025.8	5,024.6
Other loan notes due to affiliates	278.2	277.6
Capital leases	104.9	104.4
Other	5.4	5.7
	6,488.3	6,487.8
Less: current portion	(27.8)	(141.9)
	£6,460.5	£6,345.9

The effective interest rate on the senior credit facility was 7.4% and 7.1% as at March 31, 2007 and December 31, 2006, respectively.

On April 13, 2007, we borrowed £890 million under our senior credit facility which will be repayable in 2012, and used £863 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid in 2007 through 2011.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 4—Employee Benefit Plans

The components of net periodic pension cost in the three months ended March 31, 2007 and 2006 were as follows (in millions):

	Three months ended March 31,
	2007	2006
Service costs	£0.6	£0.7
Interest costs	4.2	3.9
Expected return on plan assets	(4.8)	(4.2)
Settlements and curtailments	—	0.3
Net periodic benefit costs	£—	£0.7

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to contribute £9.3 million to our pension plans in 2007. In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will be paying an additional £3.3 million per annum for the next three years. Additionally, we are seeking to effect a merger of our three other defined benefit plans. The merger of these plans is subject to the approval of the trustees. As a condition of trustee approval, we have agreed to make a specific one-time contribution of £4.5 million. For the three months ended March 31, 2007, we contributed £0.8 million to our pension plans. Reflecting the changes referenced above, we anticipate contributing an additional £16.3 million to fund our pension plans in 2007 for a total of £17.1 million.

Note 5—Other Charges Including Restructuring Charges

Other charges of £10.6 million and £7.8 million for the three months ended March 31, 2007 and 2006, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£—	£40.7	£40.7
Charged to expense	—	1.7	1.7
Utilized	—	(4.1)	(4.1)
Balance, March 31, 2007	£—	£38.3	£38.3

Acquisition Restructuring Provisions
Balance, December 31, 2006	£20.4	£63.4	£83.8
Charged to expense	2.8	6.1	8.9
Utilized	(11.4)	(3.2)	(14.6)
Balance, March 31, 2007	£11.8	£66.3	£78.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

Note 6—Stockholders’ Equity

On June 19, 2006, we issued shares to Virgin Media Finance PLC for cash consideration of £2.42 billion which was utilized to effect our acquisition of Telewest UK Limited and its subsidiaries.

Stock Option Plans

We are an indirect, wholly-owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at March 31, 2007, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2006 Annual Report on Form 10-K.

We have adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. As a result, during the three months ended March 31, 2006, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

Note 7—Comprehensive Loss

Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2007	2006
Net loss for period	£(115.9)	£(81.5)
Net unrealized gains (losses) on derivatives	22.1	(0.8)
Comprehensive loss	£(93.8)	£(82.3)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2007	December 31, 2006
Pension liability adjustments	£(20.0)	£(20.0)
Net unrealized gains (losses) on derivatives	6.1	(16.0)
	£(13.9)	£(36.0)

Note 8—Income taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

For the three months ended March 31, 2007, income tax expense was £0.7 million as compared with £nil for the same period in 2006. The tax expense for the three months ended March 31, 2007 was comprised of deferred federal tax expense of £2.0 million, and a U.K. tax benefit of £1.3 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. We adopted FIN 48 on January 1, 2007 and the adoption did not have a material effect on our consolidated financial statements. Upon the adoption of FIN 48, we had £3.3 million of unrecognized tax benefits. If subsequently recognized, the £3.3 million would reduce goodwill. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the statement of operations

The statute of limitations is open for the years 2003 to 2006 in the U.S. and the U.K., our major tax jurisdictions. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The U.K. has proposed changes in tax legislation that may impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%, and a reduction in the rate at which capital allowances can be claimed in a year from 25% to 20%, with both changes coming into effect on April 1, 2008. Under FAS 109, Accounting for Income Taxes, the effect of such changes on deferred tax balances are required to be recognized in the period in which the new legislation is enacted. It is expected the legislation will be enacted in the third quarter of 2007. Our deferred tax assets are fully covered by a valuation allowance, such that no impact is expected to be recorded when it is enacted. There may be an impact in a future period, to the extent a deferred tax benefit is recognized.

Note 9—Related Party Transactions

We are a wholly-owned subsidiary of Virgin Media. We charge Virgin Media and our other affiliates for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its affiliates (in millions):

	Three months ended March 31,
	2007	2006
Revenue	£—	£0.2
Operating costs	10.9	15.0
Selling, general and administrative expenses	9.6	9.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Intercompany interest is charged from/to us by Virgin Media and its affiliates based on intercompany debt balances. Intercompany interest income and expense is calculated using a weighted average interest rate of external borrowings by Virgin Media and its affiliates. The following information summarizes the amounts of intercompany interest charged from and to us by Virgin Media and its affiliates, which is included within interest income and expense in our statements of operations (in millions):

	Three months ended March 31,
	2007	2006
Interest income	£—	£3.2
Interest expense	27.0	24.0

The amounts due to Virgin Media and its affiliates included in our consolidated balance sheets as of March 31, 2007 and 2006 were as follows (in millions):

	March 31,	December 31,
	2007	2006
Due from affiliates	£658.1	£650.3
Interest payable	92.2	63.9
Long term debt	1,352.2	1,353.1

Note 10—Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

Note 11—Industry Segments

Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary business segment is our Cable segment, which consists of our television, broadband and fixed line telephone services sold on our cable network and, to a lesser extent, off our cable network. We operate a Content segment through our wholly-owned subsidiaries Virgin Media Television Limited (“Virgin Media TV’’, formerly known as Flextech Limited) and sit-up Limited (“sit-up”), which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate a Mobile segment through our wholly-owned subsidiary Virgin Mobile Limited, which consists of

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive -officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

In the three month period ended March 31, 2006, all of our operations were in the Cable segment. Segment information for the three month period ended March 31, 2007 is as follows (in millions):

	Three months ended March 31, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£769.8	£80.6	£141.0	£—	£991.4
Inter segment revenue	0.9	5.9	—	(6.8)	—
Operating costs	(300.8)	(60.1)	(83.4)	5.9	(438.4)
Selling, general and administrative expenses	(206.0)	(14.2)	(30.9)	0.9	(250.2)
Segment OCF	263.9	12.2	26.7	—	302.8
Depreciation, amortization and other charges	(287.2)	(4.1)	(21.4)	—	(312.7)
Operating (loss) income	£(23.3)	£8.1	£5.3	£—	£(9.9)

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that appear elsewhere in this document.

OVERVIEW

We are a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. We are one of the U.K.’s most popular residential broadband and pay-as-you-go mobile providers and the second largest provider in the U.K. of pay television and fixed line telephone services.

Virgin Media Television, or Virgin Media TV, and ntl:Telewest Business also operate under the Virgin Media umbrella. We provide a broad range of programming through our eleven wholly-owned channels, such as LivingTV and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

We presently manage our business through three reportable segments:

•       Cable: our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent off our network;

•       Mobile: our mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

•       Content: our content segment includes the operations of our U.K. television channels, such as LivingTV and Bravo and sit-up’s portfolio of retail television channels. Although not included in our content segment revenue, our content team also oversees our interest in the UKTV television channels, through our joint ventures with BBC Worldwide.

Our revenue by segment for the three months ended March 31, 2007 and 2006 was as follows (in millions):

	Three months ended March 31,
	2007		2006
Cable Segment
Consumer	£637.3	62.4%	£461.4	75.5%
Business	163.0	15.9	122.8	20.1
	800.3	78.3	584.2	95.6
Mobile Segment	141.0	13.8	—	—
Content Segment	80.6	7.9	27.2	4.4
	£1,021.9	100.0%	£611.4	100.0%

For further discussion of our business please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc (“Virgin Mobile”) through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

Reverse Acquisition of Telewest

On March 3, 2006, NTL merged with a subsidiary of Telewest and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created one of the U.K.’s largest providers of residential broadband and the U.K.’s leading provider of “triple-play” services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

The total purchase price of £3.5 billion included cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million.

Factors Affecting Our Business

Cable Segment

Our Cable segment residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our “quad-play” and “triple-play” customers are more profitable than “double-play” or “single-play” customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, the success of our integration efforts, capital expenditures, currency movements and seasonality.

Customer Churn.   Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

Cable ARPU.   Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from customers. We believe that our “triple-play” cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any recognition of revenue from our Mobile segment. With the acquisition of Virgin Mobile we are now able to offer “quad-play” of television, broadband, mobile and fixed line telephone services, which we believe will enhance our competitiveness and growth opportunities.

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in the market for our consumer services, including broadband and telephone services offered by British Telecom (“BT”) and resellers or local loop unbundlers, alternative internet access services like DSL, satellite television services offered by British Sky Broadcasting Group plc (“BSkyB”), digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. (“Tiscali”) and BT, and mobile telephone services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Integration.   We are presently integrating our legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, we are consolidating our billing platforms over the next twelve months. While these integration efforts are presently on track, any issues that may arise in connection with our integration could have a material negative effect on our financial performance.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between academic years.

Mobile Segment

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets from mobile operators, including O2, Vodafone, Orange, T-Mobile and 3, and from other mobile virtual network operators, including Tesco Mobile, BT Mobile and Carphone Warehouse. Many of our competitors are part of large multinational groups, have substantial advertising and marketing budgets, and have a significant retail presence. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Seasonality.   Some revenue streams and cost drivers are subject to seasonal factors. For example, in the fourth quarter of each year our customer acquisition and retention costs typically increase due to the Christmas period. Our ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas period.

Distribution.   We rely upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new customers or retain existing customers may be adversely affected.

Content Segment

Competition.   Our television programming competes with other broadcasters for advertising revenues, subscription revenues, and programming rights. sit-up competes with a large variety of retailers in the U.K. market and with other television channels for audiences.

Limited Number of Buyers.   The principal third party buyer of our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our television channels.

Access to Content.   Most of the television content on the Virgin Media TV channels is purchased from the U.S. and because there is a limited supply of content available and an increasing number of digital channels in the U.K., Virgin Media TV may experience an increase in the cost of programming.

Seasonality.   Our Content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday period. Also, sit-up generally records increased revenues and costs in the fourth quarter due to generally higher retail sales in the lead up to the Christmas holiday.

General

Currency Movements.   We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have implemented a hedging program to seek to mitigate the risk from these exposures. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Revenue

For the three months ended March 31, 2007, revenue increased by 67.1% to £1,021.9 million from £611.4 million for the three months ended March 31, 2006. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006 and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006.

Cable ARPU has increased from £40.37 for the three months ended March 31, 2006 to £42.75 for the three months ended March 31, 2007, reflecting the reverse acquisition of Telewest and the subsequent drive to encourage “triple-play” bundling and a focus on better quality customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Revenue Generating Units (RGUs) per customer increasing from 2.09 at March 31, 2006 to 2.20 at March 31, 2007 and by the percentage of our customers with “triple-play” services growing from 34.9% at March 31, 2006 to 42.9% at March 31, 2007.

Operating costs

For the three months ended March 31, 2007, operating costs, including network expenses, increased by 76.3% to £449.3 million from £254.9 million during the same period in 2006. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Operating costs as a percentage of revenue increased to 44.0% for the three months ended March 31, 2007, from 41.7% for the same period in 2006, due to the inclusion of the Telewest Content segment subsequent to the reverse acquisition of Telewest and the new Mobile segment subsequent to the acquisition of Virgin Mobile, since these segments have lower margins than our Cable segment.

Selling, general and administrative expenses

For the three months ended March 31, 2007, selling, general and administrative expenses increased by 68.8% to £266.9 million from £158.1 million for the three months ended March 31, 2006. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Selling, general and administrative expenses as a percentage of revenue remained broadly constant at 26.1% for the three months ended March 31, 2007, compared to 25.9% for the same period in 2006. In the three months ended March 31, 2007, we began the extensive marketing campaign behind our rebrand to Virgin Media which increased our marketing expenses significantly.

Other charges

Other charges of £11.6 million for the three months ended March 31, 2007 relate primarily to lease exit costs and employee termination costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

The following table summarizes our restructuring provisions (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, January 1, 2007	£—	£43.4	£43.4
Charged to expense	—	1.8	1.8
Utilized	—	(4.3)	(4.3)
Balance, March 31, 2007	£—	£40.9	£40.9
Acquisition Restructuring Provisions
Balance, January 1, 2007	£18.7	£64.7	£83.4
Charged to expense	3.3	6.5	9.8
Utilized	(12.1)	(3.4)	(15.5)
Balance, March 31, 2007	£9.9	£67.8	£77.7

Depreciation expense

For the three months ended March 31, 2007, depreciation expense increased to £232.1 million from £149.3 million for the three months ended March 31, 2006. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired, and to the acquisition of Virgin Mobile.

Amortization expense

For the three months ended March 31, 2007, amortization expense increased to £77.3 million from £36.8 million for the three months ended March 31, 2006. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest and from the acquisition of Virgin Mobile.

Interest income and other

For the three months ended March 31, 2007, interest income and other decreased to £7.0 million from £8.6 million for the three months ended March 31, 2006, primarily as a result of lower cash and cash equivalents throughout the period as compared to the same period in 2006.

Interest expense

For the three months ended March 31, 2007, interest expense increased to £118.5 million from £83.8 million for the three months ended March 31, 2006, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

We paid cash interest of £155.0 million for the three months ended March 31, 2007, and £65.5 million for the three months ended March 31, 2006. The increase in cash interest payments resulted from the additional borrowings as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in timing of interest payments.

Loss on extinguishment of debt

The loss on extinguishment of debt of £32.4 million in the three months ended March 31, 2006 related to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing for the reverse acquisition of Telewest. There was no loss on extinguishment of debt during the three months ended March 31, 2007.

Loss from derivative instruments

The loss from derivative instruments of £0.5 million in the three months ended March 31, 2007 mainly relates to unfavorable movements in the fair value of sterling interest rate swaps. The loss from derivative instruments of £9.2 million in the three months ended March 31, 2006 mainly related to the termination of derivative instruments in respect of the foreign currency tranche of the senior credit facility that was repaid upon completion of the refinancing for the reverse acquisition of Telewest.

Foreign currency gains ( losses)

The foreign currency gains of £3.3 million in the three months ended March 31, 2007 was largely comprised of gains resulting from favorable exchange rate movements, principally on dollar settlements. The foreign currency losses of £10.0 million in the three months ended March 31, 2006 largely comprised foreign exchange losses of £30.1 million as a result of the termination of forward exchange contracts partly offset by gains of £19.1 million on the repayment of the euro and U.S. dollar denominated tranches of the previous senior credit facility on completion of the refinancing for the reverse acquisition of Telewest.

Income tax expense

For the three months ended March 31, 2007, income tax expense was £3.5 million as compared with nil for the same period in 2006. The income tax expense for the three months ended March 31, 2007 was comprised of current federal taxes of £0.3 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £5.1 million and a U.K. tax benefit of £1.3 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

Net loss

For the three months ended March 31, 2007, net loss increased to £120.3 million compared with a loss of £119.9 million for the same period in 2006 due to the factors discussed above.

Net loss per share

Basic and diluted net loss per common share for the three months ended March 31, 2007 was £0.37 compared to £0.51 for the three months ended March 31, 2006. Basic and diluted net loss per share is computed using a weighted average of 324.2 million shares issued in the three months ended March 31, 2007 and a weighted average of 236.5 million shares issued for the same period in 2006. Options and warrants to purchase shares along with shares of restricted stock outstanding at March 31, 2007 are excluded from the calculation of diluted net loss per share, since the inclusion of such options, warrants and restricted stock are anti-dilutive.

Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 10 to Virgin Media’s condensed consolidated financial statements. The segment results for the three months ended March 31, 2007 included in our condensed consolidated financial statements are reported on an actual basis and include the results of Telewest and Virgin Mobile.

The results of operations of each of our Cable and Content segments for the three months ended March 31, 2006 are reported in this section on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at January 1, 2006 and combine Telewest’s historical Content and sit-up segments into the combined company’s Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed with the Securities and Exchange Commission under our Form 8-K/A on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our Cable segment if viewed on a historical basis; and (b) we did not have a Content segment prior to March 3, 2006. Comparative pro forma results of our Mobile segment have not been presented.

The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of March 31, 2007. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

The summary combined results of operations of our Cable segment were as follows (in millions):

	Three months ended March 31
	2007	2006
	(Actual)	(Pro forma)
Revenue	£800.3	£802.3
Inter segment revenue	0.9	0.5
Segment OCF	266.8	267.6
Depreciation, amortization and other charges	(295.5)	(271.2)
Operating loss	£(28.7)	£(3.6)

Revenue

Our Cable segment revenue by customer type for the three months ended March 31, 2007 and 2006 was as follows (in millions) :

	Three months ended March 31,		Increase/
	2007	2006	(Decrease)
	(Actual)	(Pro forma)
Revenue:
Consumer	£637.3	£636.7	0.1%
Business	163.0	165.6	(1.6)%
Total revenue	£800.3	£802.3	(0.2)%

Consumer:   For the three months ended March 31, 2007, revenue from residential customers increased by 0.1% to £637.3 million from pro forma revenue of £636.7 million for the three months ended March 31, 2006. This increase is driven largely by growth in the number of broadband internet subscribers together with television and telephony price rises offset by lower telephony subscribers and lower telephony usage. Cable ARPU has increased from £41.50 on a pro forma basis for the three months ended March 31, 2006 to £42.75 for the three months ended March 31, 2007. This increase reflects our drive to encourage “triple-play” bundling and a focus on better quality customers.

Business:   For the three months ended March 31, 2007, revenue from business customers decreased by 1.6% to £163.0 million from pro forma revenue of £165.6 million for the three months ended March 31, 2006. This decrease is attributable to a decline in wholesale revenue, partially offset by greater voice and other revenues.

Cable segment OCF

For the three months ended March 31, 2007, Cable segment OCF decreased slightly to £266.8 million from pro forma Cable segment OCF of £267.6 million for the three months ended March 31, 2006. Savings made in operating costs and selling, general and administrative costs since the reverse acquisition of Telewest have been offset by higher marketing and advertising costs incurred in connection with the rebrand to Virgin Media and the impact of lower business wholesale revenues in the three months ended March 31, 2007.

Summary Cable Statistics

Selected statistics for our residential cable customers, excluding customers off our cable network and Virgin Mobile customers, for the three months ended March 31, 2007 as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Opening customers	4,854,500	4,891,500	4,928,700	4,983,800	3,089,800
Data cleanse(1)	—	—	—	(36,200)	—
Adjusted opening customers	4,854,500	4,891,500	4,928,700	4,947,600	3,089,800
Increase in customers on acquisition of Telewest	—	—	—	—	1,880,400
Customer additions	184,300	213,500	229,200	192,300	167,100
Customer disconnects	(231,200)	(250,500)	(266,500)	(211,200)	(153,500)
Net customer movement	(46,900)	(37,000)	(37,300)	(18,900)	13,600
Closing customers	4,807,600	4,854,500	4,891,500	4,928,700	4,983,800
Churn(2)	1.6%	1.7%	1.8%	1.5%	1.4%
Revenue generating units(3)
Television	3,390,000	3,353,900	3,315,400	3,293,100	3,315,900
DTV (included in Television)	3,081,100	3,005,900	2,922,000	2,836,200	2,786,500
Telephone	4,050,600	4,114,000	4,178,300	4,233,000	4,268,100
Broadband	3,146,400	3,058,500	2,980,400	2,902,300	2,821,700
Total Revenue Generating Units	10,587,000	10,526,400	10,474,100	10,428,400	10,405,700
RGU/Customers	2.20x	2.17x	2.14x	2.12x	2.09x
Triple-play penetration	42.9%	40.6%	38.7%	37.1%	34.9%
Cable average revenue per user(4)	£42.75	£42.82	£42.48	£42.21	£40.37
ARPU calculation:
On-net revenues (millions)	£620.0	£626.7	£625.4	£628.4	£443.3
Average customers(5)	4,834,900	4,878,800	4,907,400	4,962,300	3,660,500

At March 31, 2007, we also provide services off our cable network to 270,500 broadband and 65,100 telephone RGUs, as compared to 260,800 broadband and 44,500 telephone RGUs at December 31, 2006.

(1)             Data cleanse activity in Q2-06 resulted in a decrease of 36,200 customers and 69,000 RGUs, a decrease of approximately 13,500 Telephone, 24,400 Broadband and 31,100 TV RGUs. Data cleanse activity in Q2-06 is a result of more closely aligning customer definitions between NTL and Telewest together with the removal of approximately 20,000 inactive backlog customers in NTL.

(2)             Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)             Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers.

(4)             The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. Cable average revenue per user for the three months ended March 31, 2006, previously disclosed as £40.92, has, due to the discovery of a calculation error, been restated to £40.37.

(5)             For the three months ended March 31, 2006, average customers has been calculated by adding the average customers who were directly connected to the NTL network and the pro rata proportion of customers directly connected to the Telewest network for the number of days subsequent to the acquisition of Telewest.

Mobile Segment

Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. Total Mobile segment revenue for the three months ended March 31, 2007 was £141.0 million, of which £136.0 million was service revenue and £5.0 million was equipment revenue. Equipment revenue is stated net of discounts earned through service usage.

Mobile segment OCF was £26.7 million for the three months ended March 31, 2007.

In the three months ended March 31, 2007, the number of customers fell by 61,300 compared to net additions of 11,100 in the three months ended December 31, 2006. Prepay customer losses of 115,500 were partially offset by net additions of 54,200 contract customers in the three months ended March 31, 2007. The growth in contract customers reflects the drive for “quad-play” packages through cross-selling with our Cable segment products. The decline in prepay customers reflects increased competition in the market.

Summary Mobile Statistics

Selected statistics for Virgin Mobile since acquisition are set forth in the table below:

	For the three months ended
	March 31,	December 31,	September 30,
	2007	2006	2006
Opening customers(1):
Prepay	4,330,700	4,390,900	—
Contract	192,100	120,800	—
	4,522,800	4,511,700	—
Increase in customers on acquisition of Virgin Mobile:
Prepay			4,292,800
Contract			96,200
			4,389,000
Net customer additions:
Prepay	(115,500)	(60,200)	98,100
Contract	54,200	71,300	24,600
	(61,300)	11,100	122,700
Closing customers:
Prepay	4,215,200	4,330,700	4,390,900
Contract	246,300	192,100	120,800
	4,461,500	4,522,800	4,511,700
Mobile average revenue per user(2)	£10.07	£10.59	£10.28
ARPU calculation:
Mobile service revenue (millions)	£136.0	£141.8	£132.5
Average customers	4,499,300	4,465,400	4,294,800

(1)          Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound event in the preceding 90 days. Contract customers are defined as active customers if they have been provisioned and have not been disconnected.

(2)          Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the periods since acquisition, divided by the average active customers for the periods since acquisition, divided by three.

Content Segment

The summary combined results of operations of our Content segment were as follows (in millions):

	Three months ended March 31
	2007	2006
	(Actual)	(Pro forma)
Revenue	£80.6	£86.5
Inter segment revenue	5.9	5.3
Segment OCF	12.2	9.4
Depreciation, amortization and other charges	(4.1)	(6.7)
Operating income	£8.1	£2.7

Revenue

For the three months ended March 31, 2007, revenue in the Content segment decreased by 6.8% to £80.6 million from pro forma revenue of £86.5 million for the three months ended March 31, 2006. This decrease is driven by reduced subscription revenue as a result of a new carriage contract with BSkyB.

Content segment OCF

For the three months ended March 31, 2007, Content segment OCF increased by 29.8% to £12.2 million from pro forma Content segment OCF of £9.4 million for the three months ended March 31, 2006. The increase in Content pro forma segment OCF is primarily due to the settlement of a long-running legal claim, which resulted in the reversal of a historic accrual. The reversal generated a non-recurring increase in Content segment OCF. The increase was partially offset by the reduction in subscription revenue from BSkyB referred to above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had £6,159.3 million of debt outstanding, compared to £6,159.1 million as of December 31, 2006, and £5,903.4 million as of March 31, 2006, and £365.1 million of cash and cash equivalents, compared to £418.5 million as of December 31, 2006 and £518.3 million as of March 31, 2006. The increase in debt since March 31, 2006 is primarily attributable to the acquisition of Virgin Mobile in July 2006. Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs.

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

Although we expect to generate positive cash flow in the future, we cannot be certain that this will be the case. We believe that our cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for our cash requirements through to at least March 31, 2008. However, our cash requirements after March 31, 2008 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the recent refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness.

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

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2007 and 2006

For the three months ended March 31, 2007, cash provided by operating activities decreased to £106.0 million from £207.3 million for the three months ended March 31, 2006. This decrease is primarily attributable to an increase in cash paid for interest. For the three months ended March 31, 2007, cash paid for interest, exclusive of amounts capitalized, increased to £155.0 million from £65.5 million during the same period in 2006. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

For the three months ended March 31, 2007, cash used in investing activities was £147.9 million compared with cash used in investing activities of £2,124.7 million for the three months ended March 31, 2006. The cash used in investing activities in the three months ended March 31, 2007 mainly represents purchases of fixed assets. The cash used in investing activities in the three months ended March 31, 2006 includes £1,999.2 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million. Purchases of fixed and intangible assets increased to £152.6 million for the three months ended March 31, 2007 from £135.3 million for the same period in 2006 primarily because of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

Cash used in financing activities for the three months ended March 31, 2007 was £10.5 million compared to cash provided by financing activities of £1,705.9 million for the three months ended March 31, 2006. The principal sources of cash provided by financing activities for the three months ended March 31, 2006 were the new £3.2 billion senior credit facilities and the £1.8 billion bridge loan offset by the repayment of our previous senior credit facilities. Cash used in financing activites for the three months ended March 31, 2007 was primarily used for principal payments on long-term debt and capital leases and dividend payments.

Long-Term Debt

Senior Credit Facility

During 2006, we entered into a new senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6½ year bullet Tranche B1 term loan facility, a £351 million 6½ year bullet Tranche B2 term loan facility, a €500 million 6½ year bullet Tranche B3 term loan facility, a $650 million 6½ year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility. The principal under Tranches A and A1 is subject to scheduled repayment every six months.

In April 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5½ year bullet Tranche B5 term loan facility and a 5½ year Tranche B6 term loan facility. We used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities.

After giving effect to the refinancing in April 2007, the principal payments are scheduled as follows (in millions):

Date	Amount
March 31, 2009	£2.5
September 30, 2009	£474.5
March 31, 2010	£526.5
September 30, 2010	£579.4
March 3, 2011	£966.0
September 3, 2012	£2,203.7
March 3, 2013	£300.0

The senior credit facility (other than for Tranche C) has the benefit of a full and unconditional senior secured guarantee from Virgin Media Finance PLC as well as first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited (“VMIH”) and of receivables arising under any intercompany loans to those subsidiaries. The senior secured guarantee of Virgin Media Finance PLC is secured by a first priority pledge of the entire capital stock of VMIH and the receivables under any intercompany loans from Virgin Media Finance PLC to VMIH. The guarantee of the Tranche C of the senior credit facility will share in the security of Virgin Media Finance PLC granted to the senior credit facility, but will receive proceeds only after the other tranches and will not benefit from guarantees or security granted by other members of the group.

The annual rate of interest payable under our senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), US LIBOR or European Intrabank Offer Rate (EURIBOR), as applicable, plus (ii) the applicable interest margin and the applicable cost of complying with any reserve requirement.

The applicable interest margin for Tranche A, A1 and the revolving facility depends upon the net leverage ratio then in effect as set forth below:

Leverage Ratio	Margin
Less than 3.00:1	1.250%
Greater than or equal to 3.00:1 but less than 3.40:1	1.375%
Greater than or equal to 3.40:1 but less than 3.80:1	1.500%
Greater than or equal to 3.80:1 but less than 4.20:1	1.625%
Greater than or equal to 4.20:1 but less than 4.50:1	1.750%
Greater than or equal to 4.50:1 but less than 4.80:1	1.875%
Greater than or equal to 4.80:1 but less than 5.00:1	2.125%
Greater than or equal to 5.00:1	2.250%

The applicable interest margins for Tranche B and Tranche C are as follows (including our new Tranche B5 and B6 term loan facilities):

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
B5	2.125%
B6	2.125%
C	2.750%

In May 2007, we expect to make a mandatory prepayment of £73.6 million under our senior credit facility as a result of excess cash flow generated in 2006.

Senior Notes

On July 25, 2006, Virgin Media Finance PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year, beginning February 15, 2007. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies in the group.

The U.S. dollar denominated 8.75% senior notes due 2014 were issued by Virgin Media Finance PLC on April 13, 2004 and have a principal amount outstanding of $425 million. The sterling denominated 9.75% senior notes due 2014 were issued by Virgin Media Finance PLC on April 13, 2004 and have a principal amount outstanding of £375 million. The euro denominated 8.75% senior notes due 2014 were issued by Virgin Media Finance PLC on April 13, 2004 and have a principal amount outstanding of €225 million. The senior notes due 2014 mature on April 15, 2014 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain of the intermediate holding companies in the group.

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

•       enter into sale and leaseback transactions or certain vendor financing arrangements;

•       create liens;

•       enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•       merge or consolidate or transfer all or substantially all of their assets; and

•       enter into transactions with affiliates.

Debt Ratings

To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. As at March 31, 2007, the corporate debt ratings and outlook assigned by the rating agencies engaged by us are as follows:

	Corporate Rating	Outlook
Moody’s Investors Service Inc.	Ba3	Stable
Standard & Poor’s	B+	Positive

Cash Dividends

On February 27, 2007, our Board of Directors approved and declared the payment of a regular quarterly cash dividend of $0.02 per share on March 20, 2007 to stockholders of record as of March 12, 2007, totaling £3.3 million. Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash  which could include investments in operations, the repayment of debt, and share repurchase programs.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the three months ending March 31, 2007 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the three months ending March 31, 2007 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

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

(b)          Changes in Internal Control Over Financial Reporting

On March 3, 2006, we completed the reverse acquisition of Telewest and on July 4, 2006, we completed the acquisition of Virgin Mobile. As a consequence of our continued integration of these acquisitions, we have made and expect to make further material changes to our internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes in the three months ended March 31, 2007 in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended March 31, 2007.

ITEM 5.                OTHER INFORMATION

As reported in our proxy statement filed with the SEC on April 13, 2007, our Compensation Committee approved the Virgin Media Inc. 2007 Bonus Scheme. The terms of the Scheme are described in our proxy statement. No individual awards have been made or communicated under the Scheme.

ITEM 6.                EXHIBITS

3.1

Second restated certificate of incorporation of Virgin Media Inc. (Incorporated by reference to Virgin Media Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007).

3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Virgin Media Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007).
10.1

Senior Facilities Agreement dated 3 March 2006 as amended and restated on 22 May 2006, 10 July 2006, 10 August 2006 and 4 April 2007, between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers).*

10.2	Compromise Agreement dated as of February 28, 2007 between Virgin Media Inc., Telewest Communications Group Limited and Neil R. Smith.*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: May 10, 2007	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: May 10, 2007	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: May 10, 2007	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: May 10, 2007	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer