Form 10-Q
period 2007-06-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2007-08-08
CIK 1270400, 1322791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of August 6, 2007, there were 326,716,877 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding, excluding shares of the registrant’s common stock issuable upon the exercise of the Series A Warrants and options and shares of restricted stock in escrow.

The Additional Registrant meets the conditions set forth in General Information H(1)(a) and (b) of Form 10-Q and is filing this report with the reduced disclosure format. See “Note Concerning VMIH” in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007
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

•       the ability to manage customer churn;

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

Note Concerning Financial Information and Currency of Financial Statements

All of the financial statements included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2007	December 31, 2006
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£277.1	£418.5
Restricted cash	5.9	6.0
Accounts receivable—trade, less allowances for doubtful accounts of £32.4 (2007) and £51.8 (2006)	447.6	461.2
Inventory	80.5	65.3
Prepaid expenses and other current assets	125.2	87.4
Total current assets	936.3	1,038.4
Fixed assets, net	5,878.2	6,026.3
Goodwill and other indefinite-lived intangible assets	2,509.1	2,516.5
Intangible assets, net	968.5	1,120.5
Equity investments	377.3	371.5
Other assets, net of accumulated amortization of £33.5 (2007) and £21.8 (2006)	211.4	170.3
Total assets	£10,880.8	£11,243.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£385.3	£379.6
Accrued expenses and other current liabilities	420.3	485.5
VAT and employee taxes payable	72.9	82.8
Restructuring liabilities	114.4	126.8
Interest payable	109.1	158.2
Deferred revenue	267.9	268.0
Current portion of long term debt	30.4	141.9
Total current liabilities	1,400.3	1,642.8
Long term debt, net of current portion	6,062.8	6,017.2
Deferred revenue and other long term liabilities	287.1	276.2
Deferred income taxes	81.7	77.2
Total liabilities	7,831.9	8,013.4
Commitments and contingent liabilities
Shareholders’ equity
Common stock—$.01 par value; authorized 1,000.0 and 1,000.0 (2007 and 2006) shares; issued 327.7 (2007) and 326.4 (2006) and outstanding 325.7 (2007) and 323.9 (2006) shares	1.8	1.8
Additional paid-in capital	4,321.7	4,303.4
Accumulated other comprehensive income	164.1	116.0
Accumulated deficit	(1,438.7)	(1,191.1)
Total shareholders’ equity	3,048.9	3,230.1
Total liabilities and shareholders’ equity	£10,880.8	£11,243.5

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	£995.0	£884.3	£2,016.9	£1,495.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	435.1	367.5	884.4	622.4
Selling, general and administrative expenses	244.6	223.5	511.5	381.6
Other charges	3.1	12.1	14.7	20.5
Depreciation	231.6	219.3	463.7	368.6
Amortization	77.6	55.6	154.9	92.4
	992.0	878.0	2,029.2	1,485.5
Operating income (loss)	3.0	6.3	(12.3)	10.2
Other income (expense)
Interest income and other, net	7.8	8.6	14.8	17.2
Interest expense	(128.1)	(135.6)	(246.6)	(219.4)
Share of income from equity investments	5.3	3.1	12.5	4.5
Foreign currency transaction gains (losses)	2.3	(94.1)	5.6	(104.1)
Loss on extinguishment of debt	(1.1)	—	(1.1)	(32.4)
(Losses) gains on derivative instruments	(1.0)	5.7	(1.5)	(3.5)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(111.8)	(206.0)	(228.6)	(327.5)
Income tax (expense) benefit	(7.2)	9.9	(10.7)	9.9
Minority interest	—	0.3	—	0.7
Cumulative effect of change in accounting principle	—	—	—	1.2
Net loss	£(119.0)	£(195.8)	£(239.3)	£(315.7)
Basic and diluted net loss per share	£(0.37)	£(0.68)	£(0.74)	£(1.20)
Dividends per share (in U.S. dollars)	$0.03	$0.01	$0.05	$0.01
Average number of shares outstanding	325.5	287.9	324.8	262.4

See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2007	2006
Net cash provided by operating activities	£224.4	£243.8
Investing activities
Purchase of fixed and intangible assets	(286.2)	(263.4)
Income from equity investments	6.2	13.6
Acquisitions, net of cash acquired	(1.0)	(2,013.7)
Other	2.1	5.1
Net cash used in investing activities	(278.9)	(2,258.4)
Financing activities
New borrowings, net of financing fees	874.5	6,665.8
Principal payments on long term debt and capital leases	(954.7)	(4,963.5)
Proceeds from employee stock option exercises	4.0	30.3
Dividends paid	(8.3)	(1.6)
Net cash (used in) provided by financing activities	(84.5)	1,731.0
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(9.9)
Decrease in cash and cash equivalents	(141.4)	(293.5)
Cash and cash equivalents, beginning of period	418.5	735.2
Cash and cash equivalents, end of period	£277.1	£441.7
Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£295.0	£219.5

See accompanying notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Virgin Media Inc. for the year ended December 31, 2006.

On March 3, 2006, Virgin Media Holdings Inc., or Virgin Media Holdings (then known as NTL Incorporated), merged with a subsidiary of Virgin Media Inc., or Virgin Media (then known as Telewest Global, Inc., or Telewest). The merger has been accounted for as a reverse acquisition in which Virgin Media Holdings is treated as the accounting acquirer, primarily because Virgin Media Holdings’ shareholders owned 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated, and subsequently to Virgin Media Inc. As a result, the historical financial statements of Virgin Media Holdings became the historical financial statements of Virgin Media Inc. as of the completion of the merger. Therefore, the results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed. The results of operations and cashflows for Virgin Mobile (as defined below) are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.4 million customers.

The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

Reverse Acquisition of Telewest

On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc. (then known as Telewest Global, Inc.) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.’s largest provider of residential broadband and the U.K.’s leading provider of “triple-play” services. In connection

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

The total purchase price of £3.5 billion included cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million. During the six months ended June 30, 2007, we reduced goodwill by £1.5 million for amendments to deferred tax liabilities that were recognized at the acquisition date.

Pro Forma Results

The following pro forma financial information for the three and six months ended June 30, 2006 presents the combined results of operations of Virgin Media Holdings, the former Telewest and Virgin Mobile businesses as if the acquisitions had occurred as of the beginning of the periods presented (in millions, except per share data). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Virgin Media that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Virgin Media.

	Three months ended June 30,		Six months ended June 30,
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Revenue	£995.0	£1,026.6	£2,016.9	£2,049.2
Operating income (loss)	3.0	(8.2)	(12.3)	3.5
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(111.8)	(234.4)	(228.6)	(379.7)
Net loss	(119.0)	(224.1)	(239.3)	(378.1)
Net loss per share	£(0.37)	£(0.62)	£(0.74)	£(1.14)

The pro forma financial information above includes the following material, non-recurring charges in the six months ended June 30, 2006: write-offs of historical deferred finance charges of £32.4 million; acquisition-related charges of £16.3 million; and other charges including restructuring charges of £21.0 million.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 3—Long Term Debt

Long term debt consists of (in millions):

	June 30,	December 31,
	2007	2006
8.75% U.S. Dollar senior notes due 2014	£211.8	£217.0
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	151.6	151.6
9.125% U.S. Dollar senior notes due 2016	274.1	280.8
Senior credit facility	4,970.2	5,024.6
Capital leases	105.3	104.4
Other	5.2	5.7
	6,093.2	6,159.1
Less: current portion	(30.4)	(141.9)
	£6,062.8	£6,017.2

The effective interest rate on the senior credit facility was 7.8% and 7.1% as at June 30, 2007 and December 31, 2006, respectively.

In April 2007, we borrowed £890 million under our senior credit facility which is repayable in 2012, and used £863 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid from 2007 to 2011. In April 2007, we also amended our senior credit facility agreement to allow for this £890 million of additional indebtedness, the relaxation of certain financial covenants and additional flexibility to pay increased levels of dividends on our common stock.

In May 2007, we made a mandatory prepayment of £73.6 million under our senior credit facility as a result of excess cash flow generated in 2006.

Note 4—Employee Benefit Plans

The components of net periodic pension cost in the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service costs	£0.6	£0.7	£1.2	£1.4
Interest costs	4.2	3.9	8.4	7.8
Expected return on plan assets	(4.8)	(4.2)	(9.6)	(8.4)
Settlements and curtailments	—	0.3	—	0.6
Net periodic benefit costs	£—	£0.7	£—	£1.4

Employer Contributions

In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will be paying an additional £3.3 million per annum for the next three years. Additionally, in June 2007, we effected a merger of our three other defined benefit plans. The merger of these plans was

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

subject to the approval of the trustees and, as a condition of trustee approval, we agreed to make a specific one-time contribution of £4.5 million. For the three and six months ended June 30, 2007, we contributed £6.5 million and £7.3 million, respectively, to our pension plans. Reflecting the changes referenced above, we anticipate contributing a total of £17.1 million to fund our pension plans in 2007.

Note 5—Other Charges Including Restructuring Charges

Other charges of £3.1 million and £12.1 million for the three months ended June 30, 2007 and 2006, respectively, and £14.7 million and £20.5 million for the six months ended June 30, 2007 and 2006, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£—	£43.4	£43.4
Charged to expense	—	3.4	3.4
Utilized	—	(6.5)	(6.5)
Balance June 30, 2007	£—	£40.3	£40.3

Acquisition Restructuring Provisions
Balance, December 31, 2006	£18.7	£64.7	£83.4
Charged to expense	7.6	3.7	11.3
Utilized	(15.8)	(4.8)	(20.6)
Balance, June 30, 2007	£10.5	£63.6	£74.1

Note 6—Stockholders’ Equity and Share Based Compensation

On February 27, 2007 and May 16, 2007, our Board of Directors approved and declared the payment of a regular quarterly cash dividend of $0.02 and $0.03 per share on March 20, 2007 and June 20, 2007, respectively, to stockholders of record as of March 12, 2007 and June 12, 2007, totaling £3.3 million and £5.0 million, respectively. Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs.

Basic and diluted net loss per share is computed by dividing the net loss for the three and six months ended June 30, 2007 and 2006 by the weighted average number of shares outstanding during the respective periods. Outstanding warrants, options to purchase shares and restricted stock totaling 40.9 million and 38.5 million shares at June 30, 2007 and 2006, respectively, are excluded from the calculation of diluted loss per share, since the inclusion of such warrants, options and shares of restricted stock is anti-dilutive. The impact of the cumulative effect of change in accounting principle did not change the earnings per share for all periods presented.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The average number of shares outstanding for the three and six months ended June 30, 2007 and 2006 is computed as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of shares outstanding at start of period	324.6	287.3	323.9	212.9
Issues of common stock	0.9	0.6	0.9	49.5
Average shares outstanding	325.5	287.9	324.8	262.4

The following table summarizes the activity of our option plans for the six months ended June 30, 2007.

	Options to purchase common stock	Weighted average exercise price
Outstanding at the beginning of the period	13,055,630	$19.31
Granted	2,459,027	$24.65
Exercised	(1,433,164)	$7.96
Forfeited, expired or cancelled	(994,311)	$26.91
Outstanding at the end of the period	13,087,182	$20.99
Exercisable at the end of the period	4,712,049	$16.34

Total share based compensation expense included in selling, general and administrative expenses in the statement of operations was £7.1 million and £13.7 million for the three months ended June 30, 2007 and 2006, respectively, and £14.2 million and £20.0 million for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes the activity of our restricted stock plans for the six months ended June 30, 2007.

Shares of Common stock
Outstanding at the beginning of the period	2,435,396
Granted	128,150
Awards vested and shares issued	(514,804)
Forfeited, expired or cancelled	(20,833)
Outstanding at the end of the period	2,027,909

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Comprehensive Loss

Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss for period	£(119.0)	£(195.8)	£(239.3)	£(315.7)
Currency translation adjustments	0.2	99.4	(0.4)	82.4
Net unrealized gains (losses) on derivatives	24.9	(6.0)	48.5	(7.2)
Comprehensive loss	£(93.9)	£(102.4)	£(191.2)	£(240.5)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2007	December 31, 2006
Foreign currency translation	£131.2	£131.6
Pension liability adjustments	(20.0)	(20.0)
Net unrealized gains on derivatives	52.9	4.4
	£164.1	£116.0

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

For the three and six months ended June 30, 2007, income tax expense was £7.2 million and £10.7 million, respectively, as compared with income tax benefits of £9.9 million and £9.9 million, respectively, for the same periods in 2006. The income tax expense for the three months ended June 30, 2007 was comprised of current federal taxes of £0.4 million, a U.S. state and local tax benefit of £nil, deferred federal tax expense of £8.6 million and a U.K. tax benefit of £1.8 million. The income tax expense for the six months ended June 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.7 million and a U.K. tax benefit of £3.1 million. In the three and six months ended June 30, 2007, we recognized income tax benefits of £4.4 million

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

and £7.4 million, respectively, that resulted in deferred tax expense with an offsetting reduction in our reorganization value. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

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

During the six months ended June 30, 2007, we recognized £53.9 million of previously unrecognized tax benefits due to a change in facts and circumstances. This had no impact on the effective tax rate due to an offsetting valuation allowance. We also recognized £0.2 million of previously unrecognized tax benefits as a result of the expiry of the applicable statute of limitations, together with £0.3 million of accrued interest thereon. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The statute of limitations is open for the years 2003 to 2006 in the U.S. and the U.K., our major tax jurisdictions.

The U.K. enacted changes in tax legislation in July 2007 that will impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%, and a reduction in the rate at which capital allowances can be claimed in a year from 25% to 20%, with both changes coming into effect on April 1, 2008. Under SFAS 109, Accounting for Income Taxes, the effect of such changes on deferred tax balances are required to be recognized in the period in which the new legislation is enacted. Our deferred tax assets are fully covered by a valuation allowance, such that no impact is expected to be recorded in the period in which it is enacted. There may be an impact in a future period, to the extent a deferred tax benefit is recognized.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Segment information for the three and six month periods ended June 30, 2007 and 2006 is as follows (in millions):

	Three months ended June 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£775.1	£73.6	£146.3	£—	£995.0
Inter segment revenue	1.0	6.1	—	(7.1)	—
Operating costs	(297.0)	(60.1)	(84.2)	6.2	(435.1)
Selling, general and administrative expenses	(196.6)	(19.5)	(29.4)	0.9	(244.6)
Segment OCF	282.5	0.1	32.7	—	315.3
Depreciation, amortization and other charges	(286.0)	(4.3)	(22.0)	—	(312.3)
Operating (loss) income	£(3.5)	£(4.2)	£10.7	£—	£3.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three months ended June 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£804.8	£79.5	£—	£—	£884.3
Inter segment revenue	0.4	5.7	—	(6.1)	—
Operating costs	(319.0)	(54.2)	—	5.7	(367.5)
Selling, general and administrative expenses	(201.7)	(22.2)	—	0.4	(223.5)
Segment OCF	284.5	8.8	—	—	293.3
Depreciation, amortization and other charges	(280.2)	(6.8)	—	—	(287.0)
Operating income	£4.3	£2.0	£—	£—	£6.3

	Six months ended June 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£1,575.4	£154.2	£287.3	£—	£2,016.9
Inter segment revenue	1.9	12.0	—	(13.9)	—
Operating costs	(608.7)	(120.2)	(167.6)	12.1	(884.4)
Selling, general and administrative expenses	(419.3)	(33.7)	(60.3)	1.8	(511.5)
Segment OCF	549.3	12.3	59.4	—	621.0
Depreciation, amortization and other charges	(581.5)	(8.4)	(43.4)	—	(633.3)
Operating (loss) income	£(32.2)	£3.9	£16.0	£—	£(12.3)

	Six months ended June 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£1,389.0	£106.7	£—	£—	£1,495.7
Inter segment revenue	0.7	7.5	—	(8.2)	—
Operating costs	(556.6)	(73.3)	—	7.5	(622.4)
Selling, general and administrative expenses	(353.2)	(29.1)	—	0.7	(381.6)
Segment OCF	479.9	11.8	—	—	491.7
Depreciation, amortization and other charges	(473.3)	(8.2)	—	—	(481.5)
Operating income	£6.6	£3.6	£—	£—	£10.2

As at June 30, 2007, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units included in our Content segment and the Virgin Mobile reporting unit and concluded that no impairment charges were necessary.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

We present the following condensed consolidated financial information as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 as required by Article 3-10(d) of Regulation S-X.

	June 30, 2007
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£2.2	£—	£21.3	£10.1	£243.5	£—	£277.1
Restricted cash	—	—	—	—	5.9	—	5.9
Other current assets	—	—	0.5	3.1	649.7	—	653.3
Total current assets	2.2	—	21.8	13.2	899.1	—	936.3
Fixed assets, net	—	—	—	—	5,878.2	—	5,878.2
Intangible assets, net	—	—	(18.3)	—	3,495.9	—	3,477.6
Investments in, and loans to, parent and subsidiary companies	3,051.5	1,210.2	595.1	5,525.1	(6,674.2)	(3,330.4)	377.3
Other assets, net	—	—	—	151.1	60.3	—	211.4
Total assets	£3,053.7	£1,210.2	£598.6	£5,689.4	£3,659.3	£(3,330.4)	£10,880.8
Current liabilities	£4.8	£29.0	£16.2	£103.6	£1,358.9	£(112.2)	£1,400.3
Long term debt	—	1,012.6	—	2,300.6	2,749.6	—	6,062.8
Other long term liabilities	—	—	0.4	138.5	229.9	—	368.8
Shareholders’ equity	3,048.9	168.6	582.0	3,146.7	(679.1)	(3,218.2)	3,048.9
Total liabilities and shareholders’ equity	£3,053.7	£1,210.2	£598.6	£5,689.4	£3,659.3	£(3,330.4)	£10,880.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	December 31, 2006
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£2.4	£—	£31.5	£0.2	£384.4	£—	£418.5
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	(1.7)	—	0.3	0.1	615.2	—	613.9
Total current assets	0.7	—	31.8	0.3	1,005.6	—	1,038.4
Fixed assets, net	0.7	—	—	—	6,025.6	—	6,026.3
Intangible assets, net	—	—	(11.0)	—	3,648.0	—	3,637.0
Investments in, and loans to, parent and subsidiary companies	3,242.3	1,411.7	774.4	5,327.2	(6,407.5)	(3,976.6)	371.5
Other assets, net	—	—	—	103.2	67.1	—	170.3
Total assets	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5
Current liabilities	£11.8	£30.1	£9.4	£97.6	£1,593.9	£(100.0)	£1,642.8
Long term debt	—	1,024.4	—	1,872.4	3,120.4	—	6,017.2
Other long term liabilities	1.8	—	8.5	124.9	218.2	—	353.4
Shareholders’ equity	3,230.1	357.2	777.3	3,335.8	(593.7)	(3,876.6)	3,230.1
Total liabilities and shareholders’ equity	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5

	Three months ended June 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£995.0	£—	£995.0
Operating costs	—	—	—	—	(435.1)	—	(435.1)
Selling, general and administrative expenses	(0.1)	—	(2.9)	—	(241.6)	—	(244.6)
Other charges	—	—	—	—	(3.1)	—	(3.1)
Depreciation and amortization	0.1	—	—	—	(309.3)	—	(309.2)
Operating loss	—	—	(2.9)	—	5.9	—	3.0
Interest income and other, net	0.1	25.1	12.5	24.3	(17.8)	(36.4)	7.8
Interest expense	—	(24.8)	(6.5)	(97.5)	(35.7)	36.4	(128.1)
Loss on extinguishment of debt	—	—	—	(0.5)	(0.6)	—	(1.1)
Share of income from equity investments	—	—	—	—	5.3	—	5.3
(Losses) gains on derivative instruments	—	—	—	—	(1.0)	—	(1.0)
Foreign currency gains	—	0.1	0.3	(4.4)	6.3	—	2.3
Income tax (expense) benefit	(0.1)	0.1	(4.7)	—	(2.5)	—	(7.2)
Income (loss) before equity in net (loss) income from subsidiaries	—	0.5	(1.3)	(78.1)	(40.1)	—	(119.0)
Equity in net (loss) income of subsidiaries	(119.0)	(115.0)	(117.7)	(37.0)	—	388.7	—
Net loss	£(119.0)	£(114.5)	£(119.0)	£(115.1)	£(40.1)	£388.7	£(119.0)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six months ended June 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,016.9	£—	£2,016.9
Operating costs	—	—	—	—	(884.4)	—	(884.4)
Selling, general and administrative expenses	(2.0)	—	(8.1)	(0.3)	(501.1)	—	(511.5)
Other charges	(0.3)	—	—	—	(14.4)	—	(14.7)
Depreciation and amortization	—	—	—	—	(618.6)	—	(618.6)
Operating (loss) income	(2.3)	—	(8.1)	(0.3)	(1.6)	—	(12.3)
Interest income and other, net	0.3	50.4	23.9	41.5	(28.2)	(73.1)	14.8
Interest expense	—	(49.9)	(12.9)	(184.5)	(72.4)	73.1	(246.6)
Loss on extinguishment of debt	—	—	—	(0.5)	(0.6)	—	(1.1)
Share of income from equity investments	—	—	—	—	12.5	—	12.5
Losses on derivative instruments	—	—	—	—	(1.5)	—	(1.5)
Foreign currency (losses) gains	—	0.1	0.4	(4.5)	9.6	—	5.6
Minority interest income	—	—	—	—	—	—	—
Income tax expense	(0.2)	—	(7.3)	—	(3.2)	—	(10.7)
(Loss) income before equity in net (loss) income from subsidiaries	(2.2)	0.6	(4.0)	(148.3)	(85.4)	—	(239.3)
Equity in net (loss) income of subsidiaries	(237.1)	(230.9)	(233.1)	(82.7)	—	783.8	—
Net loss	£(239.3)	£(230.3)	£(237.1)	£(231.0)	£(85.4)	£783.8	£(239.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Three months ended June 30, 2006
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£884.3	£—	£884.3
Operating costs	—	—	—	—	(367.5)	—	(367.5)
Selling, general and administrative expenses	(9.5)	—	(4.0)	—	(210.0)	—	(223.5)
Other charges	—	—	—	—	(12.1)	—	(12.1)
Depreciation and amortization	—	—	—	—	(274.9)	—	(274.9)
Operating loss	(9.5)	—	(4.0)	—	19.8	—	6.3
Interest income and other, net	0.1	21.4	5.3	48.2	(8.1)	(58.3)	8.6
Interest expense	—	(21.0)	(56.6)	(55.0)	(61.3)	58.3	(135.6)
Share of income from equity investments	—	—	—	—	3.1	—	3.1
Gains on derivative instruments	—	—	—	5.7	—	—	5.7
Foreign currency gains (losses)	—	2.4	(86.9)	(40.1)	30.5	—	(94.1)
Minority interest	—	—	—	—	0.3	—	0.3
Income tax benefit	—	—	8.9	—	1.0	—	9.9
(Loss) income before equity in net (loss) income from subsidiaries	(9.4)	2.8	(133.3)	(41.2)	(14.7)	—	(195.8)
Equity in net (loss) income of subsidiaries	(187.2)	(71.6)	21.9	(30.4)	—	267.3	—
Net loss	£(196.6)	£(68.8)	£(111.4)	£(71.6)	£(14.7)	£267.3	£(195.8)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six months ended June 30, 2006
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,495.7	£—	£1,495.7
Operating costs	—	—	—	—	(622.4)	—	(622.4)
Selling, general and administrative expenses	(12.6)	—	(6.5)	—	(362.5)	—	(381.6)
Other charges	—	—	—	—	(20.5)	—	(20.5)
Depreciation and amortization	—	—	—	—	(461.0)	—	(461.0)
Operating (loss) income	(12.6)	—	(6.5)	—	29.3	—	10.2
Interest income and other, net	0.1	40.9	13.3	112.9	—	(150.0)	17.2
Interest expense	—	(40.2)	(78.7)	(108.2)	(142.3)	150.0	(219.4)
Loss on extinguishment of debt	—	—	—	—	(32.4)	—	(32.4)
Share of income from equity investments	—	—	—	—	4.5	—	4.5
Losses on derivative instruments	—	—	—	(3.5)	—	—	(3.5)
Foreign currency (losses) gains	—	2.4	(103.7)	(35.5)	32.7	—	(104.1)
Minority interest income	—	—	—	—	0.7	—	0.7
Income tax benefit	—	—	8.9	—	1.0	—	9.9
(Loss) income before equity in net (loss) income from subsidiaries	(12.5)	3.1	(166.7)	(34.3)	(106.5)	—	(316.9)
Cumulative effect of change in accounting principle	—	—	—	—	1.2	—	1.2
Equity in net (loss) income of subsidiaries	(304.0)	(153.1)	(138.4)	(118.8)	—	714.3	—
Net loss	£(316.5)	£(150.0)	£(305.1)	£(153.1)	£(105.3)	£714.3	£(315.7)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six months ended June 30, 2007
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(0.5)	£—	£(3.2)	£(28.9)	£257.0	£—	£224.4
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(286.2)	—	(286.2)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Investments in, and loans to equity investments, parent and subsidiary companies	4.6	—	(4.6)	(375.1)	381.3	—	6.2
Other	—	—	—	—	2.1	—	2.1
Net cash used in investing activities	4.6	—	(4.6)	(376.1)	97.2	—	(278.9)
Financing activities:
New borrowings, net of financing fees	—	—	—	576.8	297.7	—	874.5
Principal payments on long term debt and capital leases	—	—	—	(161.9)	(792.8)	—	(954.7)
Proceeds from employee stock options	4.0	—	—	—	—	—	4.0
Dividends paid	(8.3)	—	—	—	—	—	(8.3)
Net cash used in financing activities	(4.3)	—	—	414.9	(495.1)	—	(84.5)
Effect of exchange rate changes	—	—	(2.4)	—	—	—	(2.4)
Increase (decrease) in cash and cash equivalents	(0.2)	—	(10.2)	9.9	(140.9)	—	(141.4)
Cash and cash equivalents at beginning of period	2.4	—	31.5	0.2	384.4	—	418.5
Cash and cash equivalents at end of period	£2.2	£—	£21.3	£10.1	£243.5	£—	£277.1

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six months ended June 30, 2006
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£8.6	£(2.4)	£(10.3)	£(49.7)	£297.6	£—	£243.8
Investing activities:
Purchase of fixed assets	—	—	—	—	(263.4)	—	(263.4)
Acquisitions, net of cash acquired	—	—	(2,289.0)	1,735.9	(1,460.6)	—	(2,013.7)
Telewest reorganization	—	—	(4,220.6)	(5,956.5)	3,535.9	6,641.2	—
Investments in, and loans to equity investments, parent and subsidiary companies	(35.3)	(567.6)	42.7	2,457.8	(1,884.0)	—	13.6
Other	—	—	—	—	5.1	—	5.1
Net cash provided by (used in) investing activities	(35.3)	(567.6)	(6,466.9)	(1,762.8)	(67.0)	6,641.2	(2,258.4)
Financing activities:
Proceeds from exercise of stock options	30.3	—	—	—	—	—	30.3
Proceeds from new borrowings, net of financing fees	—	570.0	1,775.1	2,633.9	1,686.8	—	6,665.8
Principal payments on long term debt and capital leases	—	—	(1,709.9)	(1,445.1)	(1,808.5)	—	(4,963.5)
Issuance of stock	—	—	4,220.6	2,420.6	—	(6,641.2)	—
Share redemption	—	—	1,800.0	(1,800.0)	—	—	—
Dividends	(1.6)	—	—	—	—	—	(1.6)
Net cash provided by (used in) financing activities	28.7	570.0	6,085.8	1,809.4	(121.7)	(6,641.2)	1,731.0
Effect of exchange rate changes	—	—	(13.0)	—	3.1	—	(9.9)
Increase (decrease) in cash and cash equivalents	2.0	—	(404.4)	(3.1)	112.0	—	(293.5)
Cash and cash equivalents at beginning of period	—	—	446.6	5.4	283.2	—	735.2
Cash and cash equivalents at end of period	£2.0	£—	£42.2	£2.3	£395.2	£—	£441.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2007	December 31, 2006
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£253.3	£384.0
Restricted cash	5.1	5.2
Accounts receivable—trade, less allowances for doubtful accounts of £30.9 (2007) and £49.4 (2006)	440.7	454.9
Inventory	80.4	65.3
Prepaid expenses and other current assets	124.9	89.2
Total current assets	904.4	998.6
Fixed assets, net	5,725.0	5,863.9
Goodwill and other indefinite-lived intangible assets	2,521.4	2,521.4
Intangible assets, net	962.3	1,110.3
Equity investments	377.3	371.5
Other assets, net of accumulated amortization of £33.5 (2007) and £21.8 (2006)	211.4	170.3
Due from parent and subsidiary companies	633.6	650.3
Total assets	£11,335.4	£11,686.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£385.0	£379.5
Accrued expenses and other current liabilities	417.3	474.8
VAT and employee taxes payable	71.1	86.2
Restructuring liabilities	113.3	124.5
Interest payable	156.3	196.5
Deferred revenue	258.3	258.0
Current portion of long term debt	30.4	141.9
Total current liabilities	1,431.7	1,661.4
Long term debt, net of current portion	6,390.1	6,345.9
Deferred revenue and other long term liabilities	285.0	266.2
Deferred income taxes	81.9	77.0
Total liabilities	8,188.7	8,350.5
Commitments and contingent liabilities
Shareholders’ equity
Common stock	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	5.8	(36.0)
Accumulated deficit	(1,230.4)	(999.5)
Total shareholders’ equity	3,146.7	3,335.8
Total liabilities and shareholders’ equity	£11,335.4	£11,686.3

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	£965.1	£495.8	£1,956.5	£953.1
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	421.6	206.5	860.0	400.5
Selling, general and administrative expenses	232.1	124.3	482.3	238.4
Other charges	2.7	11.7	13.3	19.5
Depreciation	226.1	129.8	452.8	245.8
Amortization	75.7	28.9	151.1	53.7
	958.2	501.2	1,959.5	957.9
Operating income (loss)	6.9	(5.4)	(3.0)	(4.8)
Other income (expense)
Interest income and other, net	6.8	7.4	13.4	10.6
Interest expense	(131.4)	(65.1)	(253.2)	(117.7)
Share of income from equity investments	5.3	—	12.5	—
Foreign currency transaction gains (losses)	1.9	(14.3)	5.1	(7.0)
Loss on extinguishment of debt	(1.1)	—	(1.1)	(32.4)
(Losses) gains on derivative instruments	(1.0)	5.7	(1.5)	(3.5)
Loss before income taxes, minority interest and cumulative effect of change in accounting principle	(112.6)	(71.7)	(227.8)	(154.8)
Income tax expense	(2.5)	—	(3.2)	—
Minority interest	—	0.1	—	0.5
Cumulative effect of change in accounting principle	—	—	—	1.2
Net loss	£(115.1)	£(71.6)	£(231.0)	£(153.1)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2007	2006
Net cash provided by operating activities	£216.8	£220.5
Investing activities
Purchase of fixed and intangible assets	(284.5)	(207.5)
Purchase of Telewest UK Limited from parent	—	(3,966.6)
Investments in, and loans to, parent and subsidiary companies	16.7	1,558.6
Other	0.5	2.2
Net cash (used in) provided by investing activities	(267.3)	(2,613.3)
Financing activities
New borrowings, net of financing fees	874.5	1,543.8
Principal payments on long-term debt and capital leases	(954.7)	(1,462.5)
Issuance of shares	—	2,420.6
Net cash used in financing activities	(80.2)	2,501.9
(Decrease) increase in cash and cash equivalents	(130.7)	109.1
Cash and cash equivalents, beginning of period	384.0	288.1
Cash and cash equivalents, end of period	£253.3	£397.2

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation

We are an indirect, wholly-owned subsidiary of Virgin Media Inc. (“Virgin Media”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Virgin Media Inc. for the year ended December 31, 2006.

Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.4 million customers.

The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. Virgin Media financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under its senior credit facility and cash on hand.

Reverse Acquisition of Telewest

On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc. (then known as Telewest Global, Inc.) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.’s largest provider of residential broadband and the U.K.’s leading provider of “triple-play” services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in our consolidated financial statements from June 19, 2006, the date the restructuring was completed.

Note 3—Long Term Debt

Long term debt consists of (in millions):

	June 30, 2007	December 31, 2006
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£211.8	£217.0
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	151.6	151.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	274.1	280.8
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	49.8	51.1
Senior credit facility	4,970.2	5,024.6
Other loan notes due to affiliates	277.5	277.6
Capital leases	105.3	104.4
Other	5.2	5.7
	6,420.5	6,487.8
Less: current portion	(30.4)	(141.9)
	£6,390.1	£6,345.9

The effective interest rate on the senior credit facility was 7.8% and 7.1% as at June 30, 2007 and December 31, 2006, respectively.

In April 2007, we borrowed £890 million under our senior credit facility which is repayable in 2012, and used £863 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid from 2007 to 2011. In April 2007, we also amended our senior credit facility agreement to allow for this £890 million of additional indebtedness, the relaxation of certain financial covenants and additional flexibility to pay increased levels of dividends on our common stock.

In May 2007, we made a mandatory prepayment of £73.6 million under our senior credit facility as a result of excess cash flow generated in 2006.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 4—Employee Benefit Plans

The components of net periodic pension cost in the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service costs	£0.6	£0.7	£1.2	£1.4
Interest costs	4.1	3.9	8.3	7.8
Expected return on plan assets	(4.7)	(4.2)	(9.5)	(8.3)
Settlements and curtailments	—	0.3	—	0.6
Net periodic benefit costs	£—	£0.7	£—	£1.5

Employer Contributions

In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will be paying an additional £3.3 million per annum for the next three years. Additionally, in June 2007, Virgin Media effected a merger of three other defined benefit plans including two of our plans. The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, Virgin Media agreed to make a specific one-time contribution of £4.5 million. For the three and six months ended June 30, 2007, Virgin Media contributed £6.5 million and £7.3 million, respectively, to these pension plans. Reflecting the changes referenced above, Virgin Media anticipates contributing a total of £17.1 million to fund its pension plans in 2007.

Note 5—Other Charges Including Restructuring Charges

Other charges of £2.7 million and £11.7 million for the three months ended June 30, 2007 and 2006, respectively, and £13.3 million and £19.5 million for the six months ended June 30, 2007 and 2006, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£—	£40.7	£40.7
Charged to expense	—	3.1	3.1
Utilized	—	(5.9)	(5.9)
Balance, June 30, 2007	£—	£37.9	£37.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Acquisition Restructuring Provisions
Balance, December 31, 2006	£20.4	£63.4	£83.8
Charged to expense	6.9	3.3	10.2
Utilized	(14.3)	(4.3)	(18.6)
Balance, June 30, 2007	£13.0	£62.4	£75.4

Note 6—Stockholders’ Equity

On June 19, 2006, we issued shares to Virgin Media Finance PLC for cash consideration of £2.42 billion which was utilized to effect our acquisition of Telewest UK Limited and its subsidiaries.

Stock Option Plans

We are an indirect, wholly-owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at June 30, 2007, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2006 Annual Report on Form 10-K.

Note 7—Comprehensive Loss

Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss for period	£(115.1)	£(71.6)	£(231.0)	£(153.1)
Net unrealized gains (losses) on derivatives	19.7	(6.4)	41.8	(7.2)
Comprehensive loss	£(95.4)	£(78.0)	£(189.2)	£(160.3)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2007	December 31, 2006
Pension liability adjustments	£(20.0)	£(20.0)
Net unrealized gains (losses) on derivatives	25.8	(16.0)
	£5.8	£(36.0)

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

For the three and six months ended June 30, 2007, income tax expense was £2.5 and £3.2 million, respectively, as compared with £nil for the same periods in 2006. The income tax expense for the three months ended June 30, 2007 was comprised of deferred federal tax expense of £4.3 million and a U.K. tax benefit of £1.8 million. The income tax expense for the six months ended June 30, 2007 was comprised of deferred federal tax expense of £6.3 million, and a U.K. tax benefit of £3.1 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. We adopted FIN 48 on January 1, 2007 and the adoption did not have a material effect on our consolidated financial statements. Upon the adoption of FIN 48, we had £3.3 million of unrecognized tax benefits. If subsequently recognized, the £3.3 million would reduce goodwill. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the statement of operations.

The statute of limitations is open for the years 2003 to 2006 in the U.S. and the U.K., our major tax jurisdictions. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The U.K. enacted changes in tax legislation in July 2007 that will impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%, and a reduction in the rate at which capital allowances can be claimed in a year from 25% to 20%, with both changes coming into effect on April 1, 2008. Under SFAS 109, Accounting for Income Taxes, the effect of such changes on deferred tax balances are required to be recognized in the period in which the new legislation is enacted. Our deferred tax assets are fully covered by a valuation allowance, such that no impact is expected to be recorded in the period in which it is enacted. There may be an impact in a future period, to the extent a deferred tax benefit is recognized.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 9—Transactions with Virgin Media Companies

We are a wholly-owned subsidiary of Virgin Media. We charge Virgin Media and our other affiliates for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its affiliates (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	£—	£—	£—	£—
Operating costs	13.5	13.1	24.4	25.7
Selling, general and administrative expenses	9.5	10.0	19.1	19.0

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income	£—	£1.1	£—	£4.3
Interest expense	26.7	23.3	53.7	47.4

The amounts due to Virgin Media and its affiliates included in our consolidated balance sheets as of June 30, 2007 and December 31, 2006 were as follows (in millions):

	June 30,	December 31,
	2007	2006
Due from affiliates	£633.7	£650.3
Interest payable	71.0	63.9
Long term debt	1,339.9	1,353.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment information for the three and six month periods ended June 30, 2007 and 2006 is as follows (in millions):

	Three months ended June 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£745.2	£73.6	£146.3	£—	£965.1
Inter segment revenue	1.0	6.1	—	(7.1)	—
Operating costs	(283.5)	(60.1)	(84.2)	6.2	(421.6)
Selling, general and administrative expenses	(184.1)	(19.5)	(29.4)	0.9	(232.1)
Segment OCF	278.6	0.1	32.7	—	311.4
Depreciation, amortization and other charges	(278.2)	(4.3)	(22.0)	—	(304.5)
Operating income (loss)	£0.4	£(4.2)	£10.7	£—	£6.9

	Three months ended June 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£485.3	£10.5	£—	£—	£495.8
Inter segment revenue	—	0.8	—	(0.8)	—
Operating costs	(200.2)	(7.1)	—	0.8	(206.5)
Selling, general and administrative expenses	(121.4)	(2.9)	—	—	(124.3)
Segment OCF	163.7	1.3	—	—	165.0
Depreciation, amortization and other charges	(169.5)	(0.9)	—	—	(170.4)
Operating (loss) income	£(5.8)	£0.4	£—	£—	£(5.4)

	Six months ended June 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£1,515.0	£154.2	£287.3	£—	£1,956.5
Inter segment revenue	1.9	12.0	—	(13.9)	—
Operating costs	(584.3)	(120.2)	(167.6)	12.1	(860.0)
Selling, general and administrative expenses	(390.1)	(33.7)	(60.3)	1.8	(482.3)
Segment OCF	542.5	12.3	59.4	—	614.2
Depreciation, amortization and other charges	(565.4)	(8.4)	(43.4)	—	(617.2)
Operating (loss) income	£(22.9)	£3.9	£16.0	£—	£(3.0)

	Six months ended June 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£942.6	£10.5	£—	£—	£953.1
Inter segment revenue	—	0.8	—	(0.8)	—
Operating costs	(394.2)	(7.1)	—	0.8	(400.5)
Selling, general and administrative expenses	(235.5)	(2.9)	—	—	(238.4)
Segment OCF	312.9	1.3	—	—	314.2
Depreciation, amortization and other charges	(318.1)	(0.9)	—	—	(319.0)
Operating (loss) income	£(5.2)	£0.4	£—	£—	£(4.8)

As at June 30, 2007, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units included in our Content segment and the Virgin Mobile reporting unit and concluded that no impairment charges were necessary.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that appear elsewhere in this document.

OVERVIEW

We are a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. We are the U.K.’s most popular residential broadband and pay-as-you-go mobile provider and the second largest provider in the U.K. of pay television and fixed line telephone services.

Virgin Media Television, or Virgin Media TV, and ntl:Telewest Business also operate under the Virgin Media umbrella. We provide a broad range of programming through our eleven wholly-owned channels; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

We presently manage our business through three reportable segments:

•       Cable: our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

•       Mobile: our mobile segment includes the provision of mobile telephone services under the brand name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

•       Content: our content segment includes the operations of our U.K. television channels, such as LivingTV and Bravo and sit-up’s portfolio of retail television channels. Although not included in our content segment revenue, our content team also oversees our interest in the UKTV television channels, through our joint ventures with BBC Worldwide.

Our revenue by segment for the six months ended June 30, 2007 and 2006 was as follows (in millions):

	Six months ended June 30,
	2007		2006
Cable Segment
Consumer	£1,256.6	62.3%	£1,106.1	74.0%
Business	318.8	15.8	282.9	18.9
	1,575.4	78.1	1,389.0	92.9
Mobile Segment	287.3	14.3	—	—
Content Segment	154.2	7.6	106.7	7.1
	£2,016.9	100.0%	£1,495.7	100.0%

For further discussion of our business please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.4 million customers.

The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

Reverse Acquisition of Telewest

On March 3, 2006, NTL merged with a subsidiary of Telewest and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.’s largest provider of residential broadband and the U.K.’s leading provider of “triple-play” services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

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

Cable ARPU.   Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from our residential on-net cable customers. We believe that our “triple-play” cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any recognition of revenue from our Mobile segment. With the acquisition of Virgin Mobile we are now able to offer “quad-play” of television, broadband, mobile and fixed line telephone services, which we believe will enhance our competitiveness and growth opportunities.

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom (“BT”) and resellers or local loop unbundlers such as British Sky Broadcasting Group plc (“BSkyB”) and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. (“Tiscali”) and BT, and mobile telephone services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Integration.   We are presently integrating our legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, we will be continuing with the integration of our billing platforms over the next twelve months. Any issues that may arise in connection with our integration could have a material negative effect on our financial performance.

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

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

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

Advertising Revenue.   The majority of revenue for Virgin Media TV is from advertisers. Consequently, Virgin Media TV’s revenue is directly affected by changes in the total spend on television advertising in the U.K. and the viewing levels for its channels.

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

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 2007, revenue increased by 12.5% to £995.0 million from £884.3 million for the three months ended June 30, 2006. This increase is due to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006, offset by declines in revenue in our Cable and Content segments. See further discussion of our Cable and Content segments below.

For the six months ended June 30, 2007, revenue increased by 34.8% to £2,016.9 million from £1,495.7 million for the six months ended June 30, 2006. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006 and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006.

Operating costs

For the three months ended June 30, 2007, operating costs increased by 18.4% to £435.1 million from £367.5 million during the same period in 2006. This increase is primarily attributable to the acquisition of Virgin Mobile offset by reductions in our Cable segment operating expenses as a result of lower revenues.  Operating costs as a percentage of revenue increased to 43.7% for the three months ended June 30, 2007, from 41.6% for the same period in 2006, due to the inclusion of the new Mobile segment subsequent to the acquisition of Virgin Mobile, since this segment has lower margins than our Cable segment.

For the six months ended June 30, 2007, operating costs increased by 42.1% to £884.4 million from £622.4 million during the same period in 2006. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Operating costs as a percentage of revenue increased to 43.8% for the six months ended June 30, 2007, from 41.6% for the same period in 2006, due to the inclusion of the Telewest Content segment subsequent to the reverse acquisition of Telewest and the new Mobile segment subsequent to the acquisition of Virgin Mobile, since these segments have lower margins than our Cable segment.

Selling, general and administrative expenses

For the three months ended June 30, 2007, selling, general and administrative expenses increased by 9.4% to £244.6 million from £223.5 million for the three months ended June 30, 2006. This increase is primarily attributable to the acquisition of Virgin Mobile.

For the six months ended June 30, 2007, selling, general and administrative expenses increased by 34.0% to £511.5 million from £381.6 million for the six months ended June 30, 2006. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile.

Other charges

Other charges of £3.1 million for the three months ended June 30, 2007 and £14.7 million for the six months ended June 30, 2007 relate primarily to lease exit costs and employee termination costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest. In the three months ended June 30, 2007, employee termination costs of £ 4.3 million were offset by the release of provisions for lease exit costs of £1.2 million resulting primarily from the sublease of one our vacant properties.

Depreciation expense

For the three months ended June 30, 2007, depreciation expense increased to £231.6 million from £219.3 million for the three months ended June 30, 2006. This increase is attributable to the acquisition of Virgin Mobile together with the impact of additional purchases of fixed assets.

For the six months ended June 30, 2007, depreciation expense increased to £463.7 million from £368.6 million for the six months ended June 30, 2006. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired, and to the acquisition of Virgin Mobile.

Amortization expense

For the three months ended June 30, 2007, amortization expense increased to £77.6 million from £55.6 million for the three months ended June 30, 2006. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Mobile.

For the six months ended June 30, 2007, amortization expense increased to £154.9 million from £92.4 million for the six months ended June 30, 2006. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest and from the acquisition of Virgin Mobile.

Interest income and other

For the three and six months ended June 30, 2007, interest income and other decreased to £7.8 million and £14.8 million from £8.6 million and £17.2 million for the three and six months ended June 30, 2006, respectively, primarily as a result of lower cash and cash equivalents throughout the periods as compared to the same periods in 2006.

Interest expense

For the three months ended June 30, 2007, interest expense decreased to £128.1 million from £135.6 million for the three months ended June 30, 2006, primarily as a result of the non-recurrence in 2007 of the write-off of deferred finance costs in relation to the repayment of our previous senior credit facility in connection with the reverse acquisition of Telewest in the three months ended June 30, 2006, partially offset by increased interest as a result of the additional borrowing for the acquisition of Virgin Mobile.

We paid cash interest of £140.0 million for the three months ended June 30, 2007, and £154.0 million for the three months ended June 30, 2006. The decrease in cash interest payments is due to changes in the timing of interest payments under our current debt arrangements as compared with our debt arrangements in 2006.

For the six months ended June 30, 2007, interest expense increased to £246.6 million from £219.4 million for the six months ended June 30, 2006, primarily as a result of the additional borrowing from the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

We paid cash interest of £295.0 million for the six months ended June 30, 2007, and £219.5 million for the six months ended June 30, 2006. The increase in cash interest payments resulted from the additional borrowings as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in timing of interest payments.

Foreign currency gains ( losses)

The foreign currency gains of £2.3 million in the three months ended June 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on dollar settlements. The foreign currency losses of £94.1 million in the three months ended June 30, 2006 were largely comprised of foreign exchange losses of £75.4 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain of £99.1 million that was recorded as a component of equity during the three months ended June 30, 2006.

The foreign currency gains of £5.6 million in the six months ended June 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on dollar settlements. The foreign currency losses of £104.1 million in the six months ended June 30, 2006 were largely comprised of foreign exchange losses of £75.4 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain of £120.7 million that was recorded as a component of equity during the six months ended June 30, 2006.

Income tax expense

For the three months ended June 30, 2007, income tax expense was £7.2 million as compared with income tax benefit of £9.9 million for the same period in 2006. The income tax expense for the three months ended June 30, 2007 was comprised of current federal taxes of £0.4 million, a U.S. state and local tax benefit of £nil, deferred federal tax expense of £8.6 million and a U.K. tax benefit of £1.8 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

For the six months ended June 30, 2007, income tax expense was £10.7 million as compared with income tax benefit of £9.9 million for the same period in 2006. The income tax expense for the six months ended June 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.7 million and a U.K. tax benefit of £3.1 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

Net loss

For the three months ended June 30, 2007, net loss decreased to £119.0 million compared with a loss of £195.8 million for the same period in 2006 due to the factors discussed above.

For the six months ended June 30, 2007, net loss decreased to £239.3 million compared with a loss of £315.7 million for the same period in 2006 due to the factors discussed above.

Net loss per share

Basic and diluted net loss per common share for the three months ended June 30, 2007 was £0.37 compared to £0.68 for the three months ended June 30, 2006. Basic and diluted net loss per share is computed using a weighted average of 325.5 million shares issued in the three months ended June 30, 2007 and a weighted average of 287.9 million shares issued for the same period in 2006. Options and warrants to purchase shares along with shares of restricted stock held in escrow outstanding at June 30, 2007 are excluded from the calculation of diluted net loss per share, since the inclusion of such options, warrants and restricted stock are anti-dilutive.

Basic and diluted net loss per common share for the six months ended June 30, 2007 was £0.74 compared to £1.20 for the six months ended June 30, 2006. Basic and diluted net loss per share is computed using a weighted average of 324.8 million shares issued in the six months ended June 30, 2007 and a weighted average of 262.4 million shares issued for the same period in 2006. Options and warrants to purchase shares along with shares of restricted stock held in escrow outstanding at June 30, 2007 are excluded from the calculation of diluted net loss per share, since the inclusion of such options, warrants and restricted stock are anti-dilutive.

Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 10 to Virgin Media’s condensed consolidated financial statements. The segment results for the three and six months ended June 30, 2007 included in our condensed consolidated financial statements are reported on an actual basis and include the results of Telewest and Virgin Mobile. The segment results for the three and six months ended June 30, 2006 included in our condensed consolidated financial statements are also reported on an actual basis and include the results of Telewest from March 3, 2006.

The results of operations of each of our Cable and Content segments for the six months ended June 30, 2006 are reported in this section on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at January 1, 2006 and combine Telewest’s historical Content and sit-up segments into the combined company’s Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed with the Securities and Exchange Commission under our Form 8-K/A on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our Cable segment if viewed on a historical basis; and (b) we did not have a Content segment prior to March 3, 2006. Comparative pro forma results of our Mobile segment have not been presented.

The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of June 30, 2007. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Cable Segment

The summary combined results of operations of our Cable segment for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Actual)	(Actual)	(Actual)	(Pro forma)
Revenue	£775.1	£804.8	£1,575.4	£1,607.1
Inter segment revenue	1.0	0.4	1.9	0.9
Segment OCF	282.5	284.5	549.3	552.1
Depreciation, amortization and other charges	(286.0)	(280.2)	(581.5)	(551.4)
Operating (loss) income	£(3.5)	£4.3	£(32.2)	£0.7

Revenue

Our Cable segment revenue by customer type for the three and six months ended June 30, 2007 and 2006 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Increase/	2007	2006	Increase/
	(Actual)	(Actual)	(Decrease)	(Actual)	(Pro forma)	(Decrease)
Revenue:
Consumer	£619.3	£644.7	(3.9)%	1,256.6	£1,281.4	(1.9)%
Business	155.8	160.1	(2.7)%	318.8	325.7	(2.1)%
Total revenue	£775.1	£804.8	(3.7)%	1,575.4	£1,607.1	(2.0)%

Consumer:   For the three months ended June 30, 2007, revenue from residential customers decreased by 3.9% to £619.3 million from revenue of £644.7 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, revenue from residential customers decreased by 1.9% to £1,256.6 million from pro forma revenue of £1,281.4 million for the six months ended June 30, 2006. These decreases are primarily due to declines in fixed line telephone customer numbers, reductions in telephony prices and usage along with higher price discounting to stimulate customer activity and retention. Partially offsetting these decreases have been increases in revenues from additional customers subscribing to our broadband services and selective television price increases.

Cable ARPU has decreased from £42.21 for the three months ended June 30, 2006 to £42.16 for the three months ended June 30, 2007. The decrease in Cable ARPU is due to the fall in revenue as described above. The decline has been mitigated by our focus on acquiring new bundled customers and on cross-selling to existing customers which is shown by Revenue Generating Units (RGUs) per customer increasing from 2.12 at June 30, 2006 to 2.23 at June 30, 2007 and by the percentage of our customers with “triple-play” services growing from 37.1% at June 30, 2006 to 45.2% at June 30, 2007.

Business:   For the three months ended June 30, 2007, revenue from business customers decreased by 2.7% to £155.8 million from £160.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, revenue from business customers decreased by 2.1% to £318.8 million from pro forma revenue of £325.7 million for the six months ended June 30, 2006. These decreases are attributable to declines in voice and wholesale revenues, partially offset by greater data revenues.

Cable segment OCF

For the three months ended June 30, 2007, Cable segment OCF decreased to £282.5 million from £284.5 million for the three months ended June 30, 2006. Lower consumer and business revenues have been partially offset by savings in operating costs and selling, general and administrative costs.

For the six months ended June 30, 2007, Cable segment OCF decreased to £549.3 million from pro forma Cable segment OCF of £552.1 million for the six months ended June 30, 2006. Lower consumer and business revenues have been partially offset by lower operating costs and selling, general and administrative costs. Cost savings resulting from the integration activities since the reverse acquisition of Telewest, have in turn been offset by higher marketing and advertising costs incurred in connection with the rebrand to Virgin Media in the first quarter of 2007.

Summary Cable Statistics

Selected statistics for our residential cable customers, excluding customers off our cable network and Virgin Mobile customers, for the three months ended June 30, 2007 as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Opening customers	4,807,600	4,854,500	4,891,500	4,928,700	4,983,800
Data cleanse(1)	—	—	—	—	(36,200)
Adjusted opening customers	4,807,600	4,854,500	4,891,500	4,928,700	4,947,600
Customer additions	191,900	184,300	213,500	229,200	192,300
Customer disconnects	(262,200)	(231,200)	(250,500)	(266,500)	(211,200)
Net customer movement	(70,300)	(46,900)	(37,000)	(37,300)	(18,900)
Closing customers	4,737,300	4,807,600	4,854,500	4,891,500	4,928,700
Churn(2)	1.8%	1.6%	1.7%	1.8%	1.5%
Revenue generating units(1)(3):
Television	3,396,600	3,390,000	3,353,900	3,315,400	3,293,100
DTV (included in Television)	3,125,300	3,081,100	3,005,900	2,922,000	2,836,200
Telephone	3,993,800	4,050,600	4,114,000	4,178,300	4,233,000
Broadband	3,191,900	3,146,400	3,058,500	2,980,400	2,902,300
Total Revenue Generating Units	10,582,300	10,587,000	10,526,400	10,474,100	10,428,400
RGU/Customers	2.23x	2.20x	2.17x	2.14x	2.12x
Triple-play penetration	45.2%	42.9%	40.6%	38.7%	37.1%
Cable average revenue per user(4)	£42.16	£42.75	£42.82	£42.48	£42.21
ARPU calculation:
On-net revenues (millions)	£603.1	£620.0	£626.7	£625.4	£628.4
Average customers	4,768,000	4,834,900	4,878,800	4,907,400	4,962,300

Selected statistics for our residential customers that are not connected directly through our cable network are set forth in the table below.

	For the three months ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Broadband RGUs	275,200	270,500	260,800	242,800	235,000
Telephone RGUs	75,500	65,100	44,500	43,400	47,700

(1)          Data cleanse activity in Q2-07 did not result in a change in customer numbers but did result in an increase of 4,200 RGUs comprising of an increase of approximately 4,400 Television and 100 Telephone RGUs and a decrease of approximately 300 Broadband RGUs. Data cleanse activity in Q2-06 resulted in a decrease of 36,200 customers and 69,000 RGUs, a decrease of approximately 13,500 Telephone, 24,400 Broadband and 31,100 TV RGUs. Data cleanse activity in Q2-06 is a result of more closely aligning customer definitions between NTL and Telewest together with the removal of approximately 20,000 inactive backlog customers in NTL.

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

Mobile Segment

Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. Total Mobile segment revenue for the three and six months ended June 30, 2007 was £146.3 million and £287.3 million, respectively, of which £142.3 million and £278.3 million was service revenue and £4.0 million and £9.0 million was equipment revenue, respectively.

Mobile segment OCF for the three months and six months ended June 30, 2007 was £32.7 million and £59.4 million, respectively.

In the three months ended June 30, 2007, the number of mobile customers fell by 46,500 compared to a net decrease of 61,300 in the three months ended March 31, 2007. Prepay customer losses of 99,300 were partially offset by net additions of 52,800 contract customers in the three months ended June 30, 2007. The growth in contract customers reflects the drive for “quad-play” packages through cross-selling with our Cable segment products. The decline in prepay customers reflects increased competition in the market.

Summary Mobile Statistics

Selected statistics for Virgin Mobile since acquisition are set forth in the table below:

	For the three months ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Opening customers(1):
Prepay	4,215,200	4,330,700	4,390,900	—
Contract	246,300	192,100	120,800	—
	4,461,500	4,522,800	4,511,700	—
Increase in customers on acquisition of Virgin Mobile:
Prepay				4,292,800
Contract				96,200
				4,389,000
Net customer additions:
Prepay	(99,300)	(115,500)	(60,200)	98,100
Contract	52,800	54,200	71,300	24,600
	(46,500)	(61,300)	11,100	122,700
Closing customers:
Prepay	4,115,900	4,215,200	4,330,700	4,390,900
Contract	299,100	246,300	192,100	120,800
	4,415,000	4,461,500	4,522,800	4,511,700
Mobile average revenue per user(2)	£10.70	£10.07	£10.59	£10.28
ARPU calculation:
Mobile service revenue (millions)	£142.3	£136.0	£141.8	£132.5
Average customers	4,434,700	4,499,300	4,465,400	4,294,800

(1)          Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound event in the preceding 90 days. Contract customers are defined as active customers if they have been provisioned and have not been disconnected.

(2)          Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the period, divided by the average number of active customers for the period, divided by three.

Content Segment

The summary combined results of operations of our Content segment for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Actual)	(Actual)	(Actual)	(Pro forma)
Revenue	£73.6	£79.5	£154.2	£166.0
Inter segment revenue	6.1	5.7	12.0	11.0
Segment OCF	0.1	8.8	12.3	18.2
Depreciation, amortization and other charges	(4.3)	(6.8)	(8.4)	(13.5)
Operating (loss) income	£(4.2)	£2.0	£3.9	£4.7

Revenue

For the three months ended June 30, 2007, revenue in the Content segment decreased by 7.4% to £73.6 million from £79.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, revenue decreased by 7.1% to £154.2 million from pro forma revenue of £166.0 million for the six months ended June 30, 2006. These decreases are driven by reduced subscription revenue in Virgin Media TV mainly as a result of a new carriage contract with BSkyB entered into at the end of 2006, partially offset by increased revenue from sit-up.

Content segment OCF

For the three months ended June 30, 2007, Content segment OCF decreased to £0.1 million from £8.8 million for the three months ended June 30, 2006. This decrease is mainly due to the reduction in subscription revenue referred to above and increased programming costs.

For the six months ended June 30, 2007, Content segment OCF decreased by 32.4% to £12.3 million from pro forma Content segment OCF of £18.2 million for the six months ended June 30, 2006. This decrease is mainly due to the reduction in subscription revenue referred to above and increased programming costs, partially offset by the settlement of a long running legal claim which resulted in the reversal of a historic accrual. The reversal generated a non-recurring increase in Content segment OCF.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had £6,093.2 million of debt outstanding, compared to £6,159.1 million as of December 31, 2006, and £5,837.9 million as of June 30, 2006, and £277.1 million of cash and cash equivalents, compared to £418.5 million as of December 31, 2006 and £441.7 million as of June 30, 2006. The increase in debt since June 30, 2006 is primarily attributable to the acquisition of Virgin Mobile in July 2006. Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs.

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

Although we expect to generate positive cash flow in the future, we cannot be certain that this will be the case. We believe that our cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for our cash requirements through to at least June 30, 2008. However, our cash requirements after June 30, 2008 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the recent refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness.

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

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2007 and 2006

For the six months ended June 30, 2007, cash provided by operating activities decreased to £224.4 million from £243.8 million for the six months ended June 30, 2006. This decrease is primarily attributable to an increase in cash paid for interest. For the six months ended June 30, 2007, cash paid for interest, exclusive of amounts capitalized, increased to £295.0 million from £219.5 million during the same period in 2006. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

For the six months ended June 30, 2007, cash used in investing activities was £278.9 million compared with cash used in investing activities of £2,258.4 million for the six months ended June 30, 2006. The cash used in investing activities in the six months ended June 30, 2007 mainly represents purchases of fixed assets. The cash used in investing activities in the six months ended June 30, 2006 includes £2,013.7 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million. Purchases of fixed and intangible assets increased to £286.2 million for the six months ended June 30, 2007 from £263.4 million for the same period in 2006 primarily because of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

Cash used in financing activities for the six months ended June 30, 2007 was £84.5 million compared to cash provided by financing activities of £1,731.0 million for the six months ended June 30, 2006. The principal sources of cash provided by financing activities for the six months ended June 30, 2006 were the new £3.2 billion senior credit facilities and the £1.8 billion bridge loan offset by the repayment of our previous senior credit facilities. Cash used in financing activites for the six months ended June 30, 2007 was primarily principal payments on long-term debt and capital leases of £954.7 million, partially offset by new borrowings, net of financing fees, of £874.5 million.

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

In April 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5½ year bullet Tranche B5 term loan facility and a 5½ year Tranche B6 term loan facility. We used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities. In April 2007, we also amended our senior credit facility to among other things, (i) enable us to issue this £890 million of additional indebtedness, (ii) relax certain of our financial convenants, and (iii) provide us with additional flexibility, including permitting our Board of Directors, if they so determine, to pay increased levels of dividends on our common stock.

In May 2007, we made a mandatory prepayment of £73.6 million under our senior credit facility as a result of excess cash flow generated in 2006.

After giving effect to the refinancing in April 2007 and the mandatory prepayment of £73.6 million in May 2007 referred to above, the principal payments are scheduled as follows (in millions):

Date	Amount
September 30, 2009	£403.5
March 31, 2010	£526.5
September 30, 2010	£579.4
March 3, 2011	£966.0
September 3, 2012	£2,194.8
March 3, 2013	£300.0

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

The applicable interest margins for Tranche B and Tranche C are as follows (including the Tranche B5 and B6 term loan facilities):

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
B5	2.125%
B6	2.125%
C	2.750%

Senior Notes

On July 25, 2006, Virgin Media Finance PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year, which began February 15, 2007. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies in the group.

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

Debt Ratings

To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. As at June 30, 2007, the corporate debt ratings and outlook assigned by the rating agencies engaged by us are as follows:

	Corporate Rating	Outlook
Moody’s Investors Service Inc.	Ba3	Stable
Standard & Poor’s	B+	Stable

Cash Dividends

On February 27, 2007 and May 16, 2007, our Board of Directors approved and declared the payment of a regular quarterly cash dividend of $0.02 and $0.03 per share on March 20, 2007 and June 20, 2007, to stockholders of record as of March 12, 2007 and June 12, 2007, totaling £3.3 million and £5.0 million, respectively. Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash which could include investments in operations, the repayment of debt, and share repurchase programs.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table includes aggregate information about our contractual obligations as of June 30, 2007, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	£5,987.9	£3.1	£931.1	£1,545.9	£3,507.8
Capital Lease Obligations	190.6	34.6	32.4	33.2	90.4
Operating Lease Obligations	377.1	52.1	81.9	73.0	170.1
Purchase Obligations	664.9	357.1	162.5	82.2	63.1
Interest Obligations	2,551.0	477.5	936.4	709.6	427.5
Total	£9,771.5	£924.4	£2,144.3	£2,443.9	£4,258.9
Early termination charges		£39.2	£59.3	£26.4	£—

Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

There have been no material changes in the six months ending June 30, 2007 to our commercial commitments from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the six months ending June 30, 2007 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

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

(b)   Changes in Internal Control Over Financial Reporting

On March 3, 2006, we completed the reverse acquisition of Telewest and on July 4, 2006, we completed the acquisition of Virgin Mobile. As a consequence of our continued integration of these acquisitions, we have made and expect to make further material changes to our internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:           RISK FACTORS

There have been no material changes in the six months ended June 30, 2007 in the risk factors discussed under “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors

Our annual meeting of stockholders was held on May 16, 2007. The following nominees were elected as directors, each to hold office for a period of three years, by the votes set forth below:

Nominee	For	Withheld
Jeffrey D. Benjamin	293,761,677	16,100,551
David Elstein	282,201,554	27,660,674
Gordon D. McCallum	283,063,617	26,798,611

The following directors have terms continuing after the annual meeting of stockholders: Edwin M. Banks, Stephen A. Burch, Charles K. Gallagher, William R. Huff, James F. Mooney, and George R. Zoffinger.

Appointment of Ernst & Young LLP

The appointment of Ernst & Young LLP as our independent auditor for the year ended December 31, 2007 was ratified by the votes set forth below:

For	308,338,479
Against	1,517,793
Abstained	5,956

Approval of Virgin Media 2007 Sharesave Plan

The adoption of the Virgin Media 2007 Sharesave Plan was approved by the votes set forth below:

For	226,158,367
Against	46,480,107
Abstained	55,937
Broker Non-Votes	37,167,817

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
10.1

Senior Facilities Agreement dated March 3, 2006 as amended and restated on May 22, 2006, July 10, 2006, August 10, 2006 and April 4, 2007, between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers) (Incorporated by reference to Virgin Media Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007).

10.2	Form of Incentive Stock Option Notice (Incorporated by reference to Virgin Media Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007).
10.3	Form of Non-qualified Stock Option Notice (Incorporated by reference to Virgin Media Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007).
10.4	Form of Restricted Stock Unit Agreement (Incorporated by reference to Virgin Media Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007).
10.5	Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (previously filed).*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: August 8, 2007	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: August 8, 2007	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: August 8, 2007	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: August 8, 2007	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer