Form 10-Q
period 2007-09-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2007-11-08
CIK 1270400, 1322791

Use these links to rapidly review the document
VIRGIN MEDIA INC. FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2007 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50886

VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	59-3778247 (I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863 New York, New York (Address of principal executive offices)	10022 (Zip code)
(212) 906-8440 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒ No ☐

        As of November 6, 2007, there were 327,393,660 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding shares of the registrant's common stock issuable upon the exercise of the Series A Warrants and options and shares of restricted stock in escrow.

        The Additional Registrant meets the conditions set forth in General Information H(1)(a) and (b) of Form 10-Q and is filing this report with the reduced disclosure format. See "Note Concerning VMIH" in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

INDEX

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

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

        These and other factors are discussed in more detail under Item 1A. "Risk Factors" and elsewhere in our Form 10-K filed with the SEC on March 1, 2007. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Corporate Name Changes

        We entered into a license agreement with Virgin Enterprises Limited under which we are licensed to use certain Virgin trademarks within the United Kingdom and the Republic of Ireland. As a result, in February 2007, we rebranded our consumer business and a large part of our content business to

"Virgin Media". We also changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the corporate names of certain of our subsidiaries, including:

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
  NTL Communications Limited to Virgin Media Communications Limited; and

  •
  NTL Holdings Inc. to Virgin Media Holdings Inc.

        For the purposes of this quarterly report on Form 10-Q, the new names will be used where applicable. In this quarterly report, unless we have indicated otherwise, or the context otherwise requires, references to:

  •
  "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to Virgin Media Inc. and its subsidiaries (which include Telewest Global, Inc., or Telewest, and its subsidiaries and Virgin Mobile and its subsidiaries);

  •
  "NTL" refers to NTL Incorporated and its subsidiaries as they existed prior to the name change to Virgin Media Inc., and prior to the merger with Telewest, refers to the company now known as Virgin Media Holdings Inc. (which was formerly known as NTL Incorporated before the merger); and

  •
  "Telewest" refers to Telewest Global, Inc. and its subsidiaries as they existed prior to the merger with NTL in March 2006.

Note Concerning VMIH

        This quarterly report on Form 10-Q (excepting financial statements responsive to Part I, Item 1) covers both Virgin Media Inc. and Virgin Media Investment Holdings Limited ("VMIH"), an English company with an address at 160 Great Portland Street, London, W1W 5QA, United Kingdom, that is a wholly-owned subsidiary of Virgin Media Finance PLC and a wholly-owned indirect subsidiary of Virgin Media Inc. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH's guarantee of these notes is not deemed to be unconditional.

        VMIH carries on the same business as Virgin Media Inc., and is the principal borrower under Virgin Media Inc.'s senior credit facility. In this quarterly report, unless the context otherwise requires, the terms "Virgin Media," "the "Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc., including VMIH and its subsidiaries. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media Inc.

Note Concerning Financial Information and Currency of Financial Statements

        All of the financial statements included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2007	December 31, 2006
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£364.0	£418.5
Restricted cash	5.9	6.0
Accounts receivable—trade, less allowances for doubtful accounts of £21.9 (2007) and £51.8 (2006)	452.0	461.2
Inventory	95.9	65.3
Prepaid expenses and other current assets	120.3	87.4

Total current assets	1,038.1	1,038.4
Fixed assets, net	5,780.3	6,026.3
Goodwill and other indefinite-lived intangible assets	2,508.2	2,516.5
Intangible assets, net	892.4	1,120.5
Equity investments	372.2	371.5
Other assets, net of accumulated amortization of £39.2 (2007) and £21.8 (2006)	175.7	170.3

Total assets	£10,766.9	£11,243.5

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£368.3	£379.6
Accrued expenses and other current liabilities	403.0	485.5
VAT and employee taxes payable	79.8	82.8
Restructuring liabilities	93.6	126.8
Interest payable	148.8	158.2
Deferred revenue	261.5	268.0
Current portion of long term debt	28.7	141.9

Total current liabilities	1,383.7	1,642.8
Long term debt, net of current portion	6,071.1	6,017.2
Deferred revenue and other long term liabilities	270.3	276.2
Deferred income taxes	82.1	77.2

Total liabilities	7,807.2	8,013.4

Commitments and contingent liabilities
Shareholders' equity
Common stock—$.01 par value; authorized 1,000.0 (2007) and 1,000.0 (2006) shares; issued 328.4 (2007) and 326.4 (2006) and outstanding 327.0 (2007) and 323.9 (2006) shares	1.8	1.8
Additional paid-in capital	4,328.9	4,303.4
Accumulated other comprehensive income	135.2	116.0
Accumulated deficit	(1,506.2)	(1,191.1)

Total shareholders' equity	2,959.7	3,230.1

Total liabilities and shareholders' equity	£10,766.9	£11,243.5

Note:    The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	£1,006.2	£1,024.9	£3,023.1	£2,520.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(454.0)	(440.0)	(1,338.4)	(1,062.4)
Selling, general and administrative expenses	(210.7)	(267.1)	(722.2)	(648.7)
Other income (charges)	8.9	(30.9)	(5.8)	(51.4)
Depreciation	(225.7)	(222.6)	(689.4)	(591.2)
Amortization	(78.0)	(73.9)	(232.9)	(166.3)

	(959.5)	(1,034.5)	(2,988.7)	(2,520.0)

Operating income (loss)	46.7	(9.6)	34.4	0.6
Other income (expense)
Interest income and other, net	10.8	7.1	25.6	24.3
Interest expense	(127.9)	(113.2)	(374.5)	(332.6)
Share of income from equity investments	6.0	3.9	18.5	8.4
Foreign currency transaction gains (losses)	2.2	6.3	7.8	(97.8)
Loss on extinguishment of debt	—	(0.5)	(1.1)	(32.9)
Gains (losses) on derivative instruments	0.8	1.6	(0.7)	(1.9)

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(61.4)	(104.4)	(290.0)	(431.9)
Income tax benefit (expense)	0.4	0.9	(10.3)	10.8
Minority interest	—	(0.7)	—	—
Cumulative effect of change in accounting principle	—	—	—	1.2

Loss from continuing operations	(61.0)	(104.2)	(300.3)	(419.9)

Discontinued operations
Gain on disposal of assets	—	8.1	—	8.1

Income from discontinued operations	—	8.1	—	8.1

Net loss	£(61.0)	£(96.1)	£(300.3)	£(411.8)

Basic and diluted loss from continuing operations per share	£(0.19)	£(0.32)	£(0.92)	£(1.49)

Basic and diluted income from discontinued operations per share	£—	£0.02	£—	£0.03

Basic and diluted net loss per share	£(0.19)	£(0.30)	£(0.92)	£(1.46)

Dividends per share (in U.S. dollars)	$0.04	$0.02	$0.09	$0.03

Average number of shares outstanding	326.4	322.0	325.4	282.5

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2007	2006
Net cash provided by operating activities	£448.1	£512.2
Investing activities
Purchase of fixed and intangible assets	(424.0)	(397.0)
Income from equity investments	14.5	7.3
Acquisitions, net of cash acquired	(1.0)	(2,447.7)
Other	6.4	6.0

Net cash used in investing activities	(404.1)	(2,831.4)

Financing activities
New borrowings, net of financing fees	874.5	8,923.9
Principal payments on long term debt and capital leases	(966.8)	(7,064.7)
Proceeds from employee stock option exercises	11.4	35.2
Dividends paid	(14.8)	(5.1)

Net cash (used in) provided by financing activities	(95.7)	1,889.3

Effect of exchange rate changes on cash and cash equivalents	(2.8)	(3.1)
Decrease in cash and cash equivalents	(54.5)	(433.0)
Cash and cash equivalents, beginning of period	418.5	735.2

Cash and cash equivalents, end of period	£364.0	£302.2

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£380.8	£267.8

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Virgin Media Inc. for the year ended December 31, 2006.

        On March 3, 2006, Virgin Media Holdings Inc., or Virgin Media Holdings (then known as NTL Incorporated), merged with a subsidiary of Virgin Media Inc., or Virgin Media (then known as Telewest Global, Inc., or Telewest). The merger has been accounted for as a reverse acquisition in which Virgin Media Holdings is treated as the accounting acquirer, primarily because Virgin Media Holdings' shareholders owned 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated, and subsequently to Virgin Media Inc. As a result, the historical financial statements of Virgin Media Holdings became the historical financial statements of Virgin Media Inc. as of the completion of the merger. Therefore, the results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed. The results of operations and cashflows for Virgin Mobile (as defined below) are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions and Disposals

Acquisition of Virgin Mobile

        On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the U.K., with approximately 4.4 million customers.

        The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

Reverse Acquisition of Telewest

        On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc. (then known as Telewest Global, Inc.) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.'s largest provider of residential broadband and the U.K.'s leading provider of "triple-play" services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

        The total purchase price of £3.5 billion included cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million. During the nine months ended September 30, 2007, we reduced goodwill by £6.8 million for amendments to deferred tax liabilities that were recognized at the acquisition date and by £1.4 million as a result of the disposal of our international content rights syndication operations.

Pro Forma Results

        The following pro forma financial information for the three and nine months ended September 30, 2006 presents the combined results of operations of Virgin Media Holdings, the former Telewest and Virgin Mobile businesses as if the acquisitions had occurred as of the beginning of the periods presented (in millions, except per share data). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Virgin Media that would have been reported had the acquisitions been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Virgin Media.

	Three months ended September 30,		Nine months ended September 30,
	2007 Actual	2006 Pro forma	2007 Actual	2006 Pro forma
Revenue	£1,006.2	£1,031.3	£3,023.1	£3,080.6

Operating income (loss)	46.7	(9.0)	34.4	(5.5)

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(61.4)	(103.7)	(290.0)	(483.4)

Loss from continuing operations	(61.0)	(103.5)	(300.3)	(481.6)

Discontinued operations:
Income from discontinued operations	—	8.1	—	8.1

Net loss	£(61.0)	£(95.4)	£(300.3)	£(473.5)

Loss from continuing operations per share	£(0.19)	£(0.32)	£(0.92)	£(1.49)

Net loss per share	£(0.19)	£(0.29)	£(0.92)	£(1.46)

        The pro forma financial information above includes the following material, non-recurring charges in the nine months ended September 30, 2006: write-offs of historical deferred finance charges of £32.9 million; acquisition-related charges of £16.3 million; and other charges including restructuring charges of £51.9 million.

Disposal of Ireland operations

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

Note 3—Long Term Debt

        Long term debt consists of (in millions):

	September 30, 2007	December 31, 2006
8.75% U.S. Dollar senior notes due 2014	£208.4	£217.0
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	156.9	151.6
9.125% U.S. Dollar senior notes due 2016	269.8	280.8
Senior credit facility	4,976.8	5,024.6
Capital leases	107.9	104.4
Other	5.0	5.7

	6,099.8	6,159.1
Less: current portion	(28.7)	(141.9)

	£6,071.1	£6,017.2

        The effective interest rate on the senior credit facility was 7.6% and 7.1% as at September 30, 2007 and December 31, 2006, respectively.

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

        In May 2007, we made a mandatory prepayment of £73.6 million on our senior credit facility as a result of cash flow generated in 2006 that was in excess of levels prescribed in the senior credit facility agreement.

Note 4—Employee Benefit Plans

        The components of net periodic pension cost in the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service costs	£0.6	£0.7	£1.8	£2.1
Interest costs	4.2	3.9	12.6	11.7
Expected return on plan assets	(4.8)	(4.2)	(14.4)	(12.6)
Settlements and curtailments	—	0.3	—	0.9

Net periodic benefit costs	£—	£0.7	£—	£2.1

Employer Contributions

        In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will be paying an additional £3.3 million per annum for the next three years. Additionally, in June 2007, we effected a merger of our three other defined benefit plans. The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, we agreed to make a specific one-time contribution of £4.5 million. For the three and nine months ended September 30, 2007, we contributed £6.0 million and £13.3 million, respectively, to our pension plans. Reflecting the changes referenced above and current regular contributions, we anticipate contributing a total of £17.3 million to fund our pension plans in 2007.

Note 5—Other Income (Charges) Including Restructuring Charges

        Other income for the three months ended September 30, 2007 of £8.9 million related primarily to a revision in our lease exit costs resulting from new sublease agreements offset by employee termination costs. Other charges for the three months ended September 30, 2006 were £30.9 million relating primarily to lease exit and employee termination costs. Other charges of £5.8 million and £51.4 million for the nine months ended September 30, 2007 and 2006, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        The following tables summarize our historical restructuring provisions and the restructuring provision resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£—	£43.4	£43.4
Charged to expense	—	(5.4)	(5.4)
Utilized	—	(7.0)	(7.0)

Balance September 30, 2007	£—	£31.0	£31.0

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£18.7	£64.7	£83.4
Charged to expense	13.5	(2.3)	11.2
Utilized	(26.7)	(5.3)	(32.0)

Balance, September 30, 2007	£5.5	£57.1	£62.6

Note 6—Stockholders' Equity and Share Based Compensation

        We commenced the payment of regular quarterly dividends in June 2006. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2006:
May 18, 2006	$0.01	June 12, 2006	June 20, 2006	£1.6
August 28, 2006	0.02	September 12, 2006	September 20, 2006	3.5
November 28, 2006	0.02	December 12, 2006	December 20, 2006	3.4
Nine months ended September 30, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5

        Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs.

        Basic and diluted net loss per share is computed by dividing the net loss for the three and nine months ended September 30, 2007 and 2006 by the weighted average number of shares outstanding during the respective periods. Outstanding warrants, options to purchase shares and restricted stock totaling 38.5 million and 39.8 million shares at September 30, 2007 and 2006, respectively, are excluded from the calculation of diluted loss per share, since the inclusion of such warrants, options and shares of restricted stock is anti-dilutive. The impact of the cumulative effect of change in accounting principle did not change the earnings per share for all periods presented.

        The average number of shares outstanding for the three and nine months ended September 30, 2007 and 2006 is computed as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Number of shares outstanding at start of period	325.7	288.3	323.9	212.9
Issues of common stock	0.7	33.7	1.5	69.6

Average shares outstanding	326.4	322.0	325.4	282.5

        The following table summarizes the activity of our option plans for the nine months ended September 30, 2007.

	Options to purchase common stock	Weighted average exercise price
Outstanding at the beginning of the period	13,055,630	$19.31
Granted	3,137,782	24.97
Exercised	(2,683,745)	10.70
Forfeited, expired or cancelled	(2,194,220)	25.26

Outstanding at the end of the period	11,315,447	$21.89

Exercisable at the end of the period	4,293,439	$17.47

        Total share based compensation expense included in selling, general and administrative expenses in the statement of operations was £(0.2) million and £7.3 million for the three months ended September 30, 2007 and 2006, respectively, and £14.1 million and £27.3 million for the nine months ended September 30, 2007 and 2006, respectively.

        The following table summarizes the activity of our restricted stock plans for the nine months ended September 30, 2007.

Shares of Common stock
Outstanding at the beginning of the period	2,435,396
Granted	128,150
Awards vested and shares issued	(628,554)
Forfeited, expired or cancelled	(532,083)

Outstanding at the end of the period	1,402,909

Note 7—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss for period	£(61.0)	£(96.1)	£(300.3)	£(411.8)
Currency translation adjustments	(0.4)	10.9	(0.8)	93.3
Net unrealized (losses) gains on derivatives	(28.5)	(5.0)	20.0	(12.2)

Comprehensive loss	£(89.9)	£(90.2)	£(281.1)	£(330.7)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2007	December 31, 2006
Foreign currency translation	£130.8	£131.6
Pension liability adjustments	(20.0)	(20.0)
Net unrealized gains on derivatives	24.4	4.4

	£135.2	£116.0

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

        For the three and nine months ended September 30, 2007, there was an income tax benefit of £0.4 million and an income tax expense of £10.3 million, respectively, as compared with income tax benefits of £0.9 million and £10.8 million, respectively, for the same periods in 2006. The income tax benefit for the three months ended September 30, 2007 was comprised of current federal taxes of £nil, a U.S. state and local tax benefit of £nil, a deferred federal tax benefit of £0.3 million and a U.K. tax benefit of £0.1 million. The income tax expense for the nine months ended September 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.4 million and a U.K. tax benefit of £3.2 million. In the three and nine months ended September 30, 2007, we recognized an income tax expense of £0.6 million and an income tax benefit of £6.8 million, respectively, that resulted in deferred tax expense with an offsetting reduction in our reorganization value. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. We adopted FIN 48 on January 1, 2007. The adoption did not have a material effect on our consolidated financial statements. Upon the adoption of FIN 48, we had £70.9 million of unrecognized tax benefits. If subsequently recognized, £66.5 million would not impact the effective tax rate due to an offsetting valuation allowance. Of the remainder, £1.1 million would decrease income tax expense and £3.3 million would reduce goodwill. In addition, we had accrued £0.6 million for interest. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statement of operations.

        During the nine months ended September 30, 2007, we recognized £54.1 million of previously unrecognized tax benefits due to a change in facts and circumstances. This had no impact on the effective tax rate due to an offsetting valuation allowance. We also recognized £0.2 million of previously unrecognized tax benefits as a result of the expiry of the applicable statute of limitations, together with £0.3 million of accrued interest thereon. At September 30, 2007, we had £16.0 million of unrecognized tax benefits and £0.4 million of accrued interest thereon. The amount of unrecognized tax benefits and accrued interest that, if recognized, would impact the effective tax rate is £0.8 million and £0.1 million, respectively. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

        The statute of limitations is open for the years 2004 to 2006 in the U.S. and 2003 to 2006 in the U.K., our principal tax jurisdictions.

        The U.K. enacted changes in tax legislation in July 2007 that will impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%, and a reduction in the rate at which capital allowances can be claimed in a year from 25% to 20%, with both changes coming into effect on April 1, 2008. Under FAS 109 the effect of such changes on deferred tax balances are required to be recognized in the period in which the new legislation is enacted. Our deferred tax assets are fully covered by a valuation allowance, such that there is no impact to be recorded in the three and nine months ended September 30, 2007. There may be an effect in a future period, to the extent a deferred tax benefit is recognized.

Note 9—Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

Note 10—Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers, broadband and fixed line telephone services to consumers, businesses and public sector organizations sold on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly-owned subsidiaries Virgin Media Television Limited ("Virgin Media TV", formerly known as Flextech Limited) and sit-up Limited ("sit-up"), which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly-owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the condensed consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

        Segment information for the three and nine month periods ended September 30, 2007 and 2006 is as follows (in millions):

	Three months ended September 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£767.7	£79.8	£158.7	£—	£1,006.2
Inter segment revenue	0.8	6.2	—	(7.0)	—
Operating costs	(296.1)	(61.9)	(102.2)	6.2	(454.0)
Selling, general and administrative expenses	(168.9)	(17.6)	(25.0)	0.8	(210.7)

Segment OCF	303.5	6.5	31.5	—	341.5
Depreciation, amortization and other charges	(268.7)	(4.1)	(22.0)	—	(294.8)

Operating income	£34.8	£2.4	£9.5	£—	£46.7

	Three months ended September 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£805.1	£79.4	£140.4	£—	£1,024.9
Inter segment revenue	0.9	5.9	—	(6.8)	—
Operating costs	(295.5)	(56.2)	(94.2)	5.9	(440.0)
Selling, general and administrative expenses	(214.2)	(23.6)	(30.2)	0.9	(267.1)

Segment OCF	296.3	5.5	16.0	—	317.8
Depreciation, amortization and other charges	(306.9)	(0.2)	(20.3)	—	(327.4)

Operating (loss) income	£(10.6)	£5.3	£(4.3)	£—	£(9.6)

	Nine months ended September 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,343.1	£234.0	£446.0	£—	£3,023.1
Inter segment revenue	2.7	18.2	—	(20.9)	—
Operating costs	(904.8)	(182.1)	(269.8)	18.3	(1,338.4)
Selling, general and administrative expenses	(588.2)	(51.3)	(85.3)	2.6	(722.2)

Segment OCF	852.8	18.8	90.9	—	962.5
Depreciation, amortization and other charges	(850.2)	(12.5)	(65.4)	—	(928.1)

Operating income	£2.6	£6.3	£25.5	£—	£34.4

	Nine months ended September 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,194.1	£186.1	£140.4	£—	£2,520.6
Inter segment revenue	1.6	13.4	—	(15.0)	—
Operating costs	(852.0)	(129.6)	(94.2)	13.4	(1,062.4)
Selling, general and administrative expenses	(567.5)	(52.6)	(30.2)	1.6	(648.7)

Segment OCF	776.2	17.3	16.0	—	809.5
Depreciation, amortization and other charges	(780.2)	(8.4)	(20.3)	—	(808.9)

Operating (loss) income	£(4.0)	£8.9	£(4.3)	£—	£0.6

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

        We present the following condensed consolidated financial information as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 as required by Article 3-10(d) of Regulation S-X.

	September 30, 2007
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£1.9	£—	£21.2	£8.4	£332.5	£—	£364.0
Restricted cash	—	—	—	—	5.9	—	5.9
Other current assets	—	—	1.3	3.7	663.2	—	668.2

Total current assets	1.9	—	22.5	12.1	1,001.6	—	1,038.1
Fixed assets, net	—	—	—	—	5,780.3	—	5,780.3
Intangible assets, net	—	—	(17.7)	—	3,418.3	—	3,400.6
Investments in, and loans to, parent and subsidiary companies	2,961.7	1,149.9	526.7	5,517.7	(6,620.5)	(3,163.3)	372.2
Other assets, net	—	—	—	119.7	56.0	—	175.7

Total assets	£2,963.6	£1,149.9	£531.5	£5,649.5	£3,635.7	£(3,163.3)	£10,766.9

Current liabilities	£3.9	£39.0	£11.0	£122.6	£1,339.2	£(132.0)	£1,383.7
Long term debt	—	1,010.1	—	2,312.3	2,748.7	—	6,071.1
Other long term liabilities	—	—	0.3	136.1	216.0	—	352.4
Shareholders' equity	2,959.7	100.8	520.2	3,078.5	(668.2)	(3,031.3)	2,959.7

Total liabilities and shareholders' equity	£2,963.6	£1,149.9	£531.5	£5,649.5	£3,635.7	£(3,163.3)	£10,766.9

	December 31, 2006
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£2.4	£—	£31.5	£0.2	£384.4	£—	£418.5
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	(1.7)	—	0.3	0.1	615.2	—	613.9

Total current assets	0.7	—	31.8	0.3	1,005.6	—	1,038.4
Fixed assets, net	0.7	—	—	—	6,025.6	—	6,026.3
Intangible assets, net	—	—	(11.0)	—	3,648.0	—	3,637.0
Investments in, and loans to, parent and subsidiary companies	3,242.3	1,411.7	774.4	5,327.2	(6,407.5)	(3,976.6)	371.5
Other assets, net	—	—	—	103.2	67.1	—	170.3

Total assets	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5

Current liabilities	£11.8	£30.1	£9.4	£97.6	£1,593.9	£(100.0)	£1,642.8
Long term debt	—	1,024.4	—	1,872.4	3,120.4	—	6,017.2
Other long term liabilities	1.8	—	8.5	124.9	218.2	—	353.4
Shareholders' equity	3,230.1	357.2	777.3	3,335.8	(593.7)	(3,876.6)	3,230.1

Total liabilities and shareholders' equity	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5

	Three months ended September 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,006.2	£—	£1,006.2
Operating costs	—	—	—	—	(454.0)	—	(454.0)
Selling, general and administrative expenses	(1.2)	—	(1.3)	0.3	(208.5)	—	(210.7)
Other income	—	—	—	—	8.9	—	8.9
Depreciation and amortization	—	—	—	—	(303.7)	—	(303.7)

Operating income (loss)	(1.2)	—	(1.3)	0.3	48.9	—	46.7
Interest income and other, net	0.2	24.9	11.7	25.5	(14.5)	(37.0)	10.8
Interest expense	—	(24.8)	(6.6)	(96.4)	(37.1)	37.0	(127.9)
Share of income from equity investments	—	—	—	—	6.0	—	6.0
Gains (losses) on derivative instruments	—	—	—	(1.0)	1.8	—	0.8
Foreign currency gains (losses)	—	—	0.5	(4.3)	6.0	—	2.2
Income tax benefit (expense)	—	—	0.6	—	(0.2)	—	0.4

(Loss) income before equity in net (loss) income from subsidiaries	(1.0)	0.1	4.9	(75.9)	10.9	—	(61.0)
Equity in net (loss) income of subsidiaries	(60.0)	(66.7)	(65.2)	9.2	—	182.7	—

Net (loss) income	£(61.0)	£(66.6)	£(60.3)	£(66.7)	£10.9	£182.7	£(61.0)

	Nine months ended September 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,023.1	£—	£3,023.1
Operating costs	—	—	—	—	(1,338.4)	—	(1,338.4)
Selling, general and administrative expenses	(3.2)	—	(9.4)	—	(709.6)	—	(722.2)
Other charges	(0.3)	—	—	—	(5.5)	—	(5.8)
Depreciation and amortization	—	—	—	—	(922.3)	—	(922.3)

Operating income (loss)	(3.5)	—	(9.4)	—	47.3	—	34.4
Interest income and other, net	0.5	75.3	35.6	67.0	(42.7)	(110.1)	25.6
Interest expense	—	(74.7)	(19.5)	(280.9)	(109.5)	110.1	(374.5)
Loss on extinguishment of debt	—	—	—	(0.5)	(0.6)	—	(1.1)
Share of income from equity investments	—	—	—	—	18.5	—	18.5
(Losses) gains on derivative instruments	—	—	—	(1.0)	0.3	—	(0.7)
Foreign currency gains (losses)	—	0.1	0.9	(8.8)	15.6	—	7.8
Income tax expense	(0.2)	—	(6.7)	—	(3.4)	—	(10.3)

(Loss) income before equity in net (loss) income from subsidiaries	(3.2)	0.7	0.9	(224.2)	(74.5)	—	(300.3)
Equity in net (loss) income of subsidiaries	(297.1)	(297.6)	(298.3)	(73.5)	—	966.5	—

Net loss	£(300.3)	£(296.9)	£(297.4)	£(297.7)	£(74.5)	£966.5	£(300.3)

	Three months ended September 30, 2006
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,024.9	£—	£1,024.9
Operating costs	—	—	—	—	(440.0)	—	(440.0)
Selling, general and administrative expenses	(5.9)	—	(3.2)	—	(258.0)	—	(267.1)
Other charges	—	—	—	—	(30.9)	—	(30.9)
Depreciation and amortization	—	—	—	—	(296.5)	—	(296.5)

Operating loss	(5.9)	—	(3.2)	—	(0.5)	—	(9.6)
Interest income and other, net	0.3	28.7	10.3	37.3	—	(69.5)	7.1
Interest expense	—	(28.4)	(1.9)	(86.3)	(66.1)	69.5	(113.2)
Share of income from equity investments	—	—	—	—	3.9	—	3.9
Loss on extinguishment of debt	—	—	—	(0.4)	(0.1)	—	(0.5)
Gain on derivative instruments	—	—	—	1.6	—	—	1.6
Foreign currency gains (losses)	—	(8.1)	2.0	35.5	(23.1)	—	6.3
Minority interest	—	—	—	—	(0.7)	—	(0.7)
Income tax benefit	—	—	0.3	—	0.6	—	0.9

(Loss) income from continuing operations	(5.6)	(7.8)	7.5	(12.3)	(86.0)	—	(104.2)

Income from discontinued operations	—	—	8.1	—	—	—	8.1
Equity in net (loss) income of subsidiaries	(90.5)	(87.7)	(97.0)	(75.4)	—	350.6	—

Net loss	£(96.1)	£(95.5)	£(81.4)	£(87.7)	£(86.0)	£350.6	£(96.1)

	Nine months ended September 30, 2006
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,520.6	£—	£2,520.6
Operating costs	—	—	—	—	(1,062.4)	—	(1,062.4)
Selling, general and administrative expenses	(18.5)	—	(9.7)	—	(620.5)	—	(648.7)
Other charges	—	—	—	—	(51.4)	—	(51.4)
Depreciation and amortization	—	—	—	—	(757.5)	—	(757.5)

Operating income (loss)	(18.5)	—	(9.7)	—	28.8	—	0.6
Interest income and other, net	0.3	69.4	23.6	150.2	—	(219.2)	24.3
Interest expense	—	(68.4)	(80.6)	(194.6)	(208.2)	219.2	(332.6)
Loss on extinguishment of debt	—	—	—	(0.4)	(32.5)	—	(32.9)
Share of income from equity investments	—	—	—	—	8.4	—	8.4
Losses on derivative instruments	—	—	—	(1.9)	—	—	(1.9)
Foreign currency (losses) gains	—	(5.7)	(101.7)	—	9.6	—	(97.8)
Cumulative effect of change in accounting principle	—	—	—	—	1.2	—	1.2
Income tax benefit	—	—	9.2	—	1.6	—	10.8

Loss from continuing operations	(18.2)	(4.7)	(159.2)	(46.7)	(191.1)	—	(419.9)

Income from discontinued operations	—	—	8.1	—	—	—	8.1
Equity in net (loss) income of subsidiaries	(393.6)	(240.8)	(234.7)	(194.1)	—	1,063.2	—

Net loss	£(411.8)	£(245.5)	£(385.8)	£(240.8)	£(191.1)	£1,063.2	£(411.8)

	Nine months ended September 30, 2007
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(7.7)	£—	£1.4	£(9.7)	£464.1	£—	£448.1
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(424.0)	—	(424.0)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Investments in, and loans to equity investments, parent and subsidiary companies	10.6	—	(8.9)	(396.0)	408.8	—	14.5
Other	—	—	—	—	6.4	—	6.4

Net cash (used in) provided by investing activities	10.6	—	(8.9)	(397.0)	(8.8)	—	(404.1)

Financing activities:
New borrowings, net of financing fees	—	—	—	576.8	297.7	—	874.5
Principal payments on long term debt and capital leases	—	—	—	(161.9)	(804.9)	—	(966.8)
Proceeds from employee stock options	11.4	—	—	—	—	—	11.4
Dividends paid	(14.8)	—	—	—	—	—	(14.8)

Net cash (used in) provided by financing activities	(3.4)	—	—	414.9	(507.2)	—	(95.7)

Effect of exchange rate changes	—	—	(2.8)	—	—	—	(2.8)
(Decrease) increase in cash and cash equivalents	(0.5)	—	(10.3)	8.2	(51.9)	—	(54.5)
Cash and cash equivalents at beginning of period	2.4	—	31.5	0.2	384.4	—	418.5

Cash and cash equivalents at end of period	£1.9	£—	£21.2	£8.4	£332.5	£—	£364.0

	Nine months ended September 30, 2006
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(14.4)	£(9.3)	£13.7	£(22.2)	£544.4	£—	£512.2
Investing activities:
Purchase of fixed assets	—	—	—	—	(397.0)	—	(397.0)
Acquisitions, net of cash acquired	—	—	(2,447.7)	—	—	—	(2,447.7)
Telewest reorganization	—	—	(2,420.6)	(4,220.6)	2,420.6	4,220.6	—
Investments in, and loans to equity investments, parent and subsidiary companies	(13.5)	(294.7)	(1,640.1)	2,288.1	(2,753.1)	2,420.6	7.3
Other	—	—	—	—	6.0	—	6.0

Net cash used in investing activities	(13.5)	(294.7)	(6,508.4)	(1,932.5)	(723.5)	6,641.2	(2,831.4)

Financing activities:
Proceeds from exercise of stock options	35.2	—	—	—	—	—	35.2
Proceeds from new borrowings, net of financing fees	—	871.2	1,775.1	4,590.7	1,686.9	—	8,923.9
Principal payments on long term debt and capital leases	—	(567.2)	(1,709.0)	(2,709.2)	(2,079.3)	—	(7,064.7)
Issuance of stock	—	—	4,220.6	2,420.6	—	(6,641.2)	—
Share redemption	—	—	1,800.0	(2,350.8)	550.8	—	—
Dividends	(5.1)	—	—	—	—	—	(5.1)

Net cash provided by financing activities	30.1	304.0	6,086.7	1,951.3	158.4	(6,641.2)	1,889.3

Effect of exchange rate changes	—	—	(3.1)	—	—	—	(3.1)
(Decrease) increase in cash and cash equivalents	2.2	—	(411.1)	(3.4)	(20.7)	—	(433.0)
Cash and cash equivalents at beginning of period	—	—	446.6	5.4	283.2	—	735.2

Cash and cash equivalents at end of period	£2.2	£—	£35.5	£2.0	£262.5	£—	£302.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2007	December 31, 2006
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£340.9	£384.0
Restricted cash	5.2	5.2
Accounts receivable—trade, less allowances for doubtful accounts of £19.3 (2007) and £49.4 (2006)	447.5	454.9
Inventory	95.9	65.3
Prepaid expenses and other current assets	119.3	89.2

Total current assets	1,008.8	998.6
Fixed assets, net	5,630.3	5,863.9
Goodwill and other indefinite-lived intangible assets	2,520.0	2,521.4
Intangible assets, net	888.1	1,110.3
Equity investments	372.2	371.5
Other assets, net of accumulated amortization of £39.2 (2007) and £21.8 (2006)	175.8	170.3
Due from parent and subsidiary companies	658.8	650.3

Total assets	£11,254.0	£11,686.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£368.5	£379.5
Accrued expenses and other current liabilities	397.3	474.8
VAT and employee taxes payable	73.3	86.2
Restructuring liabilities	94.5	124.5
Interest payable	210.3	196.5
Deferred revenue	252.1	258.0
Current portion of long term debt	28.7	141.9

Total current liabilities	1,424.7	1,661.4
Long term debt, net of current portion	6,400.2	6,345.9
Deferred revenue and other long term liabilities	268.3	266.2
Deferred income taxes	82.3	77.0

Total liabilities	8,175.5	8,350.5

Commitments and contingent liabilities
Shareholders' equity
Common stock	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	4.4	(36.0)
Accumulated deficit	(1,297.2)	(999.5)

Total shareholders' equity	3,078.5	3,335.8

Total liabilities and shareholders' equity	£11,254.0	£11,686.3

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	£978.2	£993.9	£2,934.7	£1,947.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(443.2)	(427.9)	(1,303.2)	(828.4)
Selling, general and administrative expenses	(200.8)	(249.1)	(683.1)	(487.5)
Other income (charges)	8.0	(28.2)	(5.3)	(47.7)
Depreciation	(220.2)	(217.2)	(673.0)	(463.0)
Amortization	(75.9)	(72.0)	(227.0)	(125.7)

	(932.1)	(994.4)	(2,891.6)	(1,952.3)

Operating income (loss)	46.1	(0.5)	43.1	(5.3)
Other income (expense)
Interest income and other, net	10.5	3.9	23.9	14.5
Interest expense	(131.7)	(117.7)	(384.9)	(235.4)
Share of income from equity investments	6.0	—	18.5	—
Foreign currency transaction gains	1.8	12.4	6.9	5.4
Loss on extinguishment of debt	—	(0.5)	(1.1)	(32.9)
Gains (losses) on derivative instruments	0.8	5.6	(0.7)	2.1

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(66.5)	(96.8)	(294.3)	(251.6)
Income tax (expense) benefit	(0.2)	1.6	(3.4)	1.6
Minority interest	—	(0.6)	—	(0.1)
Cumulative effect of change in accounting principle	—	—	—	1.2

Loss from continuing operations	(66.7)	(95.8)	(297.7)	(248.9)

Discontinued operations
Gain on disposal of assets	—	8.1	—	8.1

Income from discontinued operations	—	8.1	—	8.1

Net loss	£(66.7)	£(87.7)	£(297.7)	£(240.8)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2007	2006
Net cash provided by operating activities	£438.5	£568.4
Investing activities
Purchase of fixed and intangible assets	(418.6)	(345.1)
Purchase of Telewest UK Limited from parent	—	(3,966.7)
Purchase of Virgin Mobile	(1.0)	(423.5)
Investments in, and loans to, parent and subsidiary companies	24.5	1,208.9
Other	5.8	3.1

Net cash used in investing activities	(389.3)	(3,523.3)

Financing activities
New borrowings, net of financing fees	874.5	3,505.4
Principal payments on long term debt and capital leases	(966.8)	(2,996.5)
Issuance of shares	—	2,420.6

Net cash (used in) provided by financing activities	(92.3)	2,929.5

Decrease in cash and cash equivalents	(43.1)	(25.4)
Cash and cash equivalents, beginning of period	384.0	288.1

Cash and cash equivalents, end of period	£340.9	£262.7

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        Virgin Media Investment Holdings Limited ("VMIH") is an indirect, wholly-owned subsidiary of Virgin Media Inc. ("Virgin Media").

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Virgin Media Inc. for the year ended December 31, 2006.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Acquisitions

Acquisition of Virgin Mobile

        On July 4, 2006, Virgin Media and VMIH acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the U.K., with approximately 4.4 million customers.

        The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. Virgin Media financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under its senior credit facility and cash on hand.

Reverse Acquisition of Telewest

        On March 3, 2006, Virgin Media Holdings Inc. (then known as NTL Incorporated) merged with a subsidiary of Virgin Media Inc. (then known as Telewest Global, Inc.) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.'s largest provider of residential broadband and the U.K.'s leading provider of "triple-play" services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

        On June 19, 2006, in connection with our integration with Telewest UK Limited, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with our existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly-owned subsidiary. We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of APB 16, Business Combinations, in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in our consolidated financial statements from June 19, 2006, the date the restructuring was completed. During the nine months ended September 30, 2007, we reduced goodwill by £6.8 million for amendments to deferred tax liabilities that were recognized at the acquisition date and by £1.4 million as a result of the disposal of our international content rights syndication operations.

Disposal of Ireland operations

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

Note 3—Long Term Debt

        Long term debt consists of (in millions):

	September 30, 2007	December 31, 2006
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£208.4	£217.0
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	156.9	151.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	269.8	280.8
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	49.0	51.1
Senior credit facility	4,976.8	5,024.6
Other loan notes due to affiliates	280.1	277.6
Capital leases	107.9	104.4
Other	5.0	5.7

	6,428.9	6,487.8
Less: current portion	(28.7)	(141.9)

	£6,400.2	£6,345.9

        The effective interest rate on the senior credit facility was 7.6% and 7.1% as at September 30, 2007 and December 31, 2006, respectively.

        In April 2007, we borrowed £890 million under our senior credit facility which is repayable in 2012, and used £863 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid from 2007 to 2011. In April 2007, we also amended our senior credit facility agreement to allow for this £890 million of additional indebtedness, the relaxation of certain financial covenants and additional flexibility to pay increased levels of dividends on Virgin Media's common stock.

        In May 2007, we made a mandatory prepayment of £73.6 million on our senior credit facility as a result of cash flow generated in 2006 that was in excess of levels prescribed in the senior credit facility agreement.

Note 4—Employee Benefit Plans

        The components of net periodic pension cost in the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service costs	£0.6	£0.7	£1.8	£2.1
Interest costs	4.2	3.9	12.5	11.7
Expected return on plan assets	(4.8)	(4.2)	(14.3)	(12.5)
Settlements and curtailments	—	0.3	—	0.9

Net periodic benefit costs	£—	£0.7	£—	£2.2

Employer Contributions

        In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will be paying an additional £3.3 million per annum for the next three years. Additionally, in June 2007, Virgin Media effected a merger of three other defined benefit plans including two of our plans. The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, Virgin Media agreed to make a specific one-time contribution of £4.5 million. For the three and nine months ended September 30, 2007, Virgin Media contributed £6.0 million and £13.3 million, respectively, to these pension plans. Reflecting the changes referenced above and Virgin Media's current regular contributions, Virgin Media anticipates contributing a total of £17.3 million to fund its pension plans in 2007.

Note 5—Other Income (Charges) Including Restructuring Charges

        Other income for the three months ended September 30, 2007 was £8.0 million relating primarily to a revision in our lease exit costs resulting from new sublease agreements offset by employee termination costs. Other charges for the three months ended September 30, 2006 were £28.2 million relating primarily to lease exit and employee termination costs. Other charges of £5.3 million and £47.7 million for the nine months ended September 30, 2007 and 2006, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        The following tables summarize our historical restructuring provisions and the restructuring provisions resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£—	£40.7	£40.7
Charged to expense	—	(4.9)	(4.9)
Utilized	—	(6.3)	(6.3)

Balance, September 30, 2007	£—	£29.5	£29.5

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2006	£20.4	£63.4	£83.8
Charged to expense	12.3	(2.1)	10.2
Utilized	(24.2)	(4.8)	(29.0)

Balance, September 30, 2007	£8.5	£56.5	£65.0

Note 6—Stockholders' Equity

        On June 19, 2006, we issued shares to Virgin Media Finance PLC for cash consideration of £2.42 billion which was utilized to effect our acquisition of Telewest UK Limited and its subsidiaries.

Stock Option Plans

        We are an indirect, wholly-owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at September 30, 2007, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2006 Annual Report on Form 10-K.

Note 7—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss for period	£(66.7)	£(87.7)	£(297.7)	£(240.8)
Net unrealized (losses) gains on derivatives	(1.4)	(12.4)	40.4	(20.4)

Comprehensive loss	£(68.1)	£(100.1)	£(257.3)	£(261.2)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2007	December 31, 2006
Pension liability adjustments	£(20.0)	£(20.0)
Net unrealized gains (losses) on derivatives	24.4	(16.0)

	£4.4	£(36.0)

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

        For the three and nine months ended September 30, 2007, income tax expense was £0.2 million and £3.4 million respectively, as compared with a benefit of £1.6 million for the same periods in 2006. The income tax expense for the three months ended September 30, 2007 was comprised of deferred federal tax expense of £0.3 million, and a U.K. tax benefit of £0.1 million. The income tax expense for the nine months ended September 30, 2007 was comprised of deferred federal tax expense of £6.6 million, and a U.K. tax benefit of £3.2 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. We adopted FIN 48 on January 1, 2007 and the adoption did not have a material effect on our consolidated financial statements. Upon the adoption of FIN 48, we had £3.3 million of unrecognized tax benefits. If subsequently recognized, the £3.3 million would reduce goodwill. At September 30, 2007, we had £3.0 million of unrecognized tax benefits and £0.3 million of accrued interest thereon. None of the unrecognized tax benefits or accrued interest, if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the statement of operations. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

        The statute of limitations is open for the years 2004 to 2006 in the U.S. and 2003 to 2006 in the U.K., our principal tax jurisdictions.

        The U.K. enacted changes in tax legislation in July 2007 that will impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%, and a reduction in the rate at which capital allowances can be claimed in a year from 25% to 20%, with both changes coming into effect on April 1, 2008. Under FAS 109 the effect of such changes on deferred tax balances are required to be recognized in the period in which the new legislation is enacted. Our deferred tax assets are fully covered by a valuation allowance, such that there is no impact to be recorded in the three and nine months ended September 30, 2007. There may be an effect in a future period, to the extent a deferred tax benefit is recognized.

Note 9—Transactions with Virgin Media Companies

        We are a wholly-owned subsidiary of Virgin Media. We charge Virgin Media and our other affiliates for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its affiliates (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	£—	£—	£—	£—
Operating costs	10.9	12.0	35.3	37.7
Selling, general and administrative expenses	7.4	9.0	26.5	28.0

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

        Intercompany interest is charged by and to us by affiliates based on intercompany debt balances with Virgin Media. Intercompany interest income and expense is calculated using a weighted average interest rate of external borrowings by Virgin Media and its affiliates. The following information summarizes the amounts of intercompany interest charged by and to us, which is included within interest income and expense in our statements of operations (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income	£—	£(2.7)	£—	£1.6
Interest expense	27.1	26.9	80.8	74.3

        The amounts due from and to Virgin Media and its affiliates included in our consolidated balance sheets as of September 30, 2007 and December 31, 2006 were as follows (in millions):

	September 30, 2007	December 31, 2006
Due from affiliates	£658.8	£650.3
Interest payable	96.3	63.9
Long term debt	1,339.2	1,353.1

Note 10—Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

Note 11—Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of our television programming to consumers, broadband and fixed line telephone services to consumers, businesses and public sector organizations sold on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly-owned subsidiaries Virgin Media Television Limited ("Virgin Media TV", formerly known as Flextech Limited) and sit-up Limited ("sit-up"), which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly-owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under SFAS 131, Disclosures about Segments of an Enterprise and Related Information.Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the condensed consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

        Segment information for the three and nine month periods ended September 30, 2007 and 2006 is as follows (in millions):

	Three months ended September 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£739.7	£79.8	£158.7	£—	£978.2
Inter segment revenue	0.8	6.2	—	(7.0)	—
Operating costs	(285.3)	(61.9)	(102.2)	6.2	(443.2)
Selling, general and administrative expenses	(159.0)	(17.6)	(25.0)	0.8	(200.8)

Segment OCF	296.2	6.5	31.5	—	334.2
Depreciation, amortization and other charges	(262.0)	(4.1)	(22.0)	—	(288.1)

Operating income	£34.2	£2.4	£9.5	£—	£46.1

	Three months ended September 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£774.1	£79.4	£140.4	£—	£993.9
Inter segment revenue	0.9	5.9	—	(6.8)	—
Operating costs	(283.4)	(56.2)	(94.2)	5.9	(427.9)
Selling, general and administrative expenses	(196.2)	(23.6)	(30.2)	0.9	(249.1)

Segment OCF	295.4	5.5	16.0	—	316.9
Depreciation, amortization and other charges	(296.9)	(0.2)	(20.3)	—	(317.4)

Operating (loss) income	£(1.5)	£5.3	£(4.3)	£—	£(0.5)

	Nine months ended September 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,254.7	£234.0	£446.0	£—	£2,934.7
Inter segment revenue	2.7	18.2	—	(20.9)	—
Operating costs	(869.6)	(182.1)	(269.8)	18.3	(1,303.2)
Selling, general and administrative expenses	(549.1)	(51.3)	(85.3)	2.6	(683.1)

Segment OCF	838.7	18.8	90.9	—	948.4
Depreciation, amortization and other charges	(827.4)	(12.5)	(65.4)	—	(905.3)

Operating income	£11.3	£6.3	£25.5	£—	£43.1

	Nine months ended September 30, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£1,716.7	£89.9	£140.4	£—	£1,947.0
Inter segment revenue	0.9	6.7	—	(7.6)	—
Operating costs	(677.6)	(63.3)	(94.2)	6.7	(828.4)
Selling, general and administrative expenses	(431.7)	(26.5)	(30.2)	0.9	(487.5)

Segment OCF	608.3	6.8	16.0	—	631.1
Depreciation, amortization and other charges	(615.0)	(1.1)	(20.3)	—	(636.4)

Operating (loss) income	£(6.7)	£5.7	£(4.3)	£—	£(5.3)

        As at June 30, 2007, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units included in our Content segment and the Virgin Mobile reporting unit and concluded that no impairment charges were necessary.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that appear elsewhere in this document.

OVERVIEW

        We are a leading U.K. entertainment and communications business providing the first "quad-play" offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. By number of customers, we are the U.K.'s largest residential broadband and pay-as-you-go mobile provider and the second largest provider in the U.K. of pay television and fixed line telephone services.

        Virgin Media Television, or Virgin Media TV, and ntl:Telewest Business also operate under the Virgin Media umbrella. Virgin Media TV provides a broad range of programming through its twelve wholly-owned channels; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        We presently manage our business through three reportable segments:

  •
  Cable: our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile: our mobile segment includes the provision of mobile telephone services under the brand name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

  •
  Content: our content segment includes the operations of our U.K. television channels, such as Virgin 1, which was launched on October 1, 2007, as well as LivingTV and Bravo and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content team also oversees our interest in the UKTV television channels, through our joint ventures with BBC Worldwide.

        Our revenue by segment for the nine months ended September 30, 2007 and 2006 was as follows (in millions):

	Nine months ended September 30,
	2007		2006
Cable Segment
Consumer	£1,864.3	61.7%	£1,748.9	69.3%
Business	478.8	15.8	445.2	17.7

	2,343.1	77.5	2,194.1	87.0
Mobile Segment	446.0	14.8	140.4	5.6
Content Segment	234.0	7.7	186.1	7.4

	£3,023.1	100.0%	£2,520.6	100.0%

        For further discussion of our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

Acquisitions

Acquisition of Virgin Mobile

        On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the U.K., with approximately 4.4 million customers.

        The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

Reverse Acquisition of Telewest

        On March 3, 2006, NTL merged with a subsidiary of Telewest and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.'s largest provider of residential broadband and the U.K.'s leading provider of "triple-play" services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

        The total purchase price of £3.5 billion included cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million.

Factors Affecting Our Business

Cable Segment

        Our Cable segment residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "quad-play" and "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, the success of our integration efforts, capital expenditures, currency movements and seasonality.

        Customer Churn.    Customer churn is a measure of the number of customers who stop subscribing to our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

        Cable ARPU.    Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from our residential on-net cable customers. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and enhances our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any recognition of revenue from our Mobile segment. With the acquisition of Virgin Mobile, we are now able to offer "quad-play" of television, broadband, mobile and fixed line telephone services, which we believe will enhance our competitiveness and growth opportunities.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom ("BT") and resellers or local loop unbundlers such as British Sky Broadcasting Group plc ("BSkyB") and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. ("Tiscali") and BT, and mobile telephone services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

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

        Limited Number of Buyers.    The principal third party buyer of our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our television channels. We are currently litigating with BSkyB concerning the terms of carriage of our channels.

        Advertising Revenue.    The majority of revenue for Virgin Media TV is from advertisers. Consequently, Virgin Media TV's revenue is directly affected by changes in the total spend on television advertising in the U.K. and the viewing levels for its channels.

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

        Integration.    We are presently integrating our legacy NTL business with Telewest and Virgin Mobile. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the businesses. For example, we will be completing the final stages of the integration of our cable billing platforms over the next nine months. Any issues that may arise in connection with our integration could have a material negative effect on our financial performance.

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

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

        For the three months ended September 30, 2007, revenue decreased by 1.8% to £1,006.2 million from £1,024.9 million for the three months ended September 30, 2006. This decrease is due to a decline in revenue in our Cable segment partially offset by an increase in revenue in our Mobile segment. See further discussion of our Cable and Mobile segments below.

        For the nine months ended September 30, 2007, revenue increased by 19.9% to £3,023.1 million from £2,520.6 million for the nine months ended September 30, 2006. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006 and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006.

Operating costs

        For the three months ended September 30, 2007, operating costs increased by 3.2% to £454.0 million from £440.0 million during the same period in 2006. This increase is primarily attributable to increases in the operating costs in our Content segment along with the inclusion of a full quarter of Virgin Mobile's operating costs for the three months ended September 30, 2007 compared with the inclusion of its operating costs from July 4, 2006 in the corresponding period in the prior year. Operating costs as a percentage of revenue increased to 45.1% for the three months ended September 30, 2007, from 42.9% for the same period in 2006, due to lower gross margins in our Cable segment due primarily to lower consumer revenues and lower gross margin in our Content segment due to lower subscription revenues partially offset by an increased gross margin in our Mobile segment.

        For the nine months ended September 30, 2007, operating costs increased by 26.0% to £1,338.4 million from £1,062.4 million during the same period in 2006. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Operating costs as a percentage of revenue increased to 44.3% for the nine months ended September 30, 2007, from 42.1% for the same period in 2006, due to lower gross margins in our Cable segment together with the full impact in 2007 of the inclusion of the Telewest Content segment subsequent to the reverse acquisition of Telewest and the new Mobile segment subsequent to the acquisition of Virgin Mobile, since these segments have lower gross margins than our Cable segment.

Selling, general and administrative expenses

        For the three months ended September 30, 2007, selling, general and administrative expenses decreased by 21.1% to £210.7 million from £267.1 million for the three months ended September 30, 2006. This decrease is primarily attributable to a reduction in our employee expenses as a result of our integration activities together with a reduction of £10.4 million resulting from a review of our expected company bonus scheme payments during the quarter; a reduction of £7.5 million in our share-based compensation expense resulting primarily from stock and option forfeitures; and a reduction of £12.3 million in our bad debt expense due to operational improvements in our billing and collections resulting from the integration of our systems and processes.

        For the nine months ended September 30, 2007, selling, general and administrative expenses increased by 11.3% to £722.2 million from £648.7 million for the nine months ended September 30, 2006. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile partially offset by the reductions in costs recognized in the three months ended September 30, 2007 discussed above.

Other income (charges)

        Other income for the three months ended September 30, 2007 was £8.9 million and other charges for the nine months ended September 30, 2007 were £5.8 million. Other income (charges) relate primarily to lease exit costs and employee termination costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest. Other income (charges) for the three and nine months ended September 30, 2007 included a reduction in the lease exit provisions totaling £17.1 million, primarily due to the successful sublease of one of our larger vacant properties.

Depreciation expense

        For the three months ended September 30, 2007, depreciation expense increased to £225.7 million from £222.6 million for the three months ended September 30, 2006. This increase is attributable to the additional purchases of fixed assets.

        For the nine months ended September 30, 2007, depreciation expense increased to £689.4 million from £591.2 million for the nine months ended September 30, 2006. This increase is primarily attributable to the reverse acquisition of Telewest and additional purchases of fixed assets.

Amortization expense

        For the three months ended September 30, 2007, amortization expense increased to £78.0 million from £73.9 million for the three months ended September 30, 2006. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Mobile.

        For the nine months ended September 30, 2007, amortization expense increased to £232.9 million from £166.3 million for the nine months ended September 30, 2006. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest and from the acquisition of Virgin Mobile.

Interest income and other

        For the three months ended September 30, 2007, interest income and other increased to £10.8 million from £7.1 million for the three months ended September 30, 2006 primarily as a result of a gain from the sale of our international content rights syndication operations. For the nine months ended September 30, 2007, interest income and other increased to £25.6 million from £24.3 million for the nine months ended September 30, 2006.

Interest expense

        For the three months ended September 30, 2007, interest expense increased to £127.9 million from £113.2 million for the three months ended September 30, 2006. This increase is primarily the result of increases in interest rates on the variable portion of our debt.

        We paid cash interest of £85.8 million for the three months ended September 30, 2007, and £48.3 million for the three months ended September 30, 2006. The increase in cash interest payments is due to changes in the timing of interest payments under our current debt arrangements as compared with our debt arrangements in 2006.

        For the nine months ended September 30, 2007, interest expense increased to £374.5 million from £332.6 million for the nine months ended September 30, 2006, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        We paid cash interest of £380.8 million for the nine months ended September 30, 2007, and £267.8 million for the nine months ended September 30, 2006. The increase in cash interest payments resulted from the additional borrowings as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in timing of interest payments.

Foreign currency gains (losses)

        The foreign currency gains of £2.2 million in the three months ended September 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on U.S. dollar settlements. The foreign currency gain of £6.3 million in the three months ended September 30, 2006 was largely comprised of foreign exchange gains of £8.5 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility offset by losses of £5.8 million relating to the repayment of the alternative bridge facility.

        The foreign currency gains of £7.8 million in the nine months ended September 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on U.S. dollar settlements. The foreign currency losses of £97.8 million in the nine months ended September 30, 2006 were largely comprised of foreign exchange losses of £70.8 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment amount of the U.S. dollar denominated bridge facility. The repayment of approximately $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain of £120.7 million that was recorded as a component of equity during the nine months ended September 30, 2006.

Income tax expense

        For the three and nine months ended September 30, 2007, there was an income tax benefit of £0.4 million and an income tax expense of £10.3 million, respectively, as compared with income tax benefits of £0.9 million and £10.8 million, respectively, for the same periods in 2006. The income tax benefit for the three months ended September 30, 2007 was comprised of current federal taxes of £nil, a U.S. state and local tax benefit of £nil, a deferred federal tax benefit of £0.3 million and a U.K. tax benefit of £0.1 million. The income tax expense for the nine months ended September 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.4 million and a U.K. tax benefit of £3.2 million. In the three and nine months ended September 30, 2007, we recognized an income tax expense of £0.6 million and an income tax benefit of £6.8 million, respectively, that resulted in deferred tax expense with an offsetting reduction in our reorganization value. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

Net loss

        For the three months ended September 30, 2007, net loss from continuing operations decreased to £61.0 million compared with a loss from continuing operations of £104.2 million for the same period in 2006 due to the factors discussed above. Net loss after discontinued operations for the three months ended September 30, 2007 was £61.0 million compared with £96.1 million for the three months ended September 30, 2006.

        For the nine months ended September 30, 2007, net loss from continuing operations decreased to £300.3 million compared with a loss from continuing operations of £419.9 million for the same period in 2006 due to the factors discussed above. Net loss after discontinued operations for the nine months ended September 30, 2007 was £300.3 million compared with £411.8 million for the three months ended September 30, 2006.

Net loss per share

        Basic and diluted net loss per common share from continuing operations for the three months ended September 30, 2007 was £0.19 compared to £0.32 for the three months ended September 30,

2006. Basic and diluted net loss per share is computed using a weighted average of 326.4 million shares issued in the three months ended September 30, 2007 and a weighted average of 322.0 million shares issued for the same period in 2006. Options and warrants to purchase shares along with shares of restricted stock held in escrow outstanding at September 30, 2007 are excluded from the calculation of diluted net loss per share, since the inclusion of such options, warrants and restricted stock are anti-dilutive. Basic and diluted income per share from discontinued operations was £0.02 for the three months ended September 30, 2006.

        Basic and diluted net loss per common share from continuing operations for the nine months ended September 30, 2007 was £0.92 compared to £1.49 for the nine months ended September 30, 2006. Basic and diluted net loss per share is computed using a weighted average of 325.4 million shares issued in the nine months ended September 30, 2007 and a weighted average of 282.5 million shares issued for the same period in 2006. Options and warrants to purchase shares along with shares of restricted stock held in escrow outstanding at September 30, 2007 are excluded from the calculation of diluted net loss per share, since the inclusion of such options, warrants and restricted stock are anti-dilutive. Basic and diluted income per share from discontinued operations was £0.03 for the nine months ended September 30, 2006.

Segment Information

        A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 10 to Virgin Media's condensed consolidated financial statements. The segment results for the three and nine months ended September 30, 2007 included in our condensed consolidated financial statements are reported on an actual basis and include the results of Telewest and Virgin Mobile. The segment results for the three and nine months ended September 30, 2006 included in our condensed consolidated financial statements are also reported on an actual basis and include the results of Telewest from March 3, 2006 and the results of Virgin Mobile from July 4, 2006.

        The results of operations of each of our Cable and Content segments for the nine months ended September 30, 2006 are reported in this section on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at January 1, 2006 and combine Telewest's historical Content and sit-up segments into the combined company's Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed with the Securities and Exchange Commission under our Form 8-K/A on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our Cable segment if viewed on a historical basis; and (b) we did not have a Content segment prior to March 3, 2006. Comparative pro forma results of our Mobile segment have not been presented.

        The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of September 30, 2007. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

        The summary combined results of operations of our Cable segment for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007 (Actual)	2006 (Actual)	2007 (Actual)	2006 (Pro forma)
Revenue	£767.7	£805.1	£2,343.1	£2,412.2
Inter segment revenue	0.8	0.9	2.7	1.8
Segment OCF	303.5	296.3	852.8	848.4
Depreciation, amortization and other charges	(268.7)	(306.9)	(850.2)	(858.3)
Operating income (loss)	£34.8	£(10.6)	£2.6	£(9.9)

Revenue

        Our Cable segment revenue by customer type for the three and nine months ended September 30, 2007 and 2006 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2007 (Actual)	2006 (Actual)	Increase/ (Decrease)	2007 (Actual)	2006 (Pro forma)	Increase/ (Decrease)
Revenue:
Consumer	£607.7	£642.8	(5.5)%	£1,864.3	£1,924.2	(3.1)%
Business	160.0	162.3	(1.4)	478.8	488.0	(1.9)

Total revenue	£767.7	£805.1	(4.6)%	£2,343.1	£2,412.2	(2.9)%

        Consumer:    For the three months ended September 30, 2007, revenue from residential customers decreased by 5.5% to £607.7 million from revenue of £642.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, revenue from residential customers decreased by 3.1% to £1,864.3 million from pro forma revenue of £1,924.2 million for the nine months ended September 30, 2006. These decreases are primarily due to declines in fixed line telephone customers, reductions in telephony prices and usage along with higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace. Partially offsetting these decreases have been increases in revenues from additional customers subscribing to our broadband services and selective television price increases.

        Cable ARPU has decreased from £42.48 for the three months ended September 30, 2006 to £41.55 for the three months ended September 30, 2007. The decrease in Cable ARPU is due to the fall in revenue as described above. The decline has been mitigated by our focus on acquiring new bundled customers and on cross-selling to existing customers which is shown by Revenue Generating Units (RGUs) per customer increasing from 2.14 at September 30, 2006 to 2.26 at September 30, 2007 and by the percentage of our customers with "triple-play" services growing from 38.7% at September 30, 2006 to 47.0% at September 30, 2007.

        Business:    For the three months ended September 30, 2007, revenue from business customers decreased by 1.4% to £160.0 million from £162.3 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, revenue from business customers decreased by 1.9% to £478.8 million from pro forma revenue of £488.0 million for the nine months ended September 30, 2006. These decreases are attributable to declines in voice and wholesale revenues, partially offset by greater data revenues. Across both our retail and wholesale sales channels, total data revenues represented 61.2% of total business revenue for the nine months ended September 30, 2007 compared with 59.6% for the same period in 2006.

Cable segment OCF

        For the three months ended September 30, 2007, Cable segment OCF increased to £303.5 million from £296.3 million for the three months ended September 30, 2006. Lower consumer and business revenues have been more than offset by lower selling, general and administrative costs as described above.

        For the nine months ended September 30, 2007, Cable segment OCF increased to £852.8 million from pro forma Cable segment OCF of £848.4 million for the nine months ended September 30, 2006. Lower consumer and business revenues have been more than offset by savings in operating costs and selling, general and administrative costs. Cost savings resulting from the integration activities since the reverse acquisition of Telewest have in turn been offset by higher marketing and advertising costs incurred in connection with the rebrand to Virgin Media in the first quarter of 2007.

Summary Cable Statistics

        Selected statistics for our residential cable customers, excluding customers off our cable network and Virgin Mobile customers, for the three months ended September 30, 2007 as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Opening customers	4,737,300	4,807,600	4,854,500	4,891,500	4,928,700
Customer additions	256,500	191,900	184,300	213,500	229,200
Customer disconnects	(243,500)	(262,200)	(231,200)	(250,500)	(266,500)
Net customer movement	13,000	(70,300)	(46,900)	(37,000)	(37,300)
Closing customers	4,750,300	4,737,300	4,807,600	4,854,500	4,891,500
Churn(2)	1.7%	1.8%	1.6%	1.7%	1.8%
Revenue generating units(1)(3):
Television	3,417,000	3,396,600	3,390,000	3,353,900	3,315,400
DTV (included in Television)	3,167,000	3,125,300	3,081,100	3,005,900	2,922,000
Telephone	3,992,500	3,993,800	4,050,600	4,114,000	4,178,300
Broadband	3,307,700	3,191,900	3,146,400	3,058,500	2,980,400
Total Revenue Generating Units	10,717,200	10,582,300	10,587,000	10,526,400	10,474,100
RGU/Customers	2.26x	2.23x	2.20x	2.17x	2.14x
Triple-play penetration	47.0%	45.2%	42.9%	40.6%	38.7%
Cable average revenue per user(4)	£41.55	£42.16	£42.75	£42.82	£42.48
ARPU calculation:
On-net revenues (millions)	£590.5	£603.1	£620.0	£626.7	£625.4
Average customers	4,737,100	4,768,000	4,834,900	4,878,800	4,907,400

        Selected statistics for our residential customers that are not connected directly through our cable network are set forth in the table below.

	For the three months ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Broadband RGUs	282,300	275,200	270,500	260,800	242,800
Telephone RGUs	90,500	75,500	65,100	44,500	43,400

(1)
Data cleanse activity in Q2-07 did not result in a change in customer numbers but did result in an increase of 4,200 RGUs comprised of an increase of approximately 4,400 Television and 100 Telephone RGUs and a decrease of approximately 300 Broadband RGUs.

(2)
Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with promotional offers.

(4)
The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three.

Mobile Segment

Revenue

        Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. Total Mobile segment revenue for the three and nine months ended September 30, 2007 was £158.7 million and £446.0 million, respectively, of which £147.3 million and £425.6 million was service revenue and £11.4 million and £20.4 million was equipment revenue, respectively.

        Total Mobile segment revenue for the period from acquisition to September 30, 2006 was £140.4 million, of which service revenue was £132.5 million and equipment revenue was £7.9 million. The increase in the revenue for the three months ended September 30, 2007 compared with the period from acquisition to September 30, 2006 was primarily due to growth in Mobile ARPU, partially offset by the decline in customers between the respective period ends, together with the impact of four more days revenue in 2007 compared with the period from acquisition in 2006.

        In the three months ended September 30, 2007, the number of mobile customers increased by a net 15,900 compared to an increase of 122,700 for the period from acquisition to September 30, 2006. Contract customer gains of 29,700 were partially offset by net losses of 13,800 prepay customers in the three months ended September 30, 2007, compared with 24,600 contract customer gains and 98,100 prepay customer gains in the period from acquisition in 2006. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our Cable segment products. The decline in prepay customers reflects increased competition in the prepay market, although the decline in the three months ended September 30, 2007 was significantly lower than in the three previous quarters following our decision to re-engage in a more favorable prepay market.

        Mobile ARPU increased to £11.11 for the three months ended September 30, 2007 from £10.28 for the period from acquisition to September 30, 2006. The increase is primarily due to the increased proportion of contract customers, from 2.7% of total number of mobile customers at September 30, 2006 to 7.4% at September 30, 2007 resulting in an increase in our overall Mobile ARPU.

Mobile segment OCF

        For the three months ended September 30, 2007, Mobile segment OCF increased to £31.5 million from £16.0 million for the period from acquisition to September 30, 2006. This increase was primarily due to the additional four days of operating activity in the period along with our shift towards more efficient sales channels such as cross-selling with our Cable segment products and other direct channels with lower subscriber acquisition costs together with lower employee expense resulting from a review of our expected company bonus scheme payments during the quarter. Mobile segment OCF for the nine months ended September 30, 2007 was £90.9 million.

Summary Mobile Statistics

        Selected statistics for Virgin Mobile since its acquisition are set forth in the table below:

	For the three months ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Opening customers(1):
Prepay	4,115,900	4,215,200	4,330,700	4,390,900	—
Contract	299,100	246,300	192,100	120,800	—

	4,415,000	4,461,500	4,522,800	4,511,700	—
Increase in customers on acquisition of Virgin Mobile:
Prepay					4,292,800
Contract					96,200

					4,389,000
Net customer additions:
Prepay	(13,800)	(99,300)	(115,500)	(60,200)	98,100
Contract	29,700	52,800	54,200	71,300	24,600

	15,900	(46,500)	(61,300)	11,100	122,700
Closing customers:
Prepay	4,102,100	4,115,900	4,215,200	4,330,700	4,390,900
Contract	328,800	299,100	246,300	192,100	120,800

	4,430,900	4,415,000	4,461,500	4,522,800	4,511,700
Mobile average revenue per user(2):	£11.11	£10.70	£10.07	£10.59	£10.28
ARPU calculation:
Mobile service revenue (millions):	£147.3	£142.3	£136.0	£141.8	£132.5
Average customers:	4,417,900	4,434,700	4,499,300	4,465,400	4,294,800

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

Content Segment

        The summary combined results of operations of our Content segment for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007 (Actual)	2006 (Actual)	2007 (Actual)	2006 (Pro forma)
Revenue	£79.8	£79.4	£234.0	£245.4
Inter segment revenue	6.2	5.9	18.2	16.9
Segment OCF	6.5	5.5	18.8	23.7
Depreciation, amortization and other charges	(4.1)	(0.2)	(12.5)	(13.7)
Operating income	£2.4	£5.3	£6.3	£10.0

Revenue

        For the three months ended September 30, 2007, revenue in the Content segment increased by 0.5% to £79.8 million from £79.4 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, revenue decreased by 4.6% to £234.0 million from pro forma revenue of £245.4 million for the nine months ended September 30, 2006. These decreases are driven by reduced subscription revenue in Virgin Media TV mainly as a result of a new satellite television carriage contract entered into at the end of 2006 which has lower pricing, partially offset by increased advertising revenues and increased revenue from our sit-up channels.

Content segment OCF

        For the three months ended September 30, 2007, Content segment OCF increased to £6.5 million from £5.5 million for the three months ended September 30, 2006. This increase is mainly due to the reduction in subscription revenue referred to above and increased programming costs offset by gains totaling £4.7 million from settlement of long standing contractual issues together with lower employee expense resulting from a review of our expected company bonus scheme payments during the quarter.

        For the nine months ended September 30, 2007, Content segment OCF decreased by 20.7% to £18.8 million from pro forma Content segment OCF of £23.7 million for the nine months ended September 30, 2006. This decrease is mainly due to the reduction in subscription revenue referred to above and increased programming costs, partially offset by the settlement of certain long standing contractual issues totaling £12.6 million.

UKTV Joint Venture

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of multi-channel television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £5.9 million and £18.4 million for the three and nine months ended September 30, 2007, respectively.

        UKTV is funded by a loan from Virgin Media, which was £148.3 million at September 30, 2007. This loan effectively acts as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £14.5 million for the nine months ended September 30, 2007. We also receive dividends, interest payments and payments for consortium tax relief from UKTV.

        At September 30, 2007 our investment in UKTV is carried on the balance sheet at £371.2 million, which includes the outstanding £148.3 million loan.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2007, we had £6,099.8 million of debt outstanding, compared to £6,159.1 million as of December 31, 2006, and £6,207.0 million as of September 30, 2006, and £364.0 million of cash and cash equivalents, compared to £418.5 million as of December 31, 2006 and £302.2 million as of September 30, 2006. The decrease in debt since September 30, 2006 is primarily attributable to a mandatory prepayment of our senior credit facility of £73.6 million in May 2007 as a result of cash flow that was in excess of levels prescribed by the senior credit facility agreement, combined with favorable exchange rate movements on our U.S. dollar and euro denominated debt. Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs.

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

        Although we expect to generate positive cash flow in the future, we cannot be certain that this will be the case. We believe that our cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for our cash requirements through to at least September 30, 2008. However, our cash requirements after September 30, 2008 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the recent refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness.

        We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

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

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2007 and 2006

        For the nine months ended September 30, 2007, cash provided by operating activities decreased to £448.1 million from £512.2 million for the nine months ended September 30, 2006. This decrease is primarily attributable to an increase in cash paid for interest. For the nine months ended September 30, 2007, cash paid for interest, exclusive of amounts capitalized, increased to £380.8 million from £267.8 million during the same period in 2006. This increase resulted from the higher levels of borrowings following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        For the nine months ended September 30, 2007, cash used in investing activities was £404.1 million compared with cash used in investing activities of £2,831.4 million for the nine months ended September 30, 2006. The cash used in investing activities in the nine months ended September 30, 2007 mainly represents purchases of fixed assets. The cash used in investing activities in the nine months ended September 30, 2006 includes £2,024.2 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million and £423.5 million for the acquisition of Virgin Mobile, net of cash acquired of £14.1 million. Purchases of fixed and intangible assets increased to £424.0 million for the nine months ended September 30, 2007 from £397.0 million for the same period in 2006 primarily because of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        Cash used in financing activities for the nine months ended September 30, 2007 was £95.7 million compared to cash provided by financing activities of £1,889.3 million for the nine months ended September 30, 2006. The principal sources of cash provided by financing activities for the nine months ended September 30, 2006 were the new £5.3 billion senior credit facilities and the $550 million senior notes due 2016. The principal uses of cash for the nine months ended September 30, 2006 were the repayment of our previous senior credit and bridge facilities. Cash used in financing activities for the nine months ended September 30, 2007 was primarily principal payments on long term debt and capital leases of £966.8 million, partially offset by new borrowings, net of financing fees, of £874.5 million.

Long-Term Debt

Senior Credit Facility

        During 2006, we entered into a new senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6 1/2 year bullet Tranche B1 term loan facility, a £351 million 6 1/2 year bullet Tranche B2 term loan facility, a €500 million 6 1/2 year bullet Tranche B3 term loan facility, a $650 million 6 1/2 year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility. The principal under Tranches A and A1 is subject to scheduled repayment every six months.

        In April 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5 1/2 year bullet Tranche B5 term loan facility and a 5 1/2 year Tranche B6 term loan facility. We used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities. In April 2007, we also amended our senior credit facility to among other things, (i) enable us to issue this £890 million of additional indebtedness, (ii) relax certain of our financial convenants, and (iii) provide us with additional flexibility, including permitting our Board of Directors, if they so determine, to pay increased levels of dividends on our common stock.

        In May 2007, we made a mandatory prepayment of £73.6 million under our senior credit facility as a result of cash flow generated in 2006 that was in excess of levels prescribed in the senior credit facility agreement.

        After giving effect to the refinancing in April 2007 and the mandatory prepayment of £73.6 million in May 2007 referred to above, the principal payments are scheduled as follows (in millions):

Date	Amount
September 30, 2009	£403.5
March 31, 2010	£526.5
September 30, 2010	£579.4
March 3, 2011	£966.1
September 3, 2012	£2,201.3
March 3, 2013	£300.0

        The senior credit facility (other than for Tranche C) has the benefit of a full and unconditional senior secured guarantee from Virgin Media Finance PLC as well as first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited ("VMIH") and of receivables arising under any intercompany loans to those subsidiaries. The senior secured guarantee of Virgin Media Finance PLC is secured by a first priority pledge of the entire capital stock of VMIH and the receivables under any intercompany loans from Virgin Media Finance PLC to VMIH. The guarantee of Tranche C of the senior credit facility will share in the security of Virgin Media Finance PLC granted to the senior credit facility, but will receive proceeds only after the other tranches and will not benefit from guarantees or security granted by other members of the group.

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

Senior Notes

        On July 25, 2006, Virgin Media Finance PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year, which began February 15, 2007. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies in the group.

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

  •
  create liens;

  •
  enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of their assets; and

  •
  enter into transactions with affiliates.

Debt Ratings

        To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. As at September 30, 2007, the corporate debt ratings and outlook assigned by the rating agencies engaged by us are as follows:

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Negative
Standard & Poor's	B+	Negative

        On July 3, 2007, Standard & Poor's changed the outlook for Virgin Media to "Negative', citing the possibility of increased leverage following receipt of a proposal from a private-equity firm to acquire 100% of the company's stock. The Company's ratings were unchanged. On August 9, 2007, Moody's changed the outlook for Virgin Media to "Negative', citing increased competitive pressure in the telephony and mobile businesses. The Company's ratings were unchanged.

Cash Dividends

        We commenced the payment of regular quarterly dividends in June 2006. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2006
May 18, 2006	$0.01	June 12, 2006	June 20, 2006	£1.6
August 28, 2006	0.02	September 12, 2006	September 20, 2006	3.5
November 28, 2006	0.02	December 12, 2006	December 20, 2006	3.4
Nine months ended September 30, 2007
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5

        Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash which could include investments in operations, the repayment of debt, and share repurchase programs.

Off-Balance Sheet Arrangements

        As of September 30, 2007, we had no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        The following table includes aggregate information about our contractual obligations as of September 30, 2007, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 year
Long-Term Debt Obligations	£5,991.9	£3.0	£1,510.5	£3,167.8	£1,310.6
Capital Lease Obligations	190.9	32.7	32.4	36.5	89.3
Operating Lease Obligations	347.7	51.9	77.7	68.2	149.9
Purchase Obligations	663.8	340.1	192.2	84.9	46.6
Interest Obligations	2,200.5	475.3	918.9	605.0	201.3

Total	£9,394.8	£903.0	£2,731.7	£3,962.4	£1,797.7

Early termination charges		£37.6	£56.9	£24.8	£4.7

        Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

        There have been no material changes in the nine months ending September 30, 2007 to our commercial commitments from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the nine months ending September 30, 2007 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our acting chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our acting chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant's management, including our acting chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

        On March 3, 2006, we completed the reverse acquisition of Telewest and on July 4, 2006, we completed the acquisition of Virgin Mobile. As a consequence of our continued integration of these acquisitions, we have made and expect to make further material changes to our internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in disputes and litigation arising in the ordinary course of our business. We are also involved in various disputes and legal proceedings, none of which is a material pending legal proceeding that exclusive of interest and costs, is anticipated to exceed 10% of our and our subsidiaries' current assets on a consolidated basis, or is otherwise reportable in response to this item.

ITEM 1A.    RISK FACTORS

        There have been no material changes in the nine months ended September 30, 2007 in the risk factors discussed under "Risk Factors" and elsewhere in our Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders in the quarter ended September 30, 2007.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

3.1	Second restated certificate of incorporation of Virgin Media Inc. (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
10.1
Compromise Agreement and Release, dated August 21, 2007, between Stephen Burch and Virgin Media Inc. (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 21, 2007).
10.2	Form of Non-Qualified Stock Option Notice for UK employees.*
10.3	Form of Non-Qualified Stock Option Notice for non-executive directors.*
10.4	Employment Agreement, dated September 18, 2007, between Virgin Media Inc. and Mark Schweitzer.*
10.5	Form of Incentive Stock Option Notice.*
10.6	Amendment Letter No. 2, dated October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (previously filed).*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: November 8, 2007	By:	/s/ NEIL BERKETT Neil Berkett Acting Chief Executive Officer
Date: November 8, 2007	By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: November 8, 2007	By:	/s/ NEIL BERKETT Neil Berkett Acting Chief Executive Officer
Date: November 8, 2007	By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer