Form 10-K/A
period 2007-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2008-04-09
CIK 1270400, 1322791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-50886

VIRGIN MEDIA INC.

(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

(Additional Registrant)

Delaware	59-3778247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Third Avenue, Suite 2863 New York, New York	10022
(Address of principal executive office)	(Zip Code)

(212) 906-8440
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Series A Warrants to purchase shares of Common Stock	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 29, 2007 based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on such date, was $7,937,008,713.

As of April 3, 2008, there were 328,011,216 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding, excluding shares of the registrant’s common stock issuable upon the exercise of Series A Warrants to purchase 25,769,060 shares of the registrant’s common stock and 984,575 shares of restricted stock held in escrow.

The Additional Registrant meets the conditions set forth in the General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. See “Note Concerning VMIH” on page 3 in this Form 10-K.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒  No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE

Virgin Media Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (“Amendment No. 1”) to amend Item 15 of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008 (the “Original Filing”). The purpose of this Amendment No. 1 is to correct the Exhibit Index of the Original Filing as three documents were incorrectly cross-referenced and two were inadvertently omitted. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety.

In addition, we have revised Exhibit 12.1, Ratio of Earnings to Fixed Charges, to state the deficiency when the ratio of earnings to fixed charges is less than 1 to 1.

No other revisions or amendments have been made to our Annual Report on Form 10-K since the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Senior Vice President/Finance have been included as exhibits to this Amendment No.1.

Item 15. Exhibits and Financial Statement Schedules

(a)

…

(3)           Exhibits — See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC.

Date: April 9, 2008	By:	/s/ BRYAN H. HALL

Bryan H. Hall Secretary

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: April 9, 2008	By:	/s/ ROBERT C. GALE

Robert C. Gale Director

EXHIBIT INDEX

Exhibit No.

2.1

Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 20, 2005).

2.2

Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 30, 2006, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).

2.3

Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 12, 2003, as amended on June 28, 2003).

2.4

Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).

2.5

Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2004 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).

2.6

Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).

2.7

Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).

2.8

Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).

2.9

Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, dated as of May 9, 2005, among ntl Group Limited, ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V.

Exhibit No.
(Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).

2.10

Deed of Tax Covenant relating to ntl Communications (Ireland) Limited, ntl Irish Networks Limited and their subsidiaries, dated as of May 9, 2005, among ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).

2.11

Asset Transfer Agreement, dated as of May 9, 2005, between ntl Group Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).

3.1

Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

4.1

High Yield Intercreditor Deed among NTL Cable PLC as Issuer, NTL Investment Holdings Limited as Borrower and as High Yield Guarantor, Credit Suisse First Boston as Facility Agent and Bank Group Security Trustee, The Bank of New York as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 20, 2004).

4.2

Group Intercreditor Deed dated 3 March 2006 as amended and restated on 13 June 2006 and 10 July 2006 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (excluding schedules) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 13, 2006).

4.3

Barclays Intercreditor Agreement dated 3 March 2006 between, among others, Yorkshire Cable Communications Limited, Sheffield Cable Communications Limited, Yorkshire Cable Properties Limited, Cable London Limited, Barclays Bank PLC and Deutsche Bank AG, London Branch as Security Trustee. (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

4.4

Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on January 10, 2003).

4.5

Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on September 26, 2003).

Exhibit No.

4.6

Registration Rights Agreement dated June 24, 2004 among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media, Inc. as filed with the Securities and Exchange Commission on January 30, 2006).

4.7

Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Telewest Global, Inc’s. Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 30, 2004).

4.8

Amendment No. 1, dated as of October 2, 2005, to the Rights Agreement, dated as of March 25, 2004, among Telewest Global, Inc. and The Bank of New York, a Rights Agent (Incorporated by reference to the Registration Statement on Form 8-A/A of Virgin Media Holdings Inc. filed with the Securities and Exchange Commission on October 3, 2005).

4.9

Amendment No. 2, dated as of March 3, 2006, to the Rights Agreement between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-A/A of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).

4.10

Series A Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A of Virgin Media Holdings Inc. filed with the Securities and Exchange Commission on January 10, 2003).

4.11

First Supplemental Warrant Agreement, dated as of March 3, 2006, among NTL Incorporated, NTL Holdings Inc., Bank of New York, as successor Warrant Agent, and Continental Stock and Trust Company, amending the Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer and Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).

4.12	Second Supplemental Warrant Agreement, dated as of December 11, 2007, by and between Virgin Media Inc. and The Bank of New York as Warrant Agent.

4.13

Indenture, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-

Exhibit No.

K Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 20, 2004).

4.14

Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 26, 2006).

4.15

First Supplemental Indenture, dated as of October 5, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).

4.16

Second Supplemental Indenture, dated as of October 30, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.3 the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).

4.17

Senior Guarantee, dated as of October 30, 2006, among NTL Holdings Inc., NTL (UK) Group, Inc., NTL Communications Limited, NTL Incorporated, NTL, Telewest LLC and The Bank of New York as trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 30, 2006).

10.1	Form of Non Qualified Stock Option Notice used for grants made in 2003 by Virgin Media Holdings Inc. to its directors.

10.2

Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 8, 2004).

10.3	Form of Non Qualified Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan.

10.4	Form of Incentive Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan.

10.5

Virgin Media Inc. 2004 Stock Incentive Plan, formerly known as the Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 9, 2004).

10.6

Form of Telewest Global, Inc.’s Non Qualified Stock Option Agreement (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005).

10.7

General Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 6, 2005).

Exhibit No.

10.8

Form of Telewest Global, Inc.’s Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission December 21, 2005).

10.9

Virgin Media Inc. 2006 Stock Incentive Plan as amended and restated as of June 15, 2006 (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.10

Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.11

Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.12

Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.13

Form of Restricted Stock Unit Agreement used for grants made on July 6, 2006 by Virgin Media Inc. to its executive officers pursuant to the 2006-2008 long-term incentive plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 12, 2006).

10.14

Form of Restricted Stock Unit Agreement used for grants made on May 16, 2007 by Virgin Media Inc. to its executive officers pursuant to the 2007-2009 long-term incentive plan (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. filed with the Securities and Exchange Commission on June 1, 2007).

10.15

Virgin Media Inc. 2007 Bonus Scheme (Incorporated by reference to the description thereof on page 22 of the Proxy Statement of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 13, 2007).

10.16	Virgin Media 2007 Sharesave Plan (Incorporated by reference to Appendix D to the Proxy Statement of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 13, 2007).

10.17

Amended and Restated Employment Agreement, and form of Restricted Stock Agreement, dated as of July 5, 2006, between NTL Incorporated and James Mooney (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2006).

10.18

Restricted Stock Agreement, dated as of May 6, 2004 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on March 16, 2005).

10.19	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney,

Exhibit No.

dated as of March 28, 2003.

10.20	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003.

10.21

Amended and Restated Employment Agreement, dated as of May 6, 2004, between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 7, 2004).

10.22

Letter Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on December 21, 2005).

10.23

Amendment to Nonqualified Stock Option Agreement, dated as of December 17, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on December 21, 2005).

10.24

Employment Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Stephen A. Burch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on December 21, 2005).

10.25

Compromise Agreement and Release, dated as of August 21, 2007, between Stephen A. Burch and Virgin Media Inc. (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 21, 2007).

10.26	Restricted Stock Agreement, dated as of January 16, 2006, between Virgin Media Inc. and Stephen A. Burch.

10.27	Restricted Stock Agreement, dated as of September 11, 2006, between Virgin Media Inc. and Stephen A. Burch.

10.28

Restricted Stock Agreement, dated as of April 11, 2007, between Virgin Media Inc. and Stephen A. Burch. (Incorporated by reference to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 10, 2007).

10.29

Service Agreement between ntl Group Limited and Neil Berkett, dated as of August 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on August 17, 2005).

10.30

Restricted Stock Agreement, dated as of March 16, 2006, between NTL Incorporated and Neil A. Berkett (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.31

Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on November 9, 2004).

Exhibit No.

10.32

Extension Agreement, dated as of December 18, 2007, between Virgin Media Inc. and Jacques Kerrest (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 18, 2007).

10.33

Amended and Restated Employment Agreement, dated as of December 8, 2006, between NTL Incorporated and Bryan H. Hall (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 14, 2006).

10.34

Form of Restricted Stock Unit Agreement (to be used for Robert Gale and Bryan H. Hall) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).

10.35

Restricted Stock Agreement, dated as of December 8, 2006, between NTL Incorporated and Bryan H. Hall (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 14, 2006).

10.36

Form of Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).

10.37

Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.38	Employment Agreement, dated as of February 27, 2008, between Virgin Media Limited and Howard Watson.

10.39	Restricted Stock Agreement, dated as of September 11, 2006, between Virgin Media Inc. and Howard Watson.

10.40

Employment Agreement, dated as of January 31, 2006, between Malcolm Wall and Telewest Communications Group Limited (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2006).

10.41

Restricted Stock Agreement, dated as of May 26, 2006, between NTL Incorporated and Malcolm Wall (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.42

Employment Agreement, dated as of March 6, 2000, between Neil R. Smith and Telewest Communications Group Limited, as amended by letter agreement dated September 24, 2002 and letter agreement dated August 25, 2003 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 22, 2005).

10.43

Amendment to Employment Agreement, dated as of October 18, 2004, between Neil R. Smith and Telewest Communications Group Limited (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 22, 2005).

Exhibit No.

10.44

Compromise Agreement, dated as of February 28, 2007, between Virgin Media Inc., Telewest Communications Group Limited and Neil R. Smith (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 10, 2007).

10.45

Restricted Stock Agreement, dated as of May 26, 2006, between NTL Incorporated and Neil R. Smith (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.46

Terms and Conditions of Employment of Robert Gale, effective January 1, 2002, as amended on October 21, 2005 (Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.47	Restricted Stock Agreement, dated as of May 6, 2004, between Virgin Media Inc. and Robert Gale.

10.48	Letter Agreement between Edwin Banks and Virgin Media Inc., dated December 21, 2007.

10.49	Letter Agreement between Charles K. Gallagher and Virgin Media Inc., dated December 21, 2007.

10.50

Form of Indemnity Agreement entered into with Directors and Executive Officers, as supplemented by Form of Amendment No. 1A and Form of Amendment 1B (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

10.51

Investment Agreement, dated as of April 13, 2006, between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.52

Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.53

Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).

10.54

Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.55

Letter Agreement, dated as of April 3, 2006, between NTL Incorporated and Virgin Enterprises Limited relating to Virgin Enterprises Limited’s right to propose a candidate to serve on the NTL Incorporated board of directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

Exhibit No.

10.56

Senior Facilities Agreement, dated March 3, 2006, as amended and restated on May 22, 2006, July 10, 2006, August 10, 2006 and April 4, 2007, between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers) (Incorporated by reference to Virgin Media Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007).

12.1	*	Computation of Ratio of Earnings to Fixed Charges.

14.1		Code of Ethics for the registrant and the additional registrant.

21.1		List of subsidiaries of the registrant.

23.1		Consent of Ernst & Young LLP for the registrant.

23.2		Consent of Ernst & Young LLP for the additional registrant.

31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of Senior Vice President/Finance, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

32.1	*	Certification of Chief Executive Officer and Senior Vice President/Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.