Form 10-Q
period 2008-03-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2008-05-08
CIK 1270400, 1322791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of May 6, 2008, there were 328,096,207 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 855,834 unvested shares of restricted stock held in escrow.

         The Additional Registrant meets the conditions set forth in General Information H(1)(a) and (b) of Form 10-Q and is filing this report with the reduced disclosure format. See "Note Concerning VMIH" in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2008

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

  •
  the ability to control unauthorized access to our network;

  •
  the effect of technological changes on our businesses;

  •
  the reliance on single-source suppliers for some equipment, software and services and third party distributors of our mobile services;

  •
  the ability to achieve our business plans;

  •
  the ability to fund debt service obligations through operating cash flow;

  •
  the ability to obtain additional financing in the future and react to competitive and technological changes;

  •
  the ability to comply with restrictive covenants in our indebtedness agreements; and

  •
  the extent to which our future cash flow will be sufficient to cover our fixed charges.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our Form 10-K filed with the SEC on February 29, 2008, as amended. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

        In this quarterly report, unless we have indicated otherwise, or the context otherwise requires, references to:

  •
  "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to Virgin Media Inc. and its subsidiaries (which include Telewest Global, Inc., or Telewest, and its subsidiaries and Virgin Mobile Holdings (UK) Ltd, or Virgin Mobile, and its subsidiaries);

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

Note Concerning VMIH

        This quarterly report on Form 10-Q (excepting separate financial statements responsive to Part I, Item 1) covers both Virgin Media and Virgin Media Investment Holdings Limited, or VMIH, a company incorporated in England and Wales with an address at 160 Great Portland Street, London W1W 5QA, United Kingdom, that is a wholly owned subsidiary of Virgin Media Finance PLC and a wholly owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH's guarantee of those notes is not deemed to be unconditional.

        VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility. In this quarterly report, unless the context otherwise requires, the terms "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc., including VMIH and its subsidiaries. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media Inc.

Note Concerning Financial Information and Currency of Financial Statements

        All of the financial statements included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions) (except par value)

	March 31, 2008	December 31, 2007
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£282.3	£321.4
Restricted cash	6.0	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £18.7 (2008) and £19.5 (2007)	470.0	455.6
Inventory	99.5	75.4
Prepaid expenses and other current assets	102.9	94.8

Total current assets	960.7	953.3
Fixed assets, net	5,565.4	5,655.6
Goodwill and other indefinite-lived intangible assets	2,486.1	2,488.2
Intangible assets, net	725.8	816.7
Equity investments	376.2	368.7
Other assets, net of accumulated amortization of £50.5 (2008) and £45.0 (2007)	245.4	183.6

Total assets	£10,359.6	£10,466.1

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£351.4	£372.9
Accrued expenses and other current liabilities	430.6	406.2
VAT and employee taxes payable	73.3	86.1
Restructuring liabilities	64.5	89.6
Interest payable	144.9	172.5
Deferred revenue	247.0	250.3
Current portion of long term debt	31.8	29.1

Total current liabilities	1,343.5	1,406.7
Long term debt, net of current portion	5,982.8	5,929.4
Deferred revenue and other long term liabilities	242.6	238.5
Deferred income taxes	82.1	81.0

Total liabilities	7,651.0	7,655.6

Commitments and contingent liabilities
Minority interest	0.1	—
Shareholders' equity
Common stock—$.01 par value; authorized 1,000.0 (2008 and 2007) shares; issued 329.0 (2008) and 328.9 (2007) and outstanding 328.0 (2008) and 327.5 (2007) shares	1.8	1.8
Additional paid-in capital	4,338.6	4,335.9
Accumulated other comprehensive income	154.9	148.6
Accumulated deficit	(1,786.8)	(1,675.8)

Total shareholders' equity	2,708.5	2,810.5

Total liabilities and shareholders' equity	£10,359.6	£10,466.1

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2008	2007
Revenue	£1,001.8	£1,021.9
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	460.4	449.3
Selling, general and administrative expenses	217.2	266.9
Other charges	4.6	11.6
Depreciation	231.5	232.1
Amortization	92.7	77.3

	1,006.4	1,037.2

Operating loss	(4.6)	(15.3)
Other income (expense)
Interest income and other, net	6.3	7.0
Interest expense	(123.4)	(118.5)
Share of income from equity investments	5.1	7.2
Foreign currency (losses) gains	(28.4)	3.3
Gains (losses) on derivative instruments	33.4	(0.5)

Loss before income taxes and minority interest	(111.6)	(116.8)
Income tax benefit (expense)	7.3	(3.5)
Minority interest	(0.1)	—

Net loss	£(104.4)	£(120.3)

Basic and diluted net loss per share	£(0.32)	£(0.37)

Dividends per share (in U.S. dollars)	$0.04	$0.02

Average number of shares outstanding	327.8	324.2

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2008	2007
Operating activities
Net loss	£(104.4)	£(120.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	324.2	309.4
Non-cash interest	(22.9)	(45.5)
Non-cash compensation	2.1	7.2
Income from equity accounted investments, net of dividends received	(4.4)	(5.6)
Income taxes	(6.3)	5.5
Amortization of original issue discount and deferred finance costs	5.5	5.9
Unrealized foreign currency losses (gains)	26.9	(1.1)
(Gains) losses on derivative instruments	(33.4)	0.5
Other	0.1	0.3
Changes in operating assets and liabilities	(82.1)	(51.6)

Net cash provided by operating activities	105.3	104.7

Investing activities
Purchase of fixed and intangible assets	(125.0)	(152.6)
Principal (drawdowns) repayments on loans to equity investments	(4.9)	5.1
Acquisitions, net of cash acquired	—	(1.0)
Other	0.3	0.6

Net cash used in investing activities	(129.6)	(147.9)

Financing activities
New borrowings, net of financing fees	—	(0.1)
Proceeds from employee stock option exercises	0.6	0.4
Principal payments on long term debt and capital leases	(8.8)	(6.2)
Dividends paid	(6.6)	(3.3)

Net cash used in financing activities	(14.8)	(9.2)

Effect of exchange rate changes on cash and cash equivalents	—	(1.0)
Decrease in cash and cash equivalents	(39.1)	(53.4)
Cash and cash equivalents, beginning of period	321.4	418.5

Cash and cash equivalents, end of period	£282.3	£365.1

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	142.1	155.0

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, as amended, for Virgin Media Inc. for the year ended December 31, 2007.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Long Term Debt

        Long term debt consists of (in millions):

	March 31, 2008	December 31, 2007
8.75% U.S. Dollar senior notes due 2014	£214.1	£214.2
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	179.1	165.6
9.125% U.S. Dollar senior notes due 2016	277.0	277.2
Senior credit facility	4,833.7	4,804.8
Capital leases	131.0	116.9
Other	4.7	4.8

	6,014.6	5,958.5
Less: current portion	(31.8)	(29.1)

	£5,982.8	£5,929.4

        The effective interest rate on the senior credit facility was 7.7% and 7.8% as at March 31, 2008 and December 31, 2007, respectively.

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.5% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible notes are unsecured senior obligations of Virgin Media Inc. The convertible notes bear interest at an annual rate of 6.5% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Holders may convert their notes, at their option, prior to August 15, 2016 only under certain circumstances and may convert their notes at any time on or after August 15, 2016 through the second scheduled trading date preceding the maturity date. The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate will be subject to adjustment for stock splits, stock dividends, cash dividends in excess of certain thresholds, stock repurchases where the price exceeds market values, and certain other events. Upon conversion,

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Long Term Debt (Continued)

we may settle in cash, shares of common stock or a combination of cash and shares of our common stock. We continue to review the accounting treatment of the convertible senior notes, including the possible requirement to separately account for embedded derivatives.

Note 3—Employee Benefit Plans

        The components of net periodic pension cost in the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three months ended March 31,
	2008	2007
Service costs	£0.4	£0.6
Interest costs	4.6	4.2
Expected return on plan assets	(5.4)	(4.8)

Net periodic benefit costs	£(0.4)	£—

Note 4—Other Charges Including Restructuring Charges

        Other charges of £4.6 million and £11.6 million for the three months ended March 31, 2008 and 2007, respectively, relate to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        The following tables summarize our historical restructuring accruals and the restructuring accruals resulting from the acquisitions made by us during 2006 (in millions):

Historical Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2007	£—	£35.9	£35.9
Revisions	—	(0.4)	(0.4)
Charged to expense	—	0.9	0.9
Utilized	—	(16.7)	(16.7)

Balance, March 31, 2008	£—	£19.7	£19.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Other Charges Including Restructuring Charges (Continued)

Acquisition Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2007	£12.6	£41.1	£53.7
Revisions	1.2	2.1	3.3
Charged to expense	—	0.8	0.8
Utilized	(9.1)	(3.9)	(13.0)

Balance, March 31, 2008	£4.7	£40.1	£44.8

Note 5—Stockholders' Equity and Share Based Compensation

        During the year ended December 31, 2007 and the three months ended March 31, 2008, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Three months ended March 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6

        Future payments of regular quarterly dividends by us are at the discretion of the Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs.

        Basic and diluted net loss per share is computed by dividing the net loss for the three months ended March 31, 2008 and 2007 by the weighted average number of shares outstanding during the respective periods. Options, warrants and shares of restricted stock held in escrow at March 31, 2008 and 2007, respectively, are excluded from the calculation of diluted loss per share, since the inclusion of such options, warrants and shares of restricted stock is anti-dilutive.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Stockholders' Equity and Share Based Compensation (Continued)

        The average number of shares outstanding for the three months ended March 31, 2008 and 2007 is computed as follows (in millions):

	Three months ended March 31,
	2008	2007
Number of shares outstanding at start of period	327.5	323.9
Issues of common stock (average number outstanding during the period)	0.3	0.3

Average number of shares outstanding	327.8	324.2

        Total share based compensation expense included in selling, general and administrative expenses in the statement of operations was £2.1 million and £7.1 million for the three months ended March 31, 2008 and 2007, respectively.

Note 6—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2008	2007
Net loss for period	£(104.4)	£(120.3)
Currency translation adjustment	—	(0.4)
Net unrealized gains on derivatives, net of tax	15.9	24.5
Reclassification of derivative gains to net income, net of tax	(9.6)	(1.1)

Comprehensive loss	£(98.1)	£(97.3)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2008	December 31, 2007
Foreign currency translation	£131.4	£131.4
Pension liability adjustments	(0.2)	(0.2)
Net unrealized gains on derivatives	23.7	17.4

	£154.9	£148.6

Note 7—Income taxes

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Income taxes (Continued)

and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have changed and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

        For the three months ended March 31, 2008 there was an income tax benefit of £7.3 million as compared with an income tax expense of £3.5 million for the same period in 2007. The income tax benefit for the three months ended March 31, 2008 was comprised of current federal taxes of £0.2 million, deferred federal tax expense of £3.3 million, a U.K. current tax benefit of £1.3 million and a U.K. deferred tax benefit of £9.5 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the quarter that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax expense for the three months ended March 31, 2007 was comprised of current federal taxes of £0.3 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £5.1 million and a U.K. current tax benefit of £1.3 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the statement of operations.

Note 8—Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments were required to be adopted by us in the first quarter of 2008 effective January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Recent Accounting Pronouncements (Continued)

        FAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets and liabilities fall in level 2 in the fair value hierarchy described above.

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007
Included within other current assets:
Interest rate swaps	£—	£4.1

Included within other assets:
Foreign currency forward rate contracts	£24.9	£18.3
Interest rate swaps	8.1	11.2
Cross-currency interest rate swaps	92.1	30.6

	£125.1	£60.1

Included within deferred revenue and other long term liabilities
Foreign currency forward rate contracts	£72.5	£67.9
Interest rate swaps	—	—
Cross-currency interest rate swaps	46.2	54.4

	£118.7	£122.3

        As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using broker quotations, or market transactions

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Recent Accounting Pronouncements (Continued)

in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2 in the fair value hierarchy.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We did not elect to utilize the fair value option permitted by FAS 159 for any of our assets or liabilities as at December 31, 2007.

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of FAS 160 on our consolidated financial position and results of operations.

Note 9—Industry Segments

        Our reportable segments, Cable, Content and Mobile, are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly-owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly-owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of certain costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Industry Segments (Continued)

        Segment information for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	Three months ended March 31, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£778.9	£83.4	£139.5	£—	£1,001.8
Inter segment revenue	0.7	6.3	—	(7.0)	—
Operating costs	(309.0)	(65.1)	(92.6)	6.3	(460.4)
Selling, general and administrative expenses	(168.7)	(19.5)	(29.7)	0.7	(217.2)

Segment OCF	301.9	5.1	17.2	—	324.2
Depreciation, amortization and other charges	(298.8)	(4.5)	(25.5)	—	(328.8)

Operating (loss) income	£3.1	£0.6	£(8.3)	£—	£(4.6)

	Three months ended March 31, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£800.3	£80.6	£141.0	£—	£1,021.9
Inter segment revenue	0.9	5.9	—	(6.8)	—
Operating costs	(311.7)	(60.1)	(83.4)	5.9	(449.3)
Selling, general and administrative expenses	(222.7)	(14.2)	(30.9)	0.9	(266.9)

Segment OCF	266.8	12.2	26.7	—	305.7
Depreciation, amortization and other charges	(295.5)	(4.1)	(21.4)	—	(321.0)

Operating (loss) income	£(28.7)	£8.1	£5.3	£—	£(15.3)

Note 10—Condensed Consolidated Financial Information

        On April 13, 2004, our wholly-owned subsidiary, Virgin Media Finance PLC, or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes due 2014. On July 15, 2005, the $100 million aggregate principal amount of floating rate notes was redeemed. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, and together with the Senior Notes due 2014, these are referred to as the Senior Notes. We and certain of our subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the Senior Notes on a senior basis. Virgin Media Investment Holdings Limited, or VMIH, has guaranteed the Senior Notes on a senior subordinated basis.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Condensed Consolidated Financial Information (Continued)

        We present the following condensed consolidated financial information as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 as required by Article 3-10(d) of Regulation S-X.

	March 31, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£1.0	£—	£14.0	£7.6	£259.7	£—	£282.3
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	—	—	1.7	6.9	663.8	—	672.4

Total current assets	1.0	—	15.7	14.5	929.5	—	960.7
Fixed assets, net	—	—	—	—	5,565.4	—	5,565.4
Intangible assets, net	—	—	(15.1)	—	3,227.0	—	3,211.9
Investments in, and loans to, parent and subsidiary companies	2,707.2	950.1	282.8	5,171.3	(6,399.5)	(2,335.7)	376.2
Other assets, net	—	—	—	125.0	120.4	—	245.4

Total assets	£2,708.2	£950.1	£283.4	£5,310.8	£3,442.8	£(2,335.7)	£10,359.6

Current liabilities	£(0.3)	£43.2	£10.2	£74.8	£1,355.7	£(140.1)	£1,343.5
Long term debt	—	1,045.2	—	2,291.5	2,646.1	—	5,982.8
Other long term liabilities	—	—	0.3	116.7	207.7	—	324.7
Minority interest	—	—	—	—	0.1	—	0.1
Shareholders' equity	2,708.5	(138.3)	272.9	2,827.8	(766.8)	(2,195.6)	2,708.5

Total liabilities and shareholders' equity	£2,708.2	£950.1	£283.4	£5,310.8	£3,442.8	£(2,335.7)	£10,359.6

	December 31, 2007
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	—	—	0.4	9.6	615.8	—	625.8

Total current assets	1.3	—	10.4	10.3	931.3	—	953.3
Fixed assets, net	—	—	—	—	5,655.6	—	5,655.6
Intangible assets, net	—	—	(13.1)	—	3,318.0	—	3,304.9
Investments in, and loans to, parent and subsidiary companies	2,808.8	1,018.0	379.5	5,281.1	(6,526.6)	(2,592.1)	368.7
Other assets, net	—	—	—	129.0	54.6	—	183.6

Total assets	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

Current liabilities	£(0.4)	£29.9	£6.4	£119.6	£1,354.5	£(103.3)	£1,406.7
Long term debt	—	1,032.0	—	2,262.4	2,635.0	—	5,929.4
Other long term liabilities	—	—	0.3	116.7	202.5	—	319.5
Shareholders' equity	2,810.5	(43.9)	370.1	2,921.7	(759.1)	(2,488.8)	2,810.5

Total liabilities and shareholders' equity	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,001.8	£—	£1,001.8
Operating costs	—	—	—	—	(460.4)	—	(460.4)
Selling, general and administrative expenses	(0.6)	—	(5.2)	—	(211.4)	—	(217.2)
Other charges	—	—	—	—	(4.6)	—	(4.6)
Depreciation and amortization	—	—	—	—	(324.2)	—	(324.2)

Operating loss	(0.6)	—	(5.2)	—	1.2	—	(4.6)
Interest income and other, net	—	25.5	13.1	16.9	(8.7)	(40.5)	6.3
Interest expense	(0.4)	(25.5)	(6.6)	(82.6)	(48.8)	40.5	(123.4)
Share of income from equity investments	—	—	—	—	5.1	—	5.1
Foreign currency (losses) gains	—	(0.4)	—	(28.5)	0.5	—	(28.4)
Gains on derivative instruments	—	—	—	—	33.4	—	33.4
Income tax benefit (expense)	—	—	(2.3)	—	9.6	—	7.3
Minority interest	—	—	—	—	(0.1)	—	(0.1)

Loss before equity in net loss from subsidiaries	(1.0)	(0.4)	(1.0)	(94.2)	(7.8)	—	(104.4)
Equity in net loss of subsidiaries	(103.4)	(100.2)	(102.5)	(6.0)	—	312.1	—

Net loss	£(104.4)	£(100.6)	£(103.5)	£(100.2)	£(7.8)	£312.1	£(104.4)

	Three months ended March 31, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,021.9	£—	£1,021.9
Operating costs	—	—	—	—	(449.3)	—	(449.3)
Selling, general and administrative expenses	(1.9)	—	(5.2)	(0.3)	(259.5)	—	(266.9)
Other charges	(0.3)	—	—	—	(11.3)	—	(11.6)
Depreciation and amortization	(0.1)	—	—	—	(309.3)	—	(309.4)

Operating loss	(2.3)	—	(5.2)	(0.3)	(7.5)	—	(15.3)
Interest income and other, net	0.2	25.3	11.4	17.2	(10.4)	(36.7)	7.0
Interest expense	—	(25.1)	(6.4)	(87.0)	(36.7)	36.7	(118.5)
Share of income from equity investments	—	—	—	—	7.2	—	7.2
Foreign currency gains (losses)	—	—	0.1	(0.1)	3.3	—	3.3
Losses on derivative instruments	—	—	—	—	(0.5)	—	(0.5)
Income tax expense	(0.1)	(0.1)	(2.6)	—	(0.7)	—	(3.5)

(Loss) income before equity in net (loss) income from subsidiaries	(2.2)	0.1	(2.7)	(70.2)	(45.3)	—	(120.3)
Equity in net loss of subsidiaries	(118.1)	(115.9)	(115.4)	(45.7)	—	395.1	—

Net loss	£(120.3)	£(115.8)	£(118.1)	£(115.9)	£(45.3)	£395.1	£(120.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2008
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£5.7	£—	£3.1	£(24.3)	£120.8	£—	£105.3
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(125.0)	—	(125.0)
Principal (drawdowns) repayments on loans to equity investments	—	—	0.9	31.2	(37.0)	—	(4.9)
Other	—	—	—	—	0.3	—	0.3

Net cash provided by (used) in investing activities	—	—	0.9	31.2	(161.7)	—	(129.6)

Financing activities:
New borrowings, net of financing fees	—	—	—	—	—	—	—
Proceeds from employee stock option exercises	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	—	(8.8)	—	(8.8)
Dividends paid	(6.6)	—	—	—	—	—	(6.6)

Net cash used in financing activities	(6.0)	—	—	—	(8.8)	—	(14.8)

Effect of exchange rate changes	—	—	—	—	—	—	—
(Decrease) increase in cash and cash equivalents	(0.3)	—	4.0	6.9	(49.7)	—	(39.1)
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£1.0	£—	£14.0	£7.6	£259.7	£—	£282.3

	Three months ended March 31, 2007
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£3.0	£—	£(5.7)	£(17.6)	£125.0	£—	£104.7
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(152.6)	—	(152.6)
Principal repayments on loans to equity investments	—	—	—	30.8	(25.7)	—	5.1
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Other	—	—	—	—	0.6	—	0.6

Net cash provided by (used) in investing activities	—	—	—	29.8	(177.7)	—	(147.9)

Financing activities:
New borrowings, net of financing fees	—	—	—	(0.1)	—	—	(0.1)
Proceeds from employee stock option exercises	0.4	—	—	—	—	—	0.4
Principal payments on long term debt and capital leases	—	—	—	—	(6.2)	—	(6.2)
Dividends paid	(3.3)	—	—	—	—	—	(3.3)

Net cash used in financing activities	(2.9)	—	—	(0.1)	(6.2)	—	(9.2)

Effect of exchange rate changes	—	—	(1.0)	—	—	—	(1.0)
Increase (decrease) in cash and cash equivalents	0.1	—	(6.7)	12.1	(58.9)	—	(53.4)
Cash and cash equivalents at beginning of period	2.4	—	31.5	0.2	384.4	—	418.5

Cash and cash equivalents at end of period	£2.5	£—	£24.8	£12.3	£325.5	£—	£365.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	March 31, 2008	December 31, 2007
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£267.3	£310.0
Restricted cash	5.2	5.4
Accounts receivable—trade, less allowances for doubtful accounts of £16.3 (2008) and £17.1 (2007)	467.2	451.0
Inventory	99.5	75.4
Prepaid expenses and other current assets	101.2	94.4

Total current assets	940.4	936.2
Fixed assets, net	5,424.2	5,510.3
Goodwill and other indefinite-lived intangible assets	2,495.3	2,495.3
Intangible assets, net	725.4	814.3
Equity investments	376.2	368.7
Other assets, net of accumulated amortization of £50.5 (2008) and £45.0 (2007)	245.4	183.6
Due from group companies	659.1	637.4

Total assets	£10,866.0	£10,945.8

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£351.3	£372.9
Accrued expenses and other current liabilities	421.8	407.4
VAT and employee taxes payable	68.1	81.2
Restructuring liabilities	63.6	84.8
Interest payable	109.0	148.2
Interest payable to group companies	106.9	77.6
Deferred revenue	238.9	240.3
Current portion of long term debt	31.8	29.1

Total current liabilities	1,391.4	1,441.5
Long term debt, net of current portion	4,937.6	4,897.4
Long term debt, due to group companies	1,387.3	1,367.1
Deferred revenue and other long term liabilities	239.5	237.1
Deferred income taxes	82.3	81.0

Total liabilities	8,038.1	8,024.1

Commitments and contingent liabilities
Minority interest	0.1	—
Shareholders' equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2008 and 2007); issued and outstanding 224,552 ordinary shares (2008 and 2007)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	23.5	17.2
Accumulated deficit	(1,567.0)	(1,466.8)

Total shareholders' equity	2,827.8	2,921.7

Total liabilities and shareholders' equity	£10,866.0	£10,945.8

Note:
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended March 31,
	2008	2007
Revenue	£974.4	£991.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	447.6	438.4
Selling, general and administrative expenses	204.8	250.2
Other charges	4.5	10.6
Depreciation	225.9	226.7
Amortization	90.8	75.4

	973.6	1,001.3

Operating income (loss)	0.8	(9.9)
Other income (expense)
Interest income and other, net	6.2	4.7
Interest income from group companies	1.9	1.9
Interest expense	(99.4)	(94.8)
Interest expense to group companies	(29.7)	(27.0)
Share of income from equity investments	5.1	7.2
Foreign currency (losses) gains	(28.0)	3.2
Gains (losses) on derivative instruments	33.4	(0.5)

Loss before income taxes and minority interest	(109.7)	(115.2)
Income tax benefit (expense)	9.6	(0.7)
Minority interest	(0.1)	—

Net loss	£(100.2)	£(115.9)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2008	2007
Operating activities
Net loss	(100.2)	(115.9)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	316.7	302.1
Non-cash interest	(34.5)	(54.9)
Non-cash compensation	1.5	5.4
Income from equity accounted investments, net of dividends received	(4.4)	(5.6)
Income taxes	(8.3)	2.3
Amortization of original issue discount and deferred finance costs	5.5	5.9
Unrealized foreign currency losses (gains)	26.9	(1.7)
(Gains) losses on derivative instruments	(33.4)	0.5
Other	0.1	0.3
Changes in operating assets and liabilities	(88.0)	(47.4)

Net cash provided by operating activities	81.9	91.0

Investing activities
Purchase of fixed and intangible assets	(123.5)	(150.0)
Principal drawdowns on loans to equity investments	(4.9)	—
Investments in, and loans to, parent and subsidiary companies	12.3	19.3
Acquisitions, net of cash acquired	—	(1.0)
Other	0.3	—

Net cash used in investing activities	(115.8)	(131.7)

Financing activities
New borrowings, net of financing fees	—	(0.1)
Principal payments on long term debt and capital leases	(8.8)	(6.2)

Net cash used in financing activities	(8.8)	(6.3)

Decrease in cash and cash equivalents	(42.7)	(47.0)
Cash and cash equivalents, beginning of period	310.0	384.0

Cash and cash equivalents, end of period	£ 267.3	337.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        Virgin Media Investment Holdings Limited, or VMIH, is an indirect, wholly-owned subsidiary of Virgin Media Inc., or Virgin Media.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, as amended, for Virgin Media Inc. for the year ended December 31, 2007.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Long Term Debt

        Long term debt consists of (in millions):

	March 31, 2008	December 31, 2007
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£214.1	£214.2
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	179.1	165.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	277.0	277.2
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	50.4	50.4
Senior credit facility	4,833.7	4,804.8
Other loan notes due to affiliates	291.7	284.7
Capital leases	131.0	116.9
Other	4.7	4.8

	6,356.7	6,293.6
Less: current portion	(31.8)	(29.1)

	£6,324.9	£6,264.5

        The effective interest rate on the senior credit facility was 7.7% and 7.8% as at March 31, 2008 and December 31, 2007, respectively.

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.5% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible notes are unsecured senior obligations of Virgin Media Inc. The convertible notes bear interest at an annual rate of 6.5% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Holders may convert their notes, at their option, prior to August 15, 2016 only under certain

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Long Term Debt (Continued)

circumstances and may convert their notes at any time on or after August 15, 2016 through the second scheduled trading date preceding the maturity date. The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate will be subject to adjustment for stock splits, stock dividends, cash dividends in excess of certain thresholds, stock repurchases where the price exceeds market values, and certain other events. Upon conversion, we may settle in cash, shares of common stock or a combination of cash and shares of our common stock. We continue to review the accounting treatment of the convertible senior notes, including the possible requirement to separately account for embedded derivatives.

Note 3—Employee Benefit Plans

        The components of net periodic pension cost in the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three months ended March 31,
	2008	2007
Service costs	£0.4	£0.6
Interest costs	4.6	4.2
Expected return on plan assets	(5.4)	(4.8)

Net periodic benefit costs	£(0.4)	£—

Note 4—Other Charges Including Restructuring Charges

        Other charges of £4.5 million and £10.6 million for the three months ended March 31, 2008 and 2007, respectively, relate to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        The following tables summarize our historical restructuring accruals and the restructuring accruals resulting from the acquisitions during 2006 made by Virgin Media (in millions):

Historical Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2007	£—	£34.0	£34.0
Revisions	—	(0.4)	(0.4)
Charged to expense	—	0.9	0.9
Utilized	—	(15.3)	(15.3)

Balance, March 31, 2008	£—	£19.2	£19.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Other Charges Including Restructuring Charges (Continued)

Acquisition Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, December 31, 2007	£11.9	£38.9	£50.8
Revisions	1.2	2.0	3.2
Charged to expense	—	0.8	0.8
Utilized	(8.5)	(1.9)	(10.4)

Balance, March 31, 2008	£4.6	£39.8	£44.4

Note 5—Share Based Compensation

Stock Option Plans

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at March 31, 2008, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2007 Annual Report on Form 10-K, filed with the SEC on February 29, 2008, as amended.

Note 6—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2008	2007
Net loss for period	£(100.2)	£(115.9)
Net unrealized gains on derivatives, net of tax	15.9	24.5
Reclassification of derivative gains to net income, net of tax	(9.6)	(2.4)

Comprehensive loss	£(93.9)	£(93.8)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2008	December 31, 2007
Pension liability adjustments	£(0.2)	£(0.2)
Net unrealized gains on derivatives	23.7	17.4

	£23.5	£17.2

Note 7—Income taxes

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Income taxes (Continued)

the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have changed and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

        For the three months ended March 31, 2008, there was an income tax benefit was £9.6 million as compared with an income tax expense of £0.7 million for the same period in 2007. The income tax benefit for the three months ended March 31, 2008 was comprised of deferred federal tax expense of £1.2 million, a U.K. current tax benefit of £1.3 million and a U.K. deferred tax benefit of £9.5 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the quarter that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax expense for the three months ended March 31, 2007 was comprised of deferred federal tax expense of £2.0 million and a U.K. current tax benefit of £1.3 million, which related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the statement of operations.

Note 8—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media. We charge Virgin Media and our other group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its group companies (in millions):

	Three months ended March 31,
	2008	2007
Operating costs	£12.8	£10.9
Selling, general and administrative expenses	12.4	9.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Related Party Transactions (Continued)

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Note 9—Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments are required to be adopted by us in the first quarter of 2008 effective January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

        FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our financial assets and liabilities fall in level 2 in the fair value hierarchy described above.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Recent Accounting Pronouncements (Continued)

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 and December 31, 2007 (in millions):

	March 31, 2008	December 31, 2007
Included within other current assets:
Interest rate swaps	£—	£4.1

Included within other assets:
Foreign currency forward rate contracts	£24.9	£18.3
Interest rate swaps	8.1	11.2
Cross-currency interest rate swaps	92.1	30.6

	£125.1	£60.1

Included within deferred revenue and other long term liabilities
Foreign currency forward rate contracts	£72.5	£67.9
Interest rate swaps	—	—
Cross-currency interest rate swaps	46.2	54.4

	£118.7	£122.3

        As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2 in the fair value hierarchy.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We did not elect to utilize the fair value option as permitted by FAS 159 for any of our assets or liabilities as at December 31, 2007.

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Recent Accounting Pronouncements (Continued)

must be retrospectively applied to comparative financial statements. We are currently assessing the impact of FAS 160 on our consolidated financial position and results of operations.

Note 10—Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly-owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly-owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of certain costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

        Segment information for the three months ended March 31, 2008 and 2007 is as follows (in millions):

	Three months ended March 31, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£751.5	£83.4	£139.5	£—	£974.4
Inter segment revenue	0.7	6.3	—	(7.0)	—
Operating costs	(296.2)	(65.1)	(92.6)	6.3	(447.6)
Selling, general and administrative expenses	(156.3)	(19.5)	(29.7)	0.7	(204.8)

Segment OCF	299.7	5.1	17.2	—	322.0
Depreciation, amortization and other charges	(291.2)	(4.5)	(25.5)	—	(321.2)

Operating income (loss)	£8.5	£0.6	£(8.3)	£—	£0.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Industry Segments (Continued)

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

Overview

        Virgin Media is a leading U.K. entertainment and communications business providing the first "quad-play" offering of television, broadband, fixed line telephone and mobile telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. By number of customers, we are the U.K.'s largest residential broadband and mobile virtual network operator and the second largest provider in the U.K. of pay television and fixed line telephone services. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Through Virgin Media Television, or Virgin Media TV, we also provide a broad range of programming through our wholly owned channels, such as Virgin 1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable:  our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile:  our mobile segment includes the provision of mobile telephone services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content:  our content segment includes the operations of our U.K. television channels, such as Virgin 1, which was launched on October 1, 2007, as well as Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        Our revenue by segment for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Three months ended March 31,
	2008		2007
Cable Segment
Consumer	£618.2	61.7%	£637.3	62.4%
Business	160.7	16.1	163.0	15.9

	778.9	77.8	800.3	78.3
Mobile Segment	139.5	13.9	141.0	13.8
Content Segment	83.4	8.3	80.6	7.9

	£1,001.8	100.0%	£1,021.9	100.0%

        For further discussion of our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended.

Factors Affecting Our Business

Cable Segment

        In our Cable segment, residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, capital expenditures and seasonality.

        Customer Churn.    Customer churn is a measure of the number of customers who stop subscribing to our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like competition and customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

        Cable ARPU.    Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and generally allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any recognition of revenue from our Mobile segment.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom ("BT") and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc ("BSkyB") and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. ("Tiscali") and BT, and mobile telephone services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

        Seasonality.    Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

Mobile Segment

        Factors particularly affecting our Mobile segment include competition, seasonality and our third party distribution arrangements.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets from mobile operators, including O2, Vodafone, Orange, T-Mobile and 3, and from other mobile virtual network operators, including Tesco Mobile, BT Mobile and Carphone Warehouse. Many of our competitors are part of large multinational organizations, have substantial advertising and marketing budgets, and have a significant retail presence. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

        Seasonality.    Some revenue streams and cost drivers are subject to seasonal factors. For example, in the fourth quarter of each year our customer acquisition and retention costs typically increase due to the Christmas holiday period. Our ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. During the summer holiday months, roaming revenue is generally higher as a result of increased international travel.

        Distribution.    We primarily rely upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new customers or retain existing customers may be adversely affected. We also distribute our products through our own retail outlets.

Content Segment

        Factors particularly affecting our Content segment include competition, the number of buyers for our television channels, our access to content, seasonality and advertising revenue.

        Competition.    Our television channels compete with other broadcasters for advertising revenues, subscription revenues, and programming rights. sit-up competes with a large variety of retailers in the U.K. market and with other television channels for audiences. IDS, our advertising sales department, competes with advertising sales operations representing other television broadcasters.

        Limited Number of Buyers.    The principal third party buyer of our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our television channels.

        Access to Content.    Most of the television content on the Virgin Media TV channels is purchased, mainly from the U.S., and because there is a limited supply of content available and an increasing number of digital channels in the U.K., Virgin Media TV has experienced and may continue to experience an increase in the cost of its programming.

        Seasonality.    Our Content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday period. Also, sit-up records increased revenues and costs in the fourth quarter due to generally higher retail sales in the lead up to the Christmas holiday.

        Advertising Revenue.    The majority of revenue for Virgin Media TV is from advertisers. Consequently, Virgin Media TV's revenue is directly affected by changes in the total spend on television advertising in the U.K., the viewing levels for its channels and the proportion of the U.K. advertising market represented by IDS.

General

        Other factors affecting our business include:

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have implemented a hedging program to mitigate the risk from these exposures. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates.

        Integration.    We continue to integrate our legacy NTL and Telewest cable businesses and Virgin Mobile. We will be completing the final stages of the integration of our cable billing platforms during 2008. Any issues that may arise in connection with our integration could have a material negative effect on our financial performance.

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

        For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenue

        For the three months ended March 31, 2008, revenue decreased by 2.0% to £1,001.8 million from £1,021.9 million for the three months ended March 31, 2007. This decrease was primarily due to a decline in revenue in our Cable segment driven by declining prices due to increased competition, partially offset by revenue increases in our Content segment. See further discussion of our Cable and Content segments below.

Expenses

        Operating costs:    For the three months ended March 31, 2008, operating costs, including network expenses, increased by 2.5% to £460.4 million from £449.3 million during the same period in 2007. This increase was primarily attributable to increases in the operating costs in our Content and Mobile segments. Operating costs as a percentage of revenue increased to 46.0% for the three months ended March 31, 2008, from 44.0% for the same period in 2007 due to increased programming costs in our Content segment following the launch of our new Virgin 1 channel, and increased costs relating to higher handset volumes along with increased interconnect costs in our Mobile segment.

        Selling, general and administrative expenses:    For the three months ended March 31, 2008, selling, general and administrative expenses decreased by 18.6% to £217.2 million from £266.9 million for the three months ended March 31, 2007. This decrease was primarily attributable to a reduction in costs in relation to marketing and our rebrand to Virgin Media in 2007 along with lower employee related costs including reduced share based compensation expense.

Other charges

        Other charges of £4.6 million in the three months ended March 31, 2008, related primarily to an increase in our accrual for lease exit costs in relation to changes in U.K. property tax rates which was offset by decreases as a result of the surrender or sub-lease of a number of lease contracts. Other charges of £11.6 million for the three months ended March 31, 2007 related primarily to lease exit costs and involuntary employee termination costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

Depreciation expense

        Depreciation expense of £231.5 million for the three months ended March 31, 2008, remained broadly at the same level as for the three months ended March 31, 2007. Increases in depreciation expense in respect of purchases of new fixed assets and changes in the useful economic lives of certain asset categories with effect from January 1, 2008 were offset by reductions in depreciation expense as a result of fixed assets becoming fully depreciated.

Amortization expense

        For the three months ended March 31, 2008, amortization expense increased to £92.7 million from £77.3 million for the three months ended March 31, 2007. The increase in amortization expense related to the reduction in the remaining useful economic life of certain intangible assets effective from January 1, 2008.

Interest income and other, net

        For the three months ended March 31, 2008, interest income and other decreased to £6.3 million from £7.0 million for the three months ended March 31, 2007, primarily as a result of lower cash and cash equivalents throughout the period as compared to the same period in 2007 partially offset by higher interest rates.

Interest expense

        For the three months ended March 31, 2008, interest expense increased to £123.4 million from £118.5 million for the three months ended March 31, 2007, primarily as a result of the increasing costs on the variable portion of our debt in the three months ended March 31, 2008.

        We paid cash interest of £142.1 million for the three months ended March 31, 2008, and £155.0 million for the three months ended March 31, 2007. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility.

Gains (losses) on derivative instruments

        Gains on derivative instruments of £33.4 million in the three months ended March 31, 2008 mainly related to the recognition of favorable mark to market changes in the valuation of euro denominated derivative instruments that are not designated as accounting hedges. The losses on derivative instruments of £0.5 million in the three months ended March 31, 2007 mainly related to unfavorable movements in the fair value of sterling interest rate swaps.

Foreign currency (losses) gains

        The foreign currency losses of £28.4 million in the three months ended March 31, 2008 were largely comprised of unrealized losses resulting from unfavorable exchange rate movements on our euro denominated debt. The foreign currency gains of £3.3 million in the three months ended March 31, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on U.S. dollar transactions.

Income tax expense

        For the three months ended March 31, 2008 there was an income tax benefit of £7.3 million as compared with an income tax expense of £3.5 million for the same period in 2007. The income tax benefit for the three months ended March 31, 2008 was comprised of current federal tax expense of £0.2 million, deferred federal tax expense of £3.3 million, a U.K. current tax benefit of £1.3 million and a U.K. deferred tax benefit of £9.5 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the recognition of deferred tax assets, which offset deferred tax liabilities related to amounts recognized in the statement of other comprehensive income. The income tax expense for the three months ended March 31, 2007 was comprised of current federal tax expense of £0.3 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £5.1 million and a U.K. current tax benefit of £1.3 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

Net loss

        For the three months ended March 31, 2008, net loss decreased to £104.4 million compared with a net loss of £120.3 million for the same period in 2007 due to the factors discussed above.

Net loss per share

        Basic and diluted net loss per common share for the three months ended March 31, 2008 was £0.32 compared to £0.37 for the three months ended March 31, 2007. Basic and diluted net loss per share is computed using a weighted average of 327.8 million shares outstanding in the three months ended March 31, 2008 and a weighted average of 324.2 million shares outstanding for the same period in 2007. Options and warrants to purchase shares along with shares of restricted stock held in escrow outstanding at March 31, 2008 and March 31, 2007 are excluded from the calculation of diluted net loss per share, since the inclusion of such options, warrants and restricted stock are anti-dilutive.

Segmental Results of Operations for the Three Months Ended March 31, 2008 and 2007

        A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 9 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of March 31, 2008. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

        The summary combined results of operations of our Cable segment for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three months ended March 31,
	2008	2007
Revenue	£778.9	£800.3
Inter segment revenue	0.7	0.9
Segment OCF	301.9	266.8
Depreciation, amortization and other charges	(298.8)	(295.5)
Operating income (loss)	£3.1	£(28.7)

  Revenue

        Our Cable segment revenue by customer type for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Three months ended March 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Consumer	£618.2	£637.3	(3.0)%
Business	160.7	163.0	(1.4)%

Total revenue	£778.9	£800.3	(2.7)%

        Consumer:    For the three months ended March 31, 2008, revenue from residential customers decreased by 3.0% to £618.2 million from £637.3 million for the three months ended March 31, 2007. This decrease was primarily due to higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace, particularly relating to steps taken to increase the alignment of the prices paid by our existing customers with the prices paid by new customers. Partially offsetting these decreases were increases in revenue from selective telephony price rises as well as from additional customers subscribing to our broadband and television services.

        Cable ARPU decreased to £41.91 for the three months ended March 31, 2008 from £42.75 for the three months ended March 31, 2007. The decrease in Cable ARPU was primarily due to higher price discounting as discussed above. The decline has been mitigated by our focus on acquiring new bundled customers and cross-selling and up-selling to existing customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Cable Revenue Generating Units, or Cable RGUs, per customer increasing to 2.32 at March 31, 2008 from 2.20 at March 31, 2007 and by triple-play penetration growing to 51.3% at March 31, 2008 from 42.9% at March 31, 2007. A triple-play customer is a customer who subscribes to our television, broadband and fixed line telephone services.

  Business:

        Business revenue was comprised of (in millions):

	Three months ended March 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Retail:
Voice	£50.2	£56.4	(11.0)%
Data	45.0	41.2	9.2%
Other	18.6	14.9	24.8%

	113.8	112.5	1.2%
Wholesale:	46.9	50.5	(7.1)%

Total revenue	£160.7	£163.0	(1.4)%

        For the three months ended March 31, 2008, revenue from business customers decreased by 1.4% to £160.7 million from £163.0 million for the three months ended March 31, 2007. This decrease was attributable to declines in wholesale and telephony voice revenues, partially offset by growth in retail data and other revenues. Retail data revenues represented 39.5% of the retail business revenues for the three months ended March 31, 2008 compared with 36.6% for the three months ended March 31, 2007.

        Other retail revenue in the three months ended March 31, 2008 was £18.6 million compared to £14.9 million in the three months ended March 31, 2007. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project is the provision of telecoms network equipment for Heathrow airport's new Terminal 5 which contributed £9.7 million of revenue in the three months ended March 31, 2008 compared to £4.7 million in the same period last year

  Cable segment OCF

        For the three months ended March 31, 2008, Cable segment OCF increased to £301.9 million from £266.8 million for the three months ended March 31, 2007. The increase is partly due to savings in the three months ended March 31, 2008 made in selling, general and administrative expenses as a result of a reduction in costs in relation to marketing and our rebrand to Virgin Media in 2007 along with lower employee related costs including reduced share based compensation expense, together with lower direct operating costs as a result of lower revenues. Partially offsetting these savings was lower consumer revenue as a result of higher price discounting, lower subscriber numbers and the decline in revenue from business customers, as described above.

  Summary Cable Statistics

        Selected statistics for our residential cable customers, excluding customers off our cable network and Virgin Mobile customers, for the three months ended March 31, 2008 as well as the four prior quarters, are set forth in the table below. The total number of cable customers directly connected to our network fell by 117,200 during the six months ended June 30, 2007, partly as a result of the increased competition in the market place together with the removal of BSkyB's basic channels from our platform. The total number of cable customers increased by 42,300 in the three subsequent quarters, reflecting our focus on reducing customer churn during these periods, particularly in the three months ended December 31, 2007 and March 31, 2008 during which our average monthly churn fell to

1.4% and 1.2%, respectively. The total number of Cable RGU's grew to 11,077,600 at March 31, 2008 from 10,587,000 at March 31, 2007, representing a net increase in RGUs of 490,600.

	Three months ended
	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
Opening customers	4,774,700		4,750,300		4,737,300		4,807,600		4,854,500
Customer additions	181,400		225,100		256,500		191,900		184,300
Customer disconnects	(176,500)		(200,700)		(243,500)		(262,200)		(231,200)
Net customer movement	4,900		24,400		13,000		(70,300)		(46,900)
Closing customers	4,779,600		4,774,700		4,750,300		4,737,300		4,807,600
Cable churn(1)	1.2%		1.4%		1.7%		1.8%		1.6%
Cable Revenue Generating Units(2)(3)
Television	3,514,900		3,478,100		3,417,000		3,396,600		3,390,000
DTV (included in Television)	3,311,400		3,253,500		3,167,000		3,125,300		3,081,100
Telephone	4,060,400		4,031,400		3,992,500		3,993,800		4,050,600
Broadband	3,502,300		3,413,900		3,307,700		3,191,900		3,146,400
Total Cable Revenue Generating Units	11,077,600		10,923,400		10,717,200		10,582,300		10,587,000
Cable RGU/Customer	2.32	x	2.29	x	2.26	x	2.23	x	2.20	x
Triple-play penetration	51.3%		49.5%		47.0%		45.2%		42.9%
Cable Average Revenue Per User(4)	£41.91		£42.24		£41.55		£42.16		£42.75
Cable ARPU calculation:
On-net Cable revenues (millions)	£601.0		£604.7		£590.5		£603.1		£620.0
Average customers	4,780,200		4,771,700		4,737,100		4,768,000		4,834,900

(1)
Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(2)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with promotional offers.

(3)
Data cleanse activity in the second quarter of 2007 did not result in a change in customer numbers but did result in an increase of 4,200 RGUs comprised of an increase of approximately 4,400 Television and 100 Telephone RGUs and a decrease of approximately 300 Broadband RGUs.

(4)
The monthly cable average revenue per user, or Cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three.

        Selected statistics for our residential customers that are not connected directly through our cable network are set forth in the table below.

	Three months ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Broadband RGUs	279,500	287,300	282,300	275,200	270,500
Telephone RGUs	102,400	103,900	90,500	75,500	65,100

        Broadband RGUs and telephone RGUs above declined by 7,800 and 1,500, respectively, during the three months ended March 31, 2008. The primary reason for these declines was the disconnection of "Freedom" subscribers. Freedom was one of the brand names under which we marketed broadband and telephone products not directly connected through our cable network. We have been migrating Freedom subscribers to our current products over recent quarters but, due to changes in our billing platforms and the cost associated with continuing to support the Freedom billing platform, we disconnected the final 12,400 broadband subscribers and 20,200 telephony subscribers during the three months ended March 31, 2008.

Mobile Segment

        The summary combined results of operations of our Mobile segment for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three months ended March 31
	2008	2007
Revenue	£139.5	£141.0
Segment OCF	17.2	26.7
Depreciation, amortization and other charges	(25.5)	(21.4)
Operating (loss) income	£(8.3)	£5.3

  Revenue

        Our Mobile segment revenue for the three months ended March 31, 2008 and 2007 was comprised of (in millions):

	Three months ended March 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Service	£134.5	£136.0	(1.1)%
Equipment(1)	5.0	5.0	—%

Total revenue	£139.5	£141.0	(1.1)%

    (1)
    Equipment revenue is stated net of discounts earned through service usage.

        For the three months ended March 31, 2008, revenue decreased to £139.5 million from £141.0 million for the three months ended March 31, 2007. The decrease was primarily attributable to lower service revenues as a result of higher prepay churn and lower Mobile ARPU.

        Mobile ARPU decreased slightly to £10.04 for the three months ended March 31, 2008 from £10.07 for the three months ended March 31, 2007. The decrease was primarily due to lower prepay usage, mainly due to increased competition.

  Mobile segment OCF

        For the three months ended March 31, 2008, Mobile segment OCF was £17.2 million compared with £26.7 million for the three months ended March 31, 2007. This decrease was due primarily to increased equipment costs related to higher handset volumes and increased interconnect costs due to increases in "in bundle" text and minute volumes.

  Summary Mobile Statistics

        Selected statistics for Virgin Mobile are set forth in the table below. Between March 31, 2008 and March 31, 2007, the number of mobile customers decreased by a net 38,300. Contract customer gains of 189,400 were offset by net losses of 227,700 prepay customers. The growth in contract customers reflects the drive for "quad - play" packages through cross-selling with our Cable segment products. The decline in prepay customers reflects increased competition in the prepay market.

	Three months ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Opening mobile customers(1):
Prepay	4,115,100	4,102,100	4,115,900	4,215,200	4,330,700
Contract	376,300	328,800	299,100	246,300	192,100

	4,491,400	4,430,900	4,415,000	4,461,500	4,522,800
Net mobile customer additions:
Prepay	(127,600)	13,000	(13,800)	(99,300)	(115,500)
Contract	59,400	47,500	29,700	52,800	54,200

	(68,200)	60,500	15,900	(46,500)	(61,300)
Closing mobile customers:
Prepay	3,987,500	4,115,100	4,102,100	4,115,900	4,215,200
Contract	435,700	376,300	328,800	299,100	246,300

	4,423,200	4,491,400	4,430,900	4,415,000	4,461,500
Mobile average revenue per user(2)	£10.04	£10.69	£11.11	£10.70	£10.07
Mobile ARPU calculation:
Mobile service revenue (millions)	£134.5	£142.0	£147.3	£142.3	£136.0
Average mobile customers	4,465,200	4,429,200	4,417,900	4,434,700	4,499,300

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 90 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected.

(2)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the period, divided by the average number of active customers for the period, divided by three.

Content Segment

        The summary combined results of operations of our Content segment for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three months ended March 31,
	2008	2007
Revenue	£83.4	£80.6
Inter segment revenue	6.3	5.9
Segment OCF	5.1	12.2
Depreciation, amortization and other charges	(4.5)	(4.1)
Operating income	£0.6	£8.1

  Revenue

        Our Content segment revenue for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Three months ended March 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Virgin Media TV	£28.4	£29.3	(3.1)%
sit-up	55.0	51.3	7.2%

Total revenue	£83.4	£80.6	3.5%

        For the three months ended March 31, 2008, revenue in the Content segment increased by 3.5% to £83.4 million from £80.6 million for the three months ended March 31, 2007. This increase was driven primarily by increased retail revenue from our sit-up television channels together with increased advertising revenues from Virgin Media TV, partially offset by the loss of revenue in Virgin Media TV from our program rights licensing business which was disposed of in July 2007.

  Content segment OCF

        For the three months ended March 31, 2008, Content segment OCF decreased by 58.2% to £5.1 million from £12.2 million for the three months ended March 31, 2007. The higher Content segment OCF in the three months ended March 31, 2007 was primarily due to an accrual reversal of £7.9 million relating to the settlement of a long-running legal claim.

  Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £6.2 million and £7.1 million for the three months ended March 31, 2008, and 2007 respectively. At March 31, 2008, our investment in UKTV was carried on the balance sheet at £376.4 million, which includes an outstanding loan totaling £148.7 million.

        UKTV receives financing through a loan from Virgin Media, which was £148.7 million at March 31, 2008. This loan effectively acts as a revolving facility for UKTV. We made cash payments to UKTV in the form of loan capital drawdowns of £4.9 million for the three months ended March 31, 2008. We received dividends, interest payments and payment for consortium tax relief from UKTV totaling £5.9 million during the quarter ended March 31, 2008.

Liquidity and Capital Resources

        As of March 31, 2008, we had £6,014.6 million of debt outstanding, compared to £5,958.5 million as of December 31, 2007, and £6,159.3 million as of March 31, 2007, and £282.3 million of cash and cash equivalents, compared to £321.4 million as of December 31, 2007 and £365.1 million as of March 31, 2007. The decrease in debt since March 31, 2007 was primarily attributable to a mandatory prepayment of our senior credit facility of £73.6 million in May 2007 as a result of cash flow generated in 2006, and a voluntary prepayment of £200 million in December 2007 utilizing cash reserves, partially offset by exchange rate movements on our debt denominated in currencies other than the pound sterling. The increase in debt since the year end is primarily the result of changes in foreign exchange rates.

        As discussed in greater detail below, on April 16, 2008 we issued $1.0 billion of 6.5% convertible senior notes and used the net proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009 and 2012. We continue to review the accounting treatment of the senior convertible notes, including the possible requirement to separately account for embedded derivatives.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating cost, capital expenditure, interest expense and debt amortization requirements. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. We expect that our cash on hand, together with cash from operations and our undrawn credit facility, will be sufficient for our cash requirements through the next twelve months. However, our cash requirements after the next twelve months may exceed these sources of cash. For instance, debt amortization repayments under our senior credit facility increase significantly in 2010. We believe that we will need to address these scheduled principal payments in part through means other than reliance on cash flow from operations, such as raising additional debt or equity, refinancing our existing facility, possible sales of assets, or other means. We may not be able to obtain financing, or sell assets at all, or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

        Our long term debt is held by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries. As a result, they will depend upon the receipt of sufficient funds from their respective subsidiaries to meet their obligations. In addition, the terms of our existing and future indebtedness and the laws of the jurisdictions under which our subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to them under many circumstances.

        Our debt agreements contain restrictions on our ability to transfer cash between groups of our subsidiaries. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2008 and 2007

        For the three months ended March 31, 2008, cash provided by operating activities increased to £105.3 million from £104.7 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, cash paid for interest, exclusive of amounts capitalized, decreased to £142.1 million from £155.0 million during the same period in 2007. This decrease was primarily due to differences in the timing of interest payments on our senior credit facility.

        For the three months ended March 31, 2008, cash used in investing activities was £129.6 million compared with cash used in investing activities of £147.9 million for the three months ended March 31, 2007. The cash used in investing activities in the three months ended March 31, 2008 and 2007 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets decreased to £125.0 million for the three months ended March 31, 2008 from £152.6 million for the same period in 2007 primarily because of timing of fixed asset purchases along with greater use of finance leases.

        Cash used in financing activities for the three months ended March 31, 2008 was £14.8 million compared to £9.2 million for the three months ended March 31, 2007. Cash used in financing activities for the three months ended March 31, 2008 and 2007 was primarily used for payments on capital leases and dividend payments.

Long Term Debt

Senior Credit Facility

        During 2006, we entered into a senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6 1/2 year bullet Tranche B1 term loan facility, a £351 million 6 1/2 year bullet Tranche B2 term loan facility, a €500 million 6 1/2 year bullet Tranche B3 term loan facility, a $650 million 6 1/2 year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility.

        In April 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5 1/2 year bullet Tranche B5 term loan facility and a 5 1/2 year Tranche B6 term loan facility. We used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities. In April 2007, we also amended our senior credit facility to among other things, (i) enable us to issue this £890 million of additional indebtedness, (ii) relax certain of our financial covenants, and (iii) provide us with additional flexibility, including permitting our Board of Directors, if they so determine, to pay increased levels of dividends on our common stock.

        As adjusted to give proforma effect to the convertible note financing in April 2008 as described below, the principal payments on our senior credit facility are scheduled as follows (in millions):

Date	Amount
September 30, 2009	4.1
March 31, 2010	526.3
September 30, 2010	579.4
March 3, 2011	966.0
September 3, 2012	1,951.1
March 3, 2013	300.0

        The senior credit facility (other than for Tranche C) has the benefit of a full and unconditional senior secured guarantee from Virgin Media Finance PLC as well as first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited, or VMIH, and of receivables arising under any intercompany loans to those subsidiaries. The senior secured guarantee of Virgin Media Finance PLC is secured by a first priority pledge of the entire capital stock of VMIH and the receivables under any intercompany loans from Virgin Media Finance PLC to VMIH. The guarantee of Tranche C of the senior credit facility will share in the security of Virgin Media Finance PLC granted to the senior credit facility, but will receive proceeds only after the other tranches and will not benefit from guarantees or security granted by other members of the group.

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

        The applicable interest margins for Tranche B and Tranche C are as follows:

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
B5	2.125%
B6	2.125%
C	2.750%

Senior Notes

        On July 25, 2006, Virgin Media Finance PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with a principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year, beginning February 15, 2007. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media.

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

Convertible Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.5% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible notes are unsecured senior obligations of Virgin Media Inc. The convertible notes bear interest at an annual rate of 6.5% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Holders may convert their notes, at their option, prior to August 15, 2016 only under certain circumstances and may convert their notes at any time on or after August 15, 2016 through the second scheduled trading date preceding the maturity date. The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate will be subject to adjustment for stock splits, stock dividends, cash dividends in excess of certain thresholds, stock repurchases where the price exceeds market values, and certain other events. Upon conversion, we may settle in cash, shares of common stock or a combination of cash and shares of our common stock. The holders of the convertible notes may elect: (i) in the case of a make-whole fundamental change (as defined in the indenture governing the convertible notes) to convert the notes prior to the effective time of such change, in which case the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible notes; or (ii) upon the effective time of any fundamental change (as defined in the indenture), to require us to repurchase the convertible notes at their principal amount plus accrued but unpaid interest.

Restrictions under our Existing Debt Agreements

        The agreements governing the senior notes and the senior credit facility significantly, and in some cases, absolutely, restrict our ability and the ability of most of our subsidiaries to:

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

        We are also subject to financial maintenance covenants under our senior credit facility. These covenants require us to meet financial covenants on a quarterly basis and the required levels increase over time. As a result, we will need to continue to improve our operating performance over the next several years to meet these levels. Failure to meet these covenant levels would result in a default under our senior credit facility.

Debt Ratings

        To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The corporate debt ratings and outlook currently assigned by the rating agencies engaged by us are as follows:

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Negative
Standard & Poor's	B+	Stable

Cash Dividends

        During the year ended December 31, 2007 and the three months ended March 31, 2008, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Three months ended March 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6

        Future payments of regular quarterly dividends by us are at the discretion of the Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Off-Balance Sheet Arrangements

        As of March 31, 2008 and March 31, 2007, we had no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

        There have been no material changes in the three months ending March 31, 2008 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended. Subsequent to March 31, 2008, we issued convertible senior notes and made repayments on our senior credit facility as discussed under Long Term Debt.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the three months ending March 31, 2008 to the information required under this Item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended.

ITEM 4.    CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A:    RISK FACTORS

        There have been no material changes in the risk factors discussed under "Risk Factors" and elsewhere in our Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended, except for the following additional risk factor.

Conversion of the convertible notes will dilute the ownership interest of existing stockholders

        Any issuance by us of our common stock upon conversion of the convertible notes will dilute the equity ownership interest of existing stockholders, including holders who have received shares of our common stock upon prior conversion of the convertible notes. Additionally, the convertible notes include anti-dilution and "make-whole" premium provisions that, if triggered, would result in an increase in the number of shares of our common stock issuable upon conversion of the convertible notes. Conversion of the convertible notes in circumstances where these provisions have operated could have a significantly greater dilutive effect.

        Sales in the public market of the common stock issued upon conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
March 1 - March 31, 2008	17,084	$13.55	—	$—

Total	17,084	13.55	—	—

(1)
In March, 2007, we adopted a net issuance policy to permit the net issuance of restricted stock to, and the net issuance exercise of our stock options by, a director or employee in specified circumstances. In a net issuance transaction, we withhold sufficient shares to satisfy the withholding taxes triggered upon the vesting of restricted stock or to satisfy the payment of the exercise price for options. This type of transaction is treated for accounting purposes effectively as the purchase of stock by the Company and an immediate cancellation of treasury stock.

(2)
Based on the mid-market share price of our common stock on the date of the net issuance transaction.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders in the quarter ended March 31, 2008.

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

Exhibit No.
3.1	Second restated certificate of incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2
Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
4.1
Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
4.2
Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
10.1
Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2008-2010 long-term incentive plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
10.2*	Service Agreement, dated as of March 13, 2008, between Virgin Media Limited and Andrew Barron.
10.3*	Restricted Stock Agreement, dated as of April 30, 2008, between Virgin Media Inc. and James Mooney.
10.4*	Description of the Virgin Media Inc. 2008 Bonus Scheme.
10.5*	Description of the 2008-2010 Virgin Media Inc. Long Term Incentive Plan.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Senior Vice President—Finance, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.

32.1*	Certifications of Chief Executive Officer and Senior Vice President—Finance Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1
Description of the 6.50% Convertible Senior Notes due 2016 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
99.2*	Description of the Common Stock.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: May 8, 2008	By:	/s/ NEIL BERKETT
Neil Berkett Chief Executive Officer
Date: May 8, 2008	By:	/s/ CHARLES K. GALLAGHER
Charles K. Gallagher Senior Vice President—Finance
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: May 8, 2008	By:	/s/ NEIL BERKETT
Neil Berkett Chief Executive Officer
Date: May 8, 2008	By:	/s/ CHARLES K. GALLAGHER
Charles K. Gallagher Senior Vice President—Finance

QuickLinks

VIRGIN MEDIA INC. FORM 10-Q QUARTER ENDED MARCH 31, 2008 INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
VIRGIN MEDIA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions) (except par value)
VIRGIN MEDIA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in millions, except per share data)
VIRGIN MEDIA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
VIRGIN MEDIA INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except par value)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in millions)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A: RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES