Form 10-Q
period 2008-06-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2008-08-07
CIK 1270400, 1322791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filers ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of August 4, 2008, there were 328,107,207 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 855,834 unvested shares of restricted stock held in escrow.

        The Additional Registrant meets the conditions set forth in General Information H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008
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

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or SEC, on February 29, 2008, as amended, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 8, 2008. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

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

Note Concerning Virgin Media Investments Holdings Limited

        This quarterly report on Form 10-Q (excepting separate financial statements responsive to Part I, Item 1) covers both Virgin Media and Virgin Media Investment Holdings Limited, or VMIH, a company incorporated in England and Wales with its address at 160 Great Portland Street, London W1W 5QA, United Kingdom, which is a wholly owned subsidiary of Virgin Media Finance PLC and a wholly owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH's guarantee of those notes is not deemed to be unconditional.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)(except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£426.8	£321.4
Restricted cash	6.0	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £20.0 (2008) and £19.5 (2007)	437.1	455.6
Inventory	94.8	75.4
Prepaid expenses and other current assets	185.4	94.8

Total current assets	1,150.1	953.3
Fixed assets, net	5,491.6	5,655.6
Goodwill and other indefinite-lived intangible assets	2,116.7	2,488.2
Intangible assets, net	657.4	816.7
Equity investments	373.0	368.7
Other assets, net of accumulated amortization of £55.9 (2008) and £45.0 (2007)	176.9	183.6

Total assets	£9,965.7	£10,466.1

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£382.8	£372.9
Accrued expenses and other current liabilities	510.9	406.2
VAT and employee taxes payable	71.6	86.1
Restructuring liabilities	57.7	89.6
Interest payable	137.3	172.5
Deferred revenue	268.0	250.3
Current portion of long term debt	33.3	29.1

Total current liabilities	1,461.6	1,406.7
Long term debt, net of current portion	5,990.2	5,929.4
Deferred revenue and other long term liabilities	160.9	238.5
Deferred income taxes	83.3	81.0

Total liabilities	7,696.0	7,655.6

Commitments and contingent liabilities
Minority interest	0.2	—
Shareholders' equity
Common stock—$.01 par value; authorized 1,000.0 (2008 and 2007) shares; issued 329.0 (2008) and 328.9 (2007) and outstanding 328.1 (2008) and 327.5 (2007) shares	1.8	1.8
Additional paid-in capital	4,343.7	4,335.9
Accumulated other comprehensive income	164.7	148.6
Accumulated deficit	(2,240.7)	(1,675.8)

Total shareholders' equity	2,269.5	2,810.5

Total liabilities and shareholders' equity	£9,965.7	£10,466.1

Note:    The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

 VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	£990.5	£995.0	£1,992.3	£2,016.9
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	434.9	435.1	895.3	884.4
Selling, general and administrative expenses	222.7	244.6	439.9	511.5
Other (income) charges	(1.7)	3.1	2.9	14.7
Depreciation	230.2	231.6	461.7	463.7
Amortization	71.3	77.6	164.0	154.9
Goodwill impairment	366.2	—	366.2	—

	1,323.6	992.0	2,330.0	2,029.2

Operating (loss) income	(333.1)	3.0	(337.7)	(12.3)
Other income (expense)
Interest income and other, net	7.6	7.8	13.9	14.8
Interest expense	(121.6)	(128.1)	(245.0)	(246.6)
Share of income from equity investments	3.9	5.3	9.0	12.5
Foreign currency gains (losses)	3.4	2.3	(25.0)	5.6
Loss on extinguishment of debt	(5.6)	(1.1)	(5.6)	(1.1)
(Losses) gains on derivative instruments	(2.3)	(1.0)	31.1	(1.5)

Loss before income taxes and minority interest	(447.7)	(111.8)	(559.3)	(228.6)
Income tax benefit (expense)	0.6	(7.2)	7.9	(10.7)
Minority interest	(0.1)	—	(0.2)	—

Net loss	£(447.2)	£(119.0)	£(551.6)	£(239.3)

Basic and diluted net loss per share	£(1.36)	£(0.37)	£(1.68)	£(0.74)

Dividends per share (in U.S. dollars)	$0.04	$0.03	$0.08	$0.05

Average number of shares outstanding	328.1	325.5	328.0	324.8

See accompanying notes.

 VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2008	2007
Operating activities
Net loss	£(551.6)	£(239.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	625.7	618.6
Goodwill impairment	366.2	—
Non-cash interest	(29.8)	(65.4)
Non-cash compensation	7.2	14.3
Income from equity accounted investments, net of dividends received	(5.0)	(9.2)
Income taxes	(6.1)	12.7
Amortization of original issue discount and deferred financing costs	10.9	11.6
Unrealized foreign currency losses (gains)	21.7	(1.2)
Loss on extinguishment of debt	5.6	1.1
(Gains) losses on derivative instruments	(24.1)	1.5
Other	(0.5)	—
Changes in operating assets and liabilities	(41.4)	(123.6)

Net cash provided by operating activities	378.8	221.1

Investing activities
Purchase of fixed and intangible assets	(233.3)	(286.2)
Principal repayments on loans to equity investments	0.6	6.2
Acquisitions, net of cash acquired	—	(1.0)
Other	1.6	2.1

Net cash used in investing activities	(231.1)	(278.9)

Financing activities
New borrowings, net of financing fees	494.0	874.5
Proceeds from employee stock option exercises	0.6	4.0
Principal payments on long term debt and capital leases	(523.7)	(951.4)
Dividends paid	(13.3)	(8.3)

Net cash used in financing activities	(42.4)	(81.2)

Effect of exchange rate changes on cash and cash equivalents	0.1	(2.4)
Increase (decrease) in cash and cash equivalents	105.4	(141.4)
Cash and cash equivalents, beginning of period	321.4	418.5

Cash and cash equivalents, end of period	£426.8	£277.1

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£263.5	£295.0

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, as amended.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Goodwill and Intangible Assets

        During the six months ended June 30, 2008, assets not subject to amortization were adjusted for the following (in millions):

	Trade Names	Reorganization Value	Goodwill
Balance, December 31, 2007	£16.5	£146.1	£2,325.6
Deferred tax balances	—	(5.3)	—
Goodwill impairment	—	—	(366.2)

Balance, June 30, 2008	£16.5	£140.8	£1,959.4

        During the six months ended June 30, 2008, reorganization value in excess of amounts allocable to identifiable assets was reduced by £5.3 million due to the use of deferred tax assets that existed as at January 10, 2003 that were previously offset by a valuation allowance.

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units, included in our Content segment, and the Virgin Mobile reporting unit. The fair value of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair value of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Virgin Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Virgin Mobile reporting unit's individual assets and liabilities and have recognized a preliminary goodwill impairment charge of £366.2 million. We intend to complete our impairment review during the third quarter and any further adjustments to the carrying value of goodwill, if required, will be recognized in our third quarter results.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt

        Long term debt consists of (in millions):

	June 30, 2008	December 31, 2007
8.75% U.S. Dollar senior notes due 2014	£213.5	£214.2
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	178.0	165.6
9.125% U.S. Dollar senior notes due 2016	276.3	277.2
6.50% U.S. Dollar convertible senior notes due 2016	502.4	—
Senior credit facility	4,324.1	4,804.8
Capital leases	149.8	116.9
Other	4.4	4.8

	6,023.5	5,958.5
Less: current portion	(33.3)	(29.1)

	£5,990.2	£5,929.4

        The effective interest rate on the senior credit facility was 7.4% and 7.8% as at June 30, 2008 and December 31, 2007, respectively.

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.5% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion and used the proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of our senior notes. The convertible senior notes bear interest at an annual rate of 6.5% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

        Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. under goes a

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

        The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible senior notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as "make whole" fundamental changes, the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

        Holders may also require us to repurchase the convertible senior notes for cash in the event of a fundamental change for a purchase price equal to 100% of the principal amount, plus accrued but unpaid interest to the purchase date.

        In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion, or FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company's cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. Our convertible senior notes are within the scope of FSP APB 14-1. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

Note 4—Employee Benefit Plans

        The components of net periodic pension cost in the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service costs	£0.5	£0.6	£0.9	£1.2
Interest costs	4.5	4.2	9.1	8.4
Expected return on plan assets	(5.3)	(4.8)	(10.7)	(9.6)

Net periodic benefit costs	£(0.3)	£—	£(0.7)	£—

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Other (Income) Charges Including Restructuring Charges

        The following tables summarize our historical restructuring accruals and the restructuring accruals resulting from the acquisitions made by us during 2006 (in millions):

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Three months ended June 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, March 31, 2008	£19.7	£4.7	£40.1	£64.5
Charged to expense	0.5	—	0.9	1.4
Revisions	(1.6)	(1.4)	(0.1)	(3.1)
Utilized	(1.8)	(1.5)	(1.8)	(5.1)

Balance, June 30, 2008	£16.8	£1.8	£39.1	£57.7

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Six months ended June 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, December 31, 2007	£35.9	£12.6	£41.1	£89.6
Charged to expense	1.4	—	1.7	3.1
Revisions	(2.0)	(0.2)	2.0	(0.2)
Utilized	(18.5)	(10.6)	(5.7)	(34.8)

Balance, June 30, 2008	£16.8	£1.8	£39.1	£57.7

        Other income of £1.7 million and other charges of £3.1 million for the three months ended June 30, 2008 and 2007, respectively, and other charges of £2.9 million and £14.7 million for the six months ended June 30, 2008 and 2007, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Stockholders' Equity and Share Based Compensation

        During the year ended December 31, 2007 and the six months ended June 30, 2008, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Six months ended June 30, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7

        Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs.

        Basic and diluted net loss per share is computed by dividing the net loss for the three and six months ended June 30, 2008 and 2007 by the weighted average number of shares outstanding during the respective periods. Options, warrants, shares issuable under our convertible senior notes and shares of restricted stock held in escrow at June 30, 2008 and 2007, respectively, are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

        The average number of shares outstanding for the three and six months ended June 30, 2008 and 2007 is computed as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Number of shares outstanding at start of period	328.0	324.6	327.5	323.9
Issues of common stock (average number outstanding during the period)	0.1	0.9	0.5	0.9

Average number of shares outstanding	328.1	325.5	328.0	324.8

        Total share based compensation expense included in selling, general and administrative expenses in the statement of operations was £5.1 million and £7.1 million for the three months ended June 30, 2008 and 2007, respectively, and £7.2 million and £14.3 million for the six months ended June 30, 2008 and 2007, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss for period	£(447.2)	£(119.0)	£(551.6)	£(239.3)
Currency translation adjustments	0.1	—	0.1	(0.4)
Net unrealized gains on derivatives, net of tax	11.7	9.5	27.6	34.0
Reclassification of derivative (gains) losses to net income, net of tax	(2.0)	15.6	(11.6)	14.5

Comprehensive loss	£(437.4)	£(93.9)	£(535.5)	£(191.2)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2008	December 31, 2007
Foreign currency translation	£131.5	£131.4
Pension liability adjustments	(0.2)	(0.2)
Net unrealized gains on derivatives	33.4	17.4

	£164.7	£148.6

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

        For the three and six months ended June 30, 2008, income tax benefit was £0.6 million and £7.9 million, respectively, as compared with income tax expense of £7.2 million and £10.7 million, respectively, for the same periods in 2007. The income tax benefit for the three months ended June 30, 2008 was comprised of current federal tax expense of £0.2 million, deferred federal tax expense of £4.2 million, a U.K. current tax benefit of £1.2 million and a U.K. deferred tax benefit of £3.8 million.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Income Taxes (Continued)

The income tax benefit for the six months ended June 30, 2008 was comprised of current federal tax expense of £0.4 million, deferred federal tax expense of £7.5 million, a U.K. current tax benefit of £2.5 million and a U.K. deferred tax benefit of £13.3 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the quarter that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax expense for the three months ended June 30, 2007 was comprised of current federal taxes of £0.4 million, a U.S. state and local tax benefit of £nil, deferred federal tax expense of £8.6 million and a U.K. tax benefit of £1.8 million. The income tax expense for the six months ended June 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.7 million and a U.K. tax benefit of £3.1 million. The U.K. tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statement of operations.

Note 9—Fair Value Measurements

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Fair Value Measurements (Continued)

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in level 2 in the fair value hierarchy described above.

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007
Included within other current assets:
Foreign currency forward rate contracts	£25.9	£—
Interest rate swaps	25.1	4.1
Cross-currency interest rate swaps	21.8	—

	£72.8	£4.1

Included within other assets:
Foreign currency forward rate contracts	£—	£18.3
Interest rate swaps	—	11.2
Cross-currency interest rate swaps	57.8	30.6

	£57.8	£60.1

Included within other current liabilities:
Foreign currency forward rate contracts	£76.1	£—
Cross-currency interest rate swaps	7.5	—

	£83.6	£—

Included within deferred revenue and other long term liabilities:
Foreign currency forward rate contracts	—	67.9
Cross-currency interest rate swaps	40.7	54.4

	£40.7	£122.3

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

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We are currently assessing the impact of FAS 160 on our consolidated financial position and results of operations.

Note 11—Industry Segments

        Our reportable segments, Cable, Content and Mobile, are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments (Continued)

        Segment information for the three and six month periods ended June 30, 2008 and 2007 was as follows (in millions):

	Three months ended June 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£767.1	£79.5	£143.9	£—	£990.5
Inter segment revenue	0.8	6.5	—	(7.3)	—
Operating costs	(292.3)	(66.1)	(83.0)	6.5	(434.9)
Selling, general and administrative expenses	(177.3)	(20.8)	(25.4)	0.8	(222.7)

Segment OCF	298.3	(0.9)	35.5	—	332.9
Depreciation, amortization and other charges	(269.6)	(4.6)	(25.6)	—	(299.8)
Goodwill impairment	—	—	(366.2)	—	(366.2)

Operating income (loss)	£28.7	£(5.5)	£(356.3)	£—	£(333.1)

	Three months ended June 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£775.1	£73.6	£146.3	£—	£995.0
Inter segment revenue	1.0	6.1	—	(7.1)	—
Operating costs	(297.0)	(60.1)	(84.2)	6.2	(435.1)
Selling, general and administrative expenses	(196.6)	(19.5)	(29.4)	0.9	(244.6)

Segment OCF	282.5	0.1	32.7	—	315.3
Depreciation, amortization and other charges	(286.0)	(4.3)	(22.0)	—	(312.3)

Operating (loss) income	£(3.5)	£(4.2)	£10.7	£—	£3.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments (Continued)

	Six months ended June 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£1,546.0	£162.9	£283.4	£—	£1,992.3
Inter segment revenue	1.5	12.8	—	(14.3)	—
Operating costs	(601.3)	(131.2)	(175.6)	12.8	(895.3)
Selling, general and administrative expenses	(346.0)	(40.3)	(55.1)	1.5	(439.9)

Segment OCF	600.2	4.2	52.7	—	657.1
Depreciation, amortization and other charges	(568.4)	(9.1)	(51.1)	—	(628.6)
Goodwill impairment	—	—	(366.2)	—	(366.2)

Operating income (loss)	£31.8	£(4.9)	£(364.6)	£—	£(337.7)

	Six months ended June 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£1,575.4	£154.2	£287.3	£—	£2,016.9
Inter segment revenue	1.9	12.0	—	(13.9)	—
Operating costs	(608.7)	(120.2)	(167.6)	12.1	(884.4)
Selling, general and administrative expenses	(419.3)	(33.7)	(60.3)	1.8	(511.5)

Segment OCF	549.3	12.3	59.4	—	621.0
Depreciation, amortization and other charges	(581.5)	(8.4)	(43.4)	—	(633.3)

Operating (loss) income	£(32.2)	£3.9	£16.0	£—	£(12.3)

Note 12—Condensed Consolidated Financial Information

        On April 13, 2004, our wholly owned subsidiary, Virgin Media Finance PLC, or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes due 2014. On July 15, 2005, the $100 million aggregate principal amount of floating rate notes was redeemed. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, and together with the Senior Notes due 2014, these are referred to as the Senior Notes. Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the Senior Notes on a senior basis. Virgin Media Investment Holdings Limited, or VMIH, has guaranteed the Senior Notes on a senior subordinated basis.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

        We present the following condensed consolidated financial information as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 as required by Article 3-10(d) of Regulation S-X.

	June 30, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£0.9	£—	£4.2	£—	£421.7	£—	£426.8
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	1.2	—	—	4.4	711.7	—	717.3

Total current assets	2.1	—	4.2	4.4	1,139.4	—	1,150.1
Fixed assets, net	—	—	—	—	5,491.6	—	5,491.6
Intangible assets, net	—	—	(18.2)	—	2,792.3	—	2,774.1
Investments in, and loans to, parent and subsidiary companies	2,770.1	508.2	(110.6)	4,444.3	(6,601.2)	(637.8)	373.0
Other assets, net	9.7	—	—	180.7	(13.5)	—	176.9

Total assets	£2,781.9	£508.2	£(124.6)	£4,629.4	£2,808.6	£(637.8)	£9,965.7

Current liabilities	£10.0	£38.4	£27.6	£61.8	£1,479.8	£(156.0)	£1,461.6
Long term debt	502.4	1,042.8	—	2,066.8	2,378.2	—	5,990.2
Other long term liabilities	—	—	0.3	107.5	136.4	—	244.2
Minority interest	—	—	—	—	0.2	—	0.2
Shareholders' equity	2,269.5	(573.0)	(152.5)	2,393.3	(1,186.0)	(481.8)	2,269.5

Total liabilities and shareholders' equity	£2,781.9	£508.2	£(124.6)	£4,629.4	£2,808.6	£(637.8)	£9,965.7

	December 31, 2007
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	—	—	0.4	9.6	615.8	—	625.8

Total current assets	1.3	—	10.4	10.3	931.3	—	953.3
Fixed assets, net	—	—	—	—	5,655.6	—	5,655.6
Intangible assets, net	—	—	(13.1)	—	3,318.0	—	3,304.9
Investments in, and loans to, parent and subsidiary companies	2,808.8	1,018.0	379.5	5,281.1	(6,526.6)	(2,592.1)	368.7
Other assets, net	—	—	—	129.0	54.6	—	183.6

Total assets	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

Current liabilities	£(0.4)	£29.9	£6.4	£119.6	£1,354.5	£(103.3)	£1,406.7
Long term debt	—	1,032.0	—	2,262.4	2,635.0	—	5,929.4
Other long term liabilities	—	—	0.3	116.7	202.5	—	319.5
Shareholders' equity	2,810.5	(43.9)	370.1	2,921.7	(759.1)	(2,488.8)	2,810.5

Total liabilities and shareholders' equity	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended June 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£990.5	£—	£990.5
Operating costs	—	—	—	—	(434.9)	—	(434.9)
Selling, general and administrative expenses	(11.6)	—	5.2	—	(216.3)	—	(222.7)
Other income	—	—	—	—	1.7	—	1.7
Depreciation and amortization	—	—	—	—	(301.5)	—	(301.5)
Goodwill impairment	—	—	—	—	(366.2)	—	(366.2)

Operating (loss) income	(11.6)	—	5.2	—	(326.7)	—	(333.1)
Interest income and other, net	6.9	30.7	26.8	17.3	(7.3)	(66.8)	7.6
Interest expense	(7.5)	(31.0)	(20.4)	(84.1)	(45.4)	66.8	(121.6)
Share of income from equity investments	—	—	—	—	3.9	—	3.9
Foreign currency (losses) gains	(0.1)	—	(0.1)	6.1	(2.5)	—	3.4
Loss on extinguishment of debt	—	—	—	(4.4)	(1.2)	—	(5.6)
(Loss) gain on derivative instruments	—	—	—	28.1	(30.4)	—	(2.3)
Income tax benefit (expense)	(0.1)	—	(3.2)	13.3	(9.4)	—	0.6
Minority interest	—	—	—	—	(0.1)	—	(0.1)

(Loss) income before equity in net (loss) income from subsidiaries	(12.4)	(0.3)	8.3	(23.7)	(419.1)	—	(447.2)
Equity in net loss of subsidiaries	(434.8)	(444.2)	(443.3)	(420.5)	—	1,742.8	—

Net loss	£(447.2)	£(444.5)	£(435.0)	£(444.2)	£(419.1)	£1,742.8	£(447.2)

	Six months ended June 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,992.3	£—	£1,992.3
Operating costs	—	—	—	—	(895.3)	—	(895.3)
Selling, general and administrative expenses	(12.2)	—	—	—	(427.7)	—	(439.9)
Other charges	—	—	—	—	(2.9)	—	(2.9)
Depreciation and amortization	—	—	—	—	(625.7)	—	(625.7)
Goodwill impairment	—	—	—	—	(366.2)	—	(366.2)

Operating (loss)	(12.2)	—	—	—	(325.5)	—	(337.7)
Interest income and other, net	6.9	56.2	39.9	34.2	(16.0)	(107.3)	13.9
Interest expense	(7.9)	(56.5)	(27.0)	(166.7)	(94.2)	107.3	(245.0)
Share of income from equity investments	—	—	—	—	9.0	—	9.0
Foreign currency (losses) gains	(0.1)	(0.4)	(0.1)	(22.4)	(2.0)	—	(25.0)
Loss on extinguishment of debt	—	—	—	(4.4)	(1.2)	—	(5.6)
Gain on derivative instruments	—	—	—	28.1	3.0	—	31.1
Income tax benefit (expense)	(0.1)	—	(5.5)	13.3	0.2	—	7.9
Minority interest	—	—	—	—	(0.2)	—	(0.2)

(Loss) income before equity in net (loss) income from subsidiaries	(13.4)	(0.7)	7.3	(117.9)	(426.9)	—	(551.6)
Equity in net loss of subsidiaries	(538.2)	(544.4)	(545.8)	(426.5)	—	2,054.9	—

Net loss	£(551.6)	£(545.1)	£(538.5)	£(544.4)	£(426.9)	£2,054.9	£(551.6)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended June 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£995.0	£—	£995.0
Operating costs	—	—	—	—	(435.1)	—	(435.1)
Selling, general and administrative expenses	(0.1)	—	(2.9)	—	(241.6)	—	(244.6)
Other charges	—	—	—	—	(3.1)	—	(3.1)
Depreciation and amortization	0.1	—	—	—	(309.3)	—	(309.2)

Operating income (loss)	—	—	(2.9)	—	5.9	—	3.0
Interest income and other, net	0.1	25.1	12.5	24.3	(17.8)	(36.4)	7.8
Interest expense	—	(24.8)	(6.5)	(97.5)	(35.7)	36.4	(128.1)
Share of income from equity investments	—	—	—	—	5.3	—	5.3
Loss on extinguishment of debt	—	—	—	(0.5)	(0.6)	—	(1.1)
Foreign currency gains (losses)	—	0.1	0.3	(4.4)	6.3	—	2.3
Losses on derivative instruments	—	—	—	—	(1.0)	—	(1.0)
Income tax (expense) benefit	(0.1)	0.1	(4.7)	—	(2.5)	—	(7.2)

(Loss) income before equity in net loss from subsidiaries	—	0.5	(1.3)	(78.1)	(40.1)	—	(119.0)
Equity in net loss of subsidiaries	(119.0)	(115.0)	(117.7)	(37.0)	—	388.7	—

Net loss	£(119.0)	£(114.5)	£(119.0)	£(115.1)	£(40.1)	£388.7	£(119.0)

	Six months ended June 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,016.9	£—	£2,016.9
Operating costs	—	—	—	—	(884.4)	—	(884.4)
Selling, general and administrative expenses	(2.0)	—	(8.1)	(0.3)	(501.1)	—	(511.5)
Other charges	(0.3)	—	—	—	(14.4)	—	(14.7)
Depreciation and amortization	—	—	—	—	(618.6)	—	(618.6)

Operating loss	(2.3)	—	(8.1)	(0.3)	(1.6)	—	(12.3)
Interest income and other, net	0.3	50.4	23.9	41.5	(28.2)	(73.1)	14.8
Interest expense	—	(49.9)	(12.9)	(184.5)	(72.4)	73.1	(246.6)
Share of income from equity investments	—	—	—	—	12.5	—	12.5
Loss on extinguishment of debt	—	—	—	(0.5)	(0.6)	—	(1.1)
Foreign currency gains (losses)	—	0.1	0.4	(4.5)	9.6	—	5.6
Losses on derivative instruments	—	—	—	—	(1.5)	—	(1.5)
Minority interest income	—	—	—	—	—	—	—
Income tax expense	(0.2)	—	(7.3)	—	(3.2)	—	(10.7)

(Loss) income before equity in net loss from subsidiaries	(2.2)	0.6	(4.0)	(148.3)	(85.4)	—	(239.3)
Equity in net loss of subsidiaries	(237.1)	(230.9)	(233.1)	(82.7)	—	783.8	—

Net loss	£(239.3)	£(230.3)	£(237.1)	£(231.0)	£(85.4)	£783.8	£(239.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Six months ended June 30, 2008
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(2.3)	£—	£(8.4)	£(30.8)	£420.3	£—	£378.8
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(233.3)	—	(233.3)
Principal repayments (drawdowns) on loans to equity investments	(492.8)	—	0.9	262.2	230.3	—	0.6
Other	—	—	—	—	1.6	—	1.6

Net cash (used in) provided by investing activities	(492.8)	—	0.9	262.2	(1.4)	—	(231.1)

Financing activities:
New borrowings, net of financing fees	494.0	—	—	—	—	—	494.0
Proceeds from employee stock options	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	(217.1)	(306.6)	—	(523.7)
Intercompany funding movements	13.3	—	1.7	(15.0)	—	—	—
Dividends paid	(13.3)	—	—	—	—	—	(13.3)

Net cash (used in) provided by in financing activities	494.6	—	1.7	(232.1)	(306.6)	—	(42.4)

Effect of exchange rate changes	0.1	—	—	—	—	—	0.1
Increase (decrease) in cash and cash equivalents	(0.4)	—	(5.8)	(0.7)	112.3	—	105.4
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£0.9	£—	£4.2	£—	£421.7	£—	£426.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Six months ended June 30, 2007
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(0.5)	£—	£(3.2)	£(28.9)	£253.7	£—	£221.1
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(286.2)	—	(286.2)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Principal repayments (drawdowns) on loans to equity investments	4.6	—	(4.6)	(375.1)	381.3	—	6.2
Other	—	—	—	—	2.1	—	2.1

Net cash (used in) provided by investing activities	4.6	—	(4.6)	(376.1)	97.2	—	(278.9)

Financing activities:
New borrowings, net of financing fees	—	—	—	576.8	297.7	—	874.5
Principal payments on long term debt and capital leases	—	—	—	(161.9)	(789.5)	—	(951.4)
Proceeds from employee stock options	4.0	—	—	—	—	—	4.0
Dividends paid	(8.3)	—	—	—	—	—	(8.3)

Net cash (used in) provided by financing activities	(4.3)	—	—	414.9	(491.8)	—	(81.2)

Effect of exchange rate changes	—	—	(2.4)	—	—	—	(2.4)
(Decrease) increase in cash and cash equivalents	(0.2)	—	(10.2)	9.9	(140.9)	—	(141.4)
Cash and cash equivalents at beginning of period	2.4	—	31.5	0.2	384.4	—	418.5

Cash and cash equivalents at end of period	£2.2	£—	£21.3	£10.1	£243.5	£—	£277.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£421.7	£310.0
Restricted cash	5.2	5.4
Accounts receivable—trade, less allowances for doubtful accounts of £17.6 (2008) and £17.1 (2007)	427.5	451.0
Inventory	94.8	75.4
Prepaid expenses and other current assets	184.1	94.4

Total current assets	1,133.3	936.2
Fixed assets, net	5,362.1	5,510.3
Goodwill and other indefinite-lived intangible assets	2,129.1	2,495.3
Intangible assets, net	657.3	814.3
Equity investments	373.0	368.7
Other assets, net of accumulated amortization of £55.7 (2008) and £45.0 (2007)	167.2	183.6
Due from group companies	720.0	637.4

Total assets	£10,542.0	£10,945.8

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£382.7	£372.9
Accrued expenses and other current liabilities	498.9	407.4
VAT and employee taxes payable	66.4	81.2
Restructuring liabilities	57.3	84.8
Interest payable	106.0	148.2
Interest payable to group companies	93.5	77.6
Deferred revenue	259.2	240.3
Current portion of long term debt	33.3	29.1

Total current liabilities	1,497.3	1,441.5
Long term debt, net of current portion	4,445.0	4,897.4
Long term debt, due to group companies	1,964.1	1,367.1
Deferred revenue and other long term liabilities	158.6	237.1
Deferred income taxes	83.5	81.0

Total liabilities	8,148.5	8,024.1

Commitments and contingent liabilities
Minority interest	0.2	—
Shareholders' equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2008 and 2007); issued and outstanding 224,552 ordinary shares (2008 and 2007)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	33.2	17.2
Accumulated deficit	(2,011.2)	(1,466.8)

Total shareholders' equity	2,393.3	2,921.7

Total liabilities and shareholders' equity	£10,542.0	£10,945.8

Note:    The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

 VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	£963.0	£965.1	£1,937.4	£1,956.5
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	421.7	421.6	869.3	860.0
Selling, general and administrative expenses	210.0	232.1	414.8	482.3
Other (income) charges	(1.7)	2.7	2.8	13.3
Depreciation	225.1	226.1	451.0	452.8
Amortization	70.9	75.7	161.7	151.1
Goodwill impairment	366.2	—	366.2	—

	1,292.2	958.2	2,265.8	1,959.5

Operating (loss) income	(329.2)	6.9	(328.4)	(3.0)
Other income (expense)
Interest income and other, net	7.6	6.8	13.8	13.4
Interest income from group companies	1.8	1.1	3.7	3.0
Interest expense	(90.4)	(102.8)	(189.8)	(199.5)
Interest expense to group companies	(37.4)	(29.7)	(67.1)	(56.7)
Share of income from equity investments	3.9	5.3	9.0	12.5
Foreign currency gains (losses)	3.6	1.9	(24.4)	5.1
Loss on extinguishment of debt	(5.6)	(1.1)	(5.6)	(1.1)
(Losses) gains on derivative instruments	(2.3)	(1.0)	31.1	(1.5)

Loss before income taxes and minority interest	(448.0)	(112.6)	(557.7)	(227.8)
Income tax benefit (expense)	3.9	(2.5)	13.5	(3.2)
Minority interest	(0.1)	—	(0.2)	—

Net loss	£(444.2)	£(115.1)	£(544.4)	£(231.0)

See accompanying notes.

 VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2008	2007
Operating activities
Net loss	£(544.4)	£(231.0)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	612.7	603.9
Goodwill impairment	366.2	—
Non-cash interest	(36.7)	(63.3)
Non-cash compensation	5.4	11.4
Income from equity accounted investments, net of dividends received	(5.0)	(9.2)
Income taxes	(11.5)	5.5
Amortization of original issue discount and deferred financing costs	10.7	11.6
Unrealized foreign currency losses (gains)	23.9	0.6
Loss on extinguishment of debt	5.6	1.1
(Gains) losses on derivative instruments	(24.1)	1.5
Other	(0.5)	0.1
Changes in operating assets and liabilities	(44.0)	(107.3)

Net cash provided by operating activities	358.3	224.9

Investing activities
Purchase of fixed and intangible assets	(231.0)	(284.5)
Principal repayments on loans to equity investments	0.6	—
Investments in, and loans from, parent and subsidiary companies	505.9	5.3
Acquisitions, net of cash acquired	—	(1.0)
Other	1.6	1.5

Net cash provided by (used in) investing activities	277.1	(278.7)

Financing activities
New borrowings, net of financing fees	—	874.5
Principal payments on long term debt and capital leases	(523.7)	(951.4)

Net cash used in financing activities	(523.7)	(76.9)

Increase (decrease) in cash and cash equivalents	111.7	(130.7)
Cash and cash equivalents, beginning of period	310.0	384.0

Cash and cash equivalents, end of period	£421.7	£253.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        Virgin Media Investment Holdings Limited, or VMIH, is an indirect, wholly owned subsidiary of Virgin Media Inc., or Virgin Media.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, as amended.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Goodwill and Intangible Assets

        During the six months ended June 30, 2008, assets not subject to amortization were adjusted for the following (in millions):

	Trade Names	Reorganization Value	Goodwill
Balance, December 31, 2007	£16.5	£153.2	£2,325.6
Goodwill impairment	—	—	(366.2)

Balance, June 30, 2008	£16.5	£153.2	£1,959.4

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units, included in our Content segment, and the Virgin Mobile reporting unit. The fair value of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair value of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Virgin Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Virgin Mobile reporting unit's individual assets and liabilities and have recognized a preliminary goodwill impairment charge of £366.2 million. We intend to complete our impairment review during the third quarter and any further adjustments to the carrying value of goodwill, if required, will be recognized in our third quarter results.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt

        Long term debt consists of (in millions):

	June 30, 2008	December 31, 2007
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£213.5	£214.2
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	178.0	165.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	276.3	277.2
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	50.2	50.4
Senior credit facility	4,324.1	4,804.8
Other loan notes due to affiliates	871.1	284.7
Capital leases	149.8	116.9
Other	4.4	4.8

	6,442.4	6,293.6
Less: current portion	(33.3)	(29.1)

	£6,409.1	£6,264.5

        The effective interest rate on the senior credit facility was 7.4% and 7.8% as at June 30, 2008 and December 31, 2007, respectively.

Note 4—Employee Benefit Plans

        The components of net periodic pension cost in the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service costs	£0.5	£0.6	£0.9	£1.2
Interest costs	4.5	4.1	9.1	8.3
Expected return on plan assets	(5.3)	(4.7)	(10.7)	(9.5)

Net periodic benefit costs	£(0.3)	£—	£(0.7)	£—

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Other (Income) Charges Including Restructuring Charges

        The following tables summarize our historical restructuring accruals and the restructuring accruals resulting from the acquisitions during 2006 made by Virgin Media (in millions):

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Three months ended June 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, March 31, 2008	£19.2	£4.6	£39.8	£63.6
Charged to expense	0.5	—	0.9	1.4
Revisions	(1.6)	(1.4)	(0.1)	(3.1)
Utilized	(1.5)	(1.4)	(1.7)	(4.6)

Balance, June 30, 2008	£16.6	£1.8	£38.9	£57.3

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Six months ended June 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, December 31, 2007	£34.0	£11.9	£38.9	£84.8
Charged to expense	1.4	—	1.7	3.1
Revisions	(2.0)	(0.2)	1.9	(0.3)
Utilized	(16.8)	(9.9)	(3.6)	(30.3)

Balance, June 30, 2008	£16.6	£1.8	£38.9	£57.3

        Other income of £1.7 million and other charges of £2.7 million for the three months ended June 30, 2008 and 2007, respectively, and other charges of £2.8 million and £13.3 million for the six months ended June 30, 2008 and 2007, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

Note 6—Share Based Compensation

Stock Option Plans

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at June 30, 2008, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2007 Annual Report on Form 10-K, filed with the SEC on February 29, 2008, as amended.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss for period	£(444.2)	£(115.1)	£(544.4)	£(231.0)
Net unrealized gains on derivatives, net of tax	11.7	9.5	27.6	34.0
Reclassification of derivative losses (gains) to net income, net of tax	(2.0)	10.2	(11.6)	7.8

Comprehensive loss	£(434.5)	£(95.4)	£(528.4)	£(189.2)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2008	December 31, 2007
Pension liability adjustments	£(0.2)	£(0.2)
Net unrealized gains on derivatives	33.4	17.4

	£33.2	£17.2

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

        For the three and six months ended June 30, 2008, income tax benefit was £3.9 and £13.5 million, respectively, as compared with income tax expense of £2.5 million and £3.2 million for the same periods in 2007. The income tax benefit for the three months ended June 30, 2008 was comprised of deferred federal tax expense of £1.1 million, a U.K. current tax benefit of £1.2 million and a U.K. deferred tax benefit of £3.8 million. The income tax benefit for the six months ended June 30, 2008 was comprised of deferred federal tax expense of £2.3 million, a U.K. current tax benefit of £2.5 million and a U.K. deferred tax benefit of £13.3 million. The U.K. current tax benefit related to amounts receivable in

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Income Taxes (Continued)

respect of the sale of tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax expense for the three months ended June 30, 2007 was comprised of deferred federal tax expense of £4.3 million and a U.K. tax benefit of £1.8 million. The income tax expense for the six months ended June 30, 2007 was comprised of deferred federal tax expense of £6.3 million and a U.K. tax benefit of £3.1 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statement of operations.

Note 9—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating costs	£13.2	£13.5	£26.0	£24.4
Selling, general and administrative expenses	12.7	9.5	25.1	19.1

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Note 10—Fair Value Measurements

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

(unaudited)

Note 10—Fair Value Measurements (Continued)

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

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in level 2 in the fair value hierarchy described above.

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007
Included within other current assets:
Foreign currency forward rate contracts	£25.9	£—
Interest rate swaps	25.1	4.1
Cross-currency interest rate swaps	21.8	—

	£72.8	£4.1

Included within other assets:
Foreign currency forward rate contracts	£—	£18.3
Interest rate swaps	—	11.2
Cross-currency interest rate swaps	57.8	30.6

	£57.8	£60.1

Included within other current liabilities:
Foreign currency forward rate contracts	£76.1	£—
Cross-currency interest rate swaps	7.5	—

	£83.6	£—

Included within deferred revenue and other long term liabilities:
Foreign currency forward rate contracts	£—	£67.9
Cross-currency interest rate swaps	40.7	54.4

	£40.7	£122.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Fair Value Measurements (Continued)

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

Note 11—Recent Accounting Pronouncements

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

Note 12—Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly owned subsidiaries Virgin Media TV, and sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

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

Note 12—Industry Segments (Continued)

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

        Segment information for the three and six month periods ended June 30, 2008 and 2007 was as follows (in millions):

	Three months ended June 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£739.6	£79.5	£143.9	£—	£963.0
Inter segment revenue	0.8	6.5	—	(7.3)	—
Operating costs	(279.1)	(66.1)	(83.0)	6.5	(421.7)
Selling, general and administrative expenses	(164.6)	(20.8)	(25.4)	0.8	(210.0)

Segment OCF	296.7	(0.9)	35.5	—	331.3
Depreciation, amortization and other charges	(264.1)	(4.6)	(25.6)	—	(294.3)
Goodwill impairment	—	—	(366.2)	—	(366.2)

Operating income (loss)	£32.6	£(5.5)	£(356.3)	£—	£(329.2)

	Three months ended June 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£745.2	£73.6	£146.3	£—	£965.1
Inter segment revenue	1.0	6.1	—	(7.1)	—
Operating costs	(283.5)	(60.1)	(84.2)	6.2	(421.6)
Selling, general and administrative expenses	(184.1)	(19.5)	(29.4)	0.9	(232.1)

Segment OCF	278.6	0.1	32.7	—	311.4
Depreciation, amortization and other charges	(278.2)	(4.3)	(22.0)	—	(304.5)

Operating income (loss)	£0.4	£(4.2)	£10.7	£—	£6.9

	Six months ended June 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£1,491.1	£162.9	£283.4	£—	£1,937.4
Inter segment revenue	1.5	12.8	—	(14.3)	—
Operating costs	(575.3)	(131.2)	(175.6)	12.8	(869.3)
Selling, general and administrative expenses	(320.9)	(40.3)	(55.1)	1.5	(414.8)

Segment OCF	596.4	4.2	52.7	—	653.3
Depreciation, amortization and other charges	(555.3)	(9.1)	(51.1)	—	(615.5)
Goodwill impairment	—	—	(366.2)	—	(366.2)

Operating income (loss)	£41.1	£(4.9)	£(364.6)	£—	£(328.4)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Industry Segments (Continued)

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

Overview

        Virgin Media is a leading U.K. entertainment and communications business providing the first "quad-play" offering of television, broadband, fixed line telephone and mobile telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. We are one of the largest providers of residential broadband, pay television and fixed line telephone services and, by customers, the largest mobile virtual network operator in the U.K. Through ntl:Telewest Business, which also operates as part of the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

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

        Our revenue by segment for the six months ended June 30, 2008 and 2007 was as follows (in millions):

	Six months ended June 30,
	2008		2007
Cable Segment
Consumer	£1,228.5	61.7%	£1,256.6	62.3%
Business	317.5	15.9	318.8	15.8

	1,546.0	77.6	1,575.4	78.1
Mobile Segment	283.4	14.2	287.3	14.3
Content Segment	162.9	8.2	154.2	7.6

	£1,992.3	100.0%	£2,016.9	100.0%

        For further discussion of our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended.

Factors Affecting Our Business

Cable Segment

        In our Cable segment, residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user, or ARPU, competition, capital expenditures and seasonality.

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

         Cable ARPU.    ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and generally allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any revenue from our Mobile segment.

         Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom, or BT, and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB and by BBC and ITV through Freesat, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. and BT, and mobile telephone, television and data services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

         Integration.    We continue to integrate our business with Virgin Mobile. We will be completing the final stages of the integration of our cable billing platforms during 2008 and are continuing to integrate certain of the operations of Virgin Mobile. Any issues that may arise in connection with these integration activities could have a material negative effect on our financial performance.

         General Macroeconomic Factors.    General macroeconomic factors in the U.K. may have an impact on our business. For example, in our Cable segment, as consumers generally have less discretionary spending to purchase goods and services during an economic slowdown, consumers may be less willing to subscribe to additional products or upgrade their existing services and our bad debt experience may worsen. In addition, as expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty, a slowing economy may be accompanied by a decrease in advertising revenues generated through our television programming and broadband internet platforms. Finally, in our Mobile segment, customers may reduce their expenditures on mobile phones and usage in a slowing economy.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Revenue

        For the three months ended June 30, 2008, revenue decreased by 0.5% to £990.5 million from £995.0 million for the three months ended June 30, 2007. This decrease was primarily due to lower revenue in our Cable and Mobile segments driven by declining prices due to increased competition, partially offset by an increase in revenue in our Content segment. See further discussion of our Cable, Mobile and Content segments below.

        For the six months ended June 30, 2008, revenue decreased by 1.2% to £1,992.3 million from £2,016.9 million for the six months ended June 30, 2007. This decrease was primarily due to a decline in revenue in our Cable and Mobile segments driven by declining prices due to increased competition, partially offset by an increase in revenue in our Content segment. See further discussion of our Cable, Mobile and Content segments below.

Expenses

         Operating costs:    For the three months ended June 30, 2008, operating costs, including network expenses, were relatively unchanged at £434.9 million compared to £435.1 million during the same period in 2007. This slight decrease was primarily attributable to decreased operating costs in our Cable and Mobile segments partially offset by increased operating costs in our Content segment. Operating costs as a percentage of revenue increased to 43.9% for the three months ended June 30, 2008, from 43.7% for the same period in 2007. Lower network costs in our Cable segment and reduced equipment and interconnect costs in our Mobile segment were partially offset by increased programming costs in our Content segment following the launch of our new Virgin 1 channel.

        For the six months ended June 30, 2008, operating costs increased by 1.2% to £895.3 million from £884.4 million during the same period in 2007. This increase was primarily attributable to increased operating costs in our Content and Mobile segments partially offset by decreased operating costs in our Cable segment. Operating costs as a percentage of revenue increased to 44.9% for the six months ended June 30, 2008, from 43.8% for the same period in 2007 due to increased programming costs in our Content segment following the launch of our new Virgin 1 channel, and increased costs relating to higher handset volumes along with increased interconnect costs in our Mobile segment, partially offset by lower employee, facilities and network costs in our Cable segment.

         Selling, general and administrative expenses:    For the three months ended June 30, 2008, selling, general and administrative expenses decreased by 9.0% to £222.7 million from £244.6 million for the three months ended June 30, 2007. This decrease is primarily due to lower employee related costs partially offset by higher professional fees and regulatory costs.

        For the six months ended June 30, 2008, selling, general and administrative expenses decreased by 14.0% to £439.9 million from £511.5 million for the six months ended June 30, 2007. This decrease was primarily attributable to a reduction in costs in relation to marketing and our rebrand to Virgin Media in 2007 along with lower employee related costs, including reduced share based compensation expense, partially offset by higher professional fees and regulatory expenses.

Other (income) charges

        Other income was £1.7 million for the three months ended June 30, 2008 and a charge of £2.9 million for the six months ended June 30, 2008. The benefit recognized in the three months ended June 30, 2008 related principally to revisions in cashflow estimates resulting from the sublease of a vacant property. Other charges for the six months ended June 30, 2008 related primarily to an increase in our accrual for lease exit costs in relation to changes in U.K. property tax rates which was partially offset by decreases as a result of the surrender or sublease of a number of properties.

        Other charges of £3.1 million for the three months ended June 30, 2007 and £14.7 million for the six months ended June 30, 2007 related primarily to lease exit costs and employee termination costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest. In the three months ended June 30, 2007, employee termination costs of £4.3 million were partially offset by a revision in the cash flow estimates for lease exit costs of £1.2 million resulting primarily from the sublease of one our vacant properties.

Depreciation expense

        For the three months ended June 30, 2008, depreciation expense was relatively unchanged at £230.2 million as compared to £231.6 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, depreciation expense was relatively unchanged at £461.7 million as compared to £463.7 million for the six months ended June 30, 2007.

Amortization expense

        For the three months ended June 30, 2008, amortization expense decreased to £71.3 million from £77.6 million for the three months ended June 30, 2007. Amortization expense decreased as a result of the cessation of amortization of certain intangible assets that became fully amortized during the period, partially offset by an increased expense related to the reduction in the remaining useful economic lives of certain intangible assets effective from January 1, 2008.

        For the six months ended June 30, 2008, amortization expense increased to £164.0 million from £154.9 million for the six months ended June 30, 2007. The increase in amortization expense related to the reduction in the remaining useful economic lives of certain intangible assets effective from January 1, 2008, partially offset by a decreased expense as a result of the final amortization of certain intangible assets.

Goodwill impairment

        During the quarter we performed our annual impairment review for our Mobile, Virgin Media TV and sit-up reporting units. As a result of this review we concluded that the fair value of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit's fair value was less than its carrying value. The fair value of the Mobile reporting unit was determined through the use of a combination of both market and income valuation approaches to calculate fair value.

        The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. We have completed our preliminary valuation of the individual assets and liabilities within the Mobile reporting unit and recognized a preliminary goodwill impairment charge of £366.2 million in the quarter. We intend to complete our impairment review during the third quarter and any further adjustments to the carrying value of goodwill, if required, will be recognized in our third quarter results.

Interest income and other, net

        For the three and six months ended June 30, 2008, interest income and other decreased to £7.6 million and £13.9 million from £7.8 million and £14.8 million for the three and six months ended June 30, 2007, respectively, primarily as a result of lower deposit rates in 2008 and a gain on disposal of investments that was recognized in the prior year.

Interest expense

        For the three months ended June 30, 2008, interest expense decreased to £121.6 million from £128.1 million for the three months ended June 30, 2007, primarily as a result of reductions in certain loan obligations following voluntary repayments in December 2007 and April 2008, partially offset by interest on the new convertible senior notes.

        We paid cash interest of £121.4 million for the three months ended June 30, 2008, and £140.0 million for the three months ended June 30, 2007. The decrease in cash interest payments was primarily due to differences in the timing of interest payments with respect to our senior credit facility.

        For the six months ended June 30, 2008, interest expense decreased to £245.0 million from £246.6 million for the six months ended June 30, 2007, primarily as a result of reductions in certain loan obligations following the voluntary prepayments noted above, offset by the impact of higher interest rates on the unhedged portion of our loan obligations and interest on the new convertible senior notes which funded the repayment of higher cost bank debt.

        We paid cash interest of £263.5 million for the six months ended June 30, 2008, and £295.0 million for the six months ended June 30, 2007. The decrease in cash interest payments was primarily as a result of changes in timing of interest payments.

Foreign currency gains (losses)

        The foreign currency gains of £3.4 million in the three months ended June 30, 2008 were largely comprised of unrealized gains resulting from favorable exchange movements on our euro denominated debt. The foreign currency gains of £2.3 million in the three months ended June 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on dollar settlements.

        The foreign currency losses of £25.0 million in the six months ended June 30, 2008 were largely comprised of unrealized losses resulting from unfavorable exchange movements on our euro denominated debt. The foreign currency gains of £5.6 million in the six months ended June 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on dollar settlements.

Loss on extinguishment of debt

        The loss on extinguishment of debt of £5.6 million in the three and six months ended June 30, 2008 related to the write-off of deferred financing costs resulting from the repayment of £504.0 million of our senior credit facility with the proceeds of the new convertible senior notes and cash on hand.

(Losses) gains on derivative instruments

        Losses on derivative instruments of £2.3 million in the three months ended June 30, 2008 mainly related to unfavorable mark to market changes in the valuation of euro denominated derivative instruments that are not designated as accounting hedges. The losses on derivative instruments of £1.0 million in the three months ended June 30, 2007 mainly related to unfavorable movements in the fair value of sterling interest rate swaps not designated as accounting hedges.

        Gains on derivative instruments of £31.1 million in the six months ended June 30, 2008 mainly related to the recognition of favorable mark to market changes in the valuation of euro denominated derivative instruments that are not designated as accounting hedges. The losses on derivative instruments of £1.5 million in the six months ended June 30, 2007 mainly related to unfavorable movements in the fair value of sterling interest rate swaps not designated as accounting hedges.

Income tax benefit (expense)

        For the three months ended June 30, 2008, there was an income tax benefit of £0.6 million as compared with an income tax expense of £7.2 million for the same period in 2007. The income tax benefit for the three months ended June 30, 2008 was comprised of current federal tax expense of £0.2 million, deferred federal tax expense of £4.2 million, a U.K. current tax benefit of £1.2 million and a U.K. deferred tax benefit of £3.8 million. The income tax expense for the three months ended June 30, 2007 was comprised of current federal taxes of £0.4 million, deferred federal tax expense of £

8.6 million and a U.K. tax benefit of £1.8 million. The U.K. tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the quarter that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets.

        For the six months ended June 30, 2008, there was an income tax benefit of £7.9 million as compared with an income tax expense of £10.7 million for the same period in 2007. The income tax benefit for the six months ended June 30, 2008 was comprised of current federal tax expense of £0.4 million, deferred federal tax expense of £7.5 million, a U.K. current tax benefit of £2.5 million and a U.K. deferred tax benefit of £13.3 million. The income tax expense for the six months ended June 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.7 million and a U.K. tax benefit of £3.1 million. The U.K. tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the six month period that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets.

Net loss

        For the three months ended June 30, 2008, net loss increased to £447.2 million compared with a net loss of £119.0 million for the same period in 2007 due primarily to the goodwill impairment charge as discussed above.

        For the six months ended June 30, 2008, net loss increased to £551.6 million compared with a net loss of £239.3 million for the same period in 2007 due primarily to the goodwill impairment charge as discussed above.

Net loss per share

        Basic and diluted net loss per common share for the three months ended June 30, 2008 was £1.36 compared to £0.37 for the three months ended June 30, 2007. Basic and diluted net loss per share is computed using a weighted average of 328.1 million shares outstanding in the three months ended June 30, 2008 and a weighted average of 325.5 million shares outstanding for the same period in 2007. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at June 30, 2008 and June 30, 2007 are excluded from the calculation of diluted net loss per share, since these securities are anti-dilutive.

        Basic and diluted net loss per common share for the six months ended June 30, 2008 was £1.68 compared to £0.74 for the six months ended June 30, 2007. Basic and diluted net loss per share is computed using a weighted average of 328.0 million shares outstanding in the six months ended June 30, 2008 and a weighted average of 324.8 million shares outstanding for the same period in 2007. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at June 30, 2008 and June 30, 2007 are excluded from the calculation of diluted net loss per share, since these securities are anti-dilutive.

Segment Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

        A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 11 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of June 30, 2008. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Cable Segment

        The summary combined results of operations of our Cable segment for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	£767.1	£775.1	£1,546.0	£1,575.4
Inter segment revenue	0.8	1.0	1.5	1.9
Segment OCF	298.3	282.5	600.2	549.3
Depreciation, amortization and other charges	(269.6)	(286.0)	(568.4)	(581.5)
Operating income (loss)	£28.7	£(3.5)	£31.8	£(32.2)

  Revenue

        Our Cable segment revenue by customer type for the three and six months ended June 30, 2008 and 2007 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Consumer	£610.3	£619.3	(1.5)%	£1,228.5	£1,256.6	(2.2)%
Business	156.8	155.8	0.6%	317.5	318.8	(0.4)%

Total revenue	£767.1	£775.1	(1.0)%	£1,546.0	£1,575.4	(1.9)%

         Consumer:    For the three months ended June 30, 2008, revenue from residential customers decreased by 1.5% to £610.3 million from revenue of £619.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, revenue from residential customers decreased by 2.2% to £1,228.5 million from £1,256.6 million for the six months ended June 30, 2007. These decreases were primarily due to higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace, particularly relating to steps taken to increase the alignment of the prices paid by our existing customers with the prices paid by new customers. Partially offsetting these decreases were increases in revenue from selective telephony price rises as well as from additional customers subscribing to our telephone, broadband and television services.

        Cable ARPU decreased to £41.63 for the three months ended June 30, 2008 from £42.16 for the three months ended June 30, 2007. The decrease in Cable ARPU was primarily due to lower telephony usage and higher price discounting as discussed above. The decline has been mitigated by our focus on acquiring new bundled customers and cross-selling and up-selling to existing customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Cable Revenue Generating Units, or Cable RGUs, per customer increasing to 2.36 at June 30, 2008 from 2.23 at June 30, 2007 and by triple-play penetration growing to 53.1% at June 30, 2008 from 45.2% at June 30, 2007. A triple-play customer is a customer who subscribes to our television, broadband and fixed line telephone services.

         Business:    Revenue from our business customers for the three and six months ended June 30, 2008 and 2007 was comprised of (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Retail:
Voice	£47.7	£53.5	(10.8)%	£97.9	£109.9	(10.9)%
Data	46.8	42.7	9.6%	91.8	83.9	9.4%
Other	17.5	13.3	31.6%	36.1	28.2	28.0%

	112.0	109.5	2.3%	225.8	222.0	1.7%
Wholesale:	44.8	46.3	(3.2)%	91.7	96.8	(5.3)%

Total revenue	£156.8	£155.8	0.6%	£317.5	£318.8	(0.4)%

        For the three months ended June 30, 2008, revenue from business customers increased slightly by 0.6% to £156.8 million from £155.8 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, revenue from business customers decreased slightly by 0.4% to £317.5 million from £318.8 million for the six months ended June 30, 2007. The increase in the three months ended June 30, 2008 was attributable to growth in retail data and other revenues, partially offset by declines in wholesale and retail telephony voice revenues. The decrease in the six months ended June 30, 2008 was attributable to declines in wholesale and retail telephony voice revenues, partially offset by growth in retail data and other revenues. Retail data revenues represented 41.8% and 40.7% of the retail business revenues for the three and six months ended June 30, 2008 compared with 39.0% and 37.8% for the three and six months ended June 30, 2007, respectively.

        Other retail revenue in the three and six months ended June 30, 2008 was £17.5 million and £36.1 million compared to £13.3 million and £28.2 million in the three and six months ended June 30, 2007, respectively. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project is the provision of telecoms network equipment for Heathrow airport's new Terminal 5 which contributed £6.4 million and £16.1 million of revenue in the three and six months ended June 30, 2008 compared to £6.0 million and £10.7 million in the same periods last year, respectively.

  Cable Segment OCF

        For the three months ended June 30, 2008, Cable segment OCF increased to £298.3 million from £282.5 million for the three months ended June 30, 2007. Lower consumer revenue and lower direct operating costs in respect of our television and telephone services were partially offset by increased broadband revenues. Savings in the three months ended June 30, 2008 were made in selling, general and administrative expenses particularly in respect of lower employee related costs, including share based compensation expense, due to reduced headcount, partially offset by higher professional and other regulatory costs.

        For the six months ended June 30, 2008, Cable segment OCF increased to £600.2 million from £549.3 million for the six months ended June 30, 2007. This increase is partly due to lower selling, general and administrative expenses as a result of a reduction in costs in relation to marketing after our rebrand to Virgin Media in 2007 along with lower employee related costs, including reduced share based compensation expense, together with lower direct operating costs as a result of lower revenues. Partially offsetting these savings was lower consumer revenue, primarily as a result of higher price discounting and lower telephony usage, together with the slight decline in revenue from business customers, as described above.

  Summary Cable Statistics

        Selected statistics for our residential cable customers, excluding customers off our cable network and Virgin Mobile customers, for the three months ended June 30, 2008 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended June 30, 2008 was a reduction of 19,500 customers being the net of gross additions and disconnections (net additions) together with a reduction of 18,900 customers with respect to data cleanse activity following the migration of our final on-net residential billing system during the quarter. The reduction in net additions was primarily the result of fewer gross additions due in part to the softer macroeconomic environment. Customer churn fell during recent periods, particularly in the three months ended December 31, 2007, March 31, 2008 and June 30, 2008 during which our average monthly churn was 1.4%, 1.2% and 1.3%, respectively. The total number of Cable RGUs grew to 11,165,700 at June 30, 2008 from 10,582,300 at June 30, 2007, representing a net increase in RGUs of 583,400. Our net customer movement during the three months ended June 30, 2007 was a reduction of 70,300 customers, partly as a result of the increased competition in the marketplace together with the removal of BSkyB's basic channels from our platform.

	Three months ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Opening customers	4,779,600	4,774,700	4,750,300	4,737,300	4,807,600
Customer additions	167,900	181,400	225,100	256,500	191,900
Customer disconnects	(187,400)	(176,500)	(200,700)	(243,500)	(262,200)

Net customer movement	(19,500)	4,900	24,400	13,000	(70,300)
Data cleanse(1)	(18,900)	—	—	—	—

Closing customers	4,741,200	4,779,600	4,774,700	4,750,300	4,737,300
Cable churn(2)	1.3%	1.2%	1.4%	1.7%	1.8%
Cable Revenue Generating Units(1)(3):
Television	3,538,800	3,514,900	3,478,100	3,417,000	3,396,600
DTV (included in Television)	3,353,500	3,311,400	3,253,500	3,167,000	3,125,300
Telephone	4,063,500	4,060,400	4,031,400	3,992,500	3,993,800
Broadband	3,563,400	3,502,300	3,413,900	3,307,700	3,191,900
Total Cable Revenue Generating Units	11,165,700	11,077,600	10,923,400	10,717,200	10,582,300
Cable RGU/Customers	2.36x	2.32x	2.29x	2.26x	2.23x
Triple-play penetration	53.1%	51.3%	49.5%	47.0%	45.2%
Cable Average Revenue Per User(4)	£41.63	£41.91	£42.24	£41.55	£42.16
Cable ARPU calculation:
On-net Cable revenues (millions)	£594.8	£601.0	£604.7	£590.5	£603.1
Average customers	4,762,900	4,780,200	4,771,700	4,737,100	4,768,000

(1)
Data cleanse activity with respect to the second quarter of 2008 resulted in a decrease in reported customer numbers of 18,900 and an increase in reported RGUs of 5,300, comprised of an increase of approximately 6,500 Broadband RGUs and decreases of approximately 300 Telephone and 900 Television RGUs. These figures include a 4,600 decrease in reported customer numbers and a 9,200 decrease in reported RGUs relating to data cleanse activity in July 2008. The data cleanse activity is continuing in the third quarter of 2008 and may result in further adjustments to customer and RGU numbers.

  Data cleanse activity in the second quarter of 2007 did not result in a change in reported customer numbers but did result in an increase in reported RGUs of 4,200 comprised of an increase of approximately 4,400 Television and 100 Telephone RGUs and a decrease of approximately 300 Broadband RGUs.

(2)
Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with promotional offers.

(4)
The monthly cable average revenue per user, or Cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. For the purpose of calculating Cable ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been recognized.

        Selected statistics for our residential customers that are not connected directly through our cable network are set forth in the table below.

	Three months ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Broadband RGUs	272,700	279,500	287,300	282,300	275,200
Telephone RGUs	107,300	102,400	103,900	90,500	75,500

        Total RGUs for our residential customers that are not connected directly through our cable network declined by 1,900 during the three months ended June 30, 2008 as compared to an increase of 15,100 RGUs in the three months ended June 30, 2007. The decline in RGUs in the current quarter is partially due to the migration of the billing systems supporting these customers which has delayed the introduction of new offerings in an increasingly competitive market.

Mobile Segment

        The summary combined results of operations of our Mobile segment for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	£143.9	£146.3	£283.4	£287.3
Segment OCF	35.5	32.7	52.7	59.4
Depreciation, amortization and other charges	(25.6)	(22.0)	(51.1)	(43.4)
Goodwill impairment	(366.2)	—	(366.2)	—
Operating (loss) income	£(356.3)	£10.7	£(364.6)	£16.0

  Revenue

        Our Mobile segment revenue for the three and six months ended June 30, 2008 and 2007 was comprised of (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Service	£139.3	£142.3	(2.1)%	£273.8	£278.3	(1.6)%
Equipment(1)	4.6	4.0	15.0%	9.6	9.0	6.7%

Total revenue	£143.9	£146.3	(1.6)%	£283.4	£287.3	(1.4)%

(1)
Equipment revenue is stated net of discounts earned through service usage.

        For the three months ended June 30, 2008, revenue decreased to £143.9 million from £146.3 million for the three months ended June 30, 2007. The decrease was primarily attributable to lower prepay revenues as a result of lower volumes, and lower Mobile ARPU, partially offset by increased contract revenues driven mainly by higher contract volumes.

        For the six months ended June 30, 2008, revenue decreased to £283.4 million from £287.3 million for the six months ended June 30, 2007. The decrease was primarily attributable to lower prepay revenues as a result of lower volumes, and lower Mobile ARPU, partially offset by increased contract revenues driven mainly by higher contract volumes.

        Mobile ARPU decreased slightly to £10.65 for the three months ended June 30, 2008 from £10.70 for the three months ended June 30, 2007. The decrease was primarily due to lower prepay usage and reduced prices on our contract offerings.

  Mobile Segment OCF

        For the three months ended June 30, 2008, Mobile segment OCF was £35.5 million compared with £32.7 million for the three months ended June 30, 2007. This increase was due primarily to a reduction in interconnect costs as a result of renegotiated terms with our mobile network provider, T-Mobile. We have agreed new terms with our mobile network provider which reduce the wholesale rates we pay for voice and data traffic, retroactive to January 1, 2008 for voice and to April 1, 2008 for data. We have also agreed new data pricing rates that will allow us to launch a complementary mobile broadband proposition in the fourth quarter and to price more competitively in the growing mobile data usage market which will be more attractive for higher value customers. We have also committed to purchasing our current core voice, text and handset data and mobile broadband data card services exclusively from T-Mobile for a three year period commencing April 1, 2008.

        For the six months ended June 30, 2008, Mobile segment OCF was £52.7 million compared with £59.4 million for the six months ended June 30, 2007. This decrease was due primarily to lower revenue from prepay customers together with increased equipment cost of sales, interconnect costs and costs of network usage, partially offset by lower operating costs and employee expenses.

  Summary Mobile Statistics

        Selected statistics for Virgin Mobile are set forth in the table below. Between June 30, 2008 and June 30, 2007, the number of mobile customers decreased by a net 126,000. Contract customer gains of 192,500 were offset by net losses of 318,500 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our Cable segment products. The decline in prepay customers reflects increased competition in the prepay market.

	Three months ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Opening mobile customers(1):
Prepay	3,987,500	4,115,100	4,102,100	4,115,900	4,215,200
Contract	435,700	376,300	328,800	299,100	246,300

	4,423,200	4,491,400	4,430,900	4,415,000	4,461,500
Net mobile customer additions:
Prepay	(190,100)	(127,600)	13,000	(13,800)	(99,300)
Contract	55,900	59,400	47,500	29,700	52,800

	(134,200)	(68,200)	60,500	15,900	(46,500)
Closing mobile customers:
Prepay	3,797,400	3,987,500	4,115,100	4,102,100	4,115,900
Contract	491,600	435,700	376,300	328,800	299,100

	4,289,000	4,423,200	4,491,400	4,430,900	4,415,000
Mobile average revenue per user(2)	£10.65	£10.04	£10.69	£11.11	£10.70
Mobile ARPU calculation:
Mobile service revenue (millions)	£139.3	£134.5	£142.0	£147.3	£142.3
Average mobile customers	4,359,600	4,465,200	4,429,200	4,417,900	4,434,700

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

Content Segment

        The summary combined results of operations of our Content segment for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	£79.5	£73.6	£162.9	£154.2
Inter segment revenue	6.5	6.1	12.8	12.0
Segment OCF	(0.9)	0.1	4.2	12.3
Depreciation, amortization and other charges	(4.6)	(4.3)	(9.1)	(8.4)
Operating (loss) income	£(5.5)	£(4.2)	£(4.9)	£3.9

  Revenue

        Our Content segment revenue, excluding inter segment revenue, for the three and six months ended June 30, 2008 and 2007 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Virgin Media TV	£28.3	£25.9	9.3%	£56.7	£55.2	2.7%
sit-up	51.2	47.7	7.3%	106.2	99.0	7.3%

Total revenue	£79.5	£73.6	8.0%	£162.9	£154.2	5.6%

        For the three months ended June 30, 2008, revenue in the Content segment increased by 8.0% to £79.5 million from £73.6 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, revenue increased by 5.6% to £162.9 million from £154.2 million for the six months ended June 30, 2007. These increases were driven primarily by increased retail revenue from our sit-up television channels together with increased advertising revenues from Virgin Media TV, partially offset by the loss of revenue in Virgin Media TV from our program rights licensing business which was disposed of in July 2007.

  Content Segment OCF

        For the three months ended June 30, 2008, Content segment OCF decreased to a loss of £0.9 million from income of £0.1 million for the three months ended June 30, 2007. This decrease is mainly due to higher programming and other direct costs and the timing of marketing campaigns, partially offset by an increase in revenues.

        For the six months ended June 30, 2008, Content segment OCF decreased to £4.2 million from £12.3 million for the six months ended June 30, 2007. This decrease is mainly due to an increase in Virgin Media TV programming and marketing costs together with the non recurrence in 2008 of an accrual reversal of £7.9 million relating to the settlement of a long-running legal claim in 2007.

  Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £5.0 million and £11.2 million for the three and six months ended June 30, 2008, and £5.4 million and £12.5 million for the three and six months ended June 30, 2007, respectively. At June 30, 2008, our investment in UKTV was carried on the balance sheet at £374.3 million, which includes an outstanding loan totaling £144.9 million.

        UKTV receives financing through loans from Virgin Media, which totaled £144.9 million at June 30, 2008. These loans effectively act as a revolving facility for UKTV. We received net cash payments from UKTV in the form of loan capital repayments of £5.4 million and £0.5 million for the three and six months ended June 30, 2008. We received dividends, interest payments and payment for consortium tax relief from UKTV totaling £3.9 million and £9.8 million during the three and six months ended June 30, 2008, respectively.

        Additionally, we recorded a loss of £1.1 million and £2.2 million in the three months and six months ended June 30, 2008, respectively, from our investment in our joint venture with Setanta Sports News.

Liquidity and Capital Resources

        As of June 30, 2008, we had £6,023.5 million of debt outstanding, compared to £5,958.5 million as of December 31, 2007, and £6,093.2 million as of June 30, 2007, and £426.8 million of cash and cash equivalents, compared to £321.4 million as of December 31, 2007 and £277.1 million as of June 30, 2007. The decrease in debt since June 30, 2007 was primarily attributable to a voluntary prepayment of £200 million in December 2007 utilizing cash reserves, partially offset by exchange rate movements on our debt denominated in currencies other than the pound sterling together with a greater use of finance leases. The increase in debt since the year end is primarily the result of changes in foreign exchange rates together with a greater use of finance leases.

        As discussed in greater detail below, on April 16, 2008 we issued $1.0 billion of 6.5% convertible senior notes due 2016 and used the net proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating cost, capital expenditure, interest expense and debt amortization. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. We expect that our cash on hand, together with cash from operations and our undrawn credit facility, will be sufficient for our cash requirements through the next twelve months. However, our cash requirements after the next twelve months may exceed these sources of cash. For instance, debt amortization repayments under our senior credit facility increase significantly in 2010. We believe that we will need to address these scheduled principal payments in part through means other than reliance on cash flow from operations, such as raising additional debt or equity, refinancing our existing facility, possible asset sales, or other means. We may not be able to obtain financing, or sell assets, at all or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

        Our long term debt was issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries. As a result, they will depend upon the receipt of sufficient funds from their respective subsidiaries to meet their obligations. In addition, the terms of our existing and future indebtedness and the laws of the jurisdictions under which our subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to them under many circumstances.

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

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008 and 2007

        For the six months ended June 30, 2008, cash provided by operating activities increased to £378.8 million from £221.1 million for the six months ended June 30, 2007. This increase was primarily attributable to improved operating results and working capital movements together with reduced cash interest payments. For the six months ended June 30, 2008, cash paid for interest, exclusive of amounts capitalized, decreased to £263.5 million from £295.0 million during the same period in 2007. This decrease was primarily as a result of changes in timing of interest payments.

        For the six months ended June 30, 2008, cash used in investing activities was £231.1 million compared with cash used in investing activities of £278.9 million for the six months ended June 30, 2007. The cash used in investing activities in the six months ended June 30, 2008 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets decreased to £233.3 million for the six months ended June 30, 2008 from £286.2 million for the same period in 2007 primarily because of the timing of fixed asset purchases along with a greater use of finance leases.

        Cash used in financing activities for the six months ended June 30, 2008 was £42.4 million compared to £81.2 million for the six months ended June 30, 2007. Cash used in financing activities for the six months ended June 30, 2008 was primarily principal repayments on long-term debt and capital leases totaling £523.7 million offset by new borrowings under the convertible senior notes, net of financing fees, of £494.0 million. Cash used in financing activities for the six months ended June 30, 2007 was primarily principal payments on long-term debt and capital leases of £951.4 million, partially offset by new borrowings, net of financing fees, of £874.5 million.

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

        At June 30, 2008, the principal payments on our senior credit facility are scheduled as follows (in millions):

Date	Amount
September 30, 2009	£4.1
March 31, 2010	526.3
September 30, 2010	579.4
March 3, 2011	966.0
September 3, 2012	1,948.3
March 3, 2013	300.0

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

        The applicable interest margin for Tranche A, Tranche A1 and the revolving facility depends upon the net leverage ratio then in effect as set forth below:

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

        On April 13, 2004, Virgin Media Finance PLC issued U.S. dollar denominated 8.75% senior notes due 2014 with a principal amount outstanding of $425 million, sterling denominated 9.75% senior notes due 2014 with a principal amount outstanding of £375 million, and euro denominated 8.75% senior notes due with a principal amount outstanding of €225 million. Interest is payable on April 15 and October 15 of each year. The senior notes due 2014 mature on April 15, 2014 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain of the intermediate holding companies in the group.

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.5% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of our senior notes. The convertible senior notes bear interest at an annual rate of 6.5% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

        Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. under goes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

        The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible senior notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as "make whole" fundamental changes, the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

        Holders may also require us to repurchase the convertible senior notes for cash in the event of a fundamental change for a purchase price equal to 100% of the principal amount, plus accrued but unpaid interest to the purchase date.

Restrictions Under Our Existing Debt Agreements

        The agreements governing the senior notes and the senior credit facility significantly, and in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:

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

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Negative
Standard & Poor's	B+	Positive

Cash Dividends

        During the year ended December 31, 2007 and the six months ended June 30, 2008, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Six months ended June 30, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7

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

Off-Balance Sheet Arrangements

        As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008 we are not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of June 30, 2008, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£5,873.7	£0.8	£2,078.7	£2,248.7	£1,545.5
Capital Lease Obligations	238.5	42.2	56.3	53.8	86.2
Operating Lease Obligations	349.3	56.5	85.6	77.3	129.9
Purchase Obligations	774.3	414.0	202.8	90.4	67.1
Interest Obligations	2,013.8	450.7	832.7	487.3	243.1

Total	£9,249.6	£964.2	£3,256.1	£2,957.5	£2,071.8

Early Termination Charges		£44.8	£64.0	£24.0	£4.9

        On April 16, 2008, we issued convertible senior notes, and used the net proceeds to make repayments, on our senior credit facility as discussed under Liquidity and Capital Resources—Long Term Debt above.

        Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

        There have been no material changes in the six months ending June 30, 2008 to our commercial commitments from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, like foreign currency exchange and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments.

        Also, substantially all of our revenues and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of June 30, 2008, £1,272.4 million, or 21.1% of our indebtedness, was denominated in U.S. dollars and £518.5 million, or 8.6%, of our indebtedness was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments.

The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 9 to Virgin Media's condensed consolidated financial statements.

        The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of June 30, 2008 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,							Fair Value June 30, 2008
	2008	2009	2010	2011	2012	Thereafter	Total
Long term debt (including current portion)
U.S. dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$423.4
Average interest rate						8.75%
Average forward exchange rate						0.53
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£358.6
Average interest rate						9.75%
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€212.6
Average interest rate						8.75%
Average forward exchange rate						0.83
U.S. Dollars
Fixed rate	—	—	—	—	—	$550.0	$550.0	$521.8
Average interest rate						9.125%
Average forward exchange rate						0.53
U.S. Dollars
Fixed rate	—	—	—	—	—	$1,000.0	$1,000.0	$1,032.8
Average interest rate						6.5%
Average forward exchange rate						0.53
Pounds Sterling
Variable Rate	£—	£4.1	£1,105.7	£966.0	£2,248.3	£—	£4,324.1	£4,324.1
Average interest rate	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 2.00-2.13%	LIBOR plus 2.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars
Notional amount	—	$425.0	—	—	$650.0	$550.0	$1,625.0	£(65.1)
Average contract exchange rate		0.60			0.54	0.55
Average sterling interest rate paid		9.42%			LIBOR plus 2.11%	8.54%
Receipt of Euros
Notional amount	—	€225.0	—	—	€427.9	—	€652.9	£65.9
Average contract exchange rate		0.69			0.69
Average sterling interest rate paid		10.26%			LIBOR plus 2.16%
Receipt of U.S. Dollars
Notional amount	—	—	—	—	—	$700.0	$700.0	£(1.8)
Average contract exchange rate						0.51
Average sterling interest rate paid						6.93%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	£3,175.0	—	—	—	—	£3,175.0	£25.1
Average sterling interest rate paid		5.25%
Sterling interest rate received		LIBOR

ITEM 4.   CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports the registrant file or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it file or submit is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

        On March 3, 2006, we completed the reverse acquisition of Telewest and on July 4, 2006, we completed the acquisition of Virgin Mobile. As a consequence of our integration of these acquisitions, we have made and expect to make further material changes to our internal control over financial reporting this year. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in disputes and litigation arising in the ordinary course of our business. We are also involved in various disputes and legal proceedings, none of which is a material pending legal proceeding that, exclusive of interest and costs, is anticipated to exceed 10% of our and our subsidiaries' current assets on a consolidated basis, or is otherwise reportable in response to this item.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, as amended, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 8, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (a)
  See our Current Report on Form 8-K as filed with the SEC on April 16, 2008, in respect of our issuance of $1.0 billion of 6.5% convertible senior notes due 2016.

  (b)
  None.

  (c)
  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on May 21, 2008. The following actions by stockholders were taken at the meeting:

Election of Directors

        The following nominees were elected as directors, each to hold office for a period of three years, by the votes set forth below:

Nominee	For	Withheld
William R. Huff	265,992,781	18,399,295
James F. Mooney	266,156,206	18,235,870

        The following directors had terms continuing after the annual meeting of stockholders: Edwin M. Banks, Jeffrey D. Benjamin, Neil A. Berkett, Gordon D. McCallum and George R. Zoffinger. Subsequently, on July 8, 2008, James A. Chiddix, Andrew Cole and Steven J. Simmons were appointed to our Board.

Appointment of Ernst & Young LLP

        The appointment of Ernst & Young LLP as our independent auditor for the fiscal year ending December 31, 2008 was ratified by the votes set forth below:

For	282,468,549
Against	1,869,094
Abstained	54,433

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

3.1		Second restated certificate of incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2
Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
4.1
Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Notes due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
4.2
Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
10.1	*
Senior Facilities Agreement, dated March 3, 2006, as amended and restated on May 22, 2006, July 10, 2006, August 10, 2006, April 4, 2007 and May 15, 2008, between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers).
10.2
Form of Restricted Stock Unit Agreement relating to the 2008-2010 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 17, 2008).
10.3
Restricted Stock Agreement, dated as of April 30, 2008, between Virgin Media Inc. and James Mooney (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).
10.4
Description of the 2008-2010 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).
10.5
Service Agreement, dated as of May 7, 2008 between Virgin Media Limited and Neil Berkett (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 9, 2008).
10.6
Employment Agreement, dated as of December 18, 2007, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 4, 2008).

10.7		Extension Agreement, dated as of June 3, 2008, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 4, 2008).
10.8
Second Amended and Restated Employment Agreement, dated as of August 4, 2008, between, Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 6, 2008).
10.9	*	Description of the Virgin Media Inc. 2008 Bonus Scheme.
31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Senior Vice President—Finance, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Certifications of Chief Executive Officer and Senior Vice President—Finance Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Description of the 6.50% Convertible Senior Notes due 2016 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: August 7, 2008	By:	/s/ NEIL BERKETT Neil Berkett Chief Executive Officer
Date: August 7, 2008	By:	/s/ CHARLES K. GALLAGHER Charles K. Gallagher Senior Vice President—Finance
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: August 7, 2008	By:	/s/ NEIL BERKETT Neil Berkett Chief Executive Officer
Date: August 7, 2008	By:	/s/ CHARLES K. GALLAGHER Charles K. Gallagher Senior Vice President—Finance