Form 10-Q
period 2008-09-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2008-11-10
CIK 1270400, 1322791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 5, 2008, there were 328,108,707 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 855,834 unvested shares of restricted stock held in escrow.

        The Additional Registrant meets the conditions set forth in General Information H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" in this Form 10-Q.

 VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008
INDEX

Introductory Note

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

  •
  "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc., including Virgin Media Investment Holdings and its subsidiaries. Unless otherwise indicated, the discussion contained in this report applies to Virgin Media Investment Holdings as well as Virgin Media Inc.

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

  •
  the extent to which our future cash flow will be sufficient to cover our fixed charges; and

  •
  general economic conditions.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or SEC, on February 29, 2008, as amended, and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 8, 2008, and for the quarter ended June 30, 2008, as filed with the SEC on August 7, 2008. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)(except par value)

	September 30, 2008	December 31, 2007
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£521.4	£321.4
Restricted cash	6.0	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £18.4 (2008) and £19.5 (2007)	446.6	455.6
Inventory	104.9	75.4
Prepaid expenses and other current assets	164.1	94.8

Total current assets	1,243.0	953.3
Fixed assets, net	5,418.4	5,655.6
Goodwill and other indefinite-lived intangible assets	2,120.9	2,488.2
Intangible assets, net	591.3	816.7
Equity investments	365.4	368.7
Other assets, net of accumulated amortization of £61.2 (2008) and £45.0 (2007)	230.5	183.6

Total assets	£9,969.5	£10,466.1

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£384.8	£372.9
Accrued expenses and other current liabilities	490.0	406.2
VAT and employee taxes payable	58.3	86.1
Restructuring liabilities	53.8	89.6
Interest payable	168.8	172.5
Deferred revenue	262.0	250.3
Current portion of long term debt	37.9	29.1

Total current liabilities	1,455.6	1,406.7
Long term debt, net of current portion	6,160.4	5,929.4
Deferred revenue and other long term liabilities	128.7	238.5
Deferred income taxes	83.7	81.0

Total liabilities	7,828.4	7,655.6

Commitments and contingent liabilities
Minority interest	0.4	—
Shareholders' equity
Common stock—$.01 par value; authorized 1,000.0 (2008 and 2007) shares; issued 329.0 (2008) and 328.9 (2007) and outstanding 328.1 (2008) and 327.5 (2007) shares	1.8	1.8
Additional paid-in capital	4,348.9	4,335.9
Accumulated other comprehensive income	158.6	148.6
Accumulated deficit	(2,368.6)	(1,675.8)

Total shareholders' equity	2,140.7	2,810.5

Total liabilities and shareholders' equity	£9,969.5	£10,466.1

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	£991.1	£1,006.2	£2,983.4	£3,023.1
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	436.6	454.0	1,331.9	1,338.4
Selling, general and administrative expenses	229.5	210.7	669.4	722.2
Restructuring and other (income) charges	—	(8.9)	2.9	5.8
Depreciation	214.3	225.7	676.0	689.4
Amortization	66.1	78.0	230.1	232.9
Goodwill impairment	(4.0)	—	362.2	—

	942.5	959.5	3,272.5	2,988.7

Operating income (loss)	48.6	46.7	(289.1)	34.4
Other income (expense)
Interest income and other, net	8.1	10.8	22.0	25.6
Interest expense	(122.7)	(127.9)	(367.7)	(374.5)
Share of income from equity investments	2.1	6.0	11.1	18.5
Foreign currency (losses) gains	(104.7)	2.2	(129.7)	7.8
Loss on extinguishment of debt	—	—	(5.6)	(1.1)
Gains (losses) on derivative instruments	48.0	0.8	79.1	(0.7)

Loss before income taxes and minority interest	(120.6)	(61.4)	(679.9)	(290.0)
Income tax benefit (expense)	—	0.4	7.9	(10.3)
Minority interest	(0.2)	—	(0.4)	—

Net loss	£(120.8)	£(61.0)	£(672.4)	£(300.3)

Basic and diluted net loss per share	£(0.37)	£(0.19)	£(2.05)	£(0.92)

Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.12	$0.09

Average number of shares outstanding	328.1	326.4	328.1	325.4

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2008	2007
Operating activities
Net loss	£(672.4)	£(300.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	906.1	922.3
Goodwill impairment	362.2	—
Non-cash interest	(1.7)	(29.8)
Non-cash compensation	12.5	14.1
Income from equity accounted investments, net of dividends received	(3.7)	(12.5)
Income taxes	(4.3)	12.7
Amortization of original issue discount and deferred financing costs	16.3	17.3
Unrealized foreign currency losses (gains)	117.7	(0.4)
Loss on extinguishment of debt	5.6	1.1
(Gains) losses on derivative instruments	(76.9)	0.7
Other	(0.1)	(2.8)
Changes in operating assets and liabilities	(72.9)	(179.5)

Net cash provided by operating activities	588.4	442.9

Investing activities
Purchase of fixed and intangible assets	(340.6)	(424.0)
Principal repayments on loans to equity investments	10.1	14.5
Acquisitions, net of cash acquired	—	(1.0)
Other	1.6	6.4

Net cash used in investing activities	(328.9)	(404.1)

Financing activities
New borrowings, net of financing fees	493.4	874.5
Proceeds from employee stock option exercises	0.6	11.4
Principal payments on long term debt and capital leases	(533.2)	(961.6)
Dividends paid	(20.4)	(14.8)

Net cash used in financing activities	(59.6)	(90.5)

Effect of exchange rate changes on cash and cash equivalents	0.1	(2.8)
Increase (decrease) in cash and cash equivalents	200.0	(54.5)
Cash and cash equivalents, beginning of period	321.4	418.5

Cash and cash equivalents, end of period	£521.4	£364.0

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£349.7	£380.8

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, as amended.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Goodwill and Intangible Assets

        During the nine months ended September 30, 2008, assets not subject to amortization were adjusted for the following (in millions):

	Trade Names	Reorganization Value	Goodwill
Balance, December 31, 2007	£16.5	£146.1	£2,325.6
Deferred tax balances	—	(3.8)	(1.3)
Goodwill impairment	—	—	(362.2)

Balance, September 30, 2008	£16.5	£142.3	£1,962.1

        During the nine months ended September 30, 2008, reorganization value in excess of amounts allocable to identifiable assets was reduced by £3.8 million due to the use of deferred tax assets that existed as at January 10, 2003 that were previously offset by a valuation allowance.

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units, included in our Content segment, and the Virgin Mobile reporting unit. The fair values of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair values of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Virgin Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Virgin Mobile reporting unit's individual assets and liabilities and recognized a preliminary goodwill impairment charge of £366.2 million in the three and six months ended June 30, 2008. During the three months ended September 30, 2008, we finalized our impairment review of the Virgin Mobile reporting unit and, as a result, we recognized a reduction in the impairment charge of £4.0 million. Consequently, the total goodwill impairment charge for the nine months ended September 30, 2008 was £362.2 million.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Goodwill and Intangible Assets (Continued)

        In September 2008, our sit-up reporting unit received notification that one of its two licenses to broadcast over Freeview digital terrestrial television would not be renewed in January 2009. Management is currently reviewing the implications of this change on sit-up's business model and is considering alternative courses of action. This will result in an interim goodwill impairment review being performed in our sit-up reporting unit if indicators exist that suggest it is more likely than not that the fair value of the reporting unit is less than the carrying value. As at September 30, 2008, the carrying value of goodwill relating to the sit-up reporting unit was £39.9 million.

Note 3—Long Term Debt

        Long term debt consists of (in millions):

	September 30, 2008	December 31, 2007
8.75% U.S. Dollar senior notes due 2014	£238.7	£214.2
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	178.0	165.6
9.125% U.S. Dollar senior notes due 2016	308.9	277.2
6.50% U.S. Dollar convertible senior notes due 2016	561.7	—
Senior credit facility	4,357.0	4,804.8
Capital leases	174.7	116.9
Other	4.3	4.8

	6,198.3	5,958.5
Less: current portion	(37.9)	(29.1)

	£6,160.4	£5,929.4

        The effective interest rate on the senior credit facility was 7.5% and 7.8% as at September 30, 2008 and December 31, 2007, respectively.

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

        Holders of our convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

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

        In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion, or FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company's cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. Our convertible senior notes are within the scope of FSP APB 14-1. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

Senior Credit Facility

        On November 10, 2008, we amended our senior credit facility in order, subject to the repayment condition described below, to defer over 70% of the remaining principal payments due in 2009, 2010 and 2011 to June 2012, extend the maturity of over 70% of the existing revolving facility from March 2011 to June 2012 and reset certain financial covenant ratios. These changes will only become effective

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

after we have made certain principal repayments under the senior credit facility totaling £487.0 million. We have until May 10, 2009, subject to a further three-month extension option, to satisfy this repayment condition.

        As part of the amendments, certain lenders will receive a margin increase of 1.50% and, subject to the repayment condition, certain other lenders will receive a margin increase of 1.375%. Additionally, we will pay up to £70.0 million in fees in connection with the amendments, some of which is payable only upon satisfaction of the repayment condition. Effective immediately, the amendments also, among other things, suspend the right of certain lenders to receive a pro rata share of prepayments.

        As a result of these amendments, and assuming satisfaction of the repayment condition described above, our revised amortization schedule under our senior credit facility would be as follows: March 2010—£32.7 million, September 2010—£171.6 million, March 2011—£288.4 million, June 2012—£1,167.3 million, September 2012—£1,910.0 million, March 2013—£300.0 million.

Note 4—Employee Benefit Plans

        The components of net periodic pension cost in the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service costs	£0.4	£0.6	£1.3	£1.8
Interest costs	4.6	4.2	13.7	12.6
Expected return on plan assets	(5.4)	(4.8)	(16.1)	(14.4)

Net periodic benefit costs	£(0.4)	£—	£(1.1)	£—

Note 5—Restructuring and Other (Income) Charges

        The following tables summarize our historical restructuring accruals and the restructuring accruals resulting from the acquisitions made by us during 2006 (in millions):

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Three months ended September 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, June 30, 2008	£16.8	£1.8	£39.1	£57.7
Charged to expense	0.5	—	0.8	1.3
Revisions	0.2	(1.5)	—	(1.3)
Utilized	(1.6)	(0.3)	(2.0)	(3.9)

Balance, September 30, 2008	£15.9	£—	£37.9	£53.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Restructuring and Other (Income) Charges (Continued)

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Nine months ended September 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, December 31, 2007	£35.9	£12.6	£41.1	£89.6
Charged to expense	1.9	—	2.5	4.4
Revisions	(1.8)	(1.7)	2.0	(1.5)
Utilized	(20.1)	(10.9)	(7.7)	(38.7)

Balance, September 30, 2008	£15.9	£—	£37.9	£53.8

        Restructuring and other income of £nil and £8.9 million for the three months ended September 30, 2008 and 2007, respectively, and restructuring and other charges of £2.9 million and £5.8 million for the nine months ended September 30, 2008 and 2007, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs net of revisions to previously accrued amounts.

        During the fourth quarter, we intend to commence the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note 6—Stockholders' Equity and Share Based Compensation

        During the year ended December 31, 2007 and the nine months ended September 30, 2008, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Nine months ended September 30, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1

        Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Stockholders' Equity and Share Based Compensation (Continued)

subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

        Basic and diluted net loss per share is computed by dividing the net loss for the three and nine months ended September 30, 2008 and 2007 by the weighted average number of shares outstanding during the respective periods. Options, warrants, shares issuable under our convertible senior notes, and shares of restricted stock held in escrow at September 30, 2008 and 2007, respectively, are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

        The average number of shares outstanding for the three and nine months ended September 30, 2008 and 2007 is computed as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Number of shares outstanding at start of period	328.1	325.7	327.5	323.9
Issues of common stock (average number outstanding during the period)	—	0.7	0.6	1.5

Average number of shares outstanding	328.1	326.4	328.1	325.4

        Total share based compensation expense included in selling, general and administrative expenses in the statement of operations was £5.3 million and £(0.2) million for the three months ended September 30, 2008 and 2007, respectively, and £12.5 million and £14.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 7—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss for period	£(120.8)	£(61.0)	£(672.4)	£(300.3)
Currency translation adjustments	(0.5)	(0.4)	(0.4)	(0.8)
Net unrealized gains (losses) on derivatives, net of tax	18.5	(21.0)	46.1	13.0
Reclassification of derivative (gains) losses to net income, net of tax	(24.1)	(7.5)	(35.7)	7.0

Comprehensive loss	£(126.9)	£(89.9)	£(662.4)	£(281.1)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Comprehensive Loss (Continued)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2008	December 31, 2007
Foreign currency translation	£131.0	£131.4
Pension liability adjustments	(0.2)	(0.2)
Net unrealized gains on derivatives	27.8	17.4

	£158.6	£148.6

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

        For the three and nine months ended September 30, 2008, income tax benefit was £nil and £7.9 million, respectively, as compared with income tax benefit of £0.4 million for the three months ended September 30, 2007 and income tax expense of £10.3 million for the nine months ended September 30, 2007. The income tax benefit for the three months ended September 30, 2008 was comprised of current federal tax benefit of £0.2 million, U.S. state and local tax expense of £0.1 million, deferred federal tax benefit of £1.0 million, a U.K. current tax benefit of £1.1 million and a U.K. deferred tax expense of £2.2 million. The income tax benefit for the nine months ended September 30, 2008 was comprised of current federal tax expense of £0.2 million, U.S. state and local tax expense of £0.1 million, deferred federal tax expense of £6.5 million, a U.K. current tax benefit of £3.6 million and a U.K. deferred tax benefit of £11.1 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax benefit for the three months ended

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Income Taxes (Continued)

September 30, 2007 was comprised of deferred federal tax benefit of £0.3 million and a U.K. tax benefit of £0.1 million. The income tax expense for the nine months ended September 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.4 million and a U.K. tax benefit of £3.2 million. The U.K. tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Fair Value Measurements (Continued)

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 and December 31, 2007 (in millions):

	September 30, 2008	December 31, 2007
Included within other current assets:
Foreign currency forward rate contracts	£9.9	£—
Interest rate swaps	16.2	4.1
Cross-currency interest rate swaps	21.3	—

	£47.4	£4.1

Included within other assets:
Foreign currency forward rate contracts	£—	£18.3
Interest rate swaps	—	11.2
Cross-currency interest rate swaps	109.2	30.6

	£109.2	£60.1

Included within other current liabilities:
Foreign currency forward rate contracts	£39.6	£—
Cross-currency interest rate swaps	0.8	—

	£40.4	£—

Included within deferred revenue and other long term liabilities:
Foreign currency forward rate contracts	£—	£67.9
Cross-currency interest rate swaps	11.9	54.4

	£11.9	£122.3

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

(unaudited)

Note 10—Recent Accounting Pronouncements (Continued)

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

Note 11—Industry Segments

        Our reportable segments, Cable, Content and Mobile, are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no single customer represents more than 5% of our overall revenue.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments (Continued)

        Segment information for the three and nine month periods ended September 30, 2008 and 2007 was as follows (in millions):

	Three months ended September 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£763.7	£81.9	£145.5	£—	£991.1
Inter segment revenue	1.0	6.4	—	(7.4)	—
Operating costs	(281.4)	(72.3)	(89.3)	6.4	(436.6)
Selling, general and administrative expenses	(181.6)	(20.8)	(28.1)	1.0	(229.5)

Segment OCF	301.7	(4.8)	28.1	—	325.0
Depreciation, amortization and other charges	(250.6)	(4.4)	(25.4)	—	(280.4)
Goodwill impairment	—	—	4.0	—	4.0

Operating income (loss)	£51.1	£(9.2)	£6.7	£—	£48.6

	Three months ended September 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£767.7	£79.8	£158.7	£—	£1,006.2
Inter segment revenue	0.8	6.2	—	(7.0)	—
Operating costs	(296.1)	(61.9)	(102.2)	6.2	(454.0)
Selling, general and administrative expenses	(168.9)	(17.6)	(25.0)	0.8	(210.7)

Segment OCF	303.5	6.5	31.5	—	341.5
Depreciation, amortization and other charges	(268.7)	(4.1)	(22.0)	—	(294.8)

Operating income	£34.8	£2.4	£9.5	£—	£46.7

	Nine months ended September 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,309.7	£244.8	£428.9	£—	£2,983.4
Inter segment revenue	2.5	19.2	—	(21.7)	—
Operating costs	(882.7)	(203.5)	(264.9)	19.2	(1,331.9)
Selling, general and administrative expenses	(527.6)	(61.1)	(83.2)	2.5	(669.4)

Segment OCF	901.9	(0.6)	80.8	—	982.1
Depreciation, amortization and other charges	(819.0)	(13.5)	(76.5)	—	(909.0)
Goodwill impairment	—	—	(362.2)	—	(362.2)

Operating income (loss)	£82.9	£(14.1)	£(357.9)	£—	£(289.1)

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

Note 12—Condensed Consolidated Financial Information

        On April 13, 2004, our wholly owned subsidiary, Virgin Media Finance PLC, or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes due 2014. On July 15, 2005, the $100 million aggregate principal amount of floating rate notes was redeemed. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, which together with the Senior Notes due 2014, are referred to as the Senior Notes. Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the Senior Notes on a senior basis. Virgin Media Investment Holdings Limited, or VMIH, has guaranteed the Senior Notes on a senior subordinated basis.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

        We present the following condensed consolidated financial information as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 as required by Article 3-10(d) of Regulation S-X.

	September 30, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£9.0	£—	£2.0	£1.1	£509.3	£—	£521.4
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	3.3	—	—	56.5	655.8	—	715.6

Total current assets	12.3	—	2.0	57.6	1,171.1	—	1,243.0
Fixed assets, net	—	—	—	—	5,418.4	—	5,418.4
Intangible assets, net	—	—	(16.8)	—	2,729.0	—	2,712.2
Investments in, and loans to, parent and subsidiary companies	2,701.1	449.6	(216.9)	4,274.7	(6,549.8)	(293.3)	365.4
Other assets, net	11.2	—	—	156.2	63.1	—	230.5

Total assets	£2,724.6	£449.6	£(231.7)	£4,488.5	£2,831.8	£(293.3)	£9,969.5

Other current liabilities	£22.2	£51.4	£40.3	£156.1	£1,401.2	£(215.6)	£1,455.6
Long term debt	561.7	1,100.6	—	2,066.7	2,431.4	—	6,160.4
Other long term liabilities	—	—	0.6	0.1	211.7	—	212.4
Minority interest	—	—	—	—	0.4	—	0.4
Shareholders' equity	2,140.7	(702.4)	(272.6)	2,265.6	(1,212.9)	(77.7)	2,140.7

Total liabilities and shareholders' equity	£2,724.6	£449.6	£(231.7)	£4,488.5	£2,831.8	£(293.3)	£9,969.5

	December 31, 2007
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	—	—	0.4	9.6	615.8	—	625.8

Total current assets	1.3	—	10.4	10.3	931.3	—	953.3
Fixed assets, net	—	—	—	—	5,655.6	—	5,655.6
Intangible assets, net	—	—	(13.1)	—	3,318.0	—	3,304.9
Investments in, and loans to, parent and subsidiary companies	2,808.8	1,018.0	379.5	5,281.1	(6,526.6)	(2,592.1)	368.7
Other assets, net	—	—	—	129.0	54.6	—	183.6

Total assets	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

Other current liabilities	£(0.4)	£29.9	£6.4	£119.6	£1,354.5	£(103.3)	£1,406.7
Long term debt	—	1,032.0	—	2,262.4	2,635.0	—	5,929.4
Other long term liabilities	—	—	0.3	116.7	202.5	—	319.5
Shareholders' equity	2,810.5	(43.9)	370.1	2,921.7	(759.1)	(2,488.8)	2,810.5

Total liabilities and shareholders' equity	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended September 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£991.1	£—	£991.1
Operating costs	—	—	—	—	(436.6)	—	(436.6)
Selling, general and administrative expenses	(5.2)	—	—	—	(224.3)	—	(229.5)
Depreciation and amortization	—	—	—	—	(280.4)	—	(280.4)
Goodwill impairment	—	—	—	—	4.0	—	4.0

Operating income (loss)	(5.2)	—	—	—	53.8	—	48.6
Interest and other income, net	8.5	32.4	30.2	17.5	(5.6)	(74.9)	8.1
Interest expense	(9.3)	(33.2)	(23.8)	(83.5)	(47.8)	74.9	(122.7)
Share of income from equity investments	—	—	—	—	2.1	—	2.1
Foreign currency losses	(0.2)	(0.9)	(0.6)	(80.2)	(22.8)	—	(104.7)
Gains (losses) on derivative instruments	—	—	—	55.1	(7.1)	—	48.0
Income tax benefit (expense)	—	—	1.6	(2.2)	0.6	—	—
Minority interest	—	—	—	—	(0.2)	—	(0.2)

(Loss) income before equity in net (loss) from subsidiaries	(6.2)	(1.7)	7.4	(93.3)	(27.0)	—	(120.8)
Equity in net loss of subsidiaries	(114.6)	(122.1)	(122.1)	(28.8)	—	387.6	—

Net loss	£(120.8)	£(123.8)	£(114.7)	£(122.1)	£(27.0)	£387.6	£(120.8)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,983.4	£—	£2,983.4
Operating costs	—	—	—	—	(1,331.9)	—	(1,331.9)
Selling, general and administrative expenses	(17.4)	—	—	—	(652.0)	—	(669.4)
Restructuring and other charges	—	—	—	—	(2.9)	—	(2.9)
Depreciation and amortization	—	—	—	—	(906.1)	—	(906.1)
Goodwill impairment	—	—	—	—	(362.2)	—	(362.2)

Operating loss	(17.4)	—	—	—	(271.7)	—	(289.1)
Interest and other income, net	15.4	88.6	70.1	51.7	(21.6)	(182.2)	22.0
Interest expense	(17.2)	(89.7)	(50.8)	(250.2)	(142.0)	182.2	(367.7)
Share of income from equity investments	—	—	—	—	11.1	—	11.1
Foreign currency losses	(0.3)	(1.3)	(0.7)	(102.6)	(24.8)	—	(129.7)
Loss on extinguishment of debt	—	—	—	(4.4)	(1.2)	—	(5.6)
Gains (losses) on derivative instruments	—	—	—	83.2	(4.1)	—	79.1
Income tax benefit (expense)	(0.1)	—	(3.9)	11.1	0.8	—	7.9
Minority interest	—	—	—	—	(0.4)	—	(0.4)

(Loss) income before equity in net (loss) from subsidiaries	(19.6)	(2.4)	14.7	(211.2)	(453.9)	—	(672.4)
Equity in net loss of subsidiaries	(652.8)	(666.5)	(667.9)	(455.3)	—	2,442.5	—

Net loss	£(672.4)	£(668.9)	£(653.2)	£(666.5)	£(453.9)	£2,442.5	£(672.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended September 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,006.2	£—	£1,006.2
Operating costs	—	—	—	—	(454.0)	—	(454.0)
Selling, general and administrative expenses	(1.2)	—	(1.3)	0.3	(208.5)	—	(210.7)
Restructuring and other income	—	—	—	—	8.9	—	8.9
Depreciation and amortization	—	—	—	—	(303.7)	—	(303.7)

Operating income (loss)	(1.2)	—	(1.3)	0.3	48.9	—	46.7
Interest income and other, net	0.2	24.9	11.7	25.5	(14.5)	(37.0)	10.8
Interest expense	—	(24.8)	(6.6)	(96.4)	(37.1)	37.0	(127.9)
Share of income from equity investments	—	—	—	—	6.0	—	6.0
Foreign currency gains (losses)	—	—	0.5	(4.3)	6.0	—	2.2
Gains (losses) on derivative instruments	—	—	—	(1.0)	1.8	—	0.8
Income tax benefit (expense)	—	—	0.6	—	(0.2)	—	0.4

(Loss) income before equity in net (loss) from subsidiaries	(1.0)	0.1	4.9	(75.9)	10.9	—	(61.0)
Equity in net (loss) income of subsidiaries	(60.0)	(66.7)	(65.2)	9.2	—	182.7	—

Net (loss) income	£(61.0)	£(66.6)	£(60.3)	£(66.7)	£10.9	£182.7	£(61.0)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,023.1	£—	£3,023.1
Operating costs	—	—	—	—	(1,338.4)	—	(1,338.4)
Selling, general and administrative expenses	(3.2)	—	(9.4)	—	(709.6)	—	(722.2)
Restructuring and other charges	(0.3)	—	—	—	(5.5)	—	(5.8)
Depreciation and amortization	—	—	—	—	(922.3)	—	(922.3)

Operating income (loss)	(3.5)	—	(9.4)	—	47.3	—	34.4
Interest income and other, net	0.5	75.3	35.6	67.0	(42.7)	(110.1)	25.6
Interest expense	—	(74.7)	(19.5)	(280.9)	(109.5)	110.1	(374.5)
Share of income from equity investments	—	—	—	—	18.5	—	18.5
Loss on extinguishment of debt	—	—	—	(0.5)	(0.6)	—	(1.1)
Foreign currency gains (losses)	—	0.1	0.9	(8.8)	15.6	—	7.8
(Losses) gains on derivative instruments	—	—	—	(1.0)	0.3	—	(0.7)
Income tax expense	(0.2)	—	(6.7)	—	(3.4)	—	(10.3)

(Loss) income before equity in net (loss) from subsidiaries	(3.2)	0.7	0.9	(224.2)	(74.5)	—	(300.3)
Equity in net loss of subsidiaries	(297.1)	(297.6)	(298.3)	(73.5)	—	966.5	—

Net loss	£(300.3)	£(296.9)	£(297.4)	£(297.7)	£(74.5)	£966.5	£(300.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2008
Statement of cash flows	Company	Virgin Media Finance	Other Guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£2.6	£—	£(7.1)	£(35.1)	£628.0	£—	£588.4
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(340.6)	—	(340.6)
Principal repayments (drawdowns) on loans to equity investments	—	—	—	—	10.1	—	10.1
Principal repayments (drawdowns) on loans to group companies	(481.9)	—	(2.6)	267.6	216.9	—	—
Other	—	—	—	—	1.6	—	1.6

Net cash (used in) provided by investing activities	(481.9)	—	(2.6)	267.6	(112.0)	—	(328.9)

Financing activities:
New borrowings, net of financing fees	493.4	—	—	—	—	—	493.4
Proceeds from employee stock options	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	(217.1)	(316.1)	—	(533.2)
Intercompany funding movements	13.3	—	1.7	(15.0)	—	—	—
Dividends paid	(20.4)	—	—	—	—	—	(20.4)

Net cash (used in) provided by financing activities	486.9	—	1.7	(232.1)	(316.1)	—	(59.6)

Effect of exchange rates	0.1	—	—	—	—	—	0.1
Increase (decrease) in cash and cash equivalents	7.7	—	(8.0)	0.4	199.9	—	200.0
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£9.0	£—	£2.0	£1.1	£509.3	£—	£521.4

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2007
Statement of cash flows	Company	Virgin Media Finance	Other Guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(7.7)	£—	£1.4	£(9.7)	£458.9	£—	£442.9
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(424.0)	—	(424.0)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Principal repayments (drawdowns) on loans to equity investments	10.6	—	(8.9)	(396.0)	408.8	—	14.5
Other	—	—	—	—	6.4	—	6.4

Net cash (used in) provided by investing activities	10.6	—	(8.9)	(397.0)	(8.8)	—	(404.1)

Financing activities:
New borrowings, net of financing fees	—	—	—	576.8	297.7	—	874.5
Proceeds from employee stock options	11.4	—	—	—	—	—	11.4
Principal payments on long term debt and capital leases	—	—	—	(161.9)	(799.7)	—	(961.6)
Dividends paid	(14.8)	—	—	—	—	—	(14.8)

Net cash (used in) provided by financing activities	(3.4)	—	—	414.9	(502.0)	—	(90.5)

Effect of exchange rates	—	—	(2.8)	—	—	—	(2.8)
(Decrease) increase in cash and cash equivalents	(0.5)	—	(10.3)	8.2	(51.9)	—	(54.5)
Cash and cash equivalents at beginning of period	2.4	—	31.5	0.2	384.4	—	418.5

Cash and cash equivalents at end of period	£1.9	£—	£21.2	£8.4	£332.5	£—	£364.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£510.4	£310.0
Restricted cash	5.2	5.4
Accounts receivable—trade, less allowances for doubtful accounts of £16.3 (2008) and £17.1 (2007)	435.6	451.0
Inventory	104.9	75.4
Prepaid expenses and other current assets	160.7	94.4

Total current assets	1,216.8	936.2
Fixed assets, net	5,281.7	5,510.3
Goodwill and other indefinite-lived intangible assets	2,131.8	2,495.3
Intangible assets, net	591.4	814.3
Equity investments	365.4	368.7
Other assets, net of accumulated amortization of £60.7 (2008) and £45.0 (2007)	219.3	183.6
Due from group companies	753.7	637.4

Total assets	£10,560.1	£10,945.8

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£384.2	£372.9
Accrued expenses and other current liabilities	484.1	407.4
VAT and employee taxes payable	53.0	81.2
Restructuring liabilities	53.4	84.8
Interest payable	114.8	148.2
Interest payable to group companies	137.2	77.6
Deferred revenue	252.6	240.3
Current portion of long term debt	37.9	29.1

Total current liabilities	1,517.2	1,441.5
Long term debt, net of current portion	4,498.1	4,897.4
Long term debt, due to group companies	2,068.3	1,367.1
Deferred revenue and other long term liabilities	126.7	237.1
Deferred income taxes	83.8	81.0

Total liabilities	8,294.1	8,024.1

Commitments and contingent liabilities
Minority interest	0.4	—
Shareholders' equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2008 and 2007); issued and outstanding 224,552 ordinary shares (2008 and 2007)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	27.6	17.2
Accumulated deficit	(2,133.3)	(1,466.8)

Total shareholders' equity	2,265.6	2,921.7

Total liabilities and shareholders' equity	£10,560.1	£10,945.8

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	£962.9	£978.2	£2,900.3	£2,934.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	422.6	443.2	1,291.9	1,303.2
Selling, general and administrative expenses	217.0	200.8	631.8	683.1
Restructuring and other charges (income)	0.1	(8.0)	2.9	5.3
Depreciation	209.8	220.2	660.8	673.0
Amortization	66.0	75.9	227.7	227.0
Goodwill impairment	(4.0)	—	362.2	—

	911.5	932.1	3,177.3	2,891.6

Operating income (loss)	51.4	46.1	(277.0)	43.1
Other income (expense)
Interest income and other, net	8.1	10.5	21.9	23.9
Interest income from group companies	2.1	4.6	5.8	7.6
Interest expense	(88.5)	(104.5)	(278.3)	(304.0)
Interest expense to group companies	(40.6)	(31.8)	(107.7)	(88.5)
Share of income from equity investments	2.1	6.0	11.1	18.5
Foreign currency (losses) gains	(103.0)	1.8	(127.4)	6.9
Loss on extinguishment of debt	—	—	(5.6)	(1.1)
Gains (losses) on derivative instruments	48.0	0.8	79.1	(0.7)

Loss before income taxes and minority interest	(120.4)	(66.5)	(678.1)	(294.3)
Income tax (expense) benefit	(1.5)	(0.2)	12.0	(3.4)
Minority interest	(0.2)	—	(0.4)	—

Net loss	£(122.1)	£(66.7)	£(666.5)	£(297.7)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2008	2007
Operating activities
Net loss	£(666.5)	£(297.7)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	888.5	900.0
Goodwill impairment	362.2	—
Non-cash interest	(31.4)	(34.7)
Non-cash compensation	10.0	11.4
Income from equity accounted investments, net of dividends received	(3.7)	(12.5)
Income taxes	(5.7)	7.2
Amortization of original issue discount and deferred financing costs	15.7	17.3
Unrealized foreign currency losses	36.6	27.8
Loss on extinguishment of debt	5.6	1.1
(Gains) losses on derivative instruments	(76.9)	0.7
Other	(0.3)	(3.1)
Changes in operating assets and liabilities	(68.3)	(172.8)

Net cash provided by operating activities	465.8	444.7

Investing activities
Purchase of fixed and intangible assets	(333.7)	(418.6)
Principal repayments on loans to equity investments	10.1	13.1
Investments in, and loans from, parent and subsidiary companies	589.8	—
Acquisitions, net of cash acquired	—	(1.0)
Other	1.6	5.8

Net cash provided by (used in) investing activities	267.8	(400.7)

Financing activities
New borrowings, net of financing fees	—	874.5
Principal payments on long term debt and capital leases	(533.2)	(961.6)

Net cash used in financing activities	(533.2)	(87.1)

Increase (decrease) in cash and cash equivalents	200.4	(43.1)
Cash and cash equivalents, beginning of period	310.0	384.0

Cash and cash equivalents, end of period	£510.4	£340.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        Virgin Media Investment Holdings Limited, or VMIH, is an indirect, wholly owned subsidiary of Virgin Media Inc.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, as amended.

        Certain prior year balances have been reclassified to conform to the current period presentation.

Note 2—Goodwill and Intangible Assets

        During the nine months ended September 30, 2008, assets not subject to amortization were adjusted for the following (in millions):

	Trade Names	Reorganization Value	Goodwill
Balance, December 31, 2007	£16.5	£153.2	£2,325.6
Deferred tax balances	—	—	(1.3)
Goodwill impairment	—	—	(362.2)

Balance, September 30, 2008	£16.5	£153.2	£1,962.1

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units, included in our Content segment, and the Virgin Mobile reporting unit. The fair values of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair values of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Virgin Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Virgin Mobile reporting unit's individual assets and liabilities and recognized a preliminary goodwill impairment charge of £366.2 million in the three and six months ended June 30, 2008. During the three months ended September 30, 2008, we finalized our impairment review of the Virgin Mobile reporting unit and, as a result, we recognized a reduction in the impairment charge of £4.0 million. Consequently, the total goodwill impairment charge for the nine months ended September 30, 2008 was £362.2 million.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Goodwill and Intangible Assets (Continued)

        In September 2008, our sit-up reporting unit received notification that one of its two licenses to broadcast over Freeview digital terrestrial television would not be renewed in January 2009. Management is currently reviewing the implications of this change on sit-up's business model and is considering alternative courses of action. This will result in an interim goodwill impairment review being performed in our sit-up reporting unit if indicators exist that suggest it is more likely than not that the fair value of the reporting unit is less than the carrying value. As at September 30, 2008, the carrying value of goodwill relating to the sit-up reporting unit was £39.9 million.

Note 3—Long Term Debt

        Long term debt consists of (in millions):

	September 30, 2008	December 31, 2007
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£238.7	£214.2
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	178.0	165.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	308.9	277.2
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	56.2	50.4
Senior credit facility	4,357.0	4,804.8
Other loan notes due to affiliates	911.5	284.7
Capital leases	174.7	116.9
Other	4.3	4.8

	6,604.3	6,293.6
Less: current portion	(37.9)	(29.1)

	£6,566.4	£6,264.5

        The effective interest rate on the senior credit facility was 7.5% and 7.8% as at September 30, 2008 and December 31, 2007, respectively.

Senior Credit Facility

        On November 10, 2008, we amended our senior credit facility in order, subject to the repayment condition described below, to defer over 70% of the remaining principal payments due in 2009, 2010 and 2011 to June 2012, extend the maturity of over 70% of the existing revolving facility from March 2011 to June 2012 and reset certain financial covenant ratios. These changes will only become effective after we have made certain principal repayments under the senior credit facility totaling £487.0 million. We have until May 10, 2009, subject to a further three-month extension option, to satisfy this repayment condition.

        As part of the amendments, certain lenders will receive a margin increase of 1.50% and, subject to the repayment condition, certain other lenders will receive a margin increase of 1.375%. Additionally, we will pay up to £70.0 million in fees in connection with the amendments, some of which is payable only upon satisfaction of the repayment condition. Effective immediately, the amendments also, among other things, suspend the right of certain lenders to receive a pro rata share of prepayments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

        As a result of these amendments, and assuming satisfaction of the repayment condition described above, our revised amortization schedule under our senior credit facility would be as follows: March 2010—£32.7 million, September 2010—£171.6 million, March 2011—£288.4 million, June 2012—£1,167.3 million, September 2012—£1,910.0 million, March 2013—£300.0 million.

Note 4—Employee Benefit Plans

        The components of net periodic pension cost in the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service costs	£0.4	£0.6	£1.3	£1.8
Interest costs	4.6	4.2	13.7	12.5
Expected return on plan assets	(5.4)	(4.8)	(16.1)	(14.3)

Net periodic benefit costs	£(0.4)	£—	£(1.1)	£—

Note 5—Restructuring and Other (Income) Charges

        The following tables summarize our historical restructuring accruals and the restructuring accruals resulting from the acquisitions during 2006 made by Virgin Media (in millions):

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Three months ended September 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, June 30, 2008	£16.6	£1.8	£38.9	£57.3
Charged to expense	0.5	—	0.8	1.3
Revisions	0.2	(1.5)	0.1	(1.2)
Utilized	(1.6)	(0.3)	(2.1)	(4.0)

Balance, September 30, 2008	£15.7	£—	£37.7	£53.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Restructuring and Other (Income) Charges (Continued)

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
Nine months ended September 30, 2008	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, December 31, 2007	£34.0	£11.9	£38.9	£84.8
Charged to expense	1.9	—	2.5	4.4
Revisions	(1.8)	(1.7)	2.0	(1.5)
Utilized	(18.4)	(10.2)	(5.7)	(34.3)

Balance, September 30, 2008	£15.7	£—	£37.7	£53.4

        Restructuring and other charges of £0.1 million and restructuring and other income of £8.0 million for the three months ended September 30, 2008 and 2007, respectively, and restructuring and other charges of £2.9 million and £5.3 million for the nine months ended September 30, 2008 and 2007, respectively, relate mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs net of revisions to previously accrued amounts.

        During the fourth quarter, we intend to commence the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Note 6—Share Based Compensation

Stock Option Plans

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at September 30, 2008, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2007 Annual Report on Form 10-K, filed with the SEC on February 29, 2008, as amended.

Note 7—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss for period	£(122.1)	£(66.7)	£(666.5)	£(297.7)
Net unrealized gains (losses) on derivatives, net of tax	18.5	(21.0)	46.1	13.0
Reclassification of derivative (gains) losses to net income, net of tax	(24.1)	19.6	(35.7)	27.4

Comprehensive loss	£(127.7)	£(68.1)	£(656.1)	£(257.3)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Comprehensive Loss (Continued)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2008	December 31, 2007
Pension liability adjustments	£(0.2)	£(0.2)
Net unrealized gains on derivatives	27.8	17.4

	£27.6	£17.2

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

        For the three and nine months ended September 30, 2008, there was an income tax expense of £1.5 million and a benefit of £12.0 million, respectively, as compared with income tax expense of £0.2 million and £3.4 million for the same periods in 2007. The income tax expense for the three months ended September 30, 2008 was comprised of deferred federal tax expense of £0.4 million, a U.K. current tax benefit of £1.1 million and a U.K. deferred tax expense of £2.2 million. The income tax benefit for the nine months ended September 30, 2008 was comprised of deferred federal tax expense of £2.7 million, a U.K. current tax benefit of £3.6 million and a U.K. deferred tax benefit of £11.1 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax expense for the three months ended September 30, 2007 was comprised of deferred federal tax expense of £0.3 million and a U.K. tax benefit of £0.1 million. The income tax expense for the nine months ended September 30, 2007 was comprised of deferred federal tax expense of £6.6 million and a U.K. tax benefit of £3.2 million. The U.K. tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

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

Note 9—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating costs	£13.9	£10.9	£39.9	£35.3
Selling, general and administrative expenses	12.5	7.4	37.6	26.5

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

        The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 and December 31, 2007 (in millions):

	September 30, 2008	December 31, 2007
Included within other current assets:
Foreign currency forward rate contracts	£9.9	£—
Interest rate swaps	16.2	4.1
Cross-currency interest rate swaps	21.3	—

	£47.4	£4.1

Included within other assets:
Foreign currency forward rate contracts	£—	£18.3
Interest rate swaps	—	11.2
Cross-currency interest rate swaps	109.2	30.6

	£109.2	£60.1

Included within other current liabilities:
Foreign currency forward rate contracts	£39.6	£—
Cross-currency interest rate swaps	0.8	—

	£40.4	£—

Included within deferred revenue and other long term liabilities:
Foreign currency forward rate contracts	£—	£67.9
Cross-currency interest rate swaps	11.9	54.4

	£11.9	£122.3

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

Note 12—Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly owned subsidiaries Virgin Media TV and sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no single customer represents more than 5% of our overall revenue.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Industry Segments (Continued)

        Segment information for the three and nine month periods ended September 30, 2008 and 2007 was as follows (in millions):

	Three months ended September 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£735.5	£81.9	£145.5	£—	£962.9
Inter segment revenue	1.0	6.4	—	(7.4)	—
Operating costs	(267.4)	(72.3)	(89.3)	6.4	(422.6)
Selling, general and administrative expenses	(169.1)	(20.8)	(28.1)	1.0	(217.0)

Segment OCF	300.0	(4.8)	28.1	—	323.3
Depreciation, amortization and other charges	(246.1)	(4.4)	(25.4)	—	(275.9)
Goodwill impairment	—	—	4.0	—	4.0

Operating income (loss)	£53.9	£(9.2)	£6.7	£—	£51.4

	Three months ended September 30, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£739.7	£79.8	£158.7	£—	£978.2
Inter segment revenue	0.8	6.2	—	(7.0)	—
Operating costs	(285.3)	(61.9)	(102.2)	6.2	(443.2)
Selling, general and administrative expenses	(159.0)	(17.6)	(25.0)	0.8	(200.8)

Segment OCF	296.2	6.5	31.5	—	334.2
Depreciation, amortization and other charges	(262.0)	(4.1)	(22.0)	—	(288.1)

Operating income	£34.2	£2.4	£9.5	£—	£46.1

	Nine months ended September 30, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,226.6	£244.8	£428.9	£—	£2,900.3
Inter segment revenue	2.5	19.2	—	(21.7)	—
Operating costs	(842.7)	(203.5)	(264.9)	19.2	(1,291.9)
Selling, general and administrative expenses	(490.0)	(61.1)	(83.2)	2.5	(631.8)

Segment OCF	896.4	(0.6)	80.8	—	976.6
Depreciation, amortization and other charges	(801.4)	(13.5)	(76.5)	—	(891.4)
Goodwill impairment	—	—	(362.2)	—	(362.2)

Operating income (loss)	£95.0	£(14.1)	£(357.9)	£—	£(277.0)

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

        Through Virgin Media Television, or Virgin Media TV, we also provide a broad range of programming through our wholly owned channels, such as Virgin1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable:  our Cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile:  our Mobile segment includes the provision of mobile telephone services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content:  our Content segment includes the operations of our U.K. television channels, such as Virgin1, which was launched on October 1, 2007, as well as Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our Content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        Our revenue by segment for the nine months ended September 30, 2008 and 2007 was as follows (in millions):

	Nine months ended September 30,
	2008		2007
Cable Segment
Consumer	£1,838.8	61.6%	£1,864.3	61.7%
Business	470.9	15.8	478.8	15.8

	2,309.7	77.4	2,343.1	77.5
Mobile Segment	428.9	14.4	446.0	14.8
Content Segment	244.8	8.2	234.0	7.7

	£2,983.4	100.0%	£3,023.1	100.0%

        For further discussion of our business, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended.

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect all of the segments that we operate in are as follows;

         General Macroeconomic Factors.    General macroeconomic factors in the U.K. may have an impact on our business. For example, as consumers and businesses generally have less discretionary spending to purchase goods and services during an economic slowdown, they may be less willing to subscribe to additional products or upgrade their existing services in our Cable segment or purchase retail products sold by sit-up in our Content segment, and our bad debt experience may worsen. In addition, as expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty, a slowing economy may be accompanied by a decrease in advertising revenues generated through our television programming and broadband internet platforms. In our Mobile segment, customers may also reduce their expenditures on mobile phones and usage.

         Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We also purchase goods and services in U.S. dollars and euros. We have implemented a hedging program to mitigate some of the risk from these exposures. While the objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes.

         Integration and Restructuring Activities.    We will be completing the final stages of the integration of our cable billing platforms during 2008 and are continuing to integrate certain of the operations of Virgin Mobile. During the fourth quarter, we intend to commence the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully integrated, customer focused organization that is capable of competing effectively for the long term. While we anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, we expect that 2008 and 2009 costs will exceed 2009 savings. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. In total, we expect to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million over a three-year period. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

Cable Segment

        In our Cable segment, residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Cable segment include customer churn, average revenue per user, or ARPU, competition, capital expenditures and seasonality.

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

         Cable ARPU.    Cable ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and generally allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any revenue from our Mobile segment.

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

         Seasonality.    Some revenue streams and cost drivers are subject to seasonal factors. For example, in the fourth quarter of each year our customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period.

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

         Competition.    Our television channels compete with other broadcasters for advertising revenues, subscription revenues, and programming rights. Our retail channels operated through sit-up compete with a large variety of retailers in the U.K. market and with other television channels for audiences. IDS, our advertising sales department, competes with advertising sales operations representing other television broadcasters.

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

         Seasonality.    Our Content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday period. Also, sit-up generally records increased revenues and costs in the fourth quarter due to higher retail sales in the lead up to the Christmas holiday.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Revenue

        For the three months ended September 30, 2008, revenue decreased by 1.5% to £991.1 million from £1,006.2 million for the three months ended September 30, 2007. This decrease was primarily due to lower revenue in our Mobile segment and lower Business revenue in our Cable segment, partially offset by growth in Consumer revenue in our Cable segment and revenue from our Content segment. See further discussion of our Cable, Mobile and Content segments below.

        For the nine months ended September 30, 2008, revenue decreased by 1.3% to £2,983.4 million from £3,023.1 million for the nine months ended September 30, 2007. This decrease was primarily due to a decline in revenue in our Cable segment driven by declining prices due to increased competition and lower Mobile segment revenue mainly due to lower prepay revenues as a result of fewer customers, partially offset by an increase in revenue in our Content segment. See further discussion of our Cable, Mobile and Content segments below.

Expenses

         Operating costs:    For the three months ended September 30, 2008, operating costs, including network expenses, decreased by 3.8% to £436.6 million compared to £454.0 million during the same period in 2007. This decrease was primarily attributable to decreased operating costs in our Cable and Mobile segments partially offset by increased operating costs in our Content segment. In our Cable segment, lower network operating costs, which benefited from certain reductions in utilities and property costs, lower voice interconnect costs and lower cost of sales with respect to Business infrastructure project revenues, together with lower direct operating costs due to lower revenue and the new agreement with our network provider in our Mobile segment, were partially offset by increased programming costs in our Content segment following the launch of our Virgin1 channel on October 1, 2007.

        For the nine months ended September 30, 2008, operating costs decreased by 0.5% to £1,331.9 million from £1,338.4 million during the same period in 2007. This decrease was primarily attributable to decreased operating costs in our Cable and Mobile segments partially offset by increased operating costs in our Content segment. Lower employee, facilities and other network costs in our Cable segment and reduced commissions and equipment costs in our Mobile segment were partially offset by increased interconnect costs in our Mobile segment and increased programming costs in our Content segment following the launch of our Virgin1 channel.

         Selling, general and administrative expenses:    For the three months ended September 30, 2008, selling, general and administrative expenses increased by 8.9% to £229.5 million from £210.7 million for the three months ended September 30, 2007. This increase was primarily due to higher marketing costs and higher employee related costs and bad debt expense due to the non-recurrence during the three months ended September 30, 2008 of certain benefits that occurred in the same period in 2007. In the three months ended September 30, 2007, employee related costs benefited as a result of a reduction in our share-based compensation expense and lower incentive based compensation expense and our bad debt expense reduced due to operational improvements resulting from the integration of our systems and processes.

        For the nine months ended September 30, 2008, selling, general and administrative expenses decreased by 7.3% to £669.4 million from £722.2 million for the nine months ended September 30, 2007. This decrease was primarily attributable to a reduction in costs in relation to marketing and our rebrand to Virgin Media in 2007 together with lower employee related costs, partially offset by higher professional fees and regulatory expenses.

Restructuring and other (income) charges

        Restructuring and other charges were £nil for the three months ended September 30, 2008. Restructuring and other charges of £2.9 million for the nine months ended September 30, 2008 related primarily to an increase in our accrual for lease exit costs in relation to changes in U.K. property tax rates partially offset by decreases as a result of the surrender or sublease of a number of properties. As a result of the completion of the final phase of our billing system migrations during the quarter, we completed the final involuntary employee termination programs initiated during our business acquisitions in 2006.

        Restructuring and other income for the three months ended September 30, 2007 was £8.9 million and restructuring and other charges for the nine months ended September 30, 2007 were £5.8 million. Restructuring and other (income) charges relate primarily to lease exit costs and employee termination costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest. Restructuring and other (income) charges for the three and nine months ended September 30, 2007 include a reduction in the lease exit provisions totaling £17.1 million, primarily due to the successful sublease of one of our larger vacant properties.

        During the fourth quarter, we intend to commence the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully integrated, customer focused organization that is capable of competing effectively for the long term. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under FAS 146.

Depreciation expense

        For the three months ended September 30, 2008, depreciation expense decreased by 5.1% to £214.3 million from £225.7 million for the three months ended September 30, 2007. This decrease was primarily as a result of fixed assets becoming fully depreciated, partially offset by increases in depreciation in respect of new fixed assets.

        For the nine months ended September 30, 2008, depreciation expense decreased by 1.9% to £676.0 million from £689.4 million for the nine months ended September 30, 2007. This decrease was primarily as a result of fixed assets becoming fully depreciated, partially offset by increases in depreciation in respect of new fixed assets and changes in the useful economic lives of certain asset categories with effect from January 1, 2008.

Amortization expense

        For the three months ended September 30, 2008, amortization expense decreased to £66.1 million from £78.0 million for the three months ended September 30, 2007. Amortization expense decreased as a result of the cessation of amortization of certain intangible assets that became fully amortized during the period, partially offset by an increased expense related to the reduction in the remaining useful economic lives of certain intangible assets effective from January 1, 2008.

        For the nine months ended September 30, 2008, amortization expense decreased to £230.1 million from £232.9 million for the nine months ended September 30, 2007. The decrease in amortization expense primarily related to the final amortization of certain intangible assets, partially offset by the reduction in the remaining useful economic lives of certain intangible assets effective from January 1, 2008.

Goodwill impairment

        We preformed our annual impairment review for our Mobile, Virgin Media TV and sit-up reporting units as at June 30, 2008. As a result of this review we concluded that the fair values of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit's fair value was less than its carrying value.

        The fair value of the Mobile reporting unit was determined through the use of a combination of both market and income valuation approaches to calculate fair value. The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. We recorded a preliminary impairment charge of £366.2 million in the three and six months ended June 30, 2008. Following the completion of our valuation of the individual assets and liabilities within the Mobile reporting unit during the third quarter, we recognized a reduction in the goodwill impairment charge of £4.0 million in the three months ended September 30, 2008. Consequently, the goodwill impairment charge for the nine months ended September 30, 2008 relating to our Mobile reporting unit was £362.2 million.

        In September 2008, our sit-up reporting unit received notification that one of its two licenses to broadcast over Freeview digital terrestrial television would not be renewed in January 2009. Management is currently reviewing the implications of this change on sit-up's business model and is considering alternative courses of action. This will result in an interim goodwill impairment review being performed in our sit-up reporting unit if indicators exist that suggest it is more likely than not that the fair value of the reporting unit is less than the carrying value. As at September 30, 2008, the carrying value of goodwill relating to the sit-up reporting unit was £39.9 million.

Interest income and other, net

        For the three and nine months ended September 30, 2008, interest income and other decreased to £8.1 million and £22.0 million from £10.8 million and £25.6 million for the three and nine months ended September 30, 2007, respectively, primarily as a result of gains on disposal of investments that were recognized in the prior year combined with lower interest rates on deposits in 2008 than in prior years.

Interest expense

        For the three months ended September 30, 2008, interest expense decreased to £122.7 million from £127.9 million for the three months ended September 30, 2007, primarily as a result of reductions in certain loan obligations following voluntary repayments in December 2007 and April 2008, partially offset by interest on the new convertible senior notes and the impact of changes in variable interest rates.

        We paid cash interest of £86.2 million for the three months ended September 30, 2008, and £85.8 million for the three months ended September 30, 2007. The increase in cash interest payments was primarily due to differences in the timing of interest payments with respect to our senior credit facility.

        For the nine months ended September 30, 2008, interest expense decreased to £367.7 million from £374.5 million for the nine months ended September 30, 2007, primarily as a result of reductions in certain loan obligations following the voluntary prepayments noted above, offset by the impact of higher interest rates on the unhedged portion of our loan obligations and interest on the convertible senior notes which funded the repayment of higher cost bank debt.

        We paid cash interest of £349.7 million for the nine months ended September 30, 2008, and £380.8 million for the nine months ended September 30, 2007. The decrease in cash interest payments was primarily as a result of changes in timing of interest payments.

Foreign currency (losses) gains

        The foreign currency losses of £104.7 million in the three months ended September 30, 2008 were largely comprised of unrealized exchange losses on our U.S. dollar denominated debt, including the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged. The foreign currency gains of £2.2 million in the three months ended September 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on U.S. dollar settlements.

        The foreign currency losses of £129.7 million in the nine months ended September 30, 2008 were largely comprised of unrealized losses resulting from unfavorable exchange movements on our U.S dollar denominated debt, including the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged. The foreign currency gains of £7.8 million in the nine months ended September 30, 2007 were largely comprised of gains resulting from favorable exchange rate movements, principally on U.S. dollar settlements.

Loss on extinguishment of debt

        The loss on extinguishment of debt of £5.6 million in the nine months ended September 30, 2008 related to the write-off of deferred financing costs resulting from the repayment of £504.0 million of our senior credit facility with the proceeds of the convertible senior notes and cash on hand. The loss on extinguishment of debt of £1.1 million in the nine months ended September 30, 2007 related to the write-off of deferred financing costs as a result of our partial repayments under our senior credit facility.

Gains (losses) on derivative instruments

        Gains on derivative instruments of £48.0 million in the three months ended September 30, 2008 mainly related to the recognition of favorable mark to market changes in U.S. dollar denominated cross currency interest rate swaps which are not designated as accounting hedges. The gain on derivative instruments of £0.8 million in the three months ended September 30, 2007 mainly related to favorable movements in the fair value of sterling interest rate swaps not designated as accounting hedges.

        Gains on derivative instruments of £79.1 million in the nine months ended September 30, 2008 mainly related to the recognition of favorable mark to market changes in the valuation of U.S. dollar denominated derivative instruments that are not designated as accounting hedges. The losses on derivative instruments of £0.7 million in the nine months ended September 30, 2007 mainly related to unfavorable movements in the fair value of U.S. dollar denominated derivative instruments not designated as accounting hedges.

Income tax benefit (expense)

        For the three months ended September 30, 2008, there was an income tax benefit of £nil as compared with an income tax benefit of £0.4 million for the same period in 2007. The income tax benefit for the three months ended September 30, 2008 was comprised of current federal tax benefit of £0.2 million, U.S. state and local tax expense of £0.1 million, deferred federal tax benefit of £1.0 million, a U.K. current tax benefit of £1.1 million and a U.K. deferred tax expense of £2.2 million. The income tax benefit for the three months ended September 30, 2007 was comprised of deferred federal tax benefit of £0.3 million and a U.K. tax benefit of £0.1 million. The U.K. tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K.

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

        For the nine months ended September 30, 2008, there was an income tax benefit of £7.9 million as compared with an income tax expense of £10.3 million for the same period in 2007. The income tax benefit for the nine months ended September 30, 2008 was comprised of current federal tax expense of £0.2 million, U.S. state and local tax expense of £0.1 million, deferred federal tax expense of £6.5 million, a U.K. current tax benefit of £3.6 million and a U.K. deferred tax benefit of £11.1 million. The income tax expense for the nine months ended September 30, 2007 was comprised of current federal taxes of £0.7 million, a U.S. state and local tax benefit of £0.6 million, deferred federal tax expense of £13.4 million and a U.K. tax benefit of £3.2 million. The U.K. tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance due to changes in our assessment of the future realization of certain deferred tax assets. Such changes resulted from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets.

Net loss

        For the three months ended September 30, 2008, net loss increased to £120.8 million compared with a net loss of £61.0 million for the same period in 2007 due primarily to the increase in foreign currency losses which were partially offset by the gain on derivative instruments.

        For the nine months ended September 30, 2008, net loss increased to £672.4 million compared with a net loss of £300.3 million for the same period in 2007 due primarily to the goodwill impairment charge and increase in foreign currency losses offset by gains on derivative instruments.

Net loss per share

        Basic and diluted net loss per common share for the three months ended September 30, 2008 was £0.37 compared to £0.19 for the three months ended September 30, 2007. Basic and diluted net loss per share is computed using a weighted average of 328.1 million shares outstanding in the three months ended September 30, 2008 and a weighted average of 326.4 million shares outstanding for the same period in 2007. Basic and diluted net loss per common share for the nine months ended September 30, 2008 was £2.05 compared to £0.92 for the nine months ended September 30, 2007. Basic and diluted net loss per share is computed using a weighted average of 328.1 million shares outstanding in the nine months ended September 30, 2008 and a weighted average of 325.4 million shares outstanding for the same period in 2007. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at September 30, 2008 and September 30, 2007 are excluded from the calculation of diluted net loss per share, since these securities are anti-dilutive.

Segment Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

        A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 11 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this Form 10-Q are based on our management organizational structure as of September 30, 2008. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Cable Segment

        The summary combined results of operations of our Cable segment for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	£763.7	£767.7	£2,309.7	£2,343.1
Inter segment revenue	1.0	0.8	2.5	2.7
Segment OCF	301.7	303.5	901.9	852.8
Depreciation, amortization and other charges	(250.6)	(268.7)	(819.0)	(850.2)
Operating income	£51.1	£34.8	£82.9	£2.6

  Revenue

        Our Cable segment revenue by customer type for the three and nine months ended September 30, 2008 and 2007 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Consumer	£610.3	£607.7	0.4%	£1,838.8	£1,864.3	(1.4)%
Business	153.4	160.0	(4.1)%	470.9	478.8	(1.6)%

Total revenue	£763.7	£767.7	(0.5)%	£2,309.7	£2,343.1	(1.4)%

         Consumer:    For the three months ended September 30, 2008, revenue from residential customers increased by 0.4% to £610.3 million from revenue of £607.7 million for the three months ended September 30, 2007. This increase was primarily due to additional customers subscribing to our telephone, broadband and television services and selective price increases, partially offset by a decline in fixed line telephony usage and higher price discounting. For the nine months ended September 30, 2008, revenue from residential customers decreased by 1.4% to £1,838.8 million from £1,864.3 million for the nine months ended September 30, 2007. This decrease was primarily due to higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace, particularly relating to steps taken to increase the alignment of the prices paid by our existing customers with the prices paid by new customers. Partially offsetting this decrease were increases in revenue from selective price increases as well as from additional customers subscribing to our telephone, broadband and television services.

        Cable ARPU increased to £41.94 for the three months ended September 30, 2008 from £41.55 for the three months ended September 30, 2007. The increase in Cable ARPU was primarily driven by selective price increases and successfully acquiring new bundled customers along with cross-selling and up-selling to existing customers, partially offset by increased discounts and declining fixed line telephony usage. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Cable Revenue Generating Units, or Cable RGUs, per customer increasing to 2.38 at September 30, 2008 from 2.26 at September 30, 2007 and by triple-play penetration growing to 54.7% at September 30, 2008 from 47.0% at September 30, 2007. A triple-play customer is a customer who subscribes to our television, broadband and fixed line telephone services.

         Business:    Revenue from our business customers for the three and nine months ended September 30, 2008 and 2007 was comprised of (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Retail:
Voice	£47.5	£53.4	(11.0)%	£145.4	£163.3	(11.0)%
Data	49.3	43.3	13.9%	141.1	127.2	10.9%
Other	13.6	17.7	(23.2)%	49.7	45.9	8.3%

	110.4	114.4	(3.5)%	336.2	336.4	(0.1)%
Wholesale	43.0	45.6	(5.7)%	134.7	142.4	(5.4)%

Total revenue	£153.4	£160.0	(4.1)%	£470.9	£478.8	(1.6)%

        For the three months ended September 30, 2008, revenue from business customers decreased by 4.1% to £153.4 million from £160.0 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, revenue from business customers decreased 1.6% to £470.9 million from £478.8 million for the nine months ended September 30, 2007. The decrease in the three months ended September 30, 2008 was attributable to declines in wholesale and retail telephony voice and retail other revenues, partially offset by growth in retail data revenue. The decrease in the nine months ended September 30, 2008 was also attributable to declines in wholesale and retail telephony voice revenues, partially offset by growth in retail data and other revenues. Retail data revenues represented 44.7% and 42.0% of the retail business revenues for the three and nine months ended September 30, 2008 compared with 37.8% for both the three and nine months ended September 30, 2007, respectively.

        Other retail revenue in the three and nine months ended September 30, 2008 was £13.6 million and £49.7 million compared to £17.7 million and £45.9 million in the three and nine months ended September 30, 2007, respectively. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project has been the provision of telecoms network equipment for Heathrow airport's new Terminal 5 which contributed £3.8 million and £19.9 million of revenue in the three and nine months ended September 30, 2008, compared to £8.2 million and £18.9 million in the same periods last year, respectively.

  Cable Segment OCF

        For the three months ended September 30, 2008, Cable segment OCF decreased slightly to £301.7 million from £303.5 million for the three months ended September 30, 2007. Lower business revenues were offset by higher consumer revenues and savings in operating expenses. In the prior year, Cable selling, general and administrative expenses benefited from lower share-based compensation and lower incentive-based compensation expense as discussed earlier which did not recur in the current period.

        For the nine months ended September 30, 2008, Cable segment OCF increased to £901.9 million from £852.8 million for the nine months ended September 30, 2007. This increase is partly due to lower selling, general and administrative expenses as a result of a reduction in costs in relation to marketing after our rebrand to Virgin Media in 2007 together with lower employee related costs, and lower direct operating costs as a result of lower revenues. Partially offsetting these savings was lower consumer revenue, primarily as a result of higher price discounting and lower telephony usage, together with the decline in revenue from business customers, as described above.

        On November 4, 2008, we reached an agreement with BSkyB for the return of its basic channels to our platform for a license fee of £30.0 million per annum, plus a capped performance-based adjustment (allowing for maximum additional payments of up to £6.0 million and £8.0 million in years one and two, respectively, and up to £7.9 million in the final seven months of the term). These channels, which include Sky1, Sky2, Sky3, Sky News, Sky Sports News, Sky Arts 1, Sky Arts 2, Sky Real Lives and Sky Real Lives 2, will be available on our platform from November 13, 2008 and we believe they will increase the attractiveness of our TV offerings for new and existing customers. The new carriage agreement expires in June 2011.

  Summary Cable Statistics

        Selected statistics for our residential cable customers, excluding customers off our cable network and Virgin Mobile customers, for the three months ended September 30, 2008 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended September 30, 2008 was an increase of 8,300 customers being the net of gross additions and disconnections (net additions); together with a reduction of 9,100 customers with respect to data cleanse activity following the migration of our final on-net residential billing system during the previous quarter. The reduction in net additions compared with the three months ended September 30, 2007 was primarily the result of fewer gross additions which we believe may be due in part to the softer macroeconomic environment. Customer churn fell during recent periods, particularly in the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 during which our average monthly churn was 1.2%, 1.3% and 1.5%, respectively. These rates compare with the three months ended March 31, 2007, June 30, 2007 and September 30, 2007, during which our average monthly churn was 1.6%, 1.8% and 1.7%, respectively. The total number of Cable RGUs grew to 11,280,800 at September 30, 2008 from 10,717,200 at September 30, 2007, representing a net increase in RGUs of 563,600.

	Three months ended
	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
Opening customers	4,741,200		4,779,600		4,774,700		4,750,300		4,737,300
Customer additions	214,600		167,900		181,400		225,100		256,500
Customer disconnects	(206,300)		(187,400)		(176,500)		(200,700)		(243,500)

Net customer movement	8,300		(19,500)		4,900		24,400		13,000
Data cleanse(1)	(9,100)		(18,900)		—		—		—

Closing customers	4,740,400		4,741,200		4,779,600		4,774,700		4,750,300
Cable churn(2)	1.5%		1.3%		1.2%		1.4%		1.7%
Cable Revenue Generating Units(1)(3):
Television	3,576,500		3,538,800		3,514,900		3,478,100		3,417,000
DTV (included in Television)	3,407,900		3,353,500		3,311,400		3,253,500		3,167,000
Telephone	4,078,600		4,063,500		4,060,400		4,031,400		3,992,500
Broadband	3,625,700		3,563,400		3,502,300		3,413,900		3,307,700
Total Cable Revenue Generating Units	11,280,800		11,165,700		11,077,600		10,923,400		10,717,200
Cable RGU/Customers	2.38	x	2.36	x	2.32	x	2.29	x	2.26	x
Triple-play penetration	54.7%		53.1%		51.3%		49.5%		47.0%
Cable Average Revenue Per User(4)	£41.94		£41.63		£41.91		£42.24		£41.55
Cable ARPU calculation:
On-net Cable revenues (millions)	£595.3		£594.8		£601.0		£604.7		£590.5
Average customers	4,731,800		4,762,900		4,780,200		4,771,700		4,737,100

(1)
Data cleanse activity with respect to August and September 2008 resulted in a decrease in reported customer numbers of 9,100 and a decrease in reported RGUs of 6,800, comprised of decreases of approximately 6,400 Broadband, 300 Telephone and 100 Television RGUs. Data cleanse activity reported with respect to the second quarter of 2008 resulted in a decease in reported customer numbers of 18,900 and an increase in reported RGUs of 5,300, comprised of an increase of approximately 6,500 Broadband RGUs and decreases of approximately 300 Telephone and 900 Television RGUs. These second quarter figures included a 4,600 decrease in reported customer numbers and a 9,200 decrease in reported RGUs relating to data cleanse activity in July 2008.

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

(4)
The monthly cable average revenue per user, or Cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. For the purpose of calculating Cable ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported.

        Selected statistics for our residential customers that are not connected directly through our cable network are set forth in the table below.

	Three months ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Opening RGUs:
Telephone	107,300	102,400	103,900	90,500	75,500
Broadband	272,700	279,500	287,300	282,300	275,200

	380,000	381,900	391,200	372,800	350,700
Net RGU additions (disconnections):
Telephone	(2,400)	4,900	(1,500)	13,400	15,000
Broadband	(12,600)	(6,800)	(7,800)	5,000	7,100

	(15,000)	(1,900)	(9,300)	18,400	22,100
Closing RGUs:
Telephone	104,900	107,300	102,400	103,900	90,500
Broadband	260,100	272,700	279,500	287,300	282,300

	365,000	380,000	381,900	391,200	372,800

        Total RGUs for our residential customers that are not connected directly through our cable network declined by 15,000 during the three months ended September 30, 2008 as compared to an increase of 22,100 RGUs in the three months ended September 30, 2007. The decline in RGUs in the current quarter is partially due to the migration of the billing systems supporting these customers which has delayed the introduction of new offerings until mid-September in an increasingly competitive market.

Mobile Segment

        The summary combined results of operations of our Mobile segment for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	£145.5	£158.7	£428.9	£446.0
Segment OCF	28.1	31.5	80.8	90.9
Depreciation, amortization and other charges	(25.4)	(22.0)	(76.5)	(65.4)
Goodwill impairment	4.0	—	(362.2)	—
Operating income (loss)	£6.7	£9.5	£(357.9)	£25.5

  Revenue

        Our Mobile segment revenue for the three and nine months ended September 30, 2008 and 2007 was comprised of (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Service	£139.9	£147.3	(5.0)%	£413.7	£425.6	(2.8)%
Equipment(1)	5.6	11.4	(50.9)%	15.2	20.4	(25.5)%

Total revenue	£145.5	£158.7	(8.3)%	£428.9	£446.0	(3.8)%

(1)
Equipment revenue is stated net of discounts earned through service usage.

        For the three months ended September 30, 2008, revenue decreased to £145.5 million from £158.7 million for the three months ended September 30, 2007. The decrease was primarily attributable to lower prepay revenues as a result of lower volumes, partially offset by increased contract revenues driven mainly by higher contract volumes.

        For the nine months ended September 30, 2008, revenue decreased to £428.9 million from £446.0 million for the nine months ended September 30, 2007. The decrease was primarily attributable to lower prepay revenues as a result of lower volumes, partially offset by increased contract revenues driven mainly by higher contract volumes.

        Mobile ARPU decreased to £10.93 for the three months ended September 30, 2008 from £11.11 for the three months ended September 30, 2007. The decrease was primarily due to reduced prices on our bundled contract mobile offerings and lower revenues generated from our prepay customers. The decline in prepay mobile volumes during the three and nine months ended September 30, 2008 is primarily due to the fact that we have not targeted the low price handset end of the prepay market as that end of the market tends to have higher churn and lower profitability.

  Mobile Segment OCF

        For the three months ended September 30, 2008, Mobile segment OCF was £28.1 million compared with £31.5 million for the three months ended September 30, 2007. This decrease was due primarily to lower revenue as described above partially offset by savings in operating costs resulting from our new wholesale rates agreement as described below.

        For the nine months ended September 30, 2008, Mobile segment OCF was £80.8 million compared with £90.9 million for the nine months ended September 30, 2007. This decrease was due primarily to lower revenues as described above and increased interconnect costs, partially offset by lower operating costs and employee expenses.

        We have agreed new terms with our mobile network provider which reduces the wholesale rates we pay for voice and data traffic, retroactive to January 1, 2008 for voice and to April 1, 2008 for data. We have also agreed new data pricing rates which have allowed us to launch a complementary mobile broadband proposition and to price more competitively in the growing mobile data usage market which should be more attractive for higher value customers. We have also committed to purchasing our current core voice, text and handset data and mobile broadband data card services exclusively from our mobile network provider for a three year period commencing April 1, 2008.

  Summary Mobile Statistics

        Selected statistics for Virgin Mobile are set forth in the table below. Between September 30, 2008 and September 30, 2007, the number of mobile customers decreased by a net 165,400. Contract customer gains of 249,800 were offset by net losses of 415,200 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our Cable segment products.

	Three months ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Contract mobile customers(1):
Opening contract mobile customers	491,600	435,700	376,300	328,800	299,100
Net contract mobile customer additions	78,300	55,900	59,400	47,500	29,700
Data cleanse(2)	8,700	—	—	—	—

	87,000	55,900	59,400	47,500	29,700

Closing contract mobile customers	578,600	491,600	435,700	376,300	328,800
Prepay mobile customers(1):
Opening prepay mobile customers	3,797,400	3,987,500	4,115,100	4,102,100	4,115,900
Net prepay mobile customer additions (disconnections)	(117,300)	(190,100)	(97,900)	13,000	(13,800)
Data cleanse(2)	6,800	—	(29,700)	—	—

	(110,500)	(190,100)	(127,600)	13,000	(13,800)

Closing prepay mobile customers	3,686,900	3,797,400	3,987,500	4,115,100	4,102,100
Total closing mobile customers:	4,265,500	4,289,000	4,423,200	4,491,400	4,430,900
Mobile average revenue per user(3)	£10.93	£10.65	£10.06	£10.69	£11.11
Mobile ARPU calculation:
Mobile service revenue (millions)	£139.9	£139.3	£134.5	£142.0	£147.3
Average mobile customers	4,267,400	4,359,600	4,457,800	4,429,200	4,417,900

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 90 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected.

(2)
Data cleanse activity with respect to the three months ended September 30, 2008 resulted in an increase in contract and prepay mobile customer numbers as disclosed above. Data cleanse activity with respect to the three months ended March 31, 2008 resulted in a decrease in Prepay mobile customers as disclosed above. Previously this data cleanse was shown within net prepay mobile customer additions (disconnections).

(3)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the period, divided by the average number of active customers (contract and prepay) for the period, divided by three. For the purpose of calculating Mobile ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported. This has the effect of revising the ARPU previously reported for the three months ended March 31, 2008 from £10.04 to £10.06 and the average number of customers previously reported from 4,465,200 to 4,457,800.

Content Segment

        The summary combined results of operations of our Content segment for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three months ended September		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	£81.9	£79.8	£244.8	£234.0
Inter segment revenue	6.4	6.2	19.2	18.2
Segment OCF	(4.8)	6.5	(0.6)	18.8
Depreciation, amortization and other charges	(4.4)	(4.1)	(13.5)	(12.5)
Operating (loss) income	£(9.2)	£2.4	£(14.1)	£6.3

  Revenue

        Our Content segment revenue, excluding inter segment revenue, for the three and nine months ended September 30, 2008 and 2007 was as follows (in millions):

	Three months ended September			Nine months ended September
			Increase/ (Decrease)			Increase/ (Decrease)
	2008	2007		2008	2007
Revenue:
Virgin Media TV	£30.9	£27.0	14.4%	£87.6	£82.2	6.6%
sit-up	51.0	52.8	(3.4)%	157.2	151.8	3.6%

Total revenue	£81.9	£79.8	2.6%	£244.8	£234.0	4.6%

        For the three months ended September 30, 2008, revenue in the Content segment increased by 2.6% to £81.9 million from £79.8 million for the three months ended September 30, 2007. This increase was primarily due to the recognition of £4.3 million of revenue that had been deferred in prior periods until the requirements for revenue recognition had been met. Excluding this amount, Virgin Media TV revenue was relatively flat as compared to the three months ended September 30, 2007. sit-up revenue decreased in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, we believe mainly as a result of the current downturn in retail consumer spending.

        For the nine months ended September 30, 2008, revenue increased by 4.6% to £244.8 million from £234.0 million for the nine months ended September 30, 2007. This increase was primarily due to increased advertising revenues from Virgin Media TV and increased sit-up revenues. Virgin Media TV advertising revenues benefited from £3.1 million of revenue that had been deferred in prior periods until the requirements for revenue recognition had been met. Excluding this amount, Virgin Media TV revenue increased over the nine months ended September 30, 2007 due mainly to advertising revenue growth in the first six months of 2008, partially offset by the loss of revenue from our program rights licensing business which was disposed of in July 2007. sit-up revenue increased from the nine months ended September 30, 2007 to September 30, 2008 as a result of increased retail revenue from our television channels in the first six months of 2008, partially offset by decreased retail revenue in the three months ended September 30, 2008, we believe mainly due to the current downturn in retail consumer spending.

        On November 4, 2008, we signed a new carriage agreement with BSkyB for continued carriage of our Virgin Media TV channels on its satellite platform, effective from November 13, 2008. The new agreement provides for a license fee of £30.0 million, plus a capped performance-based adjustment (allowing for maximum additional payment of up to £6.0 million and £8.0 million in years one and two, respectively, and up to £7.9 million in the final seven months of the term). The new carriage agreement expires in June 2011.

  Content Segment OCF

        For the three months ended September 30, 2008, Content segment OCF decreased to a loss of £4.8 million from income of £6.5 million for the three months ended September 30, 2007. This decrease is mainly due to higher programming costs, particularly with respect to our Virgin1 and Living channels and higher marketing costs in Virgin Media TV, partially offset by an increase in revenues as described above.

        For the nine months ended September 30, 2008, Content segment OCF decreased to a loss of £0.6 million from income of £18.8 million for the nine months ended September 30, 2007. This decrease is mainly due to an increase in programming and marketing costs, partially offset by higher sit-up revenues together with the non recurrence in 2008 of an accrual reversal of £7.9 million relating to the favorable settlement of a long-running legal claim in 2007.

  Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £3.2 million and £14.4 million for the three and nine months ended September 30, 2008, respectively, and £5.9 million and £18.4 million for the three and nine months ended September 30, 2007, respectively. At September 30, 2008, our investment in UKTV was carried on the balance sheet at £365.4 million, which include outstanding loans totaling £136.3 million.

        UKTV receives financing through loans from Virgin Media, which totaled £136.3 million at September 30, 2008. These loans effectively act as a revolving facility for UKTV. We received net cash payments from UKTV in the form of loan capital repayments of £10.0 million and £10.5 million for the three and nine months ended September 30, 2008, respectively. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £5.4 million and £15.2 million during the three and nine months ended September 30, 2008, respectively.

        Additionally, we recorded a loss of £1.1 million and £3.3 million in the three and nine months ended September 30, 2008, respectively, from our investment in our joint venture with Setanta Sports News.

Liquidity and Capital Resources

        As of September 30, 2008, we had £6,198.3 million of debt outstanding, and £521.4 million of cash and cash equivalents, compared to debt outstanding of £5,958.5 million as of December 31, 2007, and £6,099.8 million as of September 30, 2007, and cash outstanding of £321.4 million as of December 31, 2007 and £364.0 million as of September 30, 2007. The increase in debt since September 30, 2007 was primarily attributable to exchange rate movements on our debt denominated in currencies other than the pound sterling together with a greater use of finance leases partially offset by a voluntary prepayment of £200.0 million in December 2007 utilizing cash reserves. The increase in debt since December 31, 2007 was primarily attributable to exchange rate movements on our debt denominated in currencies other than the pound sterling together with a greater use of finance leases.

        On April 16, 2008, we issued $1.0 billion of 6.5% convertible senior notes due 2016 and used the net proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012.

        On November 10, 2008, we amended our senior credit facility to, among other things, (i) subject to the prepayment condition described below, defer the remaining principal payments due to consenting lenders under the A tranches to June 2012, and (ii) effective immediately, suspend the right of consenting lenders under the B tranches to receive a pro rata share of prepayments. The amendments are described in more detail under "Long Term Debt" below.

        The changes to the repayment schedule under the new A tranches will only become effective after we have made certain principal prepayments under the senior credit facility totaling £487.0 million. We have until May 10, 2009, subject to a further three-month extension option, to satisfy this prepayment condition. We anticipate using cash generated from operations and cash on our balance sheet, which may be supplemented by proceeds from debt offerings or other sources, to meet this prepayment condition. Although we had £521.4 million of cash on our balance sheet as at September 30, 2008, if we do not generate additional cash from operations or raise cash through other means, we may not be able to satisfy this prepayment condition. If we fail to meet the prepayment condition, the current debt amortization schedule under our senior credit facility will remain unchanged, with substantial repayments due in 2010 and 2011. Even if we do satisfy the prepayment condition, significant amortization payments remain due in 2010 and 2011.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditure, interest expense and debt amortization. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network, offer new services, and integrate our billing systems and customer databases. We expect that our cash on hand, together with cash from operations and our undrawn credit facility, will be sufficient for our cash requirements through the next twelve months. However, our cash requirements after the next twelve months may exceed these sources of cash. We believe we will need to address our amortization obligations, whether in their pre-amendment form or as deferred to 2012 pursuant to the amendments, through means other than reliance on cash flow from operations, such as refinancing our existing facility, raising additional debt or equity, possible asset sales, or other means. We may not be able to obtain financing, or sell assets, at all or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

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

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008 and 2007

        For the nine months ended September 30, 2008, cash provided by operating activities increased to £588.4 million from £442.9 million for the nine months ended September 30, 2007. This increase was primarily attributable to improved operating results and working capital movements together with reduced cash interest payments. For the nine months ended September 30, 2008, cash paid for interest, exclusive of amounts capitalized, decreased to £349.7 million from £380.8 million during the same period in 2007. This decrease was primarily as a result of changes in timing of interest payments.

        For the nine months ended September 30, 2008, cash used in investing activities was £328.9 million compared with £404.1 million for the nine months ended September 30, 2007. The cash used in investing activities in the nine months ended September 30, 2008 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets decreased to £340.6 million for the nine months ended September 30, 2008 from £424.0 million for the same period in 2007 primarily because of the timing of fixed asset purchases along with a greater use of finance leases.

        Cash used in financing activities for the nine months ended September 30, 2008 was £59.6 million compared to £90.5 million for the nine months ended September 30, 2007. Cash used in financing activities for the nine months ended September 30, 2008 primarily represented principal repayments on long term debt and capital leases totaling £533.2 million offset by new borrowings under the convertible senior notes, net of financing fees, of £493.4 million. Cash used in financing activities for the nine months ended September 30, 2007 primarily represented principal payments on long term debt and capital leases of £961.6 million, partially offset by new borrowings, net of financing fees, of £874.5 million.

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

        On November 10, 2008, we further amended our senior credit facility to, among other things:

          (i)  subject to the repayment condition described below, defer the remaining principal payments due to consenting lenders under the existing Tranche A and Tranche A1 term loan facilities to June 2012, through the transfer of those lenders' participations to new Tranche A2 and Tranche A3 (corresponding to Tranche A and Tranche A1, respectively). While the existing A tranches mature in March 2011, with amortization payments due in 2009, 2010 and 2011, the new A tranches will mature in June 2012 and will have no amortization payments prior to final maturity. In total, lenders holding 70.3% of the existing A tranches (£1,459.7 million) transferred their participations into the new A tranches;

         (ii)  subject to the repayment condition described below, extend the maturity of the existing revolving facility in respect of consenting lenders from March 2011 to June 2012, through the transfer of those lenders' participations to a new revolving facility. In total, lenders holding 72.3% of the existing revolving facility transferred their participations into the new revolving facility;

        (iii)  suspend the right of consenting lenders under the B tranches to receive a pro rata share of voluntary and mandatory prepayments until the outstanding amounts under all A tranches and the existing Tranches B1 to B6 are repaid in full, through the transfer of those lenders' participations to new Tranches B7 to B12 (corresponding to Tranches B1 to B6, respectively) which do not have the right to pro rata prepayments. In total, lenders holding 81.6% of the existing B tranches (£1,615.9 million) transferred their participations into the new B tranches;

        (iv)  permit additional high yield debt offerings that will be pari passu to the existing senior notes issued by Virgin Media Finance PLC, with 100% of the net proceeds being applied to repay debt under the senior credit facility;

         (v)  provide flexibility to add tranches to the senior credit facility that will have a maturity no earlier than September 2012, with no scheduled amortization payments prior to that date, to be used solely to repay debt under the senior credit facility;

        (vi)  subject to the repayment condition described below, reset certain financial covenant ratios;

       (vii)  adjust certain definitions to allow for one-off restructuring charges; and

      (viii)  provide an additional debt basket for tax-related financings to be used to repay debt under the senior credit facility.

        Lenders who did not individually consent to transfer their participations to the new A tranches, B tranches and revolving facility remained in the existing A tranches, B tranches and revolving facility. The changes to the repayment schedule under the new A tranches and new revolving facility and the reset of the financial covenant ratios (amendments (i), (ii) and (vi) above) will only become effective after we have repaid 20% (£415.8 million) of the current outstandings under the A tranches as of October 13, 2008. We have until May 10, 2009, subject to a further three-month extension option (exercisable at a cost of up to £1.5 million) to satisfy this repayment condition. When we make those repayments under the A tranches we must also make simultaneous payments (totaling approximately £71.2 million) to those B lenders who have not consented to suspend their pro rata right to prepayments.

        In connection with the amendment, we will pay up to £70.0 million in fees, a portion of which is payable only upon satisfaction of the repayment condition.

        The principal payments on our senior credit facility at September 30, 2008, and after giving effect to the amendment (assuming the repayment condition has been satisfied by repayment of 20% of the A tranches and existing B tranches) will be scheduled as follows (in millions):

Date	Pre amendment amount	After giving effect to the amendments
September 30, 2009	£4.1	£—
March 31, 2010	526.3	32.7
September 30, 2010	579.4	171.6
March 3, 2011	966.0	288.4
June 3, 2012	—	1,167.3
September 3, 2012	1,981.2	1,910.0
March 3, 2013	300.0	300.0

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

        The applicable interest margin for Tranche A, Tranche A1 and the existing revolving facility (and, prior to our satisfaction of the repayment condition, Tranche A2, Tranche A3 and the new revolving facility) depends upon the net leverage ratio then in effect as set forth below:

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

        After our satisfaction of the repayment condition, the applicable interest margin for Tranche A2, Tranche A3 and the new revolving facility will depend upon the net leverage ratio then in effect as set forth below:

Leverage Ratio	Margin
Less than 3.00:1	2.625%
Greater than or equal to 3.00:1 but less than 3.40:1	2.750%
Greater than or equal to 3.40:1 but less than 3.80:1	2.875%
Greater than or equal to 3.80:1 but less than 4.20:1	3.000%
Greater than or equal to 4.20:1	3.125%

        The applicable interest margins for Tranche B and Tranche C are as follows:

Facility	Pre amendment margin	After giving effect to the amendments
B1	2.125%	2.125%
B2	2.125%	2.125%
B3	2.000%	2.000%
B4	2.000%	2.000%
B5	2.125%	2.125%
B6	2.125%	2.125%
B7	—	3.625%
B8	—	3.625%
B9	—	3.500%
B10	—	3.500%
B11	—	3.625%
B12	—	3.625%
C	2.750%	2.750%

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

        Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

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

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Negative
Standard & Poor's	B+	Positive
Fitch	BB-	Stable

Cash Dividends

        During the year ended December 31, 2007 and the nine months ended September 30, 2008, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Nine months September 30, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1

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

Off-Balance Sheet Arrangements

        As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we were not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of September 30, 2008, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long Term Debt Obligations	£6,023.6	£5.0	£2,074.4	£2,281.8	£1,662.4
Capital Lease Obligations	265.4	47.8	96.2	36.2	85.2
Operating Lease Obligations	338.6	55.0	85.6	76.0	122.0
Purchase Obligations	714.4	380.0	201.0	77.6	55.8
Interest Obligations	1,906.9	467.2	747.9	470.3	221.5

Total	£9,248.9	£955.0	£3,205.1	£2,941.9	£2,146.9

Early Termination Charges		£42.7	£56.4	£17.1	£—

        On April 16, 2008, we issued convertible senior notes and used the net proceeds to make repayments on our senior credit facility as discussed under "Liquidity and Capital Resources" above. On November 10, 2008, we amended the terms of our senior credit facility included within Long Term Debt Obligations in the table above as described earlier in "Liquidity and Capital Resources—Long Term Debt."

        Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

        There have been no material changes in the nine months ended September 30, 2008 to our commercial commitments from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on February 29, 2008, as amended.

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

        Also, substantially all of our revenues and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of September 30, 2008, £1,422.6 million, or 23.0% of our indebtedness, was denominated in U.S. dollars and £518.3 million, or 8.4%, of our indebtedness was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also purchase goods and services in U.S. dollars and euros.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments; however, not all of our exposures are hedged. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 9 to Virgin Media's condensed consolidated financial statements.

        The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of September 30, 2008 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
								Fair Value September 30, 2008
	2008	2009	2010	2011	2012	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$369.2
Average interest rate						8.75%
Average forward exchange rate						0.60
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£315.0
Average interest rate						9.75%
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€187.9
Average interest rate						8.75%
Average forward exchange rate						0.80
U.S. Dollars
Fixed rate	—	—	—	—	—	$550.0	$550.0	$477.8
Average interest rate						9.125%
Average forward exchange rate						0.60
U.S. Dollars
Fixed rate	—	—	—	—	—	$1,000.0	$1,000.0	$616.7
Average interest rate						6.5%
Average forward exchange rate						0.60
Pounds Sterling
Variable Rate	£—	£4.1	£1,105.7	£966.0	£1,981.2	£300.0	£4,357.0	£4,357.0
Average interest rate	LIBOR plus 1.25 - 2.25%	LIBOR plus 1.25 - 2.25%	LIBOR plus 1.25 - 2.25%	LIBOR plus 1.25 - 2.25%	LIBOR plus 2.13%	LIBOR plus 2.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	$425.0	—	—	$553.0	$550.0	$1,528.0	£26.3
Average contract exchange rate		0.6			0.54	0.55
Average sterling interest rate paid		9.42%			LIBOR plus 2.12%	8.54%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£16.9
Average contract exchange rate						0.51
Average sterling interest rate paid						6.93%
Receipt of Euros (interest and principal)
Notional amount	—	€225.0	—	—	€427.9	—	€652.9	£65.2
Average contract exchange rate		0.69			0.69
Average sterling interest rate paid		10.26%			LIBOR plus 2.16%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	£3,175.0	—	—	—	—	£3,175.0	£16.1
Average sterling interest rate paid		5.25%
Sterling interest rate received		LIBOR

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

(b)   Changes in Internal Control Over Financial Reporting

        On July 4, 2006, we completed the acquisition of Virgin Mobile and, as a consequence of the integration of this acquisition, we have made material changes this quarter to our internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, as amended, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 8, 2008, except for the following risk factor:

        We may be unable to implement our restructuring plan successfully and realize the anticipated benefits, and this could negatively affect our financial performance.

        During the fourth quarter, we intend to commence the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully integrated, customer focused organization that is capable of competing effectively for the long term. The restructuring process could cause an interruption of, or loss of, momentum in the activities of one or more of our businesses and the loss of key personnel. The diversion of management's attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of our ongoing businesses or inconsistencies in our standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses. Additional unanticipated costs may also be incurred. Although we expect that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders in the quarter ended September 30, 2008.

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
10.2*	Virgin Media Inc. Deferred Compensation Plan for Directors dated September 9, 2008.
10.3
Amended and Restated Senior Facilities Agreement, dated November 10, 2008 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 10, 2008).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Senior Vice President—Finance, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Senior Vice President—Finance Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: November 10, 2008	By:	/s/ NEIL BERKETT Neil Berkett Chief Executive Officer
Date: November 10, 2008	By:	/s/ CHARLES K. GALLAGHER Charles K. Gallagher Senior Vice President—Finance
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: November 10, 2008	By:	/s/ NEIL BERKETT Neil Berkett Chief Executive Officer
Date: November 10, 2008	By:	/s/ CHARLES K. GALLAGHER Charles K. Gallagher Senior Vice President—Finance