Form 10-Q
period 2009-06-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2009-08-07
CIK 1270400, 1322791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of August 3, 2009, there were 328,935,908 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 1,000,000 unvested shares of restricted stock held in escrow.

        The Additional Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2009

INDEX

        In this quarterly report on Form 10-Q, unless we have indicated otherwise, or the context otherwise requires, references to "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, and its subsidiaries and Virgin Mobile Holdings (UK) Limited, or Virgin Mobile, and its subsidiaries).

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

  •
  the ability to compete with a range of other communications and content providers;

  •
  the ability to manage customer churn;

  •
  the ability to maintain and upgrade our networks in a cost-effective and timely manner;

  •
  the ability to implement our restructuring plan successfully and realize the anticipated benefits;

  •
  the general deterioration in economic conditions;

  •
  the continued right to use the Virgin name and logo;

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

  •
  currency and interest rate fluctuations;

  •
  the ability to fund debt service obligations through operating cash flow and refinance our debt obligations;

  •
  the ability to obtain additional financing in the future;

  •
  the ability to comply with restrictive covenants in our indebtedness agreements; and

  •
  the extent to which our future cash flow will be sufficient to cover our fixed charges.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2009, and revised by the current report on Form 8-K as filed with the SEC on May 27, 2009, which we collectively refer to as the 2008 Annual Report. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited

        This quarterly report on Form 10-Q (excepting separate financial statements responsive to Part I, Item 1) covers both Virgin Media and VMIH, a company incorporated in England and Wales with its address at 160 Great Portland Street, London W1W 5QA, United Kingdom, which is a wholly owned subsidiary of Virgin Media Finance PLC and a wholly owned indirect subsidiary of Virgin Media Inc. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% sterling senior notes due 2014, 8.75% euro senior notes due 2014, 8.75% U.S. dollar senior notes due 2014, 9.125% U.S. dollar senior notes due 2016, 9.50% U.S. dollar senior notes due 2016 and 9.50% euro senior notes due 2016. VMIH's guarantee of those notes is not deemed to be unconditional.

        VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility.

Note Concerning the 2008 Annual Report

        On May 27, 2009, Virgin Media Inc. and VMIH filed a current report on Form 8-K with the SEC revising the historical financial and other information included in its annual report on Form 10-K for the year ended December 31, 2008 to: (i) reclassify its sit-up reporting unit as assets and liabilities held for sale and discontinued operations, (ii) report segment results based on a new operating segment structure and (iii) reflect the retroactive application of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate.

        The current report on Form 8-K retrospectively revised the following items of the annual report on Form 10-K for the year ended December 31, 2008, by replacing those items with the corresponding revised items contained in Exhibit 99.1 thereto:

  •
  Item 1. Business;

  •
  Item 6. Selected Financial Data;

  •
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;

  •
  Item 8. Financial Statements and Supplementary Data;

  •
  Item 15. Exhibits and Financial Statement Schedules: (a)(1) Financial Statements and (a)(2) Financial Statement Schedules; and

  •
  Exhibit 12.1. Computation of Ratio of Earnings to Fixed Charges.

No items of the annual report on Form 10-K for the year ended December 31, 2008 other than those identified above were revised by the filing.

Note Concerning Financial Information and Currency of Financial Statements

        All of the financial statements included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£246.0	£181.6
Restricted cash	6.0	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £13.0 (2009) and £16.5 (2008)	429.0	454.3
Inventory	107.5	81.1
Derivative financial instruments	0.4	168.4
Prepaid expenses and other current assets	107.8	107.8
Current assets held for sale	—	56.2

Total current assets	896.7	1,055.5
Fixed assets, net	5,180.2	5,342.1
Goodwill and other indefinite-lived assets	2,082.3	2,082.3
Intangible assets, net	388.2	510.3
Equity investments	358.9	353.5
Derivative financial instruments	210.4	435.7
Other assets, net of accumulated amortization of £103.7 (2009) and £79.1 (2008)	150.8	153.9

Total assets	£9,267.5	£9,933.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£326.3	£370.5
Accrued expenses and other current liabilities	430.8	449.9
Derivative financial instruments	27.3	84.4
VAT and employee taxes payable	62.5	63.5
Restructuring liabilities	72.3	71.0
Interest payable	77.7	131.6
Deferred revenue	288.0	268.0
Current portion of long term debt	39.5	40.5
Current liabilities held for sale	—	36.2

Total current liabilities	1,324.4	1,515.6
Long term debt, net of current portion	5,858.7	6,129.6
Derivative financial instruments	93.0	42.6
Deferred revenue and other long term liabilities	156.2	150.1
Deferred income taxes	81.3	79.2

Total liabilities	7,513.6	7,917.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2009 and 2008) shares; issued 328.9 (2009) and 329.0 (2008) and outstanding 328.9 (2009) and 328.1 (2008) shares	1.8	1.8
Additional paid-in capital	4,467.1	4,461.3
Accumulated other comprehensive income	130.4	178.2
Accumulated deficit	(2,845.4)	(2,625.1)

Total shareholders' equity	1,753.9	2,016.2

Total liabilities and shareholders' equity	£9,267.5	£9,933.3

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Revenue	£935.8	£940.1	£1,871.5	£1,887.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	404.6	397.0	818.3	817.0
Selling, general and administrative expenses	197.4	208.8	407.1	412.6
Restructuring and other charges (income)	23.6	(1.7)	29.0	2.9
Depreciation	233.9	229.6	466.6	460.5
Amortization	61.1	68.5	122.3	158.4
Goodwill impairment	—	366.2	—	366.2

	920.6	1,268.4	1,843.3	2,217.6

Operating income (loss)	15.2	(328.3)	28.2	(330.2)
Other income (expense)
Interest income and other, net	2.0	7.2	5.3	13.1
Interest expense	(102.3)	(123.4)	(211.3)	(246.7)
Share of (loss) income from equity investments	(0.4)	3.9	2.1	9.0
Foreign currency gains (losses)	174.5	3.4	162.6	(25.0)
Loss on extinguishment of debt	(7.3)	(5.6)	(7.3)	(5.6)
(Losses) gains on derivative instruments	(126.5)	(2.3)	(147.7)	31.1

Loss from continuing operations before income taxes	(44.8)	(445.1)	(168.1)	(554.3)
Income tax (expense) benefit	(2.8)	0.6	(12.4)	7.9

Loss from continuing operations	(47.6)	(444.5)	(180.5)	(546.4)

Discontinued operations
Loss from discontinued operations, net of tax	(1.7)	(4.4)	(22.8)	(6.9)

Net loss	£(49.3)	£(448.9)	£(203.3)	£(553.3)

Basic and diluted loss from continuing operations per share	£(0.14)	£(1.36)	£(0.55)	£(1.67)

Basic and diluted loss from discontinued operations per share	£(0.01)	£(0.01)	£(0.07)	£(0.02)

Basic and diluted net loss per share	£(0.15)	£(1.37)	£(0.62)	£(1.69)

Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.08	$0.08

Average number of shares outstanding	328.7	328.1	328.5	328.0

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2009	2008
		(Adjusted)
Operating activities
Net loss	£(203.3)	£(553.3)
Loss from discontinued operations	22.8	6.9

Loss from continuing operations	(180.5)	(546.4)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	588.9	618.9
Goodwill impairment	—	366.2
Non-cash interest	(36.5)	(28.1)
Non-cash compensation	5.9	7.2
Income from equity accounted investments, net of dividends received	(1.5)	(5.0)
Income taxes	13.5	(6.1)
Amortization of original issue discount and deferred finance costs	18.0	10.9
Unrealized foreign currency (gains) losses	(177.4)	21.7
Unrealized losses (gains) on derivative instruments	155.0	(24.2)
Loss on extinguishment of debt	6.8	5.6
Other	(1.7)	(0.5)
Changes in operating assets and liabilities	(25.8)	(36.0)

Net cash provided by operating activities	364.7	384.2

Investing activities
Purchase of fixed and intangible assets	(292.6)	(232.0)
Principal repayments on loans to equity investments	0.7	0.6
Disposal of sit-up, net	(17.5)	—
Other	0.8	1.6

Net cash used in investing activities	(308.6)	(229.8)

Financing activities
New borrowings, net of financing fees	572.8	494.0
Proceeds from employee stock option exercises	0.2	0.6
Principal payments on long term debt and capital leases	(625.9)	(523.7)
Dividends paid	(17.0)	(13.3)
Realized gain on derivatives	88.3	—
Other	(0.3)	—

Net cash provided by (used in) financing activities	18.1	(42.4)

Cash flow from discontinued operations
Net cash used in operating activities	(7.9)	(5.6)
Net cash used in investing activities	—	(1.1)

Net cash used in discontinued operations	(7.9)	(6.7)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	0.1
Increase in cash and cash equivalents	64.4	105.4
Cash and cash equivalents, beginning of period	181.6	321.4

Cash and cash equivalents, end of period	£246.0	£426.8

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£228.3	£263.5

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, and revised by the current report on Form 8-K, as filed with the SEC on May 27, 2009, which we collectively refer to as the 2008 Annual Report.

        The 2008 financial information has been adjusted so the basis of presentation is consistent with that of the 2009 financial information. The adjustments reflect (i) the financial condition and results of operations of our sit-up reporting unit as assets and liabilities available for sale and discontinued operations, respectively, in the periods presented, and (ii) the application of the Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1.

Note 2—Accounting Changes

        In May 2008, the FASB issued FSP APB 14-1 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations.

        We adopted FSP APB 14-1 on January 1, 2009 as our convertible senior notes are within the scope of the standard. We have applied FSP APB 14-1 on a retrospective basis, whereby our prior period results have been adjusted. As the convertible notes were issued on April 16, 2008, this standard impacted our previously reported statement of operations for the three and six months ended June 30, 2008.

        We applied a nonconvertible borrowing rate of 10.35% which resulted in the recognition of a discount on the convertible senior notes totaling £108.2 million, with the offsetting amount recognized as a component of additional paid-in capital. In addition, a cumulative translation adjustment of £36.1 million was recognized in relation to prior periods due to the decrease in the foreign denominated debt balance subject to translation during 2008. The following table presents the impact

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Accounting Changes (Continued)

of these adjustments on our previously reported consolidated balance sheet as of December 31, 2008 (in millions):

	December 31, 2008
	As Reported	Adjustments	As Adjusted
Long term debt, net of current portion	£6,267.7	£(138.1)	£6,129.6
Additional paid-in capital	4,353.1	108.2	4,461.3
Accumulated other comprehensive income	142.1	36.1	178.2
Accumulated deficit	(2,618.9)	(6.2)	(2,625.1)

        The additional interest expense and related tax impact that the application of this standard had on our consolidated statement of operations and consolidated statement of cash flows for the six months ended June 30, 2008 are as follows (in millions, except per share data):

	Six months ended June 30, 2008
	As Reported	Adjustments	As Adjusted
Consolidated statement of operations:
Interest expense	£(245.0)	£(1.7)	£(246.7)
Income tax benefit	7.9	—	7.9
Net loss	(551.6)	(1.7)	(553.3)
Net loss per share
Basic and diluted	(1.68)	(0.01)	(1.69)
Consolidated statement of cashflows:
Operating activities:
Net loss	£(551.6)	£(1.7)	£(553.3)
Non-cash interest	(29.8)	1.7	(28.1)

        The amount of interest cost recognized for the contractual interest coupon during the six months ended June 30, 2008 was £6.9 million. The amount of interest cost recognized for the amortization of the discount on the liability component of the senior convertible notes for the six months ended June 30, 2008 was £1.7 million.

Note 3—Discontinued Operations

        On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, we determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and we adjusted the balance sheet as of December 31, 2008 and statement of operations for the three and six months ended June 30, 2008

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Discontinued Operations (Continued)

accordingly. Revenue of the sit-up business, reported in discontinued operations, for the three and six months ended June 30, 2009 was nil and £38.9 million, respectively and for the three and six months ended June 30, 2008 was £51.2 million and £106.2 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the three and six months ended June 30, 2009 was £1.7 million and £22.8 million, respectively and for the three and six months ended June 30, 2008 was £4.4 million and £6.9 million, respectively. In accordance with the provisions of FAS 144, we wrote down the assets held for sale to fair value at March 31, 2009, resulting in a £19.0 million impairment charge, which is included in the loss from discontinued operations for the six months ended June 30, 2009. During the three months ended June 30, 2009, we recognized a final adjustment to the proceeds totaling £1.7 million.

        In accordance with the sale agreement, part of the consideration included a loan note from Aurelius AG. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified periods at commercial rates. Following the sale, our continuing involvement with sit-up is limited to the loan note and carriage agreement and is therefore not considered significant.

Note 4—Long Term Debt

        Long term debt consisted of (in millions):

	June 30, 2009	December 31, 2008
U.S. Dollar
8.75% U.S. dollar senior notes due 2014	£258.3	£290.7
9.125% U.S. dollar senior notes due 2016	334.3	376.2
6.50% U.S. dollar convertible senior notes due 2016	490.3	545.9
9.50% U.S. dollar senior notes due 2016	435.8	—
Senior credit facility	291.6	363.8
Euro
8.75% euro senior notes due 2014	191.7	214.2
9.50% euro senior notes due 2016	146.7	—
Senior credit facility	350.1	403.7
Sterling
9.75% sterling senior notes due 2014	375.0	375.0
Senior credit facility	2,856.3	3,421.9
Capital leases	164.4	174.6
Other	3.7	4.1

	5,898.2	6,170.1
Less: current portion	(39.5)	(40.5)

	£5,858.7	£6,129.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (Continued)

        The effective interest rate on the senior credit facility was 5.1% and 7.3% as at June 30, 2009 and December 31, 2008, respectively.

        On June 3, 2009, Virgin Media Finance PLC, or Virgin Media Finance, issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016. The 2009 senior notes are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on February 15 and August 15 of each year. The 2009 senior notes mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media. We used the net proceeds, together with cash on hand, to make repayments totaling £608.5 million under our senior credit facility.

        On July 21, 2009, Virgin Media Finance issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009. We used the net proceeds, together with cash on hand, to make repayments totaling £403.6 million under our senior credit facility.

Note 5—Fair Value Measurements

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

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in levels 1 and 2 in the fair value hierarchy described above.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (Continued)

        In estimating the fair value of our financial instruments, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

        Derivative financial instruments:    As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 6.

        Long term debt:    The fair value of our senior credit facility is based upon quoted trading prices in inactive markets for this debt, which incorporates non-performance risk, and is classified within level 2 of the fair value hierarchy. The fair values of our other debt in the following table are based on the quoted market prices in active markets and incorporate non-performance risk. Accordingly, the inputs used to value these debt instruments are classified within level 1 of the fair value hierarchy.

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£3,498.0	£3,074.0	£4,189.4	£3,048.0
8.75% U.S. dollar senior notes due 2014	258.3	255.5	290.7	246.7
9.75% sterling senior notes due 2014	375.0	360.0	375.0	292.5
8.75% euro senior notes due 2014	191.7	192.6	214.2	158.8
9.125% U.S. dollar senior notes due 2016	334.3	330.8	376.2	313.1
6.50% U.S. dollar convertible senior notes due 2016	490.3	513.7	545.9	305.1
9.50% U.S. dollar senior notes due 2016	435.8	459.8	—	—
9.50% euro senior notes due 2016	146.7	151.8	—	—

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At June 30, 2009 and December 31 2008, we had approximately £246.0 million and £181.6 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (Continued)

the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at June 30, 2009. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At June 30, 2009, based on market values, we had 59.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2008, based on market values, we had 54.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

Note 6—Derivative Financial Instruments

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or FAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative instruments. FAS 161 applies to all entities and all derivative instruments and was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of FAS 161 on January 1, 2009.

Strategies and Objectives for Holding Derivative Instruments

        Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. In accordance with FAS 133, we are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

        We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar, euro and South African rand (ZAR) forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

        Whenever it is practical to do so, we will designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as "Accounting Hedges" below. When a derivative contract is not designated as an accounting hedge, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as "Economic Hedges" below. We do not enter into derivatives for speculative trading purposes.

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at June 30, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting under FAS 133 will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

        The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

        The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.4	£37.6
Interest rate swaps	—	6.1
Cross-currency interest rate swaps	—	61.5
Economic Hedge
Foreign currency forward rate contracts	—	63.2

	£0.4	£168.4

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£17.7	£—
Cross-currency interest rate swaps	55.1	136.1
Economic Hedge
Cross-currency interest rate swaps	137.6	299.6

	£210.4	£435.7

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£0.8	£—
Interest rate swaps	18.5	2.2
Economic Hedge
Foreign currency forward rate contracts	6.1	79.6
Interest rate swaps	1.9	2.6

	£27.3	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£11.5
Cross-currency interest rate swaps	75.0	—
Economic Hedge
Cross-currency interest rate swaps	18.0	31.1

	£93.0	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of June 30, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

        The terms of our outstanding cross-currency interest rate swaps at June 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$425m senior notes due 2014 October 2011	Accounting	$425.0	£291.0	8.75%	9.53%
$550m senior notes due 2016 August 2016	Accounting	550.0	301.2	9.13%	8.54%
$750m senior notes due 2016 August 2016	Accounting	750.0	467.3	9.50%	9.82%
$1,000m convertible senior notes due 2016 November 2016	Economic	1,000.0	505.6	6.50%	6.95%
Senior credit facility September 2012	Economic	479.7	260.3	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.13%

		$3,204.7	£1,825.4

€225m senior notes due 2014 October 2011	Accounting	€225.0	£207.4	8.75%	8.90%
€180m senior notes due 2016 August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility September 2012	Economic	410.8	284.9	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€815.8	£650.9

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.7	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.0

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of June 30, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at June 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
April 2010	Accounting	£2,400.0	3 month LIBOR	2.31%
April 2010	Economic	600.0	3 month LIBOR	1.66%
April 2010 to April 2011	Accounting	200.0	3 month LIBOR	2.58%
April 2010 to September 2012	Accounting	1,300.0	3 month LIBOR	3.07%
April 2010 to March 2013	Accounting	300.0	3 month LIBOR	3.28%

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of June 30, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars, euros and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
July 2009 to June 2010	Economic	$89.2	£60.3	1.4783
July 2009 to June 2010	Accounting	$11.5	£7.8	1.4787
July 2009 to January 2010	Accounting	€1.7	£1.5	1.1250
July 2009 to January 2010	Accounting	ZAR 28.7	£1.9	15.2529

Cash Flow Hedges

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. We reclassified into earnings losses totaling £1.9 million as a result of the discontinuance of cash flow hedges during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, we recognized a loss totaling £nil and £0.1 million, respectively, relating to ineffectiveness. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three and six months ended June 30, 2009 (in millions).

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
			(in millions)
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£-	£(16.0)
Amounts recognized in other comprehensive income	(30.6)	(14.1)	(16.9)	0.4	—
Amounts reclassified to earnings impacting:
Foreign exchange (gains) losses	(2.8)	—	(2.8)	—	—
Interest expense	(2.1)	2.0	(4.1)	—	—
Tax effect recognized	9.9	—	—	—	9.9

Balance at March 31, 2009	£14.5	£(20.0)	£40.2	£0.4	£(6.1)

Amounts recognized in other comprehensive income	(167.5)	14.6	(181.2)	(0.9)	—
Amounts reclassified to earnings impacting:
Foreign exchange (gains) losses	152.3	—	152.3	—	—
Interest expense	5.0	4.6	0.4	—	—
Operating costs	0.1	—	—	0.1	—
Tax effect recognized	2.8	—	—	—	2.8

Balance at June 30, 2009	£7.2	£(0.8)	£11.7	£(0.4)	£(3.3)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be £14.7 million, £5.1 million and £0.4 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 7—Restructuring and Other Charges (Income)

        Restructuring and other charges of £23.6 million and £29.0 million for the three and six months ended June 30, 2009, respectively, related primarily to employee termination costs in connection with

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges (Income) (Continued)

the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other income of £1.7 million for the three months ended June 30, 2008 and restructuring and other charges of £2.9 million for the six months ended June 30, 2008 related to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs under FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In total, we expect to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million in connection with this plan over a three-year period.

        The following tables summarize our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plan announced in 2008 (in millions):

			2008 Restructuring Accruals
		2006 Acquisition Restructuring Accruals
	Historical Restructuring Accruals
			Involuntary Employee Termination and Related Costs
Three months ended June 30, 2009	Lease Exit Costs	Lease Exit Costs		Lease and Contract Exit Costs	Total
Balance, March 31, 2009	£14.6	£33.0	£5.6	£10.7	£63.9
Charged to expense	1.2	1.8	12.4	9.8	25.2
Revisions	—	(1.6)	—	—	(1.6)
Utilized	(0.9)	(1.9)	(4.9)	(7.5)	(15.2)

Balance, June 30, 2009	£14.9	£31.3	£13.1	£13.0	£72.3

			2008 Restructuring Accruals
		2006 Acquisition Restructuring Accruals
	Historical Restructuring Accruals
			Involuntary Employee Termination and Related Costs
Six months ended June 30, 2009	Lease Exit Costs	Lease Exit Costs		Lease and Contract Exit Costs	Total
Balance, December 31, 2008	£16.5	£38.5	£2.0	£14.0	£71.0
Charged to expense	1.7	2.6	18.0	14.1	36.4
Revisions	(1.2)	(6.2)	—	—	(7.4)
Utilized	(2.1)	(3.6)	(6.9)	(15.1)	(27.7)

Balance, June 30, 2009	£14.9	£31.3	£13.1	£13.0	£72.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Stockholders' Equity and Share Based Compensation

        During the year ended December 31, 2008 and the six months ended June 30, 2009, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Six months ended June 30, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0

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

        Basic and diluted net loss per share is computed by dividing the net loss for the three and six months ended June 30, 2009 and 2008 by the weighted average number of shares outstanding during the respective periods. Options, warrants and shares issuable under our convertible senior notes at June 30, 2009 and 2008 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

        The average number of shares outstanding for the three and six months ended June 30, 2009 and 2008 is computed as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Number of shares outstanding at start of period	328.4	328.0	328.1	327.5
Issues of common stock (average number outstanding during the period)	0.3	0.1	0.4	0.5

Average number of shares outstanding	328.7	328.1	328.5	328.0

        Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £1.2 million and £5.1 million for the three months ended June 30, 2009 and 2008, respectively, and £5.9 million and £7.2 million for the six months ended June 30, 2009 and 2008, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Net loss for period	£(49.3)	£(448.9)	£(203.3)	£(553.3)
Currency translation adjustment	(19.5)	(0.9)	(14.9)	(0.9)
Net unrealized (losses) gains on derivatives, net of tax	(120.6)	11.7	(142.6)	27.6
Reclassification of derivative gains to net income, net of tax	113.3	(2.0)	109.7	(11.6)

Comprehensive loss	£(76.1)	£(440.1)	£(251.1)	£(538.2)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2009	December 31, 2008
Foreign currency translation	£154.7	£169.6
Pension liability adjustments	(31.5)	(31.5)
Net unrealized gains on derivatives	7.2	40.1

	£130.4	£178.2

Note 10—Income Taxes

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. GAAP, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have changed and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

        For the three and six months ended June 30, 2009, there was an income tax expense of £2.8 million and £12.4 million, respectively, as compared with an income tax benefit of £0.6 million and £7.9 million, respectively, for the same periods in 2008. The income tax expense for the three months ended June 30, 2009 was comprised of current federal taxes of £0.1 million, deferred federal tax expense of £0.6 million, a U.K. current tax benefit of £0.8 million and a U.K. deferred tax expense of £

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Income Taxes (Continued)

2.9 million. The income tax expense for the six months ended June 30, 2009 was comprised of current federal taxes of £0.2 million, deferred federal tax expense of £2.1 million, a U.K. current tax benefit of £2.7 million and a U.K. deferred tax expense of £12.8 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax expense relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the period. The income tax benefit for the three months ended June 30, 2008 was comprised of current federal taxes of £0.2 million, deferred federal tax expense of £4.2 million, a U.K. current tax benefit of £1.2 million and a U.K. deferred tax benefit of £3.8 million. The income tax benefit for the six months ended June 30, 2008 was comprised of current federal tax expense of £0.4 million, deferred federal tax expense of £7.5 million, a U.K. current tax benefit of £2.5 million and a U.K. deferred tax benefit of £13.3 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations.

Note 11—Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. FAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements of FAS 160 have not been applied as permitted by the provisions of the accounting standard.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Recent Accounting Pronouncements (Continued)

        In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1, which amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of FSP FAS 107-1.

        In May 2009, the FASB issued Statement No. 165, Subsequent Events, or FAS 165, which is effective for financial statements issued for all periods ending after June 15, 2009. FAS 165 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted FAS 165 during the second quarter of 2009. In accordance with FAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 7, 2009.

        In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or FAS 168, confirming that the FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal year 2009 and do not expect the adoption to have a material effect on our consolidated financial statements.

Note 12—Contingent Liabilities

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. We recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

Note 13—Industry Segments

        Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations. In the first quarter of 2009, we changed our operating segments.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Industry Segments (Continued)

        Our previously reported operating segments were based on how we distributed our services. Distribution through cable systems, delivery of television content, and provision of mobile phone services made up the core of our business and were the focus of how the business was managed internally through our former Cable, Content and Mobile segments.

        As a result of the business reorganization initiated in 2008, we have realigned our internal reporting structure and the related financial information used by management and the CODM. Our operating structures have been revised to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and customer demands through our three customer-based segments: Consumer, Business and Content.

        Our Consumer segment, part of which was previously included within our Cable segment, is our primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to consumers on our cable network and, to a lesser extent, off our cable network. The Consumer segment also includes our former Mobile segment consisting of our mobile telephony and broadband business.

        Our Business segment, which was previously part of our Cable segment, comprises our operations carried out through ntl:Telewest Business which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        We operate our Content segment through Virgin Media TV, which supplies television programming to the U.K. pay-television broadcasting market.

        The 2008 fiscal year amounts have been adjusted to conform to the current period presentation. Subsequent to the year end, management performed an exercise to reallocate goodwill and other indefinite lived intangible assets that had been previously recognized in the former Cable and Mobile reporting units to our Consumer and Business reporting units. As a result of this review, goodwill and indefinite lived intangible assets totaling £1,817.1 million and £206.4 million were allocated to the Consumer and Business reporting units, respectively. We also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. Goodwill and indefinite lived assets recognised in our Consumer and Business reporting units will be tested for impairment on an annual basis on October 1 of each year. As at June 30, 2009, we performed our annual impairment review of goodwill recognized in the Content segment and concluded that the fair value of the reporting unit exceeded its carrying value.

        Segment contribution, which is operating income (loss) before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by our Consumer and Business segments.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Industry Segments (Continued)

        Segment information for the three and six month periods ended June 30, 2009 and 2008 is as follows (in millions):

	Three months ended June 30, 2009
	Consumer	Business	Content	Total
Revenue	£757.6	£142.5	£35.7	£935.8
Inter segment revenue	—	—	6.6	6.6
Segment contribution	£454.0	£83.7	£6.4	£544.1

	Three months ended June 30, 2008
	Consumer	Business	Content	Total
Revenue	£755.0	£156.8	£28.3	£940.1
Inter segment revenue	—	0.1	6.5	6.6
Segment contribution	£455.5	£83.3	£(0.1)	£538.7

	Six months ended June 30, 2009
	Consumer	Business	Content	Total
Revenue	£1,510.9	£292.3	£68.3	£1,871.5
Inter segment revenue	—	—	13.2	13.2
Segment contribution	£892.2	£166.3	£13.3	£1,071.8

	Six months ended June 30, 2008
	Consumer	Business	Content	Total
Revenue	£1,513.2	£317.5	£56.7	£1,887.4
Inter segment revenue	—	0.2	12.8	13.0
Segment contribution	£906.8	£165.5	£3.9	£1,076.2

        The reconciliation of total segment contribution to our consolidated operating income (loss) is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total segment contribution	£544.1	£538.7	£1,071.8	£1,076.2
Other operating and corporate costs	210.3	204.4	425.7	418.4
Depreciation	233.9	229.6	466.6	460.5
Amortization	61.1	68.5	122.3	158.4
Restructuring and other charges (income)	23.6	(1.7)	29.0	2.9
Goodwill impairment	—	366.2	—	366.2

Consolidated operating income (loss)	£15.2	£(328.3)	£28.2	£(330.2)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information

        On April 13, 2004, Virgin Media Finance issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, and €225 million aggregate principal amount of 8.75% senior notes due 2014. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016. On June 3, 2009, Virgin Media Finance $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016. Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the Senior Notes on a senior basis. VMIH has guaranteed the Senior Notes on a senior subordinated basis.

        We present the following condensed consolidated financial information as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 as required by Rule 3-10(d) of Regulation S-X.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	June 30, 2009
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£11.4	£—	£0.7	£181.0	£52.9	£—	£246.0
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	3.6	—	0.3	7.6	633.2	—	644.7

Total current assets	15.0	—	1.0	188.6	692.1	—	896.7
Fixed assets, net	—	—	—	—	5,180.2	—	5,180.2
Intangible assets, net	—	—	(15.0)	—	2,485.5	—	2,470.5
Investments in, and loans to, parent and subsidiary companies	2,226.9	534.9	(717.5)	3,282.2	(6,302.4)	1,334.8	358.9
Other assets, net	11.0	—	—	275.3	74.9	—	361.2

Total assets	£2,252.9	£534.9	£(731.5)	£3,746.1	£2,130.3	£1,334.8	£9,267.5

Other current liabilities	£8.7	£36.0	£19.2	£90.3	£1,837.2	£(667.0)	£1,324.4
Long term debt	490.3	1,741.9	—	1,879.8	1,746.7	—	5,858.7
Other long term liabilities	—	—	0.7	74.8	255.0	—	330.5
Shareholders' equity (deficit)	1,753.9	(1,243.0)	(751.4)	1,701.2	(1,708.6)	2,001.8	1,753.9

Total liabilities and shareholders' equity	£2,252.9	£534.9	£(731.5)	£3,746.1	£2,130.3	£1,334.8	£9,267.5

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	December 31, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	3.5	—	0.3	187.7	620.1	—	811.6
Current assets held for sale	—	—	—	—	56.2	—	56.2

Total current assets	13.4	—	1.5	188.1	852.5	—	1,055.5
Fixed assets, net	—	—	—	—	5,342.1	—	5,342.1
Intangible assets, net	—	—	(15.0)	—	2,607.6	—	2,592.6
Investments in, and loans to, parent and subsidiary companies	2,544.9	287.9	(487.7)	3,519.4	(6,591.5)	1,080.5	353.5
Other assets, net	13.2	—	—	506.5	69.9	—	589.6

Total assets	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,280.6	£1,080.5	£9,933.3

Other current liabilities	£9.4	£37.1	£26.1	£197.1	£1,381.3	£(171.6)	£1,479.4
Current liabilities held for sale	—	—	—	—	36.2	—	36.2

Total current liabilities	9.4	37.1	26.1	197.1	1,417.5	(171.6)	1,515.6
Long term debt	545.9	1,256.2	—	2,064.6	2,262.9	—	6,129.6
Other long term liabilities	—	—	0.7	11.5	259.7	—	271.9
Shareholders' equity (deficit)	2,016.2	(1,005.4)	(528.0)	1,940.8	(1,659.5)	1,252.1	2,016.2

Total liabilities and shareholders' equity	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,280.6	£1,080.5	£9,933.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Three months ended June 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£935.8	£—	£935.8
Operating costs	—	—	—	—	(404.6)	—	(404.6)
Selling, general and administrative expenses	(1.5)	—	(0.6)	(0.1)	(195.2)	—	(197.4)
Restructuring and other charges	—	—	—	—	(23.6)	—	(23.6)
Depreciation and amortization	—	—	—	—	(295.0)	—	(295.0)

Operating income (loss)	(1.5)	—	(0.6)	(0.1)	17.4	—	15.2
Interest and other income, net	10.5	40.7	34.2	17.4	110.9	(211.7)	2.0
Interest expense	(14.3)	(39.4)	(28.1)	(80.0)	(152.2)	211.7	(102.3)
Loss on extinguishment of debt	—	—	—	(4.2)	(3.1)	—	(7.3)
Share of loss from equity investments	—	—	—	—	(0.4)	—	(0.4)
(Losses) gains on derivative instruments	—	—	—	(126.7)	0.2	—	(126.5)
Foreign currency gains	0.9	1.4	—	147.5	24.7	—	174.5
Income tax expense	(0.1)	—	—	(2.1)	(0.6)	—	(2.8)

(Loss) income from continuing operations	(4.5)	2.7	5.5	(48.2)	(3.1)	—	(47.6)
Loss from discontinued operations, net of tax	—	—	—	—	(1.7)	—	(1.7)
Equity in net loss of subsidiaries	(44.8)	(54.6)	(50.7)	(6.2)	—	156.3	—

Net loss	£(49.3)	£(51.9)	£(45.2)	£(54.4)	£(4.8)	£156.3	£(49.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Six months ended June 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,871.5	£—	£1,871.5
Operating costs	—	—	—	—	(818.3)	—	(818.3)
Selling, general and administrative expenses	(6.6)	—	(1.3)	(0.1)	(399.1)	—	(407.1)
Restructuring and other charges	—	—	—	—	(29.0)	—	(29.0)
Depreciation and amortization	—	—	—	—	(588.9)	—	(588.9)

Operating income (loss)	(6.6)	—	(1.3)	(0.1)	36.2	—	28.2
Interest income and other, net	21.8	79.3	70.0	37.2	248.3	(451.3)	5.3
Interest expense	(29.7)	(78.2)	(57.8)	(162.7)	(334.2)	451.3	(211.3)
Loss on extinguishment of debt	—	—	—	(4.2)	(3.1)	—	(7.3)
Share of income from equity investments	—	—	—	—	2.1	—	2.1
(Losses) gains on derivative instruments	—	—	—	(147.9)	0.2	—	(147.7)
Foreign currency gains (losses)	0.9	1.1	(0.5)	134.7	26.4	—	162.6
Income tax expense	(0.1)	—	(0.1)	(10.1)	(2.1)	—	(12.4)

(Loss) income from continuing operations	(13.7)	2.2	10.3	(153.1)	(26.2)	—	(180.5)
Loss from discontinued operations, net of tax	—	—	—	—	(22.8)	—	(22.8)
Equity in net loss of subsidiaries	(189.6)	(206.4)	(200.5)	(53.1)	—	649.6	—

Net loss	£(203.3)	£(204.2)	£(190.2)	£(206.2)	£(49.0)	£649.6	£(203.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Three months ended June 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£940.1	£—	£940.1
Operating costs	—	—	—	—	(397.0)	—	(397.0)
Selling, general and administrative expenses	(11.6)	—	5.2	—	(202.4)	—	(208.8)
Restructuring and other income	—	—	—	—	1.7	—	1.7
Depreciation and amortization	—	—	—	—	(298.1)	—	(298.1)
Goodwill impairment	—	—	—	—	(366.2)	—	(366.2)

Operating (loss) income	(11.6)	—	5.2	—	(321.9)	—	(328.3)
Interest income and other, net	6.9	30.7	26.8	17.3	(7.7)	(66.8)	7.2
Interest expense	(9.2)	(31.0)	(20.4)	(84.1)	(45.5)	66.8	(123.4)
Share of income from equity investments	—	—	—	—	3.9	—	3.9
Foreign currency gains (losses)	(0.1)	—	(0.1)	6.1	(2.5)	—	3.4
Loss on extinguishment of debt	—	—	—	(4.4)	(1.2)	—	(5.6)
(Losses) gains on derivative instruments	—	—	—	28.1	(30.4)	—	(2.3)
Income tax benefit (expense)	(0.1)	—	(3.2)	13.3	(9.4)	—	0.6

(Loss) income from continuing operations	(14.1)	(0.3)	8.3	(23.7)	(414.7)	—	(444.5)
Loss from discontinued operations, net of tax	—	—	—	—	(4.4)	—	(4.4)
Equity in net loss of subsidiaries	(434.8)	(444.2)	(443.3)	(420.5)	—	1,742.8	—

Net loss	£(448.9)	£(444.5)	£(435.0)	£(444.2)	£(419.1)	£1,742.8	£(448.9)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Six months ended June 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£1,887.4	£—	£1,887.4
Operating costs	—	—	—	—	(817.0)	—	(817.0)
Selling, general and administrative expenses	(12.2)	—	—	—	(400.4)	—	(412.6)
Restructuring and other charges	—	—	—	—	(2.9)	—	(2.9)
Depreciation and amortization	—	—	—	—	(618.9)	—	(618.9)
Goodwill impairment	—	—	—	—	(366.2)	—	(366.2)

Operating loss	(12.2)	—	—	—	(318.0)	—	(330.2)
Interest income and other, net	6.9	56.2	39.9	34.2	(16.8)	(107.3)	13.1
Interest expense	(9.6)	(56.5)	(27.0)	(166.7)	(94.2)	107.3	(246.7)
Share of income from equity investments	—	—	—	—	9.0	—	9.0
Foreign currency losses	(0.1)	(0.4)	(0.1)	(22.4)	(2.0)	—	(25.0)
Loss on extinguishment of debt	—	—	—	(4.4)	(1.2)	—	(5.6)
Gain on derivative instruments	—	—	—	28.1	3.0	—	31.1
Income tax benefit (expense)	(0.1)	—	(5.5)	13.3	0.2	—	7.9

(Loss) income from continuing operations	(15.1)	(0.7)	7.3	(117.9)	(420.0)	—	(546.4)
Loss from discontinued operations, net of tax	—	—	—	—	(6.9)	—	(6.9)
Equity in net loss of subsidiaries	(538.2)	(544.4)	(545.8)	(426.5)	—	2,054.9	—

Net loss	£(553.3)	£(545.1)	£(538.5)	£(544.4)	£(426.9)	£2,054.9	£(553.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Six months ended June 30, 2009
Statements of cash flows	Company	Virgin Media Finance	Other Guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(5.1)	£—	£(2.1)	£(114.8)	£486.7	£—	£364.7
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(292.6)	—	(292.6)
Principal repayments on loans to equity investments	—	—	—	—	0.7	—	0.7
Principal (repayments) drawdowns on loans to group companies	0.6	(598.2)	1.6	382.9	213.1	—	—
Disposal of sit-up, net	—	—	—	—	(17.5)	—	(17.5)
Other	—	—	—	—	0.8	—	0.8

Net cash (used in) provided by investing activities	0.6	(598.2)	1.6	382.9	(95.5)	—	(308.6)

Financing activities:
New borrowings, net of financing activities	—	598.2	—	(15.5)	(9.9)	—	572.8
Proceeds from employee stock options	0.2	—	—	—	—	—	0.2
Principal payments on long term debt and capital leases	—	—	—	(140.4)	(485.5)	—	(625.9)
Intercompany funding movements	25.0	—	—	(19.9)	(5.1)	—	—
Dividends paid	(17.0)	—	—	—	—	—	(17.0)
Realized gain on derivatives	—	—	—	88.3	—	—	88.3
Other	(0.3)	—	—	—	—	—	(0.3)

Net cash provided by (used in) financing activities	7.9	598.2	—	(87.5)	(500.5)	—	18.1

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(7.9)	—	(7.9)

Net cash used in discontinued operations	—	—	—	—	(7.9)	—	(7.9)

Effect of exchange rates	(1.9)	—	—	—	—	—	(1.9)
Decrease (increase) in cash and cash equivalents	1.5	—	(0.5)	180.6	(117.2)	—	64.4
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£11.4	£—	£0.7	£181.0	£52.9	£—	£246.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Six months ended June 30, 2008
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(2.3)	£—	£(8.4)	£(30.8)	£425.7	£—	£384.2
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(232.0)	—	(232.0)
Principal repayments on loans to equity investments	—	—	—	—	0.6	—	0.6
Principal (repayments) drawdowns on loans to group companies	(492.8)	—	0.9	262.2	229.7	—	—
Other	—	—	—	—	1.6	—	1.6

Net cash (used in) provided by investing activities	(492.8)	—	0.9	262.2	(0.1)	—	(229.8)

Financing activities:
New borrowings, net of financing activities	494.0	—	—	—	—	—	494.0
Proceeds from employee stock option excercises	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	(217.1)	(306.6)	—	(523.7)
Intercompany funding movements	13.3	—	1.7	(15.0)	—	—	—
Dividends paid	(13.3)	—	—	—	—	—	(13.3)

Net cash (used in) provided by financing activities	494.6	—	1.7	(232.1)	(306.6)	—	(42.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(5.6)	—	(5.6)
Net cash used in investing activities	—	—	—	—	(1.1)	—	(1.1)

Net cash used in discontinued operations	—	—	—	—	(6.7)	—	(6.7)

Effect of exchange rates	0.1	—	—	—	—	—	0.1
Increase (decrease) in cash and cash equivalents	(0.4)	—	(5.8)	(0.7)	112.3	—	105.4
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£0.9	£—	£4.2	£—	£421.7	£—	£426.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£233.9	£170.7
Restricted cash	5.3	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £13.0 (2009) and £16.5 (2008)	429.0	454.3
Inventory	107.5	81.1
Derivative financial instruments	0.4	168.4
Prepaid expenses and other current assets	103.9	104.0
Current assets held for sale	—	56.2

Total current assets	880.0	1,040.0
Fixed assets, net	5,052.8	5,209.3
Goodwill and other indefinite-lived assets	2,091.4	2,091.4
Intangible assets, net	388.2	510.3
Equity investments	358.9	353.5
Derivative financial instruments	210.4	435.7
Other assets, net of accumulated amortization of £102.0 (2009) and £78.0 (2008)	139.8	140.7
Due from group companies	775.8	795.0

Total assets	£9,897.3	£10,575.9

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£326.1	£370.0
Accrued expenses and other current liabilities	422.6	443.4
Derivative financial instruments	27.3	84.4
VAT and employee taxes payable	56.5	57.4
Restructuring liabilities	70.6	69.5
Interest payable	40.6	95.9
Interest payable to group companies	121.0	113.7
Deferred revenue	280.0	259.4
Current portion of long term debt	39.5	40.5
Current liabilities held for sale	—	36.2

Total current liabilities	1,384.2	1,570.4
Long term debt, net of current portion	3,626.6	4,327.6
Long term debt due to group companies	2,857.5	2,468.1
Derivative financial instruments	93.0	42.6
Deferred revenue and other long term liabilities	153.5	147.2
Deferred income taxes	81.3	79.2

Total liabilities	8,196.1	8,635.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2009 and 2008); issued and outstanding 224,552 ordinary shares (2009 and 2008)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	(24.4)	9.0
Accumulated deficit	(2,645.7)	(2,439.5)

Total shareholders' equity	1,701.2	1,940.8

Total liabilities and shareholders' equity.	£9,897.3	£10,575.9

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Revenue	£908.7	£912.5	£1,816.3	£1,832.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	391.9	383.9	792.2	791.0
Selling, general and administrative expenses	188.8	196.0	386.1	387.4
Restructuring and other charges (income)	22.8	(1.7)	27.9	2.8
Depreciation	228.7	224.5	456.2	449.8
Amortization	61.1	68.1	122.3	156.1
Goodwill impairment	—	366.2	—	366.2

	893.3	1,237.0	1,784.7	2,153.3

Operating income	15.4	(324.5)	31.6	(320.9)
Other income (expense)
Interest income and other, net	2.0	7.1	5.3	12.9
Interest income from group companies	1.9	1.8	4.0	3.7
Interest expense	(57.5)	(90.3)	(122.8)	(189.7)
Interest expense to group companies	(49.8)	(37.4)	(97.5)	(67.1)
Share of (loss) income from equity investments	(0.4)	3.9	2.1	9.0
Foreign currency gains (losses)	172.2	3.6	161.1	(24.4)
Loss on extinguishment of debt	(7.3)	(5.6)	(7.3)	(5.6)
(Losses) gains on derivative instruments	(126.5)	(2.3)	(147.7)	31.1

Loss from continuing operations before income taxes	(50.0)	(443.7)	(171.2)	(551.0)
Income tax (expense) benefit	(2.7)	3.9	(12.2)	13.5

Loss from continuing operations	(52.7)	(439.8)	(183.4)	(537.5)

Discontinued operations
Loss from discontinued operations, net of tax	(1.7)	(4.4)	(22.8)	(6.9)

Net loss	£(54.4)	£(444.2)	£(206.2)	£(544.4)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2009	2008
		(Adjusted)
Operating activities
Net loss	£(206.2)	£(544.4)
Income from discontinued operations	22.8	6.9

Loss from continuing operations	(183.4)	(537.5)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	578.5	605.9
Goodwill impairment	—	366.2
Non-cash interest	(45.1)	(36.7)
Non-cash compensation	4.8	5.4
Income from equity accounted investments, net of dividends received	(1.5)	(5.0)
Income taxes	13.2	(11.5)
Amortization of original issue discount and deferred finance costs	17.2	10.7
Unrealized foreign currency (gains) losses	(178.5)	23.9
Loss on extinguishment of debt	6.8	5.6
Unrealized losses (gains) on derivative instruments	155.0	(24.2)
Other	(1.7)	(0.5)
Changes in operating assets and liabilities	(25.9)	(38.6)

Net cash provided by operating activities	339.4	363.7

Investing activities
Purchase of fixed and intangible assets	(287.6)	(229.7)
Principal repayments on loans to equity investments	0.7	0.6
Disposal of sit-up, net	(17.5)	—
Investments in, and loans to, parent and subsidiary companies	598.5	505.9
Other	0.8	1.6

Net cash provided by investing activities	294.9	278.4

Financing activities
Principal payments on long term debt and capital leases	(625.9)	(523.7)
Financing fees	(25.4)	—
Realized gain on derivatives	88.3	—

Net cash used in financing activities	(563.0)	(523.7)

Cash flow from discontinued operations
Net cash used in operating activities	(7.9)	(5.6)
Net cash used in investing activities	—	(1.1)

Net cash used in discontinued operations	(7.9)	(6.7)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Increase in cash and cash equivalents	63.2	111.7
Cash and cash equivalents, beginning of period	170.7	310.0

Cash and cash equivalents, end of period	£233.9	£421.7

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        Virgin Media Investment Holdings Limited, or VMIH, is an indirect, wholly owned subsidiary of Virgin Media Inc.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, and revised by the current report on Form 8-K, as filed with the SEC on May 27, 2009, which we collectively refer to as the 2008 Annual Report.

        The 2008 financial information has been adjusted so the basis of presentation is consistent with that of the 2009 financial information. The adjustments reflect the financial condition and results of operations of our sit-up reporting unit as assets and liabilities available for sale and discontinued operations, respectively, in the periods presented.

Note 2—Discontinued Operations

        On April 1, 2009, we reached an agreement to sell our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, we determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and accordingly, we adjusted the balance sheet as of December 31, 2008 and statement of operations for the three and six months ended June 30, 2008. Revenue of the sit-up business, reported in discontinued operations, for the three and six months ended June 30, 2009 was nil and £38.9 million, respectively and for the three and six months ended June 30, 2008 was £51.2 million and £106.2 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the three and six months ended June 30, 2009 and 2008 was £1.7 million and £22.8 million, respectively and for the three and six months ended June 30, 2008 was £4.4 million and £6.9 million, respectively. In accordance with the provisions of FAS 144, we wrote down the assets held for sale to fair value at March 31, 2009, resulting in a £19.0 million impairment charge, which is included in the loss from discontinued operations for the six months ended June 30, 2009. During the three months ended June 30, 2009, we recognized a final adjustment to the proceeds totaling £1.7 million.

        In accordance with the sale agreement, part of the consideration included a loan note from Aurelius AG. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Discontinued Operations (Continued)

periods at commercial rates. Following the sale, our continuing involvement with sit-up is limited to the loan note and carriage agreement and is therefore not considered significant.

Note 3—Long Term Debt

        Long term debt consisted of (in millions):

	June 30, 2009	December 31, 2008
U.S. Dollar
8.75% U.S. dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£258.3	£290.7
9.125% U.S. dollar senior notes due 2016 due to Virgin Media Finance PLC	334.3	376.2
6.50% U.S. dollar loan notes due 2016 due to Virgin Media (UK) Group Inc	328.2	164.1
6.50% U.S. dollar loan notes due 2016 due to Virgin Media Finance PLC	268.1	507.0
9.50% U.S. dollar senior notes due 2016 due to Virgin Media Finance PLC	435.8	—
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	60.8	68.4
Senior credit facility	291.6	363.8
Euro
8.75% euro senior loan notes due 2014 due to Virgin Media Finance PLC	191.7	214.2
9.50% euro senior loan notes due 2016 due to Virgin Media Finance PLC	146.7	—
Senior credit facility	350.1	403.7
Sterling
9.75% sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
Senior credit facility	2,856.3	3,421.9
Other loan notes due to affiliates	458.6	472.5
Capital leases	164.4	174.6
Other	3.7	4.1

	6,523.6	6,836.2
Less: current portion	(39.5)	(40.5)

	£6,484.1	£6,795.7

        The effective interest rate on the senior credit facility was 5.1% and 7.3% as at June 30, 2009 and December 31, 2008, respectively.

        On June 3, 2009, Virgin Media Finance PLC, or Virgin Media Finance, issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016. The 2009 senior notes are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on February 15 and August 15 of each year. The 2009 senior notes mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media. We used the net proceeds, together with cash on hand, to make repayments totaling £608.5 million under our senior credit facility.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

        On July 21, 2009, Virgin Media Finance issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009. We used the net proceeds, together with cash on hand, to make repayments totaling £403.6 million under our senior credit facility.

Note 4—Fair Value Measurements

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

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in levels 1 and 2 in the fair value hierarchy described above.

        In estimating the fair value of our other financial instruments, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

        Derivative financial instruments:    As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the counter

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Fair Value Measurements (Continued)

markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 5.

        Long term debt:    The fair value of our senior credit facility is based upon quoted trading prices in inactive markets for this debt, which incorporates non-performance risk, and is classified within level 2 of the fair value hierarchy. The fair values of our other debt in the following table are based on the quoted market prices in active markets for the underlying third party debt and incorporate non-performance risk. Accordingly, the inputs used to value these debt instruments are classified within level 1 of the fair value hierarchy.

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£3,498.0	£3,074.0	£4,189.4	£3,048.0
8.75% U.S. dollar loan notes due 2014 to Virgin Media Finance PLC	258.3	255.5	290.7	246.7
9.75% sterling loan notes due 2014 to Virgin Media Finance PLC	375.0	360.0	375.0	292.5
8.75% euro loan notes due 2014 to Virgin Media Finance PLC	191.7	192.6	214.2	158.8
9.125% U.S. dollar senior notes due 2016 to Virgin Media Finance PLC	334.3	330.8	376.2	313.1
6.50% U.S. dollar loan notes due 2016 due to Virgin Media Finance PLC	268.1	226.5	507.0	226.1
6.50% U.S. dollar loan notes due 2016 due to Virgin Media (UK) Group Inc	328.2	277.4	164.1	73.2
9.50% U.S. dollar senior notes due 2016 due to Virgin Media Finance PLC	435.8	459.8	—	—
9.50% euro senior loan notes due 2016 due to Virgin Media Finance PLC	146.7	151.8	—	—
Floating rate loan notes due 2012 to Virgin Media Finance PLC	60.8	60.8	68.4	68.4
Other loan notes due to affiliates	458.6	458.6	472.5	472.5

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At June 30, 2009 and December 31, 2008, we had approximately £233.9 million and £170.7 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Fair Value Measurements (Continued)

the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at June 30, 2009. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At June 30, 2009, based on market values, we had 59.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2008, we had 54.4% of our contracts by market value with three financial institutions, each with more than 10% of our total exposure.

Note 5—Derivative Financial Instruments

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or FAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative instruments. FAS 161 applies to all entities and all derivative instruments and was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of FAS 161 on January 1, 2009.

Strategies and Objectives for Holding Derivative Instruments

        Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. In accordance with FAS 133, we are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

        We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar, euro and South African rand (ZAR) forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

        Whenever it is practical to do so, we will designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as "Accounting Hedges" below. When a derivative contract is not designated as an accounting hedge, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as "Economic Hedges" below. We do not enter into derivatives for speculative trading purposes.

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments on the statement of operations. As a result of our effectiveness assessment at June 30, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting under FAS 133 will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

        The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.4	£37.6
Interest rate swaps	—	6.1
Cross-currency interest rate swaps	—	61.5
Economic Hedge
Foreign currency forward rate contracts	—	63.2

	£0.4	£168.4

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£17.7	£—
Cross-currency interest rate swaps	55.1	136.1
Economic Hedge
Cross-currency interest rate swaps	137.6	299.6

	£210.4	£435.7

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£0.8	£—
Interest rate swaps	18.5	2.2
Economic Hedge
Foreign currency forward rate contracts	6.1	79.6
Interest rate swaps	1.9	2.6

	£27.3	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£11.5
Cross-currency interest rate swaps	75.0	—
Economic Hedge
Cross-currency interest rate swaps	18.0	31.1

	£93.0	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of June 30, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        The terms of our outstanding cross-currency interest rate swaps at June 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$425m senior notes due 2014 October 2011	Accounting	$425.0	£291.0	8.75%	9.53%
$550m senior notes due 2016 August 2016	Accounting	550.0	301.2	9.13%	8.54%
$750m senior notes due 2016 August 2016	Accounting	750.0	467.3	9.50%	9.82%
$1,000m senior notes due 2016 November 2016	Economic	1,000.0	505.6	6.50%	6.95%
Senior credit facility September 2012	Economic	479.7	260.3	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.13%

		$3,204.7	£1,825.4

€225m senior notes due 2014 October 2011	Accounting	€225.0	£207.4	8.75%	8.90%
€180m senior notes due 2016 August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility September 2012	Economic	410.8	284.9	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€815.8	£650.9

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.7	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.0

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1,000 million senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of June 30, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at June 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
April 2010	Accounting	£2,400.0	3 month LIBOR	2.31%
April 2010	Economic	600.0	3 month LIBOR	1.66%
April 2010 to April 2011	Accounting	200.0	3 month LIBOR	2.58%
April 2010 to September 2012	Accounting	1,300.0	3 month LIBOR	3.07%
April 2010 to March 2013	Accounting	300.0	3 month LIBOR	3.28%

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of June 30, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars, euros and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
July 2009 to June 2010	Economic	$89.2	£60.3	1.4783
July 2009 to June 2010	Accounting	$11.5	£7.8	1.4787
July 2009 to January 2010	Accounting	€1.7	£1.5	1.1250
July 2009 to January 2010	Accounting	ZAR 28.7	£1.9	15.2529

Cash Flow Hedges

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. We reclassified losses totaling £1.9 million into earnings as a result of the discontinuance of cash flow hedges. During the three and six months ended June 30, 2009, we recognized a loss totaling £nil and £0.1 million, respectively, relating to ineffectiveness. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three and six months ended June 30, 2009.

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
	(in millions)
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£—	£(16.0)
Amounts recognized in other comprehensive income	(30.6)	(14.1)	(16.9)	0.4	—
Amounts reclassified to earnings impacting:
Foreign exchange (gains) losses	(2.8)	—	(2.8)	—	—
Interest expense	(2.1)	2.0	(4.1)	—	—
Tax effect recognized	9.9	—	—	—	9.9

Balance at March 31, 2009	£14.5	£(20.0)	£40.2	£0.4	£(6.1)

Amounts recognized in other comprehensive income	(167.5)	14.6	(181.2)	(0.9)	—
Amounts reclassified to earnings impacting:
Foreign exchange (gains) losses	152.3	—	152.3	—	—
Interest expense	5.0	4.6	0.4	—	—
Operating costs	0.1	—	—	0.1	—
Tax effect recognized	2.8	—	—	—	2.8

Balance at June 30, 2009	£7.2	£(0.8)	£11.7	£(0.4)	£(3.3)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be £14.7 million, £5.1 million and £0.4 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 6—Restructuring and Other Charges (Income)

        Restructuring and other charges of £22.8 million and £27.9 million for the three and six months ended June 30, 2009 related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Restructuring and Other Charges (Income) (Continued)

income of £1.7 million for the three months ended June 30, 2008 and restructuring and other charges of £2.8 million for the six months ended June 30, 2008 related to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs under FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In total, we expect to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million in connection with this plan over a three-year period.

        The following tables summarize our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for the restructuring plan announced in 2008 by Virgin Media (in millions):

			2008 Restructuring Accruals
		2006 Acquisition Restructuring Accruals
	Historical Restructuring Accruals
			Involuntary Employee Termination and Related Costs
Three months ended June 30, 2009	Lease Exit Costs	Lease Exit Costs		Lease and Contract Exit Costs	Total
Balance, March 31, 2009	£14.1	£32.6	£5.4	£10.4	£62.5
Charged to expense	1.1	1.8	12.0	9.5	24.4
Revisions	—	(1.6)	—	—	(1.6)
Utilized	(0.8)	(1.9)	(4.7)	(7.3)	(14.7)

Balance, June 30, 2009	£14.4	£30.9	£12.7	£12.6	£70.6

			2008 Restructuring Accruals
		2006 Acquisition Restructuring Accruals
	Historical Restructuring Accruals
			Involuntary Employee Termination and Related Costs
Six months ended June 30, 2009	Lease Exit Costs	Lease Exit Costs		Lease and Contract Exit Costs	Total
Balance, December 31, 2008	£16.0	£38.1	£1.9	£13.5	£69.5
Charged to expense	1.6	2.6	17.4	13.7	35.3
Revisions	(1.2)	(6.2)	—	—	(7.4)
Utilized	(2.0)	(3.6)	(6.6)	(14.6)	(26.8)

Balance, June 30, 2009	£14.4	£30.9	£12.7	£12.6	£70.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Share Based Compensation

Stock Option Plans

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at June 30, 2009, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2008 Annual Report.

Note 8—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss for period	£(54.4)	£(444.2)	£(206.2)	£(544.4)
Currency translation adjustment	(0.1)	—	(0.5)	—
Net unrealized (losses) gains on derivatives, net of tax	(120.6)	11.7	(142.6)	27.6
Reclassification of derivative gains to net income, net of tax	113.3	(2.0)	109.7	(11.6)

Comprehensive loss	£(61.8)	£(434.5)	£(239.6)	£(528.4)

        The components of accumulated other comprehensive income/(loss), net of taxes, were as follows (in millions):

	June 30, 2009	December 31, 2008
Foreign currency translation	£(0.1)	£0.4
Pension liability adjustments	(31.5)	(31.5)
Net unrealized gains on derivatives	7.2	40.1

	£(24.4)	£9.0

Note 9—Income Taxes

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. GAAP, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have changed and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income Taxes (Continued)

the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

        For the three and six months ended June 30, 2009, income tax expense was £2.7 million and £12.2 million, respectively, as compared with an income tax benefit of £3.9 million and £13.5 million, respectively, for the same periods in 2008. The income tax expense for the three months ended June 30, 2009 was comprised of deferred federal tax expense of £0.6 million, a U.K. current tax benefit of £0.8 million and a U.K. deferred tax expense of £2.9 million. The income tax expense for the six months ended June 30, 2009 was comprised of deferred federal tax expense of £2.1 million, a U.K. current tax benefit of £2.7 million and a U.K. deferred tax expense of £12.8 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of tax losses to an equity-method investee. The U.K. deferred tax expense relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the period. The income tax benefit for the three months ended June 30, 2008 was comprised of deferred federal tax expense of £1.1 million, a U.K. current tax benefit of £1.2 million and a U.K. deferred tax benefit of £3.8 million. The income tax benefit for the six months ended June 30, 2008 was comprised of deferred federal tax expense of £2.3 million, a U.K. current tax benefit of £2.5 million and a U.K. deferred tax benefit of £13.3 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations.

Note 10—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating costs	£12.6	£13.2	£26.0	£26.0
Selling, general and administrative expenses	8.6	12.7	21.0	25.1

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Note 11—Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to prospectively recognize the full

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Recent Accounting Pronouncements (Continued)

fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. FAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements of FAS 160 have not been applied as permitted by the provisions of the accounting standard.

        In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1, which amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of FSP FAS 107-1.

        In May 2009, the FASB issued Statement No. 165, Subsequent Events, or FAS 165, which is effective for financial statements issued for all periods ending after June 15, 2009. FAS 165 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted FAS 165 during the second quarter of 2009. In accordance with FAS 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 7, 2009.

        In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or FAS 168, confirming that the FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Recent Accounting Pronouncements (Continued)

online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal year 2009 and do not expect the adoption to have a material effect on our consolidated financial statements.

Note 12—Contingent Liabilities

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. We recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

Note 13—Industry Segments

        FAS No. 131, Disclosure about Segments of an Enterprise and Related Information, or FAS 131, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance of the segment. While VMIH has operating segments, consisting of Consumer, Business and Content, which are consistent with Virgin Media's operating segments, financial information is only prepared and reviewed by the CODM at the consolidated level. As such, there are no separable reportable segments for VMIH.

        As a result of the business reorganization initiated in 2008, Virgin Media realigned its internal reporting structure and the related financial information used by management and the CODM. Virgin Media's operating structure has been revised to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and consumer demands through Virgin Media's three customer-based segments: Consumer, Business and Content.

        Virgin Media's Consumer segment, part of which was previously included within its Cable segment, is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to consumers on its cable network and, to a lesser extent, off its cable network. The Consumer segment also includes its former Mobile segment consisting of its mobile telephony and broadband business.

        Virgin Media's Business segment, which was previously part of its Cable segment, comprises its operations carried out through ntl:Telewest Business, which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Industry Segments (Continued)

        Virgin Media operates its Content segment through Virgin Media TV, which supplies television programming to the U.K. pay-television broadcasting market.

        The 2008 fiscal year amounts have been adjusted to conform to the current period presentation. Subsequent to the year end, Virgin Media's management performed an exercise to reallocate goodwill and other indefinite lived intangible assets that had been previously recognized in its former Cable and Mobile reporting units to the Consumer and Business reporting units. As a result of this review, goodwill and indefinite lived intangible assets totaling £1,825.2 million and £207.3 million were allocated to the Consumer and Business reporting units, respectively. Virgin Media also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. Goodwill and indefinite lived intangible assets recognized in Virgin Media's Consumer and Business reporting units will be tested for impairment on an annual basis as on October 1 of each year. As at June 30, 2009, Virgin Media performed its annual impairment review of goodwill recognized in the Content segment and concluded that the fair value of the reporting unit exceeded its carrying value.

        Segment contribution, which is operating income (loss) before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by Virgin Media's Consumer and Business segments.

        The following segment information is based on the consolidated results of Virgin Media for the three and six month periods ended June 30, 2009 and 2008 (in millions):

	Three months ended June 30, 2009
	Consumer	Business	Content	Total
Revenue	£757.6	£142.5	£35.7	£935.8
Inter segment revenue	—	—	6.6	6.6
Segment contribution	£454.0	£83.7	£6.4	£544.1

	Three months ended June 30, 2008
	Consumer	Business	Content	Total
Revenue	£755.0	£156.8	£28.3	£940.1
Inter segment revenue	—	0.1	6.5	6.6
Segment contribution	£455.5	£83.3	£(0.1)	£538.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Industry Segments (Continued)

	Six months ended June 30, 2009
	Consumer	Business	Content	Total
Revenue	£1,510.9	£292.3	£68.3	£1,871.5
Inter segment revenue	—	—	13.2	13.2
Segment contribution	£892.2	£166.3	£13.3	£1,071.8

	Six months ended June 30, 2008
	Consumer	Business	Content	Total
Revenue	£1,513.2	£317.5	£56.7	£1,887.4
Inter segment revenue	—	0.2	12.8	13.0
Segment contribution	£906.8	£165.5	£3.9	£1,076.2

        Revenue in the table above includes £27.1 million and £55.2 million for the three and six months ended June 30, 2009 related to companies that are not consolidated in VMIH. Revenue in the table above includes £27.6 million and £55.0 million for the three and six months ended June 30, 2008 related to companies that are not consolidated in VMIH. The reconciliation of total segment contribution to our consolidated operating income is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total segment contribution	£544.1	£538.7	£1,071.8	£1,076.2
Other operating and corporate costs	210.3	204.4	425.7	418.4
Depreciation	233.9	229.6	466.6	460.5
Amortization	61.1	68.5	122.3	158.4
Operating loss of companies not consolidated in VMIH	(0.2)	(3.8)	(3.4)	(9.3)
Restructuring and other charges	23.6	(1.7)	29.0	2.9
Goodwill impairment	—	366.2	—	366.2

Consolidated operating income (loss)	£15.4	£(324.5)	£31.6	£(320.9)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

        We are a leading U.K. entertainment and communications business providing a "quad-play" offering of broadband, television, mobile telephone, and fixed line telephone services, together with one of the most advanced television on-demand services available in the U.K. market. We are one of the U.K.'s largest residential broadband providers and mobile virtual network operators, and the second largest provider of pay television and fixed line telephone services by number of customers. Through our ntl:Telewest Business unit we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. We also provide a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates our wholly owned channels, such as Virgin1, Living and Bravo and through UKTV, our joint ventures with BBC Worldwide.

        On April 1, 2009, we sold our sit-up reporting unit. sit-up operated a portfolio of auction-based retail television channels and was formerly included within our Content segment.

        Our previously reported operating segments, Cable, Mobile and Content, were based on the method by which we distributed our services. As a result of the business reorganization initiated in 2008, we have realigned our internal reporting structure and the related financial information used by our chief operating decision maker to assess the performance of our business. Our new operating segments are as follows:

  •
  Consumer:  our Consumer segment, part of which was previously included within our Cable segment, includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on our cable network and to a lesser extent off our network. Our new Consumer segment also includes our former Mobile segment which is operated through Virgin Mobile, and consists of our mobile telephony and broadband business;

  •
  Business:  our Business segment, which was previously included within our Cable segment, includes the voice and data telecommunication and internet solutions services we provide through ntl:Telewest Business to businesses, public sector organizations and service providers; and

  •
  Content:  our Content segment includes the operations of our wholly owned television channels, such as Virgin1, Living and Bravo. Although not included in our Content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        Our revenue by segment for the six months ended June 30, 2009 and 2008 was as follows (in millions):

	Six months ended June 30,
	2009		2008
Consumer Segment	£1,510.9	80.7%	£1,513.2	80.2%
Business Segment	292.3	15.6	317.5	16.8
Content Segment	68.3	3.7	56.7	3.0

	£1,871.5	100.0%	£1,887.4	100.0%

        For further discussion of our business, please refer to our 2008 Annual Report.

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect all of the segments in which we operate are as follows:

        General Macroeconomic Factors.    General macroeconomic factors in the U.K. have an impact on our business. For example, during an economic slowdown, potential and existing customers may be less willing, or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense. In addition, as expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty, the slowing U.K. economy has been accompanied by a decrease in advertising revenues generated through our television programming and broadband internet platforms, except to the extent offset by an increase in our share of the advertising market.

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of these programs is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars, euros and South African rand, such as TV programming, customer premise equipment and network maintenance services and some of these exposures are not hedged.

        Integration and Restructuring Activities.    In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. While we anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, we expect that 2009 costs will exceed 2009 savings. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. In total, we expect to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million in connection with this plan over a three-year period. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our cable network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

Consumer Segment

        In our Consumer segment, on-net customers account for the majority of our revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them and, with respect to our mobile customers, by usage levels of our services. For example, on-net broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Similarly, over the service term our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity for cross-sell of our on-net products. We actively promote "quad-play" services and our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, fixed and mobile telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Consumer segment include average revenue per user, or ARPU, churn, competition, seasonality and distribution.

        On-net ARPU.    On-net ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing cable customer base and generally allows us to increase our on-net ARPU by facilitating the sale of multiple services to each customer. On-net ARPU excludes any revenue from our Mobile customers.

        Mobile ARPU.    Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, particularly through cross-selling to our on-net customer base, rather than lower lifetime value prepay customers. Consequently, the number of prepay customers is expected to decline in 2009, along with prepay usage.

        Churn.    Churn is a measure of the number of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors such as competition, the economy and, in respect of our on-net cable business, customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver any of our services without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom, or BT; resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk); alternative internet access services like DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT; and mobile telephone, television and data services offered by other mobile telephone operators including O2, Vodafone, Orange, T-Mobile and 3, and from other mobile virtual network operators, including Tesco Mobile, BT Mobile and Carphone Warehouse. In addition, certain competitors, such as BT, BSkyB and large mobile network operators are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

        Seasonality.    Some of our Consumer revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. Our on-net churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

        Distribution.    We primarily rely upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new mobile customers or retain existing customers may be adversely affected. We also distribute our products through our own retail outlets.

Business Segment

        Factors particularly affecting our Business segment include competition, pricing and operational effectiveness.

        Competition.    Our ability to acquire and retain business customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless plc, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, other providers compete within product and geographic segments. Other providers, such as Thus plc, Kingston Communications (Hull) plc and COLT Telecom Group plc, compete with us in specific regions.

        Pricing.    Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Particularly, in the current challenging economic conditions, price is becoming an increasingly important factor. Certain of BT's product pricing is regulated by the U.K. Office of Communications, however, in respect of non regulated product pricing, the market is increasingly price sensitive.

        Operational Effectiveness.    Because of the extensive use of optical fiber in our access networks, we are also able to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks. Business customers require timely installation services and our ability to meet required timescales and commence providing services may impact our revenues. We regularly rely on third party suppliers to connect business customers and we have a variety of alternative methods to connect our national telecommunications network to the premises of business customers that are located outside of our cabled areas.

Content Segment

        Factors particularly affecting our Content segment include competition, the number of buyers for our television channels across limited distribution platforms, our access to content, seasonality and advertising revenue.

        Competition.    Our television channels compete with other broadcasters for advertising revenues, subscription revenues and programming rights. IDS, our advertising sales department, competes with advertising sales operations representing other television broadcasters.

        Limited Number of Buyers and Distribution Platforms.    All of our channels are carried on our cable platform and on the satellite platform owned by BSkyB. A few of our channels are also carried on the free-to-air digital terrestrial television platform known as Freeview. Therefore, the principal third-party buyer of our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our television channels.

        Access to Content.    Most of the television content on the Virgin Media TV channels is purchased, mainly from the U.S., and because there is a limited supply of content available and an increasing number of digital channels in the U.K., Virgin Media TV has experienced and may continue to experience an increase in the cost of its imported programming. Exchange rate movements have also resulted in increased programming costs and may continue to do so.

        Seasonality.    Our Content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday period.

        Advertising Revenue.    The majority of revenue for Virgin Media TV is from advertisers. Consequently, Virgin Media TV's revenue is directly affected by changes in the total spend on television advertising in the U.K., including changes related to a sustained economic downturn, the viewing levels for its channels and the proportion of the U.K. advertising market represented by IDS.

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

        For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2008 Annual Report.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008

Revenue

        For the three months ended June 30, 2009, revenue decreased by 0.5% to £935.8 million from £940.1 million for the three months ended June 30, 2008. Declines in revenue recognized in our Business segment were offset by increases in revenue in our Consumer and Content segments, as more fully described in the segment discussions below. For the six months ended June 30, 2009, revenue decreased by 0.8% to £1,871.5 million from £1,887.4 million for the six months ended June 30, 2008. This decrease was primarily due to lower revenue in our Business segment, principally from a decline in infrastructure projects in our LAN solutions group, partially offset by higher revenue in our Content segment primarily due to increased carriage revenue. For a detailed discussion of our various sources of revenue, see the segment discussions below.

Operating costs

        Operating costs for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Operating costs:
Consumer cost of sales	£230.2	£224.6	2.5%	£469.6	£460.4	2.0%
Business cost of sales	46.4	56.8	(18.3)	97.4	119.9	(18.8)
Content cost of sales	26.7	25.5	4.7	49.9	47.6	4.8
Network and other operating costs	101.3	90.1	12.4	201.4	189.1	6.5

Total operating costs	£404.6	£397.0	1.9%	£818.3	£817.0	0.2%

        For the three months ended June 30, 2009, operating costs increased by 1.9% to £404.6 million from £397.0 million during the same period in 2008. This increase was primarily attributable to increases in network and other operating costs, Consumer cost of sales and Content cost of sales, partially offset by decreased Business cost of sales. Network and other operating costs increased mainly due to higher power and other facility operating costs. Consumer cost of sales increased primarily as a result of higher carriage costs in relation to the BSkyB channels along with higher costs relating to subscriber equipment offset by lower interconnect costs from lower fixed line telephony usage. Content cost of sales increased due to higher costs in respect of the launch of several key returning television series which supported the growth we experienced in our share of the advertising market. Business cost of sales decreased mainly due to the completion of the Heathrow Terminal 5 contract and lower interconnect costs due to lower voice traffic. As a result of these changes, operating costs as a percentage of revenue increased to 43.2% for the three months ended June 30, 2009 as compared to 42.2% for the same period in 2008.

        For the six months ended June 30, 2009, operating costs increased by 0.2% to £818.3 million from £817.0 million during the same period in 2008. This increase was primarily attributable to increases in Consumer cost of sales, network and other operating costs and Content cost of sales, partially offset by decreased Business cost of sales. Consumer cost of sales increased primarily as a result of higher carriage costs in relation to the BSkyB channels along with higher costs relating to subscriber equipment offset by lower interconnect costs from lower fixed line telephony usage. Network and other operating costs increased mainly due to higher power and other facility operating costs. Content cost of sales increased due to higher costs in respect of the launch of several key returning television series which supported the growth we experienced in our share of the advertising market. Business cost of sales decreased mainly due to the completion of the Heathrow Terminal 5 contract and lower interconnect costs due to lower voice traffic. Operating costs as a percentage of revenue were relatively stable at 43.7% for the six months ended June 30, 2009 as compared to 43.3% for the same period in 2008.

Selling, general and administrative expense

        Selling, general and administrative expense for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Selling, general and administrative expenses:
Employee and outsourcing costs	£108.6	£112.6	(3.6)%	£223.9	£224.6	(0.3)%
Marketing costs	32.6	33.4	(2.4)	63.9	62.6	2.1
Facilities	18.0	20.3	(11.3)	38.5	39.5	(2.5)
Other	38.2	42.5	(10.1)	80.8	85.9	(5.9)

Total selling, general and administrative expenses	£197.4	£208.8	(5.5)%	£407.1	£412.6	(1.3)%

        For the three months ended June 30, 2009, selling, general and administrative expenses decreased by 5.5% to £197.4 million from £208.8 million for the three months ended June 30, 2008. This decrease was primarily attributable to lower employee and outsourcing costs along with lower other costs. The reduction in employee and outsourcing costs was primarily a result of lower headcount. Other costs includes billings, collections and bad debt expenses, IT costs, legal and professional fees, licenses, insurance and other indirect costs.

        For the six months ended June 30, 2009, selling, general and administrative expenses decreased by 1.3% to £407.1 million from £412.6 million for the six months ended June 30, 2008. This decline was primarily attributable to a reduction in other costs.

Restructuring and other charges (income)

        Restructuring and other charges comprised of £23.6 million in the three months ended June 30, 2009, which included £22.2 million in respect to involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008. Restructuring and other income of £1.7 million in the three months ended June 30, 2008, related primarily to revisions in cashflow estimates resulting from the sublease of a vacant property.

        Restructuring and other charges of £29.0 million in the six months ended June 30, 2009, comprised mainly of £32.1 million in respect to involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008, offset by a £7.4 million reduction in the accruals for lease exit costs in connection with our historical and acquisition restructuring programs. Restructuring and other charges of £2.9 million in the six months ended June 30, 2008, related primarily to an increase in our accrual for the lease exit costs in relation to changes in U.K. property tax rates which was offset by decreases as a result of the surrender or sublease of a number of properties.

Depreciation expense

        For the three months ended June 30, 2009, depreciation expense increased by 1.9% to £233.9 million from £229.6 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, depreciation expense increased by 1.3% to £466.6 million from £460.5 million for the six months ended June 30, 2008. This increase in depreciation expense in both periods was primarily a result of increases in depreciation in respect of new fixed assets partially offset by fixed assets becoming fully depreciated.

Amortization expense

        For the three months ended June 30, 2009, amortization expense decreased to £61.1 million from £68.5 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, amortization expense decreased to £122.3 million from £158.4 million for the six months ended June 30, 2008. This decline in amortization expense in both periods is attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2008.

Goodwill impairment

        During the quarter we performed our annual review of our Content reporting unit. As a result of this review we concluded that no impairment charge was required as at June 30, 2009. In the three and six months ended June 30, 2008, we recorded a preliminary impairment charge of £366.2 million in respect of our former Mobile reporting unit.

Interest income and other, net

        For the three months and six months ended June 30, 2009, interest income and other decreased to £2.0 million and £5.3 million from £7.2 million and £13.1 million for the three months and six months ended June 30, 2008, primarily as a result of lower cash and cash equivalents throughout the period together with lower interest rates.

Interest expense

        For the three months ended June 30, 2009, interest expense decreased to £102.3 million from £123.4 million for the three months ended June 30, 2008, primarily as a result of lower interest rates and a lower debt balance following the prepayments made in 2008. We paid cash interest of £96.7 million for the three months ended June 30, 2009 and £121.4 million for the three months ended June 30, 2008. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility, together with lower interest rates and debt balances as described above.

        For the six months ended June 30, 2009, interest expense decreased to £211.3 million from £246.7 million for the six months ended June 30, 2008, primarily as a result of lower interest rates and a lower debt balance following the prepayments made in 2008. We paid cash interest of £228.3 million for the six months ended June 30, 2009 and £263.5 million for the six months ended June 30, 2008. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility, together with lower interest rates and debt balances as described above.

Foreign currency gains (losses)

        The foreign currency gains of £174.5 million and £162.6 million in the three and six months ended June 30, 2009, respectively, were primarily due to the strengthening of the pound sterling relative to the U.S. dollar and euro and related remeasurement gains on the convertible senior notes and the U.S. dollar and euro denominated tranches of the senior credit facility. The foreign currency gains of £3.4 million in the three months ended June 30, 2008 were largely comprised of unrealized gains resulting from favorable exchange rate movements on our euro denominated debt. The foreign currency losses of £25.0 million in the six months ended June 30, 2008 were largely comprised of unrealized losses resulting from unfavorable exchange rate movements on our euro denominated debt.

Loss on extinguishment of debt

        The loss on extinguishment of debt of £7.3 million in the three and six months ended June 30, 2009 and £5.6 million in the three and six months ended June 30, 2008 related to the write-off of deferred financing costs resulting from repayments of our senior credit facility.

(Losses) gains from derivative instruments

        The loss from derivative instruments of £126.5 million in the three months ended June 30, 2009 was mainly driven by the U.S. dollar and euro weakening against the pound sterling in the quarter, which resulted in a reduction in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes. The losses on derivative instruments of £2.3 million in the three months ended June 30, 2008 mainly related to unfavorable mark to market changes in the valuation of euro denominated derivative instruments that are not designated as accounting hedges.

        The loss from derivative instruments of £147.7 million in the six months ended June 30, 2009 was mainly driven by the U.S. dollar and euro weakening against the pound sterling in the six months, which resulted in a reduction in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes. The gain from derivative instruments of £31.1 million in the six months ended June 30, 2008 mainly related to the recognition of favorable mark to market changes in the valuation of euro denominated derivative instruments that are not designated as accounting hedges.

Income tax (expense) benefit

        For the three months ended June 30, 2009, there was an income tax expense of £2.8 million as compared with an income tax benefit of £0.6 million for the same period in 2008. The income tax expense for the three months ended June 30, 2009 was comprised of current federal taxes of £0.1 million, deferred federal tax expense of £0.6 million, a U.K. current tax benefit of £0.8 million and a U.K. deferred tax expense of £2.9 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax expense relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the quarter. These movements in other comprehensive income are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax benefit for the three months ended June 30, 2008 was comprised of current federal tax expense of £0.2 million, deferred federal tax expense of £4.2 million, a U.K. current tax benefit of £1.2 million and a U.K. deferred tax benefit of £3.8 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance resulting from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the period that are expected to reverse in future periods.

        For the six months ended June 30, 2009, there was an income tax expense of £12.4 million as compared with an income tax benefit of £7.9 million for the same period in 2008. The income tax expense for the six months ended June 30, 2009 was comprised of current federal taxes of £0.2 million, deferred federal tax expense of £2.1 million, a U.K. current tax benefit of £2.7 million and a U.K. deferred tax expense of £12.8 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax expense relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the period. These movements in other comprehensive income are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax benefit for the six months ended June 30, 2008 was comprised of current federal tax expense of £0.4 million, deferred federal tax expense of £7.5 million, a U.K. current tax benefit of £2.5 million and a U.K. deferred tax benefit of £13.3 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance resulting from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the period that are expected to reverse in future periods.

Net loss from continuing operations

        For the three months ended June 30, 2009, net loss from continuing operations decreased to £47.6 million compared with a loss of £444.5 million for the same period in 2008 due to the factors discussed above.

        For the six months ended June 30, 2009, net loss from continuing operations decreased to £180.5 million compared with a loss of £546.4 million for the same period in 2008 due to the factors discussed above.

Loss from discontinued operations

        For the three months ended June 30, 2009, net loss from discontinued operations was £1.7 million compared with a loss of £4.4 million for the same period in 2008. The loss from discontinued operations related to a final adjustment to the proceeds in respect to the completion of the disposal of the sit-up business.

        For the six months ended June 30, 2009, net loss from discontinued operations was £22.8 million compared with a loss of £6.9 million for the same period in 2008. Included in the loss for the six months ended June 30, 2009 is an impairment loss of £19.0 million in respect to assets and liabilities held for sale related to the sit-up business.

Net loss from continuing operations per share

        Basic and diluted net loss from continuing operations per common share for the three months ended June 30, 2009 was £0.14 compared to £1.36 for the three months ended June 30, 2008. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 328.7 million shares issued in the three months ended June 30, 2009 and a weighted average of 328.1 million shares issued for the same period in 2008. Options, warrants and shares issuable under the convertible senior notes at June 30, 2009 and June 30, 2008 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

        Basic and diluted net loss from continuing operations per common share for the six months ended June 30, 2009 was £0.55 compared to £1.67 for the six months ended June 30, 2008. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 328.5 million shares issued in the six months ended June 30, 2009 and a weighted average of 328.0 million shares issued for the same period in 2008. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at June 30, 2009 and June 30, 2008 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

Segmental Results of Operations from Continuing Operations for the Three Months and Six Months Ended June 30, 2009 and 2008

        A description of the products and services, as well as financial data, for each segment can be found in note 13 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of June 30, 2009. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment contribution, which is operating income (loss) before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs, depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments, are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure which is shared by our Consumer and Business segments.

Consumer Segment

        The summary combined results of operations of our Consumer segment for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	£757.6	£755.0	£1,510.9	£1,513.2
Segment contribution	454.0	455.5	892.2	906.8

  Revenue

        Our Consumer segment revenue for the three months and six months ended June 30, 2009 and 2008 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Revenue:
On-net	£616.8	£595.5	3.6%	£1,220.8	£1,197.0	2.0%
Mobile(1)	127.5	143.9	(11.4)	262.8	283.4	(7.3)
Off-net	13.3	15.6	(14.7)	27.3	32.8	(16.8)

Total revenue	£757.6	£755.0	0.3%	£1,510.9	£1,513.2	(0.2)%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the three months ended June 30, 2009, revenue from our Consumer segment customers increased by 0.3% to £757.6 million from £755.0 million for the three months ended June 30, 2008. This increase was primarily due to increased subscription revenue resulting from price increases in our on-net packages offset by declining mobile revenue, as discussed further below, and decreased off-net revenue. For the six months ended June 30, 2009, revenue from our Consumer segment customers was relatively unchanged at £1,510.9 million as compared to £1,513.2 million for the six months ended June 30, 2008 with increased on-net revenues being largely offset by declines in mobile and off-net revenues.

        For the three months ended June 30, 2009, on-net revenue increased to £616.8 million from £595.5 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, on-net revenue increased to £1,220.8 million from £1,197.0 million for the six months ended June 30, 2008. On-net ARPU increased to £43.27 for the three months ended June 30, 2009 from £41.68 for the three months ended June 30, 2008. The increase in on-net ARPU was primarily due to selective price rises, successful up-sell and cross-sell, partially offset by declining fixed line telephony usage. Our focus on acquiring new bundled customers and on cross-selling to existing customers is demonstrated by on-net Revenue Generating Units, or on-net RGUs, per customer increasing to 2.43 at June 30, 2009 from 2.36 at June 30, 2008, and by triple-play penetration growing to 58.3% at June 30, 2009 from 53.1% at June 30, 2008. A triple-play customer is a customer who subscribes to our on-net television, broadband and fixed line telephone services.

        For the three months ended June 30, 2009, mobile revenue decreased to £127.5 million from £143.9 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, mobile revenue decreased to £262.8 million from £283.4 million for the six months ended June 30, 2008. The decrease was primarily attributable to lower revenue from a reduction in prepay subscribers, partially offset by revenue growth from an increase in the number of contract subscribers. Mobile revenue was also adversely impacted by lower mobile termination rates that came into force following regulatory changes in April 2009, as a result of which the revenue generated by certain call types through our mobile services was reduced. The change in regulated mobile termination rates also resulted in lower interconnect costs within our Consumer and Business segments. Mobile ARPU decreased to £12.43 for the three months ended June 30, 2009 from £13.34 for the three months ended June 30, 2008 mainly due to declining year-on-year voice and text rates together with the impact of lower mobile termination rates, partially offset by increased usage from a smaller mobile customer base.

        Off-net revenue for the three months ended June 30, 2009 decreased to £13.3 million from £15.6 million for the three months ended June 30, 2008 and decreased to £27.3 million from £32.8 million for the six months ended June 30, 2008 mainly as a result of the reduction in the number of off-net broadband subscribers due to a highly competitive market, partially offset by increased off-net telephony subscribers.

  Consumer Segment Contribution

        For the three months ended June 30, 2009, Consumer segment contribution decreased to £454.0 million from £455.5 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, Consumer segment contribution decreased to £892.2 million from £906.8 million for the six months ended June 30, 2008 primarily due to increased television programming costs related to our new carriage agreement with BSkyB along with increases in costs in line with price inflation.

  Summary On-net Statistics

        Selected statistics for our on-net customers, excluding customers off our cable network, or off-net, and mobile customers, for the three months ended June 30, 2009 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended June 30, 2009 was a decrease of 26,200 customers, being the net of gross additions and disconnections. The reduction in customers was primarily the result of fewer gross additions due in part to the soft macroeconomic environment, a focus on higher lifetime value customers and seasonally higher churn. Net customer movement for the three months ended June 30, 2008 was a reduction of 19,500 customers together with a reduction of 18,900 customers with respect to data cleanse activity following the migration of our final on-net residential billing system during that quarter. The reduction in net additions was primarily the result of fewer gross additions due in part to the soft macroeconomic environment. The total number of on-net RGUs grew to 11,511,200 at June 30, 2009 from 11,165,700 at June 30, 2008, representing a net increase in RGUs of 345,500.

	Three months ended
	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
Opening customers	4,762,300		4,755,200		4,740,400		4,741,200		4,779,600
Customer additions	159,500		167,200		192,600		214,600		167,900
Customer disconnects	(185,700)		(160,100)		(177,800)		(206,300)		(187,400)

Net customer movement	(26,200)		7,100		14,800		8,300		(19,500)
Data cleanse(1)	—		—		—		(9,100)		(18,900)

Closing customers	4,736,100		4,762,300		4,755,200		4,740,400		4,741,200
On-net churn(2)	1.3%		1.1%		1.2%		1.5%		1.3%
On-net Revenue Generating Units(1)(3):
Television	3,672,000		3,651,600		3,621,000		3,576,500		3,538,800
DTV (included in Television)	3,543,300		3,510,400		3,469,000		3,407,900		3,353,500
Telephone	4,104,000		4,108,300		4,099,200		4,078,600		4,063,500
Broadband	3,735,200		3,730,100		3,682,800		3,625,700		3,563,400
Total on-net Revenue Generating Units	11,511,200		11,490,000		11,403,000		11,280,800		11,165,700
On-net RGU/Customer	2.43	x	2.41	x	2.40	x	2.38	x	2.36	x
Triple-play penetration	58.3%		57.0%		55.9%		54.7%		53.1%
On-net Average Revenue Per User(4)(5)	£43.27		£42.29		£42.34		£42.00		£41.68
On-net ARPU calculation:
On-net revenue (millions)(4)	£616.8		£604.0		£603.5		£596.2		£595.5
Average customers	4,751,600		4,761,000		4,751,000		4,731,800		4,762,900

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

(4)
As a result of the treatment of sit-up as discontinued operations and the adjustment of prior periods, on-net revenues and on-net ARPU have increased as we previously eliminated revenues earned from sit-up on consolidation.

(5)
The monthly cable average revenue per user, or on-net ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. For the purpose of calculating on-net ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported.

  Summary Mobile Statistics

        Selected statistics for our mobile customers are set forth in the table below. Between June 30, 2009 and June 30, 2008, the number of mobile customers decreased by a net 198,900. Contract customer gains of 293,000 were offset by net losses of 491,900 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our television, broadband and fixed line telephony cable products. The decline in prepay customers reflects the continuing high level of competition in the prepay market.

	Three months ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Contract mobile customers(1):
Opening contract mobile customers	712,300	649,400	578,600	491,600	435,700
Net contract mobile customer additions	72,300	62,900	70,800	78,300	55,900
Data cleanse(2)	—	—	—	8,700	—

	72,300	62,900	70,800	87,000	55,900

Closing contract mobile customers	784,600	712,300	649,400	578,600	491,600
Prepay mobile customers (30 days)(1):
Opening prepay mobile customers	2,556,000	2,694,000	2,854,200	2,941,400	3,093,000
Net prepay mobile customer additions (disconnections)	(106,500)	(138,000)	(160,200)	(98,100)	(151,600)
Data cleanse(2)	—	—	—	10,900	—

	(106,500)	(138,000)	(160,200)	(87,200)	(151,600)

Closing prepay mobile customers (30 days)	2,449,500	2,556,000	2,694,000	2,854,200	2,941,400
Total closing mobile customers(1):	3,234,100	3,268,300	3,343,400	3,432,800	3,433,000
Mobile average revenue per user(3)	£12.43	£13.14	£13.35	£13.60	£13.34
Mobile ARPU calculation:
Mobile service revenue (millions)	£121.2	£129.4	£134.6	£139.9	£139.3
Average mobile customers	3,251,400	3,283,000	3,360,400	3,427,500	3,481,500

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected. Contract mobile customers include customers who have taken either a mobile service or a mobile broadband contract.

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

  Summary Off-net Statistics

        Selected statistics for our residential customers that are not connected directly through our cable network, or off-net customers, are set forth in the table below. Total off-net RGUs increased by 2,200 during the three months ended June 30, 2009 as compared to a decline of 1,900 off-net RGUs during the three months ended June 30, 2008. The increase in off-net RGUs in the current quarter is primarily due to increased off-net telephony subscribers, partially offset by off-net broadband churn as a result of the highly competitive market in which we operate.

	Three months ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Opening RGUs:
Telephone	109,000	105,500	104,900	107,300	102,400
Broadband	247,000	252,000	260,100	272,700	279,500

	356,000	357,500	365,000	380,000	381,900
Net off-net RGU additions (disconnections):
Telephone	3,500	3,500	600	(2,400)	4,900
Broadband	(1,300)	(5,000)	(8,100)	(12,600)	(6,800)

	2,200	(1,500)	(7,500)	(15,000)	(1,900)
Closing off-net RGUs:
Telephone	112,500	109,000	105,500	104,900	107,300
Broadband	245,700	247,000	252,000	260,100	272,700

	358,200	356,000	357,500	365,000	380,000

Business Segment

  Revenue

        The summary results of operations of our Business segment for the three months and six months ended June, 30 2009 and 2008 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	£142.5	£156.8	£292.3	£317.5
Inter segment revenue	—	0.1	—	0.2
Segment contribution	83.7	83.3	166.3	165.5

        Our Business segment revenue for the three months and six months ended June 30, 2009 and 2008 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Revenue:
Retail:
Voice	£43.6	£47.7	(8.6)%	£90.2	£97.9	(7.9)%
Data	49.9	46.8	6.6	101.2	91.8	10.2
LAN Solutions	9.5	17.5	(45.7)	20.6	36.1	(42.9)

	103.0	112.0	(8.0)	212.0	225.8	(6.1)
Wholesale	39.5	44.8	(11.8)	80.3	91.7	(12.4)

Total revenue	£142.5	£156.8	(9.1)%	£292.3	£317.5	(7.9)%

        For the three months ended June 30, 2009, revenue from business customers decreased by 9.1% to £142.5 million from £156.8 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, revenue from business customers decreased by 7.9% to £292.3 million from £317.5 million for the six months ended June 30, 2008. These decreases were attributable to declines in retail voice, Local Area Network (LAN) solutions and wholesale revenues, partially offset by increases in retail data revenue. Consistent with our strategy to replace declining voice revenue with data revenue, we continue to experience a shift in the mix of retail revenue from voice to data. Retail data revenues represented 48.4% of the retail business revenues for the three months ended June 30, 2009 compared with 41.8% for the three months ended June 30, 2008. Retail data revenues represented 47.7% of the retail business revenues for the six months ended June 30, 2009 compared with 40.7% for the six months ended June 30, 2008.

        LAN solutions revenue in the three months ended June 30, 2009 was £9.5 million compared to £17.5 million in the three months ended June 30, 2008. LAN solutions revenue in the six months ended June 30, 2009 was £20.6 million compared to £36.1 million in the six months ended June 30, 2008. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project was the provision of telecommunication network equipment for Heathrow airport's new Terminal 5 which was completed in the three months ended March 31, 2009 and which contributed £6.4 million and £16.1 million of revenue for the three months and six months ended June 30, 2008 as compared to £nil and £0.4 million for the three months and six months ended June 30, 2009.

        Wholesale revenue declined to £39.5 million and £80.3 million in the three months and six months ended June 30, 2009 from £44.8 million and £91.7 million in the same periods in 2008 mainly due to reduced customer traffic.

  Business Segment Contribution

        For the three months ended June 30, 2009, Business segment contribution increased to £83.7 million from £83.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, Business segment contribution increased to £166.3 million from £165.5 million for the six months ended June 30, 2008. The decline in revenue as described above, which primarily related to low margin infrastructure projects, was offset by related declines in directly attributable costs.

Content Segment

        The summary results of operations of our Content segment for the three months and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	£35.7	£28.3	£68.3	£56.7
Inter segment revenue	6.6	6.5	13.2	12.8
Segment contribution	6.4	(0.1)	13.3	3.9

  Revenue

        For the three months ended June 30, 2009, revenue from our Content segment increased by 26.1% to £35.7 million from £28.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, revenue from our Content segment increased by 20.5% to £68.3 million from £56.7 million for the six months ended June 30, 2008. This increase was driven primarily by increased carriage revenue as a result of the carriage agreement entered into in November 2008 with BSkyB for continued and extended carriage of our Virgin Media TV channels on its satellite platform at higher rates than under the previous contract, partially offset by reduced advertising revenue, although Virgin Media TV increased its overall share of the TV advertising market.

  Content Segment Contribution

        For the three months and six months ended June 30, 2009, Content segment contribution increased to £6.4 million and £13.3 million from £(0.1) million and £3.9 million for the three months and six months ended June 30, 2008. The segment contribution increase is mainly due to the increase in revenue, as described above, partially offset by increased programming and other operating costs.

Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £0.4 million and £5.0 million for the three months ended June 30, 2009, and 2008, respectively, and £4.1 million and £11.2 million for the six months ended June 30, 2009, and 2008 respectively. At June 30, 2009, our investment in UKTV was carried on the balance sheet at £358.9 million, which includes an outstanding loan totaling £139.2 million.

        UKTV receives financing through a loan from Virgin Media, which was £139.2 million at June 30, 2009. This loan effectively acts as a revolving facility for UKTV. We loaned a net £0.5 million to UKTV during the three months ended June 30, 2009 and received net loan capital repayments of £0.7 million for the six months ended June 30, 2009. We also received interest payments, dividends and payments for consortium tax relief from UKTV totaling £1.7 million and £3.0 million for the three months and six months ended June 30, 2009.

Liquidity and Capital Resources

        As of June 30, 2009, we had £5,898.2 million of debt outstanding, compared to £6,170.1 million as of December 31, 2008 and £5,918.0 million as of June 30, 2008, and £246.0 million of cash and cash equivalents, compared to £181.6 million as of December 31, 2008 and £426.8 million as of June 30, 2008. The decrease in debt since June 30, 2008 is primarily attributable to the voluntary prepayment of £300 million of senior bank debt in December 2008 partially offset by movements in exchange rates. The decrease in debt from December 31, 2008 is primarily due to movements in exchange rates.

        As discussed in greater detail below, on June 3, 2009, we issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016. On July 21, 2009, we issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009. We used the net proceeds from the June 2009 note issuance and the July 2009 note issuance, together with additional cash reserves, to repay £608.5 million and £403.6 million, respectively, of our obligations under our senior credit facility that were originally scheduled to be paid in 2010 and 2012.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. We also have significant principal payments under our senior credit facility due from 2011 to 2013, as described below. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. We expect that our cash on hand, together with cash from operations and amounts undrawn on our revolving credit facility, will be sufficient for our cash requirements through June 30, 2010. However, our cash requirements after June 30, 2010 may exceed these sources of cash.

        Significant principal payments under our senior credit facility were due in 2010 and 2011. However, following the amendment of the terms of our senior credit facility in November 2008, and subsequent satisfaction of the applicable prepayment conditions in June 2009, a significant portion of these payments was deferred to 2012. We expect to be able to address the remaining scheduled principal payments due in 2010 and 2011 through cash flow from operations. However, if we were unable to service these obligations through cash flow from operations, then we would need to secure additional funding such as raising additional debt or equity, refinancing our existing facility, selling assets or using other means. We may not be able to obtain financing or sell assets, at all or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets. We also have significant principal payments due in 2012 under our senior credit facility that we can address only by a comprehensive refinancing of our senior debt and possibly other debt instruments. Our ability to implement such a refinancing successfully is significantly dependent on sustained improvements in the debt capital markets.

        Our long term debt was issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries. As a result, they will depend upon the receipt of sufficient funds from their respective subsidiaries to meet their obligations. In addition, the terms of our existing and future indebtedness and the laws of the jurisdictions under which our subsidiaries are organized limit the payment of dividends, loan repayments and other distributions from them under many circumstances.

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

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2009 and 2008

        For the six months ended June 30, 2009, cash provided by operating activities decreased to £364.7 million from £384.2 million for the six months ended June 30, 2008. This decrease was attributable to a decline in operating results offset by working capital improvements and a reduction in cash interest paid. For the six months ended June 30, 2009, cash paid for interest, exclusive of amounts capitalized, decreased to £228.3 million from £263.5 million during the same period in 2008. This decrease was primarily due to lower interest expense and differences in the timing of interest payments on our senior credit facility.

        For the six months ended June 30, 2009, cash used in investing activities was £308.6 million compared with cash used in investing activities of £229.8 million for the six months ended June 30, 2008. The cash used in investing activities in the six months ended June 30, 2009 and 2008 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £292.6 million for the six months ended June 30, 2009 from £232.0 million for the same period in 2008 primarily due to increased scaleable infrastructure costs relating to broadband speed upgrades.

        Cash provided by financing activities for the six months ended June 30, 2009 was £18.1 million compared to cash used in financing activities of £42.4 million for the six months ended June 30, 2008. Cash provided by financing activities for the six months ended June 30, 2009 and 2008 was primarily from new debt issuances and realized gains on derivatives offset by principal payments on long term debt, capital lease payments and dividend payments. Cash used in financing activities for the six months ended June 30, 2008 was primarily used for principal payments on long term debt and capital lease and dividend payments.

Senior Credit Facility

        In 2006, we entered into a senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6 1/2 year bullet Tranche B1 term loan facility, a £351 million 6 1/2 year bullet Tranche B2 term loan facility, a €500 million 6 1/2 year bullet Tranche B3 term loan facility, a $650 million 6 1/2 year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility. In April 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5 1/2 year bullet Tranche B5 term loan facility and a 5 1/2 year bullet Tranche B6 term loan facility and used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities.

        On November 10, 2008, we further amended our senior credit facility. Among other things, this amendment allowed us to defer over 70.3% of the remaining principal payments due in 2010 and 2011 to June 2012, extend the maturity of over 72.3% of the existing revolving facility from March 2011 to June 2012 and reset certain financial covenant ratios. These changes became effective in June 2009 following our satisfaction of the repayment condition under the senior credit facility. Upon satisfaction of the repayment condition, the applicable interest margin in respect of the principal amounts that were deferred and the extended revolving facility also increased by 1.375%, and we were required to pay £11.5 million in fees.

        The remaining principal payments on our senior credit facility as of June 30, 2009 were scheduled as follows (in millions):

Date	Amount
September 30, 2009	£—
March 31, 2010	—
September 30, 2010	98.9
March 3, 2011	288.4
June 3, 2012	917.6
September 3, 2012	1,893.1
March 3, 2013	300.0

Total	£3,498.0

        As of July 28, 2009, following the repayment of our obligations under our senior credit facility from the proceeds of the July 2009 note issuance (including utilizing additional cash reserves), the remaining principal payments on our senior credit facility were scheduled as follows: September 2010—£0.2 million, March 2011—£285.7 million, June 2012—£677.5 million, September 2012—£1,831.0 million, March 2013—£300.0 million, based on June 30, 2009 exchange rates.

        If we prepay any amounts due in 2010 and 2011 prior to their scheduled repayment, whether voluntarily or because the terms of our senior credit facility require us to make a prepayment, we will have to make simultaneous prepayments in respect of certain other tranches of the senior credit facility. For example, if we choose to prepay £100 million of the amounts due in 2010 we would be required to make a simultaneous prepayment of £295 million in respect of outstandings otherwise payable in 2012.

        Our 2008 Annual Report contains a more detailed description of the terms of our senior credit facility.

Senior Notes

        On June 3, 2009, Virgin Media Finance PLC, or Virgin Media Finance, issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016. The 2009 senior notes are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on February 15 and August 15 of each year. The 2009 senior notes mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media. On July 21, 2009, we issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009.

        On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on February 15 and August 15 of each year. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media.

        On April 13, 2004, Virgin Media Finance issued $425 million aggregate principal amount 8.75% senior notes due 2014, £375 million aggregate principal amount of 9.75% senior notes due 2014 and €225 million aggregate principal amount of 8.75% senior notes due 2014. The senior notes due 2014 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2016. Interest is payable on April 15 and October 15 of each year. The senior notes due 2014 mature on April 15, 2014 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain of the intermediate holding companies in the group.

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued $1.0 billion aggregate principal amount of 6.50% convertible senior notes due 2016. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of the senior notes. Interest is payable semi-annually on May 15 and November 15 of each year. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

        Our 2008 Annual Report contains a more detailed description of the terms of our convertible senior notes.

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

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Stable
Standard & Poor's	B+	Stable
Fitch	BB-	Stable

Cash Dividends

        During the year ended December 31, 2008 and the six months ended June 30, 2009, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Six months ended June 30, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0

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

Off-Balance Sheet Arrangements

        As of June 30, 2009 and 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of June 30, 2009, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£5,898.7	£2.6	£1,305.6	£3,018.5	£1,572.0
Capital Lease Obligations	250.3	47.6	96.5	24.1	82.1
Operating Lease Obligations	322.4	54.5	93.4	69.2	105.3
Purchase Obligations	572.0	304.7	147.0	43.0	77.3
Interest Obligations	1,828.1	390.6	722.2	435.6	279.7

Total	£8,871.5	£800.0	£2,364.7	£3,590.4	£2,116.4

Early Termination Charges		£26.8	£12.5	£2.6	£—

        On June 3, 2009, we issued senior notes and used the net proceeds to make repayments on our senior credit facility as discussed under Liquidity and Capital Resources and Long Term Debt above. Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

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

        Also, substantially all of our revenues and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of June 30, 2009, £1,810.3 million, or 30.7% of our indebtedness, was denominated in U.S. dollars and £688.5 million, or 11.7%, of our indebtedness was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 6 to Virgin Media's consolidated financial statements.

        The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of June 30, 2009 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
								Fair Value June 30, 2009
	2009	2010	2011	2012	2013	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$2,725.0	$2,725.0	$2,536.0
Variable rate	—	—	—	$479.7		—	$479.7	$417.3
Average interest rate				LIBOR plus 2.0-3.5%		8.206%
Average forward exchange rate				0.62		61.5
Euros
Fixed rate	—	—	—	—	—	€405.0	€405.0	€388.4
Variable rate	—	—	—	€410.8		—	€410.8	€357.4
Average interest rate				LIBOR plus 2.0-3.5%		9.083%
Average forward exchange rate				0.88		0.89
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£360.0
Variable Rate	—	£98.9	£288.4	£2,169.0	£300.0	—	£2,856.3	£2,501.0
Average interest rate	—	LIBOR plus 1.25-3.125%	LIBOR plus 1.25-3.125%	LIBOR plus 2.125-3.625%	LIBOR plus 2.750%	9.750%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	—	$425.0	$479.7	—	$1,300.0	$2,204.7	£29.5
Average forward exchange rate			0.68	0.54		0.59
Average sterling interest rate paid			9.53%	US LIBOR plus 2.13%		9.28%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000	$1,000	£29.4
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	—	€225.0	€410.8	—	€180.0	€815.8	£44.5
Average contract exchange rate			0.92	0.69		0.88
Average sterling interest rate paid			8.9%	EURIBOR plus 2.16%		10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount		£3,000.0	£200.0	£1,300.0	£300.0	—	£4,800.0	£(2.7)
Average sterling interest rate paid		2.18%	2.57%	3.07%	3.28%
Sterling interest rate received		LIBOR	LIBOR	LIBOR	LIBOR

ITEM 4.   CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in various disputes and litigation arising in the ordinary course of our business. While we do not believe any of these litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors disclosed in our 2008 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
March 1–31, 2009(2)	76,911	$4.78	—	$—

Total	76,911		—	—

(1)
Our net issuance policy permits the net issuance of restricted stock to, and the net issuance exercise of our stock options by, a director or employee in specified circumstances. In a net issuance transaction, we withhold sufficient shares to satisfy the withholding taxes triggered upon the vesting of restricted stock or to satisfy the payment of the exercise price for options. This type of transaction is treated for accounting purposes effectively as the purchase of stock by the Company and an immediate cancellation of treasury stock.

(2)
Includes 17,084 shares of Virgin Media Inc. issued in connection with the vesting of restricted stock held in escrow and 59,827 shares of Virgin Media Inc. issued in connection with the vesting of restricted stock awarded under the 2006-2008 Virgin Media Inc Long-Term Incentive Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on June 10, 2009. The following actions by stockholders were taken at the meeting:

Election of Directors

        The following nominees were elected as directors, each to hold office for a period of three years, by the votes set forth below:

Nominee	For	Withheld
Neil A. Berkett	259,257,219	946,281
Steven J. Simmons	259,164,393	1,039,107
George R. Zoffinger	257,550,697	2,652,803

        The following directors had terms continuing after the annual meeting of stockholders: Charles L. Allen, Jeffrey D. Benjamin, James A. Chiddix, Andrew J. Cole, William R. Huff, Gordon D. McCallum, James F. Mooney and John N. Rigsby.

Appointment of Ernst & Young LLP

        The appointment of Ernst & Young LLP as our independent public registered accounting firm for the fiscal year ending December 31, 2009 was ratified by the votes set forth below:

For	260,179,220
Against	23,291
Abstained	989

Approval of Additional Shares under the Sharesave Plan

        The issuance of an additional 7.0 million shares of common stock of Virgin Media Inc. under the Virgin Media Sharesave Plan was approved by the votes set forth below:

For	258,587,209
Against	1,602,753
Abstained	13,540

        The terms of the Virgin Media Sharesave Plan was previously approved by our stockholders on May 16, 2007.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit No.
3.1	Second restated certificate of incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
10.2	Indenture, dated as of June 3, 2009, among Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 3, 2009).
10.3	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).
10.4	Form of Non-qualified Stock Option Notice (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).
10.5	Form of Incentive Stock Option Notice (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).
10.6	Second Amended and Restated Employment Agreement, dated as of July 3, 2009, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.7	Service Agreement, dated as of July 3, 2009, between Virgin Media Limited and Neil Berkett (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.8	Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.9	Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and Neil Berkett (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.10*	Amendment Agreement dated July 28, 2009, relating to the Employment Agreement dated as of August 4, 2008, between Virgin Media Inc. and Bryan Hall.
10.11*	Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron.
10.12*	Amendment Agreement dated July 31, 2009, relating to the Employment Agreement dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer.
10.13*	Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Robert Gale.
10.14*	Form of Amended Non-Qualified Stock Option Notice relating to Virgin Media 2009-2011 Long-term Incentive Plan.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.

Exhibit No.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: August 7, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: August 7, 2009	By:	/s/ ROBERT GALE Robert Gale Principal Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: August 7, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: August 7, 2009	By:	/s/ ROBERT GALE Robert Gale Principal Financial Officer