Form 10-Q
period 2009-09-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2009-10-29
CIK 1270400, 1322791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        As of October 28, 2009, there were 329,163,235 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 1,280,000 unvested shares of restricted stock held in escrow.

        The Additional Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

INDEX

        In this quarterly report on Form 10-Q, unless we have indicated otherwise, or the context otherwise requires, references to "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, and its subsidiaries, and Virgin Mobile Holdings (UK) Limited, or Virgin Mobile, and its subsidiaries).

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy," and similar expressions identify these forward- looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

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

        These and other factors are discussed in more detail herein under "Risk Factors" and in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2009, and revised by the current report on Form 8-K as filed with the SEC on May 27, 2009, which we collectively refer to as the 2008 Annual Report. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited

        This quarterly report on Form 10-Q (excepting separate financial statements responsive to Part I, Item 1) covers both Virgin Media and VMIH, a company incorporated in England and Wales with its registered office at 160 Great Portland Street, London W1W 5QA, United Kingdom, which is a wholly owned subsidiary of Virgin Media Finance PLC and a wholly owned indirect subsidiary of Virgin Media Inc. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% sterling senior notes due 2014, 8.75% euro senior notes due 2014, 8.75% U.S.

dollar senior notes due 2014, 9.125% U.S. dollar senior notes due 2016, 9.50% U.S. dollar senior notes due 2016 and 9.50% euro senior notes due 2016. VMIH's guarantee of those notes is not deemed to be unconditional.

        VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility.

Note Concerning the 2008 Annual Report

        On May 27, 2009, Virgin Media Inc. and VMIH filed a current report on Form 8-K with the SEC revising the historical financial and other information included in its annual report on Form 10-K for the year ended December 31, 2008 to: (i) reclassify its sit-up reporting unit as assets and liabilities held for sale and discontinued operations, (ii) report segment results based on a new operating segment structure and (iii) reflect the retroactive application of new accounting guidance issued by the Financial Accounting Standards Board, or FASB, at Accounting Standards Codification, or ASC, 470-20, or ASC 470-20, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£351.6	£181.6
Restricted cash	6.0	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £13.0 (2009) and £16.5 (2008)	417.5	454.3
Inventory	97.5	81.1
Derivative financial instruments	0.3	168.4
Prepaid expenses and other current assets	115.8	107.8
Current assets held for sale	—	56.2

Total current assets	988.7	1,055.5
Fixed assets, net	5,098.8	5,342.1
Goodwill and other indefinite-lived assets	2,082.3	2,082.3
Intangible assets, net	327.2	510.3
Equity investments	355.3	353.5
Derivative financial instruments	266.7	435.7
Other assets, net of accumulated amortization of £120.4 (2009) and £79.1 (2008)	152.1	153.9

Total assets	£9,271.1	£9,933.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£307.2	£370.5
Accrued expenses and other current liabilities	424.7	449.9
Derivative financial instruments	29.6	84.4
VAT and employee taxes payable	63.7	63.5
Restructuring liabilities	62.6	71.0
Interest payable	155.7	131.6
Deferred revenue	290.7	268.0
Current portion of long term debt	42.2	40.5
Current liabilities held for sale	—	36.2

Total current liabilities	1,376.4	1,515.6
Long term debt, net of current portion	5,929.8	6,129.6
Derivative financial instruments	69.0	42.6
Deferred revenue and other long term liabilities	152.2	150.1
Deferred income taxes	82.8	79.2

Total liabilities	7,610.2	7,917.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2009 and 2008) shares; issued 330.4 (2009) and 329.0 (2008) and outstanding 329.1 (2009) and 328.1 (2008) shares	1.8	1.8
Additional paid-in capital	4,474.0	4,461.3
Accumulated other comprehensive income	98.7	178.2
Accumulated deficit	(2,913.6)	(2,625.1)

Total shareholders' equity	1,660.9	2,016.2

Total liabilities and shareholders' equity	£9,271.1	£9,933.3

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Revenue	£953.4	£940.9	£2,824.9	£2,828.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	403.8	398.5	1,222.1	1,215.5
Selling, general and administrative expenses	201.2	216.1	608.3	628.7
Restructuring and other charges	1.6	—	30.6	2.9
Depreciation	235.6	213.7	702.2	674.2
Amortization	61.0	63.3	183.3	221.7
Goodwill impairment	—	(4.0)	—	362.2

	903.2	887.6	2,746.5	3,105.2

Operating income (loss)	50.2	53.3	78.4	(276.9)
Other income (expense)
Interest income and other, net	1.3	7.8	6.6	20.9
Interest expense	(119.9)	(124.6)	(331.2)	(371.3)
Share of income from equity investments	5.1	2.1	7.2	11.1
Foreign currency (losses) gains	(45.8)	(104.7)	116.8	(129.7)
Loss on extinguishment of debt	(9.4)	—	(16.7)	(5.6)
Gains (losses) on derivative instruments	43.6	48.0	(104.1)	79.1

Loss from continuing operations before income taxes	(74.9)	(118.1)	(243.0)	(672.4)
Income tax benefit	14.8	—	2.4	7.9

Loss from continuing operations	(60.1)	(118.1)	(240.6)	(664.5)

Discontinued operations
Loss from discontinued operations, net of tax	—	(4.6)	(22.8)	(11.5)

Net loss	£(60.1)	£(122.7)	£(263.4)	£(676.0)

Basic and diluted loss from continuing operations per share	£(0.18)	£(0.36)	£(0.73)	£(2.03)

Basic and diluted loss from discontinued operations per share	£—	£(0.01)	£(0.07)	£(0.03)

Basic and diluted net loss per share	£(0.18)	£(0.37)	£(0.80)	£(2.06)

Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.12	$0.12

Average number of shares outstanding	329.0	328.1	328.6	328.1

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2009	2008
		(Adjusted)
Operating activities
Net loss	£(263.4)	£(676.0)
Loss from discontinued operations	22.8	11.5

Loss from continuing operations	(240.6)	(664.5)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	885.5	895.9
Goodwill impairment	—	362.2
Non-cash interest	43.3	2.0
Non-cash compensation	12.0	12.5
Income from equity accounted investments, net of dividends received	(5.5)	(3.7)
Income taxes	0.4	(4.3)
Amortization of original issue discount and deferred finance costs	25.8	16.3
Unrealized foreign currency (gains) losses	(130.7)	117.7
Unrealized losses (gains) on derivative instruments	113.9	(76.9)
Loss on extinguishment of debt	15.8	5.6
Other	(1.0)	(0.1)
Changes in operating assets and liabilities	(75.8)	(65.2)

Net cash provided by operating activities	643.1	597.5

Investing activities
Purchase of fixed and intangible assets	(413.2)	(338.7)
Principal repayments on loans to equity investments	8.9	10.7
Disposal of sit-up, net	(17.5)	—
Other	0.4	1.0

Net cash used in investing activities	(421.4)	(327.0)

Financing activities
New borrowings, net of financing fees	928.8	493.4
Proceeds from employee stock option exercises	1.0	0.6
Principal payments on long term debt and capital leases	(1,035.1)	(533.2)
Dividends paid	(25.1)	(20.4)
Realized gain on derivatives	88.3	—
Other	(0.3)	—

Net cash used in financing activities	(42.4)	(59.6)

Cash flow from discontinued operations
Net cash used in operating activities	(7.9)	(9.2)
Net cash used in investing activities	—	(1.8)

Net cash used in discontinued operations	(7.9)	(11.0)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.1
Increase in cash and cash equivalents	170.0	200.0
Cash and cash equivalents, beginning of period	181.6	321.4

Cash and cash equivalents, end of period	£351.6	£521.4

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£253.2	£349.7

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, and revised by the current report on Form 8-K, as filed with the SEC on May 27, 2009, which we collectively refer to as the 2008 Annual Report.

        The 2008 financial information has been adjusted so the basis of presentation is consistent with that of the 2009 financial information. The adjustments reflect (i) the financial condition and results of operations of our sit-up reporting unit as assets and liabilities held for sale and discontinued operations, respectively, in the periods presented, and (ii) the application of new guidance issued by the Financial Accounting Standards Board, or FASB, at Accounting Standards Codification, or ASC, 470-20, or ASC 470-20.

Note 2—Accounting Changes

        In May 2008, the FASB issued new guidance which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations.

        We adopted the guidance on January 1, 2009 as our convertible senior notes are within its scope. We have applied the guidance on a retrospective basis, whereby our prior period results have been adjusted. As the convertible notes were issued on April 16, 2008, this guidance impacted our previously reported statement of operations for the three and nine months ended September 30, 2008.

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

        The additional interest expense and related tax impact that the application of this standard had on our consolidated statement of operations and consolidated statement of cash flows for the nine months ended September 30, 2008 are as follows (in millions, except per share data):

	Nine months ended September 30, 2008
	As Reported	Adjustments	As Adjusted
Consolidated statement of operations:
Interest expense	£(367.7)	£(3.6)	£(371.3)
Income tax benefit	7.9	—	7.9
Net loss	(672.4)	(3.6)	(676.0)
Net loss per share
Basic and diluted	(2.05)	(0.01)	(2.06)
Consolidated statement of cashflows:
Operating activities:
Net loss	£(672.4)	£(3.6)	£(676.0)
Non-cash interest	(1.7)	3.6	1.9

        The amount of interest cost recognized for the contractual interest coupon during the nine months ended September 30, 2008 was £15.3 million. The amount of interest cost recognized for the amortization of the discount on the liability component of the senior convertible notes for the nine months ended September 30, 2008 was £3.6 million.

Note 3—Discontinued Operations

        On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        We determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and we adjusted the balance sheet as of December 31, 2008 and statement of operations for the three and nine months ended September 30, 2008 accordingly. Revenue of the sit-up business, reported in discontinued operations, for the three and nine months ended September 30, 2009

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Discontinued Operations (Continued)

was nil and £38.9 million, respectively and for the three and nine months ended September 30, 2008 was £51.0 million and £157.2 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the three and nine months ended September 30, 2009 was £nil and £22.8 million, respectively and for the three and nine months ended September 30, 2008 was £4.6 million and £11.5 million, respectively. We wrote down the assets held for sale to fair value at March 31, 2009, resulting in a £19.0 million impairment charge, which is included in the loss from discontinued operations for the nine months ended September 30, 2009.

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

Note 4—Long Term Debt

        Long term debt consisted of (in millions):

	September 30, 2009	December 31, 2008
U.S. Dollar
8.75% U.S. dollar senior notes due 2014	£265.6	£290.7
9.125% U.S. dollar senior notes due 2016	343.7	376.2
6.50% U.S. dollar convertible senior notes due 2016	506.8	545.9
9.50% U.S. dollar senior notes due 2016	818.5	—
Senior credit facility	278.1	363.8
Euro
8.75% euro senior notes due 2014	205.7	214.2
9.50% euro senior notes due 2016	157.5	—
Senior credit facility	367.6	403.7
Sterling
9.75% sterling senior notes due 2014	375.0	375.0
Senior credit facility	2,481.1	3,421.9
Capital leases	169.2	174.6
Other	3.2	4.1

	5,972.0	6,170.1
Less: current portion	(42.2)	(40.5)

	£5,929.8	£6,129.6

        The effective interest rate on the senior credit facility was 5.3% and 7.3% as at September 30, 2009 and December 31, 2008, respectively.

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

Note 5—Fair Value Measurements

        U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

        Long term debt:    In the following table the fair value of our senior credit facility is based upon quoted trading prices in inactive markets for this debt, which incorporates non-performance risk, and is classified within level 2 of the fair value hierarchy. The fair values of our other debt in the following table are based on the quoted market prices in active markets and incorporate non-performance risk. Accordingly, the inputs used to value these debt instruments are classified within level 1 of the fair value hierarchy.

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£3,126.8	£2,989.3	£4,189.4	£3,048.0
8.75% U.S. dollar senior notes due 2014	265.6	278.4	290.7	246.7
9.75% sterling senior notes due 2014	375.0	390.0	375.0	292.5
8.75% euro senior notes due 2014	205.7	219.6	214.2	158.8
9.125% U.S. dollar senior notes due 2016	343.7	359.7	376.2	313.1
6.50% U.S. dollar convertible senior notes due 2016	506.8	664.4	545.9	305.1
9.50% U.S. dollar senior notes due 2016	818.5	908.6	—	—
9.50% euro senior notes due 2016	157.5	182.7	—	—

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At September 30, 2009 and December 31, 2008, we had £351.6 million and £181.6 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at September 30, 2009. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At September 30, 2009, based on market values, we had 62.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2008, based on market values, we had 54.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments

Strategies and Objectives for Holding Derivative Instruments

        Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross- currency interest rate swaps and foreign exchange forward rate contracts. We are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

        We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar, euro and South African rand (ZAR) forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

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

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at September 30, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

        The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£37.6
Interest rate swaps	—	6.1
Cross-currency interest rate swaps	—	61.5
Economic Hedge
Foreign currency forward rate contracts	—	63.2

	£0.3	£168.4

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£—	£—
Cross-currency interest rate swaps	80.9	136.1
Economic Hedge
Cross-currency interest rate swaps	185.8	299.6

	£266.7	£435.7

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£0.4	£—
Interest rate swaps	21.7	2.2
Economic Hedge
Foreign currency forward rate contracts	3.3	79.6
Interest rate swaps	4.2	2.6

	£29.6	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£10.7	£11.5
Cross-currency interest rate swaps	33.8	—
Economic Hedge
Cross-currency interest rate swaps	24.5	31.1

	£69.0	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of September 30, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

        The terms of our outstanding cross-currency interest rate swaps at September 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$425m senior notes due 2014 October 2011	Accounting	$425.0	£291.0	8.75%	9.53%
$550m senior notes due 2016 August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,350m senior notes due 2016 August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m convertible senior notes due 2016 November 2016	Economic	1,000.0	505.6	6.50%	6.95%
Senior credit facility September 2012	Economic	445.1	241.5	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.13%

		$3,770.1	£2,174.8

€225m senior notes due 2014 October 2011	Accounting	€225.0	£207.4	8.75%	8.90%
€180m senior notes due 2016 August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility September 2012	Economic	402.2	278.9	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€807.2	£644.9

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.7	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.0

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of September 30, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at September 30, 2009 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of September 30, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars, euros and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
October 2009 to June 2010	Economic	$66.9	£45.2	1.4811
December 2009 to June 2010	Accounting	$8.5	£5.7	1.4810
October 2009 to January 2010	Accounting	€1.0	£0.9	1.1250
October 2009 to January 2010	Accounting	ZAR 16.4	£1.1	15.3587

Cash Flow Hedges

        For derivative instruments that are designated and qualify as cash flow accounting hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments (Continued)

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. We reclassified into earnings losses totaling £nil and £1.9 million as a result of the discontinuance of cash flow hedges during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, we recognized losses totaling £0.8 million and £0.9 million, respectively, relating to ineffectiveness. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three and nine months ended September 30, 2009 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
			(in millions)
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£—	£(16.0)
Amounts recognized in other comprehensive income	(30.6)	(14.1)	(16.9)	0.4	—
Amounts reclassified to earnings impacting:
Foreign exchange gain	(2.8)	—	(2.8)	—	—
Interest expense	(2.1)	2.0	(4.1)	—	—
Tax effect recognized	9.9	—	—	—	9.9

Balance at March 31, 2009	£14.5	£(20.0)	£40.2	£0.4	£(6.1)

Amounts recognized in other comprehensive income	(167.6)	14.6	(181.3)	(0.9)	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	152.3	—	152.3	—	—
Interest expense	5.0	4.6	0.4	—	—
Operating costs	0.1	—	—	0.1	—
Tax effect recognized	2.9	—	—	—	2.9

Balance at June 30, 2009	£7.2	£(0.8)	£11.6	£(0.4)	£(3.2)

Amounts recognized in other comprehensive income	26.9	(38.4)	65.1	0.2	—
Amounts reclassified to earnings impacting:
Foreign exchange gain	(60.0)	—	(60.0)	—	—
Interest expense	10.0	7.6	2.4	—	—
Operating costs	0.2	—	—	0.2	—
Tax effect recognized	(12.8)	—	—	—	(12.8)

Balance at September 30, 2009	£(28.5)	£(31.6)	£19.1	£—	£(16.0)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be £18.8 million, £1.2 million and £nil relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges

        Restructuring and other charges of £1.6 million for the three months ended September 30, 2009 related primarily to lease exit costs in relation to our historic restructuring activities. Restructuring and other charges of £30.6 million for the nine months ended September 30, 2009 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges of £nil and £2.9 million for the three and nine months ended September 30, 2008, respectively, related mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs net of revisions to previously accrued amounts.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. In total, we expect to incur operating expenditures of between £120 million to £140 million and capital expenditures of between £50 million to £60 million in connection with this plan over a three-year period.

        The following tables summarize our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended September 30, 2009	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, June 30, 2009	£14.9	£31.3	£13.1	£13.0	£72.3
Charged to expense	0.6	0.6	3.6	2.0	6.8
Revisions	0.5	(0.7)	(4.3)	(0.7)	(5.2)
Utilized	(0.8)	(1.6)	(7.5)	(1.4)	(11.3)

Balance, September 30, 2009	£15.2	£29.6	£4.9	£12.9	£62.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges (Continued)

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Nine months ended September 30, 2009	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2008	£16.5	£38.5	£2.0	£14.0	£71.0
Charged to expense	2.3	3.2	21.6	16.1	43.2
Revisions	(0.7)	(6.9)	(4.3)	(0.7)	(12.6)
Utilized	(2.9)	(5.2)	(14.4)	(16.5)	(39.0)

Balance, September 30, 2009	£15.2	£29.6	£4.9	£12.9	£62.6

Note 8—Stockholders' Equity and Share Based Compensation

        During the year ended December 31, 2008 and the nine months ended September 30, 2009, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Nine months ended September 30, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Stockholders' Equity and Share Based Compensation (Continued)

        The average number of shares outstanding for the three and nine months ended September 30, 2009 and 2008 is computed as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Number of shares outstanding at start of period	328.9	328.1	328.1	327.5
Issues of common stock (average number outstanding during the period)	0.1	—	0.5	0.6

Average number of shares outstanding	329.0	328.1	328.6	328.1

        Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £6.1 million and £5.3 million for the three months ended September 30, 2009 and 2008, respectively, and £12.0 million and £12.5 million for the nine months ended September 30, 2009 and 2008, respectively.

        Basic and diluted net loss per share is computed by dividing the net loss for the three and nine months ended September 30, 2009 and 2008 by the weighted average number of shares outstanding during the respective periods. Options, warrants, shares issuable under our convertible senior notes and shares of restricted stock held in escrow at September 30, 2009 and 2008 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

        The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible senior notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Stockholders' Equity and Share Based Compensation (Continued)

dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values.

Stock Option Grants

        Under the Virgin Media Inc. Stock Incentive Plan, options to purchase up to 29.0 million shares of our common stock may be granted from time to time to certain of our employees and our subsidiaries. Accordingly, we have reserved 29.0 million shares of common stock for issuance under the Virgin Media Inc. Stock Incentive Plan. All options have a 10 year term and vest and become fully exercisable within five years of continued employment.

Non Vested Shares of Restricted Stock

        Non vested shares of restricted stock vest after a period of between one and three years based on service or performance criteria and continued employment.

Restricted Stock Units

        Restricted stock units vest after a three year period dependent on the achievement of certain long term performance targets and continued employment. The final number of restricted stock units vesting will be settled, at our discretion, in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

Series A Warrants

        Warrants are exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share. The Series A warrants expire on January 10, 2011.

Note 9—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Net loss for period	£(60.1)	£(122.7)	£(263.4)	£(676.0)
Currency translation adjustment	4.0	11.8	(10.9)	10.9
Net unrealized gains (losses) on derivatives, net of tax	41.8	18.5	(100.8)	46.1
Reclassification of derivative (losses) gains to net income, net of tax	(77.5)	(24.1)	32.2	(35.7)

Comprehensive loss	£(91.8)	£(116.5)	£(342.9)	£(654.7)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Comprehensive Loss (Continued)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2009	December 31, 2008
Foreign currency translation	£158.7	£169.6
Pension liability adjustments	(31.5)	(31.5)
Net unrealized gains on derivatives	(28.5)	40.1

	£98.7	£178.2

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

        Our income tax benefit for the three and nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income tax (expense) benefit:
Current federal taxes	£2.1	£0.2	£1.9	£(0.2)
U.S. state and local tax	(0.1)	(0.1)	(0.1)	(0.1)
Deferred federal taxes	(1.5)	1.0	(3.6)	(6.5)
U.K. current tax	1.5	1.1	4.2	3.6
U.K. deferred tax	12.8	(2.2)	—	11.1

Total tax	£14.8	£—	£2.4	£7.9

        The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the period.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance relating to the FASB Accounting Standards Codification at ASC 105. Effective for interim or annual financial periods ending after September 15, 2009, the ASC will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance for business combinations at ASC 805. This guidance requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance for noncontrolling interests in subsidiaries at ASC 810. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements have not been applied as permitted by the provisions of the guidance.

        In April 2009, the FASB issued new accounting guidance for disclosures about the fair value of financial instruments in interim reporting periods at ASC 825. Such disclosures were previously required only in annual financial statements. This guidance is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of this guidance.

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events at ASC 855, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. In accordance with this guidance, we have

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Recent Accounting Pronouncements (Continued)

evaluated subsequent events through the date and time the financial statements were issued on October 29, 2009.

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements at ASC 605.25. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

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

        The 2008 fiscal year amounts have been adjusted to conform to the current period presentation. Subsequent to the year end, management performed an exercise to reallocate goodwill and other indefinite-lived intangible assets that had been previously recognized in the former Cable and Mobile reporting units to our Consumer and Business reporting units. As a result of this review, goodwill and indefinite-lived intangible assets totaling £1,817.1 million and £206.4 million were allocated to the Consumer and Business reporting units, respectively. We also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. Goodwill and indefinite-lived assets recognized in our Consumer and Business reporting units will be tested for impairment on an annual basis on October 1 of each year. As at June 30, 2009, we performed our annual impairment review of goodwill recognized in the Content segment and concluded that the fair value of the reporting unit exceeded its carrying value.

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

        Segment information for the three and nine month periods ended September 30, 2009 and 2008 was as follows (in millions):

	Three months ended September 30, 2009
	Consumer	Business	Content	Total
Revenue	£776.1	£143.3	£34.0	£953.4
Inter segment revenue	—	—	7.0	7.0
Segment contribution	£466.4	£86.3	£(0.4)	£552.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Industry Segments (Continued)

	Three months ended September 30, 2008
	Consumer	Business	Content	Total
Revenue	£756.6	£153.4	£30.9	£940.9
Inter segment revenue	—	0.1	6.4	6.5
Segment contribution	£450.5	£83.3	£(3.6)	£530.2

	Nine months ended September 30, 2009
	Consumer	Business	Content	Total
Revenue	£2,287.0	£435.6	£102.3	£2,824.9
Inter segment revenue	—	—	20.2	20.2
Segment contribution	£1,358.6	£252.6	£12.9	£1,624.1

	Nine months ended September 30, 2008
	Consumer	Business	Content	Total
Revenue	£2,269.8	£470.9	£87.6	£2,828.3
Inter segment revenue	—	0.3	19.2	19.5
Segment contribution	£1,357.3	£248.8	£0.3	£1,606.4

        The reconciliation of total segment contribution to our consolidated operating income (loss) is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total segment contribution	£552.3	£530.2	£1,624.1	£1,606.4
Other operating and corporate costs	203.9	203.9	629.6	622.3
Depreciation	235.6	213.7	702.2	674.2
Amortization	61.0	63.3	183.3	221.7
Restructuring and other charges	1.6	—	30.6	2.9
Goodwill impairment	—	(4.0)	—	362.2

Consolidated operating income (loss)	£50.2	£53.3	£78.4	£(276.9)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information

        On April 13, 2004, Virgin Media Finance issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, and €225 million aggregate principal amount of 8.75% senior notes due 2014. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016. On June 3, 2009, Virgin Media Finance issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016 and on July 21, 2009 Virgin Media Finance issued a further $600 million aggregate principle amounts of 9.50% senior notes due 2016. Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the senior notes on a senior basis. VMIH has guaranteed the senior notes on a senior subordinated basis.

        We present the following condensed consolidated financial information as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 as required by Rule 3-10(d) of Regulation S-X.

	September 30, 2009
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£12.4	£—	£0.8	£288.3	£50.1	£—	£351.6
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	4.8	—	0.2	10.2	615.9	—	631.1

Total current assets	17.2	—	1.0	298.5	672.0	—	988.7
Fixed assets, net	—	—	—	—	5,098.8	—	5,098.8
Goodwill and intangible assets, net	—	—	(15.0)	—	2,424.5	—	2,409.5
Investments in, and loans to, parent and subsidiary companies	2,159.3	906.0	(784.0)	3,001.5	(6,340.8)	1,413.3	355.3
Other assets, net	10.9	—	—	322.8	85.1	—	418.8

Total assets	£2,187.4	£906.0	£(798.0)	£3,622.8	£1,939.6	£1,413.3	£9,271.1

Other current liabilities	£19.7	£79.5	£39.0	£163.3	£1,925.5	£(850.6)	£1,376.4
Long term debt, net of current portion	506.8	2,165.9	—	1,810.0	1,447.1	—	5,929.8
Other long term liabilities	—	—	0.7	43.8	259.5	—	304.0
Shareholders' equity (deficit)	1,660.9	(1,339.4)	(837.7)	1,605.7	(1,692.5)	2,263.9	1,660.9

Total liabilities and shareholders' equity	£2,187.4	£906.0	£(798.0)	£3,622.8	£1,939.6	£1,413.3	£9,271.1

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	December 31, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	3.5	—	0.3	187.7	620.1	—	811.6
Current assets held for sale	—	—	—	—	56.2	—	56.2

Total current assets	13.4	—	1.5	188.1	852.5	—	1,055.5
Fixed assets, net	—	—	—	—	5,342.1	—	5,342.1
Goodwill and intangible assets, net	—	—	(15.0)	—	2,607.6	—	2,592.6
Investments in, and loans to, parent and subsidiary companies	2,544.9	287.9	(487.7)	3,519.4	(6,591.5)	1,080.5	353.5
Other assets, net	13.2	—	—	506.5	69.9	—	589.6

Total assets	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,280.6	£1,080.5	£9,933.3

Other current liabilities	£9.4	£37.1	£26.1	£197.1	£1,381.3	£(171.6)	£1,479.4
Current liabilities held for sale	—	—	—	—	36.2	—	36.2

Total current liabilities	9.4	37.1	26.1	197.1	1,417.5	(171.6)	1,515.6
Long term debt, net of current portion	545.9	1,256.2	—	2,064.6	2,262.9	—	6,129.6
Other long term liabilities	—	—	0.7	11.5	259.7	—	271.9
Shareholders' equity (deficit)	2,016.2	(1,005.4)	(528.0)	1,940.8	(1,659.5)	1,252.1	2,016.2

Total liabilities and shareholders' equity	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,280.6	£1,080.5	£9,933.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Three months ended September 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£953.4	£—	£953.4
Operating costs	—	—	—	—	(403.8)	—	(403.8)
Selling, general and administrative expenses	(7.3)	—	(0.6)	—	(193.3)	—	(201.2)
Restructuring and other charges	—	—	—	—	(1.6)	—	(1.6)
Depreciation and amortization	—	—	—	—	(296.6)	—	(296.6)

Operating income (loss)	(7.3)	—	(0.6)	—	58.1	—	50.2
Interest and other income, net	9.8	53.5	33.1	16.6	119.4	(231.1)	1.3
Interest expense	(13.5)	(52.9)	(26.9)	(96.6)	(161.1)	231.1	(119.9)
Share of income from equity investments	—	—	—	—	5.1	—	5.1
Foreign currency (losses) gains	(0.3)	(1.6)	—	(45.2)	1.3	—	(45.8)
Loss on extinguishment of debt	—	—	—	(4.0)	(5.4)	—	(9.4)
Gains on derivative instruments	—	—	—	43.6	—	—	43.6
Income tax benefit (expense)	1.5	—	0.6	14.2	(1.5)	—	14.8

(Loss) income from continuing operations	(9.8)	(1.0)	6.2	(71.4)	15.9	—	(60.1)
Equity in net income (loss) of subsidiaries	(50.3)	(59.5)	(56.4)	11.7	—	154.5	—

Net (loss) income	£(60.1)	£(60.5)	£(50.2)	£(59.7)	£15.9	£154.5	£(60.1)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,824.9	£—	£2,824.9
Operating costs	—	—	—	—	(1,222.1)	—	(1,222.1)
Selling, general and administrative expenses	(13.9)	—	(1.9)	(0.1)	(592.4)	—	(608.3)
Restructuring and other charges	—	—	—	—	(30.6)	—	(30.6)
Depreciation and amortization	—	—	—	—	(885.5)	—	(885.5)

Operating income (loss)	(13.9)	—	(1.9)	(0.1)	94.3	—	78.4
Interest income and other, net	31.6	132.8	103.1	53.8	367.7	(682.4)	6.6
Interest expense	(43.2)	(131.1)	(84.7)	(259.3)	(495.3)	682.4	(331.2)
Share of income from equity investments	—	—	—	—	7.2	—	7.2
Foreign currency gains (losses)	0.6	(0.5)	(0.5)	89.5	27.7	—	116.8
Loss on extinguishment of debt	—	—	—	(8.2)	(8.5)	—	(16.7)
(Losses) gains on derivative instruments	—	—	—	(104.3)	0.2	—	(104.1)
Income tax benefit (expense)	1.4	—	0.5	4.1	(3.6)	—	2.4

(Loss) income from continuing operations	(23.5)	1.2	16.5	(224.5)	(10.3)	—	(240.6)
Loss from discontinued operations, net of tax	—	—	—	—	(22.8)	—	(22.8)
Equity in net loss of subsidiaries	(239.9)	(265.9)	(256.9)	(41.4)	—	804.1	—

Net loss	£(263.4)	£(264.7)	£(240.4)	£(265.9)	£(33.1)	£804.1	£(263.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Three months ended September 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£940.9	£—	£940.9
Operating costs	—	—	—	—	(398.5)	—	(398.5)
Selling, general and administrative expenses	(5.2)	—	—	—	(210.9)	—	(216.1)
Depreciation and amortization	—	—	—	—	(277.0)	—	(277.0)
Goodwill impairment	—	—	—	—	4.0	—	4.0

Operating income (loss)	(5.2)	—	—	—	58.5	—	53.3
Interest income and other, net	8.5	32.4	30.2	17.5	(5.9)	(74.9)	7.8
Interest expense	(11.2)	(33.2)	(23.8)	(83.5)	(47.8)	74.9	(124.6)
Share of income from equity investments	—	—	—	—	2.1	—	2.1
Foreign currency losses	(0.2)	(0.9)	(0.6)	(80.2)	(22.8)	—	(104.7)
Gains (losses) on derivative instruments	—	—	—	55.1	(7.1)	—	48.0
Income tax benefit (expense)	—	—	1.6	(2.2)	0.6	—	—

(Loss) income from continuing operations	(8.1)	(1.7)	7.4	(93.3)	(22.4)	—	(118.1)
Loss from discontinued operations, net of tax	—	—	—	—	(4.6)	—	(4.6)
Equity in net loss of subsidiaries	(114.6)	(122.1)	(122.1)	(28.8)	—	387.6	—

Net loss	£(122.7)	£(123.8)	£(114.7)	£(122.1)	£(27.0)	£387.6	£(122.7)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£2,828.3	£—	£2,828.3
Operating costs	—	—	—	—	(1,215.5)	—	(1,215.5)
Selling, general and administrative expenses	(17.4)	—	—	—	(611.3)	—	(628.7)
Restructuring and other charges	—	—	—	—	(2.9)	—	(2.9)
Depreciation and amortization	—	—	—	—	(895.9)	—	(895.9)
Goodwill impairment	—	—	—	—	(362.2)	—	(362.2)

Operating loss	(17.4)	—	—	—	(259.5)	—	(276.9)
Interest income and other, net	15.4	88.6	70.1	51.7	(22.7)	(182.2)	20.9
Interest expense	(20.8)	(89.7)	(50.8)	(250.2)	(142.0)	182.2	(371.3)
Share of income from equity investments	—	—	—	—	11.1	—	11.1
Foreign currency losses	(0.3)	(1.3)	(0.7)	(102.6)	(24.8)	—	(129.7)
Loss on extinguishment of debt	—	—	—	(4.4)	(1.2)	—	(5.6)
Gains (losses) on derivative instruments	—	—	—	83.2	(4.1)	—	79.1
Income tax benefit (expense)	(0.1)	—	(3.9)	11.1	0.8	—	7.9

(Loss) income from continuing operations	(23.2)	(2.4)	14.7	(211.2)	(442.4)	—	(664.5)
Loss from discontinued operations, net of tax	—	—	—	—	(11.5)	—	(11.5)
Equity in net loss of subsidiaries	(652.8)	(666.5)	(667.9)	(455.3)	—	2,442.5	—

Net loss	£(676.0)	£(668.9)	£(653.2)	£(666.5)	£(453.9)	£2,442.5	£(676.0)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2009
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in)
operating activities	£(6.7)	£—	£(1.6)	£(106.1)	£757.5	£—	£643.1
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(413.2)	—	(413.2)
Principal repayments on loans to equity investments	—	—	—	—	8.9	—	8.9
Principal drawdowns (repayments) on loans to group companies	—	(961.5)	1.2	591.9	368.4	—	—
Disposal of sit-up, net	—	—	—	—	(17.5)	—	(17.5)
Other	—	—	—	—	0.4	—	0.4

Net cash (used in) provided by investing activities	—	(961.5)	1.2	591.9	(53.0)	—	(421.4)

Financing activities:
New borrowings, net of financing activities	—	961.5	—	(22.8)	(9.9)	—	928.8
Proceeds from employee stock option exercises	1.0	—	—	—	—	—	1.0
Principal payments on long term debt and capital leases	—	—	—	(233.5)	(801.6)	—	(1,035.1)
Intercompany funding movements	35.0	—	—	(29.9)	(5.1)	—	—
Dividends paid	(25.1)	—	—	—	—	—	(25.1)
Realized gain on derivatives	—	—	—	88.3	—	—	88.3
Other	(0.3)	—	—	—	—	—	(0.3)

Net cash (used in) provided by financing activities	10.6	961.5	—	(197.9)	(816.6)	—	(42.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(7.9)	—	(7.9)

Net cash used in discontinued operations	—	—	—	—	(7.9)	—	(7.9)

Effect of exchange rates on cash and cash equivalents	(1.4)	—	—	—	—	—	(1.4)
Increase (decrease) in cash and cash equivalents	2.5	—	(0.4)	287.9	(120.0)	—	170.0
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£12.4	£—	£0.8	£288.3	£50.1	£—	£351.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidated Financial Information (Continued)

	Nine months ended September 30, 2008
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£2.6	£—	£(7.1)	£(35.1)	£637.1	£—	£597.5
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(338.7)	—	(338.7)
Principal repayments on loans to equity investments	—	—	—	—	10.7	—	10.7
Principal (repayments) drawdowns on loans to group companies	(481.9)	—	(2.6)	267.6	216.9	—	—
Other	—	—	—	—	1.0	—	1.0

Net cash (used in) provided by investing activities	(481.9)	—	(2.6)	267.6	(110.1)	—	(327.0)

Financing activities:
New borrowings, net of financing activities	493.4	—	—	—	—	—	493.4
Proceeds from employee stock option excercises	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	(217.1)	(316.1)	—	(533.2)
Intercompany funding movements	13.3	—	1.7	(15.0)	—	—	—
Dividends paid	(20.4)	—	—	—	—	—	(20.4)

Net cash (used in) provided by financing activities	486.9	—	1.7	(232.1)	(316.1)	—	(59.6)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(9.2)	—	(9.2)
Net cash used in investing activities	—	—	—	—	(1.8)	—	(1.8)

Net cash used in discontinued operations	—	—	—	—	(11.0)	—	(11.0)

Effect of exchange rates on cash and cash equivalents	0.1	—	—	—	—	—	0.1
Increase (decrease) in cash and cash equivalents	7.7	—	(8.0)	0.4	199.9	—	200.0
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£9.0	£—	£2.0	£1.1	£509.3	£—	£521.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£338.4	£170.7
Restricted cash	5.3	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £13.0 (2009)
and £16.5 (2008)	417.5	454.3
Inventory	97.5	81.1
Derivative financial instruments	0.3	168.4
Prepaid expenses and other current assets	110.8	104.0
Current assets held for sale	—	56.2

Total current assets	969.8	1,040.0
Fixed assets, net	4,974.0	5,209.3
Goodwill and other indefinite-lived assets	2,091.4	2,091.4
Intangible assets, net	327.2	510.3
Equity investments	355.3	353.5
Derivative financial instruments	266.7	435.7
Other assets, net of accumulated amortization of £118.3 (2009) and £78.0 (2008)	141.1	140.7
Due from group companies	801.1	795.0

Total assets	£9,926.6	£10,575.9

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£307.1	£370.0
Accrued expenses and other current liabilities	413.2	443.4
Derivative financial instruments	29.6	84.4
VAT and employee taxes payable	57.7	57.4
Restructuring liabilities	61.2	69.5
Interest payable	69.0	95.9
Interest payable to group companies	192.0	113.7
Deferred revenue	283.1	259.4
Current portion of long term debt	42.2	40.5
Current liabilities held for sale	—	36.2

Total current liabilities	1,455.1	1,570.4
Long term debt, net of current portion	3,257.0	4,327.6
Long term debt due to group companies	3,307.4	2,468.1
Derivative financial instruments	69.0	42.6
Deferred revenue and other long term liabilities	149.6	147.2
Deferred income taxes	82.8	79.2

Total liabilities	8,320.9	8,635.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares
(2009 and 2008); issued and outstanding 224,552 ordinary shares
(2009 and 2008)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive (loss) income	(60.2)	9.0
Accumulated deficit	(2,705.4)	(2,439.5)

Total shareholders' equity	1,605.7	1,940.8

Total liabilities and shareholders' equity	£9,926.6	£10,575.9

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Revenue	£926.7	£912.8	£2,743.0	£2,745.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	393.3	384.5	1,185.5	1,175.5
Selling, general and administrative expenses	186.8	203.5	572.9	590.9
Restructuring and other charges	1.6	0.1	29.5	2.9
Depreciation	230.4	209.3	686.6	659.1
Amortization	61.0	63.3	183.3	219.4
Goodwill impairment	—	(4.0)	—	362.2

	873.1	856.7	2,657.8	3,010.0

Operating income (loss)	53.6	56.1	85.2	(264.8)
Other income (expense)
Interest income and other, net	1.2	7.8	6.5	20.7
Interest income from group companies	2.0	2.1	6.0	5.8
Interest expense	(57.9)	(88.5)	(180.7)	(278.2)
Interest expense to group companies	(66.6)	(40.6)	(164.1)	(107.7)
Share of income from equity investments	5.1	2.1	7.2	11.1
Foreign currency (losses) gains	(44.0)	(103.0)	117.1	(127.4)
Loss on extinguishment of debt	(9.4)	—	(16.7)	(5.6)
Gains (losses) on derivative instruments	43.6	48.0	(104.1)	79.1

Loss from continuing operations before income taxes	(72.4)	(116.0)	(243.6)	(667.0)
Income tax benefit (expense)	12.7	(1.5)	0.5	12.0

Loss from continuing operations	(59.7)	(117.5)	(243.1)	(655.0)

Discontinued operations
Loss from discontinued operations, net of tax	—	(4.6)	(22.8)	(11.5)

Net loss	£(59.7)	£(122.1)	£(265.9)	£(666.5)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2009	2008
		(Adjusted)
Operating activities
Net loss	£(265.9)	£(666.5)
Income from discontinued operations	22.8	11.5

Loss from continuing operations	(243.1)	(655.0)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	869.9	878.5
Goodwill impairment	—	362.2
Non-cash interest	32.5	(31.5)
Non-cash compensation	9.4	10.0
Income from equity accounted investments, net of dividends received	(5.5)	(3.7)
Income taxes	2.2	(5.7)
Amortization of original issue discount and deferred finance costs	24.6	15.7
Unrealized foreign currency (gains) losses	(131.8)	36.6
Loss on extinguishment of debt	15.8	5.6
Unrealized losses (gains) on derivative instruments	113.9	(76.9)
Other	(1.0)	(0.3)
Changes in operating assets and liabilities	(79.3)	(60.6)

Net cash provided by operating activities	607.6	474.9

Investing activities
Purchase of fixed and intangible assets	(405.8)	(331.8)
Principal repayments on loans to equity investments	8.9	10.7
Disposal of sit-up, net	(17.5)	—
Investments in, and loans to, parent and subsidiary companies	961.5	589.8
Other	0.4	1.0

Net cash provided by investing activities	547.5	269.7

Financing activities
Principal payments on long term debt and capital leases	(1,035.1)	(533.2)
Financing fees	(32.7)	—
Realized gain on derivatives	88.3	—

Net cash used in financing activities	(979.5)	(533.2)

Cash flow from discontinued operations
Net cash used in operating activities	(7.9)	(9.2)
Net cash used in investing activities	—	(1.8)

Net cash used in discontinued operations	(7.9)	(11.0)

Effect of exchange rate changes on cash and cash equivalents	—	—
Increase in cash and cash equivalents	167.7	200.4
Cash and cash equivalents, beginning of period	170.7	310.0

Cash and cash equivalents, end of period	£338.4	£510.4

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        Virgin Media Investment Holdings Limited, or VMIH, is an indirect, wholly owned subsidiary of Virgin Media Inc.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, and revised by the current report on Form 8-K, as filed with the SEC on May 27, 2009, which we collectively refer to as the 2008 Annual Report.

        The 2008 financial information has been adjusted so the basis of presentation is consistent with that of the 2009 financial information. The adjustments reflect the financial condition and results of operations of our sit-up reporting unit as assets and liabilities held for sale and discontinued operations, respectively, in the periods presented.

Note 2—Discontinued Operations

        On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction- based television channels: price-drop tv, bid tv and speed auction tv.

        We determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and accordingly, we adjusted the balance sheet as of December 31, 2008 and statement of operations for the three and nine months ended September 30, 2008. Revenue of the sit-up business, reported in discontinued operations, for the three and nine months ended September 30, 2009 was nil and £38.9 million, respectively and for the three and nine months ended September 30, 2008 was £51.0 million and £157.2 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the three and nine months ended September 30, 2009 was £nil and £22.8 million, respectively and for the three and nine months ended September 30, 2008 was £4.6 million and £11.5 million, respectively. We wrote down the assets held for sale to fair value at March 31, 2009, resulting in a £19.0 million impairment charge, which is included in the loss from discontinued operations for the nine months ended September 30, 2009.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt

        Long term debt consisted of (in millions):

	September 30, 2009	December 31, 2008
U.S. Dollar
8.75% U.S. dollar senior loan notes due 2014*	£265.6	£290.7
9.125% U.S. dollar senior notes due 2016*	343.7	376.2
6.50% U.S. dollar loan notes due 2016**	462.5	164.1
6.50% U.S. dollar loan notes due 2016*	150.5	507.0
9.50% U.S. dollar senior notes due 2016*	818.5	—
Floating rate senior loan notes due 2012*	62.5	68.4
Senior credit facility	278.1	363.8
Other loan notes due to affiliates	9.9	10.9
Euro
8.75% euro senior loan notes due 2014*	205.7	214.2
9.50% euro senior loan notes due 2016*	157.5	—
Senior credit facility	367.6	403.7
Other loan notes due to affiliates	105.5	111.1
Sterling
9.75% sterling senior loan notes due 2014*	375.0	375.0
Senior credit facility	2,481.1	3,421.9
Other loan notes due to affiliates	350.5	350.5
Capital leases	169.2	174.6
Other	3.2	4.1

	6,606.6	6,836.2
Less: current portion	(42.2)	(40.5)

	£6,564.4	£6,795.7

*
Due to Virgin Media Finance PLC

**
Due to Virgin Media (UK) Group Inc.

        The effective interest rate on the senior credit facility was 5.3% and 7.3% as at September 30, 2009 and December 31, 2008, respectively.

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

Note 4—Fair Value Measurements

        U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).The inputs used to measure fair value are classified into the following hierarchy:

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

        Long term debt:    In the following table the fair value of our senior credit facility is based upon quoted trading prices in inactive markets for this debt, which incorporates non-performance risk, and is classified within level 2 of the fair value hierarchy. The fair values of our other debt in the following table are based on the quoted market prices in active markets for the underlying third party debt and incorporate non-performance risk. Accordingly, the inputs used to value these debt instruments are classified within level 1 of the fair value hierarchy.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Fair Value Measurements (Continued)

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£3,126.8	£2,989.3	£4,189.4	£3,048.0
8.75% U.S. dollar loan notes due 2014*	265.6	278.4	290.7	246.7
9.75% sterling loan notes due 2014*	375.0	390.0	375.0	292.5
8.75% euro loan notes due 2014*	205.7	219.6	214.2	158.8
9.125% U.S. dollar senior notes due 2016*	343.7	359.7	376.2	313.1
6.50% U.S. dollar loan notes due 2016*	150.5	160.0	507.0	226.1
6.50% U.S. dollar loan notes due 2016**	462.5	491.8	164.1	73.2
9.50% U.S. dollar senior notes due 2016*	818.5	908.6	—	—
9.50% euro senior loan notes due 2016*	157.5	182.7	—	—
Floating rate loan notes due 2012*	62.5	62.5	68.4	68.4
Other loan notes due to affiliates	465.9	465.9	472.5	472.5

*
Due to Virgin Media Finance PLC

**
Due to Virgin Media (UK) Group Inc.

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At September 30, 2009 and December 31, 2008, we had £338.4 million and £170.7 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at September 30, 2009. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At September 30, 2009, based on market values, we had 62.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2008, based on market values, we had 54.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments

Strategies and Objectives for Holding Derivative Instruments

        Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross- currency interest rate swaps and foreign exchange forward rate contracts. We are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

        We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar, euro and South African rand (ZAR) forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

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

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at September 30, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£37.6
Interest rate swaps	—	6.1
Cross-currency interest rate swaps	—	61.5
Economic Hedge
Foreign currency forward rate contracts	—	63.2

	£0.3	£168.4

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£—	£—
Cross-currency interest rate swaps	80.9	136.1
Economic Hedge
Cross-currency interest rate swaps	185.8	299.6

	£266.7	£435.7

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£0.4	£—
Interest rate swaps	21.7	2.2
Economic Hedge
Foreign currency forward rate contracts	3.3	79.6
Interest rate swaps	4.2	2.6

	£29.6	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£10.7	£11.5
Cross-currency interest rate swaps	33.8	—
Economic Hedge
Cross-currency interest rate swaps	24.5	31.1

	£69.0	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of September 30, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        The terms of our outstanding cross-currency interest rate swaps at September 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$425m senior notes due 2014 October 2011	Accounting	$425.0	£291.0	8.75%	9.53%
$550m senior notes due 2016 August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,350m senior notes due 2016 August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m senior notes due 2016 November 2016	Economic	1,000.0	505.6	6.50%	6.95%
Senior credit facility September 2012	Economic	445.1	241.5	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.13%

		$3,770.1	£2,174.8

€225m senior notes due 2014 October 2011	Accounting	€225.0	£207.4	8.75%	8.90%
€180m senior notes due 2016 August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility September 2012	Economic	402.2	278.9	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€807.2	£644.9

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.7	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.0

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of September 30, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at September 30, 2009 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of September 30, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars, euros and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
October 2009 to June 2010	Economic	$66.9	£45.2	1.4811
December 2009 to June 2010	Accounting	$8.5	£5.7	1.4810
October 2009 to January 2010	Accounting	€1.0	£0.9	1.1250
October 2009 to January 2010	Accounting	ZAR 16.4	£1.1	15.3587

  Cash Flow Hedges

        For derivative instruments that are designated and qualify as cash flow accounting hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. We reclassified into earnings losses totaling £nil and £1.9 million as a result of the discontinuance of cash flow hedges during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, we recognized losses totaling £0.8 million and £0.9 million, respectively, relating to ineffectiveness. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three and nine months ended September 30, 2009 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
	(in millions)
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£—	£(16.0)
Amounts recognized in other comprehensive income	(30.6)	(14.1)	(16.9)	0.4	—
Amounts reclassified to earnings impacting:
Foreign exchange gain	(2.8)	—	(2.8)	—	—
Interest expense	(2.1)	2.0	(4.1)	—	—
Tax effect recognized	9.9	—	—	—	9.9

Balance at March 31, 2009	£14.5	£(20.0)	£40.2	£0.4	£(6.1)

Amounts recognized in other comprehensive income	(167.6)	14.6	(181.3)	(0.9)	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	152.3	—	152.3	—	—
Interest expense	5.0	4.6	0.4	—	—
Operating costs	0.1	—	—	0.1	—
Tax effect recognized	2.9	—	—	—	2.9

Balance at June 30, 2009	£7.2	£(0.8)	£11.6	£(0.4)	£(3.2)

Amounts recognized in other comprehensive income	26.9	(38.4)	65.1	0.2	—
Amounts reclassified to earnings impacting:
Foreign exchange gain	(60.0)	—	(60.0)	—	—
Interest expense	10.0	7.6	2.4	—	—
Operating costs	0.2	—	—	0.2	—
Tax effect recognized	(12.8)	—	—	—	(12.8)

Balance at September 30, 2009	£(28.5)	£(31.6)	£19.1	£—	£(16.0)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be £18.8 million, £1.2 million and £nil relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Restructuring and Other Charges

        Restructuring and other charges of £1.6 million for the three months ended September 30, 2009 related primarily to lease exit costs in relation to our historic restructuring activities. Restructuring and other charges of £29.5 million for the nine months ended September 30, 2009 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges of £0.1 million and £2.9 million for the three and nine months ended September 30, 2008 related mainly to lease exit and employee termination costs as a result of our acquisition-related restructuring programs net of revisions to previously accrued amounts.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. In total, we expect to incur operating expenditures of between £120 million to £140 million and capital expenditures of between £50 million to £60 million in connection with this plan over a three-year period.

        The following tables summarize our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for the restructuring plan announced in 2008 by Virgin Media (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended September 30, 2009	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, June 30, 2009	£14.4	£30.9	£12.7	£12.6	£70.6
Charged to expense	0.6	0.5	3.6	2.0	6.7
Revisions	0.5	(0.7)	(4.2)	(0.7)	(5.1)
Utilized	(0.8)	(1.5)	(7.3)	(1.4)	(11.0)

Balance, September 30, 2009	£14.7	£29.2	£4.8	£12.5	£61.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Restructuring and Other Charges (Continued)

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Nine months ended September 30, 2009	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2008	£16.0	£38.1	£1.9	£13.5	£69.5
Charged to expense	2.2	3.1	21.0	15.7	42.0
Revisions	(0.7)	(6.9)	(4.2)	(0.7)	(12.5)
Utilized	(2.8)	(5.1)	(13.9)	(16.0)	(37.8)

Balance, September 30, 2009	£14.7	£29.2	£4.8	£12.5	£61.2

Note 7—Share Based Compensation

Stock Option Plans

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at September 30, 2009, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2008 Annual Report.

Note 8—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Net loss for period	£(59.7)	£(122.1)	£(265.9)	£(666.5)
Currency translation adjustment	(0.1)	—	(0.6)	—
Net unrealized gains (losses) on derivatives, net of tax	41.8	18.5	(100.8)	46.1
Reclassification of derivative (losses) gains to net income, net of tax	(77.5)	(24.1)	32.2	(35.7)

Comprehensive loss	£(95.5)	£(127.7)	£(335.1)	£(656.1)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Comprehensive Loss (Continued)

        The components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in millions):

	September 30, 2009	December 31, 2008
Foreign currency translation	£(0.2)	£0.4
Pension liability adjustments	(31.5)	(31.5)
Net unrealized gains on derivatives	(28.5)	40.1

	£(60.2)	£9.0

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

        Our income tax (expense) benefit for the three and nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income tax (expense) benefit:
Deferred federal taxes	£(1.5)	£(0.4)	£(3.6)	£(2.7)
U.S. state and local tax	(0.1)	—	(0.1)	—
U.K. current tax	1.5	1.1	4.2	3.6
U.K. deferred tax	12.8	(2.2)	—	11.1

Total tax	£12.7	£(1.5)	£0.5	£12.0

        The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit relates to an increase in our deferred tax

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income Taxes (Continued)

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

Note 10—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating costs	£10.5	£13.9	£36.5	£39.9
Selling, general and administrative expenses	14.4	12.5	35.4	37.6

        The above charges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Note 11—Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance relating to the FASB Accounting Standards Codification, or ASC, at ASC 105. Effective for interim or annual financial periods ending after September 15, 2009, the ASC will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance for business combinations at ASC 805. This guidance requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. This guidance is effective for financial statements

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Recent Accounting Pronouncements (Continued)

issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance for noncontrolling interests in subsidiaries at ASC 810. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements have not been applied as permitted by the provisions of the guidance.

        In April 2009, the FASB issued new accounting guidance for disclosures about the fair value of financial instruments in interim reporting periods at ASC 825. Such disclosures were previously required only in annual financial statements. This guidance is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of this guidance.

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events at ASC 855, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009. In accordance with this guidance, we have evaluated subsequent events through the date and time the financial statements were issued on October 29, 2009.

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements at ASC 605.25. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

Note 12—Contingent Liabilities

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. We recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Contingent Liabilities (Continued)

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

        As a result of the business reorganization initiated in 2008, Virgin Media realigned its internal reporting structure and the related financial information used by management and the CODM. Virgin Media's operating structures have been revised to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and consumer demands through Virgin Media's three customer-based segments: Consumer, Business and Content.

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

        The 2008 fiscal year amounts have been adjusted to conform to the current period presentation. Subsequent to the year end, Virgin Media's management performed an exercise to reallocate goodwill and other indefinite-lived intangible assets that had been previously recognized in its former Cable and Mobile reporting units to the Consumer and Business reporting units. As a result of this review, goodwill and indefinite-lived intangible assets totaling £1,825.2 million and £207.3 million were allocated to the Consumer and Business reporting units, respectively. Virgin Media also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. Goodwill and indefinite-lived intangible assets recognized in Virgin Media's Consumer and Business reporting units will be tested for impairment on an annual basis on October 1 of each year. As at June 30, 2009, Virgin Media performed its annual impairment review of goodwill recognized in the Content segment and concluded that the fair value of the reporting unit exceeded its carrying value.

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

        The following segment information is based on the consolidated results of Virgin Media for the three and nine month periods ended September 30, 2009 and 2008 (in millions):

	Three months ended September 30, 2009
	Consumer	Business	Content	Total
Revenue	£776.1	£143.3	£34.0	£953.4
Inter segment revenue	—	—	7.0	7.0
Segment contribution	£466.4	£86.3	£(0.4)	£552.3

	Three months ended September 30, 2008
	Consumer	Business	Content	Total
Revenue	£756.6	£153.4	£30.9	£940.9
Inter segment revenue	—	0.1	6.4	6.5
Segment contribution	£450.5	£83.3	£(3.6)	£530.2

	Nine months ended September 30, 2009
	Consumer	Business	Content	Total
Revenue	£2,287.0	£435.6	£102.3	£2,824.9
Inter segment revenue	—	—	20.2	20.2
Segment contribution	£1,358.6	£252.6	£12.9	£1,624.1

	Nine months ended September 30, 2008
	Consumer	Business	Content	Total
Revenue	£2,269.8	£470.9	£87.6	£2,828.3
Inter segment revenue	—	0.3	19.2	19.5
Segment contribution	£1,357.3	£248.8	£0.3	£1,606.4

        Revenue in the table above includes £26.7 million and £81.9 million for the three and nine months ended September 30, 2009, respectively, related to companies that are not consolidated in VMIH. Revenue in the table above includes £28.1 million and £83.1 million for the three and nine months

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Industry Segments (Continued)

ended September 30, 2008, respectively, related to companies that are not consolidated in VMIH. The reconciliation of total segment contribution to our consolidated operating income is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total segment contribution	£552.3	£530.2	£1,624.1	£1,606.4
Other operating and corporate costs	203.9	203.9	629.6	622.3
Depreciation	235.6	213.7	702.2	674.2
Amortization	61.0	63.3	183.3	221.7
Operating loss of companies not consolidated in VMIH	(3.4)	(2.8)	(6.8)	(12.1)
Restructuring and other charges	1.6	—	30.6	2.9
Goodwill impairment	—	(4.0)	—	362.2

Consolidated operating income (loss)	£53.6	£56.1	£85.2	£(264.8)

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

        Our revenue by segment for the nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Nine months ended September 30,
	2009		2008
Consumer Segment	£2,287.0	81.0%	£2,269.8	80.3%
Business Segment	435.6	15.4	470.9	16.6
Content Segment	102.3	3.6	87.6	3.1

	£2,824.9	100.0%	£2,828.3	100.0%

        For further discussion of our business, please refer to our 2008 Annual Report.

Recent Developments

        On October 1, 2009, our common stock was admitted to the Official List of the Financial Services Authority and commenced secondary trading on the main market of the London Stock Exchange under the ticker symbol "VMED". We did not issue any new common shares in connection with our London listing. The primary listing for the shares of our common stock will continue to be the NASDAQ Global Select Market.

        On October 16, 2009, we announced that we were seeking the consent of our senior lenders to make certain amendments to our senior credit facility to provide additional financial flexibility, including the ability to issue senior secured bonds which would rank pari passu with the obligations under our senior credit facility and up-dating the hedging related provisions in the intercreditor agreements to bring them in line with current market standard and hedge counterparty expectations. See "Liquidity and Capital Resources—Senior Credit Facility" below for a more detailed description of our senior credit facility.

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect all of the segments in which we operate are as follows:

        General Macroeconomic Factors.    General macroeconomic factors in the U.K. have an impact on our business. For example, during an economic slowdown, potential and existing customers may be less willing, or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense. In addition, as expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty, we have experienced a decrease in advertising revenues generated through our television programming and broadband internet platforms, except to the extent offset by an increase in our share of the advertising market.

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

        Integration and Restructuring Activities.    In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. While we anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, we expect that 2009 costs will be at a similar level to 2009 savings. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. In total, we expect to incur operating expenditures of between £

120 million to £140 million and capital expenditures of between £50 million to £60 million in connection with this plan over a three-year period. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

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

Consumer Segment

        In our Consumer segment, on-net customers account for the majority of our revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them and, with respect to our fixed and mobile telephone customers, by usage levels of our services. For example, on-net broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Similarly, over the service term our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity for cross-sell of our on-net products. We actively promote "quad-play" services and our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, fixed and mobile telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Consumer segment include average revenue per user, or ARPU, churn, competition, seasonality and distribution.

        On-net ARPU.    On-net ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential customers on our cable network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing cable customer base and generally allows us to increase our on-net ARPU by facilitating the sale of multiple services to each customer. On-net ARPU excludes any revenue from our Mobile customers.

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

        Churn.    Churn is a measure of the number of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors such as competition, the economy and, in respect of our on-net consumer business, customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver any of our services without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

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

        Competition.    Our ability to acquire and retain business customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless plc, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, other providers compete within product and geographic segments. Other providers, such as Kingston Communications (Hull) plc and COLT Telecom Group plc, compete with us in specific regions.

        Pricing.    Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Particularly, in the current challenging economic conditions, price is becoming an increasingly important factor. Certain of BT's product pricing is regulated by the U.K. Office of Communications, however, in respect of non-regulated product pricing, the market is increasingly price sensitive.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008

Revenue

        For the three months ended September 30, 2009, revenue increased by 1.3% to £953.4 million from £940.9 million for the three months ended September 30, 2008. Increases in revenue recognized in our Consumer and Content segments were partially offset by a decline in revenue in our Business segment, as more fully described in the segment discussions below. For the nine months ended September 30, 2009, revenue was relatively unchanged at £2,824.9 million as compared to £2,828.3 million for the nine months ended September 30, 2008. A decline in revenue in our Business segment was offset by increases in revenue in our Consumer and Content segments. For a detailed discussion of our various sources of revenue, see the segment discussions below.

Operating costs

        Operating costs for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Operating costs:
Consumer cost of sales	£231.5	£226.7	2.1%	£701.1	£687.1	2.0%
Business cost of sales	40.6	52.4	(22.5)	138.0	172.3	(19.9)
Content cost of sales	32.4	31.2	3.8	82.3	78.8	4.4
Network and other operating costs	99.3	88.2	12.6	300.7	277.3	8.4

Total operating costs	£403.8	£398.5	1.3%	£1,222.1	£1,215.5	0.5%

        For the three months ended September 30, 2009, operating costs increased by 1.3% to £403.8 million from £398.5 million during the same period in 2008. This increase was primarily attributable to increases in network and other operating costs, Consumer cost of sales and Content cost of sales, partially offset by decreased Business cost of sales. Network and other operating costs increased mainly due to higher power and other facility operating costs. Consumer cost of sales increased primarily as a result of higher carriage costs in relation to the BSkyB channels along with higher costs relating to subscriber equipment offset by lower interconnect costs from lower fixed line telephony usage. Business cost of sales decreased mainly due to the completion of the Heathrow Terminal 5 contract and lower interconnect costs due to lower voice traffic. Operating costs as a percentage of revenue remained stable at 42.4% for the three months ended September 30, 2009 and 2008.

        For the nine months ended September 30, 2009, operating costs were relatively unchanged at £1,222.1 million as compared to £1,215.5 million during the same period in 2008. A decline in Business cost of sales was offset by increases in Consumer and Content cost of sales along with higher network and other operating costs. Business cost of sales declined mainly as a result of the completion of the Heathrow Terminal 5 contract and lower interconnect costs due to lower voice traffic. Consumer cost of sales increased primarily as a result of higher carriage costs in relation to the BSkyB channels along with higher costs relating to subscriber equipment offset by lower interconnect costs from lower fixed line telephony usage. Content cost of sales increased due to seasonally higher programming costs and higher programming costs from U.S. based content providers resulting from exchange rate movements. Network and other operating costs increased mainly due to higher power and other facility operating costs. Operating costs as a percentage of revenue were relatively stable at 43.3% for the nine months ended September 30, 2009 as compared to 43.0% for the same period in 2008.

Selling, general and administrative expense

        Selling, general and administrative expense for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Selling, general and administrative expenses:
Employee and outsourcing costs	£113.3	£119.7	(5.3)%	£337.2	£344.3	(2.1)%
Marketing costs	36.1	36.2	—	100.0	98.8	1.2
Facilities	17.5	18.1	(3.3)	56.0	57.6	(2.8)
Other	34.3	42.1	(18.5)	115.1	128.0	(10.1)

Total selling, general and administrative expenses	£201.2	£216.1	(6.9)%	£608.3	£628.7	(3.2)%

        For the three months ended September 30, 2009, selling, general and administrative expenses decreased by 6.9% to £201.2 million from £216.1 million for the three months ended September 30, 2008. This decrease was primarily attributable to lower employee and outsourcing costs along with lower other costs. The reduction in employee and outsourcing costs was primarily a result of lower headcount and the reduction in other costs mainly related to savings in IT costs. Other costs includes billings, collections and bad debt expenses, IT costs, legal and professional fees, licenses, insurance and other indirect costs.

        For the nine months ended September 30, 2009, selling, general and administrative expenses decreased by 3.2% to £608.3 million from £628.7 million for the nine months ended September 30, 2008. This decline was primarily attributable to a reduction in other costs, mainly in relation to savings in IT costs.

Restructuring and other charges

        Restructuring and other charges comprised of £1.6 million in the three months ended September 30, 2009 which included £0.6 million in respect to involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008. Restructuring and other charges were £nil in the three months ended September 30, 2008.

        Restructuring and other charges of £30.6 million in the nine months ended September 30, 2009, comprised mainly of £32.7 million in respect to involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008, offset by a £2.1 million reduction in the accruals for lease exit costs in connection with our historical and acquisition restructuring programs. Restructuring and other charges of £2.9 million in the nine months ended September 30, 2008 related primarily to an increase in our accrual for the lease exit costs in relation to changes in U.K. property tax rates partially offset by decreases as a result of the surrender or sublease of a number of properties.

Depreciation expense

        For the three months ended September 30, 2009, depreciation expense increased by 10.2% to £235.6 million from £213.7 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, depreciation expense increased by 4.2% to £702.2 million from £674.2 million for the nine months ended September 30, 2008. The increase in depreciation expense in both periods was primarily a result of increases in depreciation in respect of new fixed assets partially offset by fixed assets becoming fully depreciated.

Amortization expense

        For the three months ended September 30, 2009, amortization expense decreased to £61.0 million from £63.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, amortization expense decreased to £183.3 million from £221.7 million for the nine months ended September 30, 2008. The decline in amortization expense in both periods was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2008.

Goodwill impairment

        We performed our annual impairment review of our Content reporting unit as at June 30, 2009. As a result of this review we concluded that no impairment charge was required as at June 30, 2009.

        In our June 30, 2008 impairment review for our former Mobile and Virgin Media TV reporting units we concluded that the fair value of our former Virgin Media TV reporting unit exceeded its carrying value, while the former Mobile reporting unit's fair value was less than its carrying value.

        The fair value of the former Mobile reporting unit was determined through the use of a combination of both market and income valuation approaches to calculate fair value. The market approach valuations in respect of the former Mobile reporting unit declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the former Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. We recorded a preliminary impairment charge of £366.2 million in the three and six months ended June 30, 2008. Following the completion of our valuation of the individual assets and liabilities within the former Mobile reporting unit during the third quarter of 2008, we recognized a reduction in the goodwill impairment charge of £4.0 million in the three months ended September 30, 2008. Consequently, the goodwill impairment charge for the nine months ended September 30, 2008 relating to our former Mobile reporting unit was £362.2 million.

Interest income and other, net

        For the three months and nine months ended September 30, 2009, interest income and other decreased to £1.3 million and £6.6 million, respectively, from £7.8 million and £20.9 million, respectively, for the three months and nine months ended September 30, 2008, as a result of lower interest rates throughout the period.

Interest expense

        For the three months ended September 30, 2009, interest expense decreased to £119.9 million from £124.6 million for the three months ended September 30, 2008, primarily as a result of lower interest rates and a lower debt balance following the prepayments made in 2008. We paid cash interest of £24.9 million for the three months ended September 30, 2009 and £86.2 million for the three months ended September 30, 2008. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility, together with lower interest rates and debt balances as described above.

        For the nine months ended September 30, 2009, interest expense decreased to £331.2 million from £371.3 million for the nine months ended September 30, 2008, primarily as a result of lower interest rates and a lower debt balance following the prepayments made in 2008. We paid cash interest of £

253.2 million for the nine months ended September 30, 2009 and £349.7 million for the nine months ended September 30, 2008. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility, together with lower interest rates and debt balances as described above.

Foreign currency (losses) gains

        The foreign currency losses of £45.8 million in the three months ended September 30, 2009 were primarily due to the strengthening of the U.S. dollar and euro relative to the pound sterling and related remeasurement losses on the convertible senior notes and the U.S. dollar and euro denominated tranches of the senior credit facility. The foreign currency gains of £116.8 million in the nine months ended September 30, 2009 were primarily due to the strengthening of the pound sterling which occurred in the first six months of the year relative to the U.S. dollar and euro and related remeasurement gains on the convertible senior notes which is unhedged and the U.S. dollar and euro denominated tranches of the senior credit facility.

        The foreign currency losses of £104.7 million in the three months ended September 30, 2008 were largely comprised of unrealized exchange losses on our U.S. dollar denominated debt, including the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged. The foreign currency losses of £129.7 million in the nine months ended September 30, 2008 were largely comprised of unrealized losses resulting from unfavorable exchange rate movements on our U.S. dollar denominated debt, including the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged.

Loss on extinguishment of debt

        The loss on extinguishment of debt of £9.4 million in the three months ended September 30, 2009 related to the write-off of deferred financing costs resulting from repayments of our senior credit facility.

        The loss on extinguishment of debt of £16.7 million in the nine months ended September 30, 2009 and £5.6 million in the nine months ended September 30, 2008 related to the write-off of deferred financing costs resulting from repayments of our senior credit facility.

Gains (losses) on derivative instruments

        The gains on derivative instruments of £43.6 million in the three months ended September 30, 2009 were mainly driven by the pound sterling weakening against the U.S. dollar and euro in the quarter, which resulted in an increase in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes. The gains on derivative instruments of £48.0 million in the three months ended September 30, 2008 mainly related to the recognition of favorable mark to market changes in the U.S. dollar denominated cross currency interest rate swaps which are not designated as accounting hedges.

        The losses on derivative instruments of £104.1 million in the nine months ended September 30, 2009 were mainly driven by the U.S. dollar and euro weakening against the pound sterling in the first six months of the year, which resulted in a reduction in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes. The gains on derivative instruments of £79.1 million in the nine months ended September 30, 2008 mainly related to the recognition of favorable mark to market changes in the valuation of U.S. dollar denominated derivative instruments that are not designated as accounting hedges.

Income tax benefit

        Our income tax benefit for the three and nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income tax (expense) benefit:
Current federal taxes	£2.1	£0.2	£1.9	£(0.2)
U.S. state and local tax	(0.1)	(0.1)	(0.1)	(0.1)
Deferred federal taxes	(1.5)	1.0	(3.6)	(6.5)
U.K. current tax	1.5	1.1	4.2	3.6
U.K. deferred tax	12.8	(2.2)	—	11.1

Total tax	£14.8	£—	£2.4	£7.9

        The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the period.

Net loss from continuing operations

        For the three months ended September 30, 2009, net loss from continuing operations decreased to £60.1 million compared with a net loss of £118.1 million for the same period in 2008 due to the factors discussed above. For the nine months ended September 30, 2009, net loss from continuing operations decreased to £240.6 million compared with a net loss of £664.5 million for the same period in 2008 due to the factors discussed above.

Loss from discontinued operations

        For the three months ended September 30, 2009, net loss from discontinued operations was £nil compared with a loss of £4.6 million for the same period in 2008.

        For the nine months ended September 30, 2009, net loss from discontinued operations was £22.8 million compared with a loss of £11.5 million for the same period in 2008. Included in the loss for the nine months ended September 30, 2009 is an impairment loss of £19.0 million in respect to assets held for sale related to the sit-up business.

Net loss from continuing operations per share

        Basic and diluted net loss from continuing operations per common share for the three months ended September 30, 2009 was £0.18 compared to £0.36 for the three months ended September 30, 2008. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 329.0 million shares issued in the three months ended September 30, 2009 and a weighted average of 328.1 million shares issued for the same period in 2008. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at September 30, 2009 and 2008 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

        Basic and diluted net loss from continuing operations per common share for the nine months ended September 30, 2009 was £0.73 compared to £2.03 for the nine months ended September 30, 2008. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 328.6 million shares issued in the nine months ended September 30, 2009 and a weighted average of 328.1 million shares issued for the same period in 2008. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at September 30, 2009 and 2008 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

Segmental Results of Operations from Continuing Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008

        A description of the products and services, as well as financial data, for each segment can be found in note 13 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of September 30, 2009. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Consumer Segment

        The summary combined results of operations of our Consumer segment for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	£776.1	£756.6	£2,287.0	£2,269.8
Segment contribution	466.4	450.5	1,358.6	1,357.3

  Revenue

        Our Consumer segment revenue for the three months and nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Revenue:
On-net	£627.6	£596.2	5.3%	£1,848.4	£1,793.2	3.1%
Mobile(1)	134.1	145.5	(7.8)	396.9	428.9	(7.5)
Off-net	14.4	14.9	(3.4)	41.7	47.7	(12.6)

Total revenue	£776.1	£756.6	2.6%	£2,287.0	£2,269.8	0.8%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the three months ended September 30, 2009, on-net revenue increased to £627.6 million from £596.2 million for the three months ended September 30, 2008, and for the nine months ended September 30, 2009, on-net revenue increased to £1,848.4 million from £1,793.2 million for the nine months ended September 30, 2008. The increases for both the three and nine month periods were primarily due to selective price rises together with the combined effect of on-net Revenue Generating Unit, or on-net RGU, growth and broadband tier mix improvement. This was partially offset by continued decline in fixed line telephone usage and increased promotional discounting. As a result of the increases in on-net revenue, on-net ARPU increased to £44.24 for the three months ended September 30, 2009 from £42.00 for the three months ended September 30, 2008.

        Our focus on acquiring new bundled customers and on cross-selling to existing customers is demonstrated by on-net RGUs per customer increasing to 2.45 at September 30, 2009 from 2.38 at September 30, 2008, and by triple-play penetration growing to 59.5% at September 30, 2009 from 54.7% at September 30, 2008. A triple-play customer is a customer who subscribes to our on-net television, broadband and fixed line telephone services.

        For the three months ended September 30, 2009, mobile revenue decreased to £134.1 million from £145.5 million for the three months ended September 30, 2008, and for the nine months ended September 30, 2009, mobile revenue decreased to £396.9 million from £428.9 million for the nine months ended September 30, 2008. The decreases for both the three month and nine month periods were primarily attributable to lower revenue from a reduction in prepay subscribers, partially offset by revenue growth from an increase in the number of contract subscribers with call usage revenues declining overall. Mobile revenue was also adversely impacted by lower mobile termination rates that came into force following regulatory changes in April 2009, as a result of which the revenue generated by certain call types through our mobile services was reduced. The change in regulated mobile termination rates also resulted in lower interconnect costs within our Consumer and Business segments. Mobile ARPU decreased to £13.41 for the three months ended September 30, 2009 from £13.60 for the three months ended September 30, 2008 mainly due to declining year on year voice and text rates together with the impact of lower mobile termination rates. This was partially offset by the shift in mix from prepay to contract subscribers which drove higher usage volumes per customer.

        Off-net revenue for the three months ended September 30, 2009 decreased to £14.4 million from £14.9 million for the three months ended September 30, 2008 and decreased to £41.7 million from £47.7 million for the nine months ended September 30, 2008 mainly as a result of the overall reduction in the number of off-net broadband subscribers in recent quarters, partially offset by increased off-net telephony subscribers. Following the launch of wholesale line rental which allows us to bundle a telephone line rental product with our broadband product, we experienced off-net RGU net additions of 19,900 during the three months ended September 30, 2009 compared with net additions of 2,200 during the prior quarter and net declines during each of the three previous quarters.

  Consumer Segment Contribution

        For the three months ended September 30, 2009, Consumer segment contribution increased to £466.4 million from £450.5 million for the three months ended September 30, 2008. This increase was primarily due to the net increase in Consumer revenue, as described above, partially offset by increases in television program carriage costs related to our new agreement with BSkyB along with higher costs relating to subscriber equipment. For the nine months ended September 30, 2009, Consumer segment contribution was relatively flat at £1,358.6 million compared to £1,357.3 million for the nine months ended September 30, 2008. The net increase in Consumer revenue, as described above, and lower telephony costs resulting from lower usage were offset by increases in television program carriage costs related to our new agreement with BSkyB.

  Summary On-net Statistics

        Selected statistics for our on-net customers, excluding customers off our cable network, or off-net, and mobile customers, for the three months ended September 30, 2009 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended September 30, 2009 was an increase of 8,100 customers, being the net of gross additions and disconnections. The increase in customers in the quarter following a decline in the prior quarter, was primarily due to increased product differentiation, more effective distribution channels and an increase in marketing. Net customer movement for the three months ended September 30, 2008 was an increase of 8,300 customers together with a reduction of 9,100 customers with respect to data cleanse activity following the migration of our final on-net residential billing system during that quarter. The reduction in net additions was primarily the result of fewer gross additions due in part to the soft macroeconomic environment. The total number of on-net RGUs grew to 11,603,200 at September 30, 2009 from 11,280,800 at September 30, 2008, representing a net increase in RGUs of 322,400.

	Three months ended
	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008
Opening customers	4,736,100		4,762,300		4,755,200		4,740,400		4,741,200
Customer additions	213,800		159,500		167,200		192,600		214,600
Customer disconnects	(205,700)		(185,700)		(160,100)		(177,800)		(206,300)

Net customer movement	8,100		(26,200)		7,100		14,800		8,300
Data cleanse(1)	—		—		—		—		(9,100)

Closing customers	4,744,200		4,736,100		4,762,300		4,755,200		4,740,400
On-net churn(2)	1.5%		1.3%		1.1%		1.2%		1.5%
On-net Revenue Generating Units(1)(3):
Television	3,709,000		3,672,000		3,651,600		3,621,000		3,576,500
DTV (included in Television)	3,599,300		3,543,300		3,510,400		3,469,000		3,407,900
Telephone	4,120,000		4,104,000		4,108,300		4,099,200		4,078,600
Broadband	3,774,200		3,735,200		3,730,100		3,682,800		3,625,700
Total On-net Revenue Generating Units	11,603,200		11,511,200		11,490,000		11,403,000		11,280,800
On-net RGU/Customer	2.45	x	2.43	x	2.41	x	2.40	x	2.38	x
Triple-play penetration	59.5%		58.3%		57.0%		55.9%		54.7%
On-net Average Revenue Per User(4)(5)	£44.24		£43.27		£42.29		£42.34		£42.00
On-net ARPU calculation:
On-net revenue (millions)(4)	£627.6		£616.8		£604.0		£603.5		£596.2
Average customers	4,728,300		4,751,600		4,761,000		4,751,000		4,731,800

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

  Summary Mobile Statistics

        Selected statistics for our mobile customers are set forth in the table below. Between September 30, 2009 and September 30, 2008, the number of mobile customers decreased by a net 236,900. Contract customer gains of 294,000 were offset by net losses of 530,900 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross-selling mobile contracts to our on-net customers. The decline in prepay customers reflects the continuing high level of competition in the prepay market.

	Three months ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Contract mobile customers(1):
Opening contract mobile customers	784,600	712,300	649,400	578,600	491,600
Net contract mobile customer additions	88,000	72,300	62,900	70,800	78,300
Data cleanse(2)	—	—	—	—	8,700

	88,000	72,300	62,900	70,800	87,000

Closing contract mobile customers	872,600	784,600	712,300	649,400	578,600
Prepay mobile customers (30 days)(1):
Opening prepay mobile customers	2,449,500	2,556,000	2,694,000	2,854,200	2,941,400
Net prepay mobile customer additions (disconnections)	(126,200)	(106,500)	(138,000)	(160,200)	(98,100)
Data cleanse(2)	—	—	—	—	10,900

	(126,200)	(106,500)	(138,000)	(160,200)	(87,200)

Closing prepay mobile customers (30 days)	2,323,300	2,449,500	2,556,000	2,694,000	2,854,200
Total closing mobile customers(1):	3,195,900	3,234,100	3,268,300	3,343,400	3,432,800
Mobile average revenue per user(3)	£13.41	£12.43	£13.14	£13.35	£13.60
Mobile ARPU calculation:
Mobile service revenue (millions)	£129.3	£121.2	£129.4	£134.6	£139.9
Average mobile customers	3,213,600	3,251,400	3,283,000	3,360,400	3,427,500

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

  Summary Off-net Statistics

        Selected statistics for our residential customers that are not connected directly through our cable network, or off-net customers, are set forth in the table below. Total off-net RGUs increased by 19,900 during the three months ended September 30, 2009 as compared to a decline of 15,000 off-net RGUs during the three months ended September 30, 2008. The increase in off-net RGUs in the current quarter is primarily due to improvements in both broadband and telephone net additions due to the launch of wholesale line rental in the quarter which allows us to offer a telephone line rental product bundled with our broadband product, which we believe makes our products more attractive to our customers, and new flexible consumer propositions.

	Three months ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Opening RGUs:
Telephone	112,500	109,000	105,500	104,900	107,300
Broadband	245,700	247,000	252,000	260,100	272,700

	358,200	356,000	357,500	365,000	380,000
Net Off-net RGU additions (disconnections):
Telephone	12,400	3,500	3,500	600	(2,400)
Broadband	7,500	(1,300)	(5,000)	(8,100)	(12,600)

	19,900	2,200	(1,500)	(7,500)	(15,000)
Closing Off-net RGUs:
Telephone	124,900	112,500	109,000	105,500	104,900
Broadband	253,200	245,700	247,000	252,000	260,100

	378,100	358,200	356,000	357,500	365,000

Business Segment

  Revenue

        The summary results of operations of our Business segment for the three months and nine months ended September, 30 2009 and 2008 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	£143.3	£153.4	£435.6	£470.9
Inter segment revenue	—	0.1	—	0.3
Segment contribution	86.3	83.3	252.6	248.8

        Our Business segment revenue for the three months and nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2009	2008		2009	2008
Revenue:
Retail:
Voice	£44.3	£47.5	(6.7)%	£134.5	£145.4	(7.5)%
Data	55.4	49.3	12.4	156.6	141.1	11.0
LAN Solutions	7.6	13.6	(44.1)	28.2	49.7	(43.3)

	107.3	110.4	(2.8)	319.3	336.2	(5.0)
Wholesale	36.0	43.0	(16.3)	116.3	134.7	(13.7)

Total revenue	£143.3	£153.4	(6.6)%	£435.6	£470.9	(7.5)%

        For the three months ended September 30, 2009, revenue from business customers decreased by 6.6% to £143.3 million from £153.4 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenue from business customers decreased by 7.5% to £435.6 million from £470.9 million for the nine months ended September 30, 2008. These decreases were attributable to declines in retail voice, Local Area Network (LAN) solutions and wholesale revenues, partially offset by increases in retail data revenue. Consistent with our strategy to replace declining voice revenue with data revenue, we continue to experience a shift in the mix of retail revenue from voice to data. Retail data revenues represented 51.6% of the retail business revenues for the three months ended September 30, 2009 compared with 44.7% for the three months ended September 30, 2008 and 49.0% of the retail business revenues for the nine months ended September 30, 2009 compared with 42.0% for the nine months ended September 30, 2008.

        LAN solutions revenue in the three months ended September 30, 2009 was £7.6 million compared to £13.6 million in the three months ended September 30, 2008. LAN solutions revenue in the nine months ended September 30, 2009 was £28.2 million compared to £49.7 million in the nine months ended September 30, 2008. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project was the provision of telecommunication network equipment for Heathrow airport's Terminal 5 which was completed in the three months ended March 31, 2009 and which contributed £3.8 million and £19.9 million of revenue for the three months and nine months ended September 30, 2008 as compared to £nil and £0.4 million for the three months and nine months ended September 30, 2009.

        Wholesale revenue declined to £36.0 million and £116.3 million in the three months and nine months ended September 30, 2009 from £43.0 million and £134.7 million in the same periods in 2008 mainly due to reduced customer traffic.

  Business Segment Contribution

        For the three months ended September 30, 2009, Business segment contribution increased to £86.3 million from £83.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, Business segment contribution increased to £252.6 million from £248.8 million for the nine months ended September 30, 2008. The increases in segment contribution were due primarily to the result of higher margin retail data contracts replacing lower margin infrastructure projects.

Content Segment

        The summary results of operations of our Content segment for the three months and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	£34.0	£30.9	£102.3	£87.6
Inter segment revenue	7.0	6.4	20.2	19.2
Segment contribution	(0.4)	(3.6)	12.9	0.3

  Revenue

        For the three months ended September 30, 2009, revenue from our Content segment increased by 10.0% to £34.0 million from £30.9 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenue from our Content segment increased by 16.8% to £102.3 million from £87.6 million for the nine months ended September 30, 2008. These increases were due primarily to increased carriage revenue as a result of the carriage agreement entered into in November 2008 with BSkyB for continued and extended carriage of our Virgin Media TV channels on its satellite platform at higher rates than under the previous contract, partially offset by reduced advertising revenue in a declining TV advertising market, although Virgin Media TV increased its overall share of the TV advertising market.

  Content Segment Contribution

        Content segment contribution increased to £(0.4) million from £(3.6) million for the three months ended September 30, 2008 and increased to £12.9 million from £0.3 million for the nine months ended September 30, 2008. The segment contribution improvements are mainly due to the increase in revenue, as described above, and reduced other operating costs, partially offset by increased programming costs.

Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £5.5 million and £3.2 million for the three months ended September 30, 2009, and 2008, respectively, and £9.6 million and £14.4 million for the nine months ended September 30, 2009, and 2008 respectively. At September 30, 2009, our investment in UKTV was carried on the balance sheet at £355.3 million, which includes an outstanding loan totaling £131.6 million.

        UKTV receives financing through a loan from Virgin Media, which was £131.6 million at September 30, 2009. This loan effectively acts as a revolving facility for UKTV. We received net loan capital repayments of £8.2 million and £8.9 million from UKTV during the three and nine months ended September 30, 2009. We also received interest payments, dividends and payments for consortium tax relief from UKTV totaling £3.0 million and £6.0 million for the three months and nine months ended September 30, 2009.

Liquidity and Capital Resources

        As of September 30, 2009, we had £5,972.0 million of debt outstanding, compared to £6,170.1 million as of December 31, 2008 and £6,082.6 million as of September 30, 2008, and £351.6 million of cash and cash equivalents, compared to £181.6 million as of December 31, 2008 and £521.4 million as of September 30, 2008. The decrease in debt since September 30, 2008 is primarily attributable to the voluntary prepayment of £300 million of senior bank debt in December 2008 partially offset by movements in exchange rates. The decrease in debt from December 31, 2008 is primarily due to movements in exchange rates.

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

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. We also have significant principal payments under our senior credit facility due from 2011 to 2013, as described below. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. We expect that our cash on hand, together with cash from operations and amounts undrawn on our revolving credit facility, will be sufficient for our cash requirements through September 30, 2010. However, our cash requirements after September 30, 2010 may exceed these sources of cash.

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

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009 and 2008

        For the nine months ended September 30, 2009, cash provided by operating activities increased to £643.1 million from £597.5 million for the nine months ended September 30, 2008. This increase was attributable to the improvement in operating results and lower cash interest payments, partially offset by higher working capital costs. For the nine months ended September 30, 2009, cash paid for interest, exclusive of amounts capitalized, decreased to £253.2 million from £349.7 million during the same period in 2008. This decrease was primarily due to differences in the timing of interest payments on our senior credit facility and lower interest rates.

        For the nine months ended September 30, 2009, cash used in investing activities was £421.4 million compared with cash used in investing activities of £327.0 million for the nine months ended September 30, 2008. The cash used in investing activities in the nine months ended September 30, 2009 and 2008 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £413.2 million for the nine months ended September 30, 2009 from £338.7 million for the same period in 2008 primarily due to lower use of finance leases for acquisition of capital equipment together with increased scaleable infrastructure costs relating to broadband speed upgrades.

        Cash used in financing activities for the nine months ended September 30, 2009 was £42.4 million compared to £59.6 million for the nine months ended September 30, 2008. Cash used in financing activities for the nine months ended September 30, 2009 primarily arose from principal payments on long term debt offset by new debt issuances and realized gains on derivatives. Cash used in financing activities for the nine months ended September 30, 2008 primarily represented principal repayments on long term debt and capital lease totaling £533.2 million offset by new borrowings under the convertible senior notes, net of financing fees, of £493.4 million.

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

        The remaining principal payments on our senior credit facility as of September 30, 2009 were scheduled as follows (in millions):

Date	Amount
September 30, 2010	£0.2
March 3, 2011	285.7
June 3, 2012	677.5
September 3, 2012	1,863.4
March 3, 2013	300.0

Total	£3,126.8

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

Senior Notes

        On June 3, 2009, Virgin Media Finance PLC, or Virgin Media Finance, issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016, collectively the 9.50% senior notes due 2016. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media. On July 21, 2009, we issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009.

        On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016. The 9.125% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on February 15 and August 15 of each year. The 9.125% senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media.

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

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Stable
Standard & Poor's	B+	Stable
Fitch	BB-	Stable

Cash Dividends

        During the year ended December 31, 2008 and the nine months ended September 30, 2009, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Nine months ended September 30, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1

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

Off-Balance Sheet Arrangements

        As of September 30, 2009 and 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of September 30, 2009, and the periods in which payments are due (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£5,802.8	£2.5	£2,827.4	£1,146.4	£1,826.5
Capital Lease Obligations	254.0	50.5	101.8	20.6	81.1
Operating Lease Obligations	327.8	56.8	97.7	70.6	102.7
Purchase Obligations	788.2	451.1	200.9	61.3	74.9
Interest Obligations	1,917.9	408.8	799.7	448.6	260.8

Total	£9,090.7	£969.7	£4,027.5	£1,747.5	£2,346.0

Early Termination Charges		£23.0	£9.5	£2.4	£—

        On July 21, 2009, we issued senior notes and used the net proceeds to make repayments on our senior credit facility as discussed under Liquidity and Capital Resources and Long Term Debt above. Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

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

        Also, substantially all of our revenues and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of September 30, 2009, £2,212.7 million, or 37.1% of our indebtedness, was denominated in U.S. dollars and £730.8 million, or 12.2%, of our indebtedness was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

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

        The following table provides information as of September 30, 2009 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
								Fair Value September 30, 2009
	2009	2010	2011	2012	2013	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$3,325.0	$3,325.0	$3,479.6
Variable rate	—	—	—	$445.1	—	—	$445.1	$425.1
Average interest rate				LIBOR plus 2.0-3.5%		6.726%
Average forward exchange rate				0.63		0.64
Euros
Fixed rate	—	—	—	—	—	€405.0	€405.0	€420.9
Variable rate	—	—	—	€402.2	—	—	€402.2	€384.1
Average interest rate				LIBOR plus 2.0-3.5%		9.083%
Average forward exchange rate				0.94		0.96
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£390.0
Variable rate	—	£0.2	£285.7	£1,895.1	£300.0	—	£2,481.0	£2,359.2
Average interest rate		LIBOR plus 1.25-3.125%	LIBOR plus 1.25-3.125%	LIBOR plus 2.125-3.625%	LIBOR plus 2.75%	9.750%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	—	$425.0	$445.1	—	$1,900.0	$2,770.1	$76.7
Average forward exchange rate			0.68	0.54		0.60
Average sterling interest rate paid			9.53%	US LIBOR plus 2.13%		9.56%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000	$1,000	£36.7
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	—	€225.0	€402.2	—	€180.0	€807.2	£98.6
Average contract exchange rate			0.92	0.69		0.88
Average sterling interest rate paid			8.90%	EURIBOR plus 2.16%		10.18
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount		£3,000.0	£200.0	£1,300.0	£300.0	—	£4,800.0	£(36.6)
Average sterling interest rate paid		2.18%	2.57%	3.07%	3.28%
Sterling interest rate received		LIBOR	LIBOR	LIBOR	LIBOR

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in the risk factors discussed under "Risk Factors" and elsewhere in our 2008 Annual Report, except for the following:

         The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

        The broadband internet, television, fixed line telephone and mobile telephone services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, the extension of local WiFi networks across greater distances, or WiMax, enhancements to existing mobile network technologies that increase capacity and speed such as Long Term Evolution, or LTE, internet protocol television, or future technological breakthroughs, may result in our core offerings becoming less competitive or render our existing products and services obsolete. We may not be able to develop new products and services at the same rate as our competitors or keep up with trends in the technology market as well as our competitors. The cost of implementing emerging and future technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing. Similarly, the deployment of new services, such as LTE services, in the spectrum frequencies in which we operate could have an impact on the existing services offered by us, with consequential impact on our business.

         Virgin Mobile relies on T-Mobile's network to carry its communications traffic.

        Virgin Mobile relies on its long term agreement with T-Mobile for voice, non-voice and other telecommunications services which we provide to our mobile customers, as well as for certain ancillary services such as pre-pay account management. If the agreement with T-Mobile is terminated or is required to be divested by T-Mobile by a regulator, or if T-Mobile fails to deploy and maintain its network, or if T-Mobile fails to provide the services as required under our agreement with it and we are unable to find a replacement network operator on a timely and commercial basis, if at all, we could be prevented from carrying on our mobile business or, if we found a replacement operator, we may be able to carry on our mobile business only on less favorable terms or provide less desirable services. Additionally, any migration of all or some of our customer base to a new operator would be in part dependent on T-Mobile and could entail potential technical or commercial risk. T-Mobile is also a customer of our business division. Any disagreements between T-Mobile and Virgin Mobile may affect our other relationships with T-Mobile.

         We continue to face amortization pressures under our senior credit facility. We may not be able to refinance our debt obligations or may be able to refinance only on terms that will increase our cost of borrowing.

        As of September 30, 2009, we had amortization payments of £0.2 million and £285.7 million due in 2010 and 2011, respectively. We expect to be able to address those payments through cash flow from operations and, if required, amounts then undrawn on our revolving credit facility. However, if we should need to secure additional funding, we may not be able to obtain financing or sell assets, at all or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

        As of September 30, 2009, we also had amortization payments of £2,540.9 million due in 2012. We do not expect to generate sufficient cash flow from operations to satisfy all of the 2012 payments. We expect to address this shortfall in advance thereof through a comprehensive refinancing of our senior secured debt, which may take place at any time before the amortization payments are due. Our ability to implement such a refinancing successfully is significantly dependent on sustained improvements in the debt markets. Even if the debt markets improve, the size of the amounts outstanding under our senior credit facility may be too large to be refinanced with senior bank debt and we may need to raise additional capital by doing one or more of the following:

  •
  raising additional debt other than senior bank debt, such as secured or unsecured high yield debt, on terms that may increase our cost of borrowing or result in more onerous terms;

  •
  selling or disposing of some of our assets, possibly on unfavorable terms; or

  •
  issuing equity or equity-related instruments that will dilute the equity ownership interest of existing stockholders.

        We cannot be sure that any of, or any combination of, the above actions would be available or sufficient to fund our debt obligations or that we will be able to refinance our debt obligations on favorable terms or at all.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

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
10.2
Service Agreement, dated as of July 3, 2009, between Virgin Media Limited and Neil Berkett (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.3
Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.4
Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and Neil Berkett (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.5
Amendment Agreement dated July 28, 2009, relating to the Employment Agreement dated as of August 4, 2008, between Virgin Media Inc. and Bryan Hall (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.6
Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.7
Amendment Agreement dated July 31, 2009, relating to the Employment Agreement dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.8
Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Robert Gale (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.9
Form of Amended Non-Qualified Stock Option Notice relating to Virgin Media 2009-2011 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.10
Service Agreement, dated as of September 16, 2009, between Virgin Media Limited and Eamonn O'Hare (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

Exhibit No.
10.11	Non-Qualified Stock Option Notice, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O'Hare (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.12
Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O'Hare (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.13
Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O'Hare (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.14
Third Amended and Restated Employment Agreement, dated as of September 15, 2009, between Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.15
Incentive Stock Option Notice, dated as of September 15, 2009, between Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.16*	Description of Change in Treatment of Employer National Insurance with Respect to Stock Option Awards.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: October 29, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: October 29, 2009	By:	/s/ ROBERT GALE Robert Gale Principal Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: October 29, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: October 29, 2009	By:	/s/ ROBERT GALE Robert Gale Principal Financial Officer