Form 10-K
period 2009-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2010-02-26
CIK 1270400, 1322791

Use these links to rapidly review the document

FORM 10K—Item 15(a)(1) and (2) VIRGIN MEDIA INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50886

VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	59-3778247 (I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863, New York, New York (Address of principal executive office)	10022 (Zip Code)
(212) 906-8440 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Series A Warrants to purchase shares of Common Stock	NASDAQ Global Select Market

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2009 based on the closing price for the registrant's common stock on the NASDAQ Global Select Market on such date, was $3,075,550,740.

           As of February 24, 2009, there were 329,411,542 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 25,769,060 shares of the registrant's common stock issuable upon the exercise of Series A warrants, 1,380,000 unvested shares of restricted stock held in escrow, and shares of the registrant's common stock issuable upon the conversion of its convertible senior notes.

           The Additional Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" on page 3 in this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VIRGIN MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

        In this annual report on Form 10-K, unless we have indicated otherwise, or the context otherwise requires, references to "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, and its subsidiaries, and Virgin Media Investments Limited, or VMI, and its subsidiaries).

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

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

  •
  possible losses of revenues or customers due to systems failures;

  •
  the ability to control unauthorized access to our network;

  •
  our reliance on third-party suppliers and contractors to provide necessary hardware, software or operational support;

  •
  the continued right to use the Virgin name and logo;

  •
  the ability to manage customer churn;

  •
  general economic conditions;

  •
  the ability to provide attractive programming at a reasonable cost;

  •
  the ability to implement our restructuring plan successfully and realize the anticipated benefits;

  •
  currency and interest rate fluctuations;

  •
  the ability to fund debt service obligations and refinance our debt obligations;

  •
  the ability to obtain additional financing in the future; and

  •
  the ability to comply with restrictive covenants in our indebtedness agreements.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in this annual report on Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited

        This annual report on Form 10-K (excepting financial statements responsive to Part IV, Item 15) covers both Virgin Media and VMIH, a company incorporated in England and Wales, with its registered office at 160 Great Portland Street, London W1W 5QA, United Kingdom, that is a wholly-owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of the unsecured senior notes issued by Virgin Media Finance. VMIH's guarantee of these notes is not deemed to be unconditional. VMIH is also one of the guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC in January 2010. VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media.

 Note Concerning Virgin Media Investments Limited

        VMI was formed on December 18, 2009, as a wholly owned subsidiary of VMIH. On December 30, 2009, VMI acceded as a senior subordinated guarantor of the unsecured senior notes issued by Virgin Media Finance, on the same terms as VMIH. As VMI's guarantees are not deemed to be unconditional, separate financial statements for VMI have been included in this annual report pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.

Financial Information and Currency of Financial Statements

        All of the financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

Historical Structure of the Company

        Virgin Media Inc., formerly known as NTL Incorporated, is a Delaware corporation and is publicly traded in the United States on the NASDAQ Global Select Market and in the United Kingdom on the London Stock Exchange.

        NTL Incorporated was incorporated in 1993 as a Delaware corporation and continued as a publicly traded holding company until February 1999. From February 1999 until January 10, 2003, NTL Incorporated was a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, referred to in this annual report as NTL Delaware, which was incorporated in February 1999 in order to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the United Kingdom, or the U.K., and Ireland, and was accomplished through a merger. NTL Incorporated's stockholders at the time became stockholders of the new holding company, NTL Delaware. The new holding company took the name NTL Incorporated until May 2000, when its name was changed back to NTL (Delaware), Inc.

        In May 2000, another new holding company structure was implemented in connection with the acquisition of the cable assets of Cable & Wireless Communications plc, or CWC (the operations acquired from CWC are called ConsumerCo), and was accomplished similarly through a merger. The stockholders of NTL Delaware became stockholders of the new holding company, NTL Delaware became a subsidiary of the new holding company, and NTL remained a subsidiary of NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to NTL.

        On January 10, 2003, NTL emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, NTL's former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with NTL and NTL Europe each emerging as independent public companies. We were renamed NTL Incorporated and became the holding company for the former NTL group's principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL Incorporated's former parent and some of its subsidiaries, including NTL Incorporated, were cancelled. NTL Incorporated issued shares of its common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock, to various former creditors and stockholders. As a result, NTL Incorporated is no longer affiliated with NTL Europe.

        On March 3, 2006, NTL Incorporated was renamed NTL Holdings Inc., and subsequently merged with a subsidiary of Telewest Global, Inc., or Telewest, by means of a reverse acquisition. The resulting entity was known as NTL Incorporated. The financial information included in this annual report on

Form 10-K for the period through March 3, 2006 are those of NTL Holdings Inc., which is now known as Virgin Media Holdings Inc. For the period since March 3, 2006 our information reflects the reverse acquisition of Telewest.

        On July 4, 2006, we expanded our product portfolio to include mobile telephony services with the acquisition of Virgin Mobile Holdings (UK) Limited, or Virgin Mobile, through a U.K. Scheme of Arrangement. In connection with the acquisition of Virgin Mobile we also entered into a license agreement with Virgin Enterprises Limited under which we are licensed to use certain Virgin trademarks within the U.K. and Ireland. We subsequently rebranded our consumer and a large part of our content businesses under the name "Virgin Media" in 2007. We also changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the corporate names of certain of our subsidiaries, including:

  •
  NTL Investment Holdings Limited, the principal borrower under our senior credit facility, to Virgin Media Investment Holdings Limited;

  •
  NTL Cable PLC, the issuer of our public bonds, to Virgin Media Finance;

  •
  NTL Group Limited, a principal operating subsidiary, to Virgin Media Limited;

  •
  Flextech Television Limited, our content subsidiary, to Virgin Media Television Limited;

  •
  NTL Communications Limited to Virgin Media Communications Limited; and

  •
  NTL Holdings Inc. to Virgin Media Holdings Inc.

        On February 11, 2010, we also rebranded our business division, ntl:Telewest Business, to Virgin Media Business.

 Corporate Structure and Governance

        The following chart shows the corporate structure of Virgin Media through which our primary operations are conducted. This is a condensed chart and it does not show all of our operating and other intermediate companies.

(1)
Virgin Media Inc. indirectly owns other non-material subsidiaries, which are not included in this chart.

(2)
Issuer of our convertible senior notes.

(3)
The entities which we refer to as the intermediate holding companies are Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited.

(4)
Issuer of our unsecured senior notes.

(5)
Virgin Media Investment Holdings Limited is the principal borrower under our senior credit facility. Substantially all of the assets of Virgin Media Investment Holdings Limited and its subsidiaries secure our senior credit facility and senior secured notes.

(6)
Issuer of our senior secured notes.

(7)
Virgin Media Limited is one of our principal operating companies, although significant portions of our operations are conducted though its subsidiaries.

(8)
Virgin Mobile Holdings (UK) Limited was acquired by us pursuant to a U.K. Scheme of Arrangement under Section 425 of the Companies Act on July 4, 2006.

        On October 1, 2009, our common stock was admitted to the Official List of the Financial Services Authority and commenced secondary trading on the main market of the London Stock Exchange under the ticker symbol "VMED." We did not issue any new common shares in connection with our London listing. The primary listing for the shares of our common stock is the NASDAQ Global Select Market.

Corporate Governance Statement

        We are committed to maintaining high standards of corporate governance and comply with the corporate governance regime of the U.S. State of Delaware and the applicable rules of the NASDAQ Global Select Market, the London Stock Exchange and the SEC. Information relating to our board, committees, corporate governance codes and practices are available on our website at www.virginmedia.com/investors under the heading "Corporate Governance."

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading provider of entertainment and communications services in the U.K., offering "quad-play" broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2009, we provided service to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, providing mobile telephone service to 2.2 million prepay mobile customers and nearly one million contract mobile customers over third party networks. As of December 31, 2009, approximately 60.5% of residential customers on our cable network were "triple-play" customers, receiving broadband internet, television and fixed line telephone services from us, and approximately 10.7% were "quad-play" customers.

        In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also provide a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates our wholly owned channels, such as Virgin1, Living and Bravo; and through UKTV, our joint ventures with BBC Worldwide.

        In 2009, we implemented a new operating model for our organization, and made corresponding revisions to our internal reporting structure and the related financial information used by our management, including our chief operating decision maker, to assess the performance of our business. As of December 31, 2009, our operating segments were as follows:

  •
  Consumer:  Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided through Virgin Mobile.

  •
  Business:  Our Business segment includes the voice and data telecommunication and internet solutions services we provide through Virgin Media Business to businesses, public sector organizations and service providers.

  •
  Content:  Our Content segment includes the operations of our wholly owned television channels, such as Virgin1, Living and Bravo. Although not included in our Content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide. On April 1, 2009, we sold our sit-up reporting unit which operated a portfolio of auction based retail television channels and was formerly included within our Content segment.

        For financial and other information on our segments, refer to note 18 to the consolidated financial statements of Virgin Media Inc. included elsewhere in this annual report.

Recent Developments

        On January 19, 2010, we issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to

Regulation S under the Securities Act. The notes were issued by our wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.5% senior secured notes due 2018 and £875 million of 7.0% senior secured notes due 2018, collectively referred to as the senior secured notes. The net proceeds from the issuance of the senior secured notes were used to prepay a portion of the outstanding loans under our senior credit facility, reducing the outstanding amounts due under our senior credit facility to approximately £1.6 billion equivalent as of January 29, 2010.

        The senior secured notes rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security as granted in favor of our senior credit facility. For more information about our senior secured notes, see "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Senior Secured Notes."

Available Information and Website

        Our principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and our telephone number is (212) 906-8440. Our U.K. headquarters are located outside of London, England in Hook, Hampshire. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the SEC's website at www.sec.gov and on our website at www.virginmedia.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The investor relations section of our website can be accessed under the heading "About Virgin Media—Investors Information." The information on our website is not incorporated into our SEC filings.

Our Business

Our Cable Network Advantage

        Uniquely in the U.K., our network architecture includes hybrid fiber coax, or HFC, with optical fiber deployed to street cabinets, and a twinned cable, consisting of both high-capacity coaxial cable and twisted copper-pair elements, extending from the street cabinet to the customer's home. We believe that this deployment of coaxial cable directly to the home closer to the end user, or deep fiber access, provides us with several competitive advantages in the areas served by our network. For example, our cable network allows us to concurrently deliver downstream broadband services, together with real-time television and video-on-demand content, at higher speeds and with less data loss than comparable services of other providers. Our competitors are reliant on the access infrastructure of the former state incumbent, BT Group plc, or BT, which typically relies on copper-pair technology from the local exchange to the customer's home. Service providers using DSL technology over BT's existing network can currently only provide video services subject to capacity limits which can affect data download speeds. Our cable network also offers benefits over the infrastructure of satellite service providers, which are unable to offer interactive services in the absence of a fixed line telephone connection, using third party access infrastructure. By contrast, our cable infrastructure allows us to provide "triple-play" bundled services of broadband internet, television and fixed line telephony services to residential customers in areas served by our network, without relying on a third-party service provider or network. See "—Our Network" below for more detailed information relating to our network.

Consumer Segment

Cable Products and Services

        We provide cable broadband internet, television and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Our cable services are distributed via our wholly owned, local access cable network. Our cable network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. We offer our customers a choice of several packages and tariffs within each of our cable product categories. Our bundled packaging and pricing are designed to encourage our customers to purchase multiple services across our product portfolio by offering discounts to customers who subscribe to two or more of our products. The types and number of services that each customer uses, and the prices we charge for these services, drive our revenue. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. As of December 31, 2009, 85.2% of our cable customers received multiple services from us and 60.5% were "triple-play" customers, receiving broadband internet, television and fixed line telephone services from us.

Broadband Internet

        We deliver high-speed broadband internet services to customers on our cable network. As of December 31, 2009, we provided cable broadband services to approximately 3.8 million subscribers. In 2009, we completed significant upgrades to our network, including the network-wide roll-out of the latest DOCSIS 3.0 technology, which significantly increased upstream and downstream data transmission speeds across our network. Following these network upgrades, in July 2009, we became the first provider to offer download speeds of up to 50 Mbps to over 12 million homes across the U.K. In May 2009, we also initiated preliminary trials of download speeds of up to 200 Mbps and upload speeds of up to 10 Mbps within limited geographic areas.

        Our broadband internet offering currently focuses on three tiers of high-speed broadband service at download speeds of up to 10 Mb, 20 Mb and 50 Mb, respectively. Our customers within each of these tiers also benefit from unlimited downloads, subject to our fair usage and traffic management policies, and advanced security software, including anti-virus and anti-spyware protection. In 2009, we also increased our focus on developing additional products to complement our broadband offering, such as our online data storage service, which allows our top tier subscribers to back-up, store and share specified amounts of data and photographs online for no additional charge. We also expect to launch a digital music service in 2010, which will allow our cable broadband customers to stream and download an unlimited number of music tracks from Universal Music's catalogue for a monthly subscription fee.

        We operate a web portal, virginmedia.com, which offers a broad range of content, such as music, games, movies and television programming, including near-live clips of English football highlights. In December 2009, we introduced an online gaming channel to our web portal, which was followed in January 2010, by the launch of a music channel, offering streaming video content. Our customers are also able to access their email accounts and customer care information through our website. We generate revenue from our website, primarily from third-party advertising and search engines. We also use the website to cross-promote our product portfolio.

Television

        We offer a wide range of television services to customers on our cable network. As of December 31, 2009, we provided cable television services to approximately 3.7 million residential subscribers, of which approximately 3.6 million received our digital television, or DTV service and approximately 87,000 received our analog television, or ATV, service.

        Our DTV service includes access to over 160 linear television channels, advanced interactive features, and a range of premium subscription-based and pay-per-view services. From June 2009, our subscription-based premium television services have been provided by our Luxembourg subsidiary, Future Entertainment Sarl, trading as Virgin Media Entertainment. We offer a free-to-air digital television service, or Free TV, to certain customers on our cable platform. Our Free TV service provides access to approximately 45 linear channels and radio services such as Virgin1, Five US, Five, E4 and Yesterday. In addition to our linear television services, which allow our customers to view television programming at a scheduled time, our DTV and Free TV customers also have access to certain digital interactive services, including one of the most comprehensive video-on-demand, or VOD, services in the U.K. See "Virgin TV On Demand" below. We also provide ATV services to customers in limited geographic areas.

        Our cable network enables us to deliver a broad range of digital interactive services, including games, news, entertainment and information services, from an on-screen menu. We also offer interactive "red button" applications from the BBC and other commercial broadcasters. "Red button" functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services, including multiple broadcasts. For example, in a Wimbledon tennis broadcast, a customer can press the red button and choose which match to watch.

  Virgin TV On Demand

        Our VOD service, Virgin TV On Demand, provides our customers with instant access to a wide selection of premium movies, television programs and series, music videos and other on-demand content. The service offers features such as freeze-frame, fast-forward and rewind, which allow our customers increased control over the content and timing of their television viewing. Additionally, our cable network enables us to provide VOD content to our customers with no concurrent degradation of their broadband speed. As of December 31, 2009, we had over 4,500 hours of on-demand content. In 2009, our VOD usage increased to 74 million average monthly views in the fourth quarter, up from 55 million average monthly views in the first quarter. We believe that customers who use our VOD service are less likely to churn.

        The primary types of content available within Virgin TV On Demand are TV programming, movies and music videos. A selection of content is available free of charge to all of our DTV customers. This is primarily focused within our 'catch-up' TV service which offers approximately 480 hours of popular broadcast TV shows. We also offer BBC iPlayer as part of our on-demand service, which enables viewers to catch-up on over 350 hours of BBC programs. In 2009, we expanded our VOD offering with content from ITV plc, or ITV, one of the largest commercial broadcasters in the U.K., including the addition of up to 80 hours of catch-up TV per week.

        We offer our DTV customers a subscription VOD, or SVOD, package, including up to 2,300 episodes of premium TV programming and over 3,000 music videos. Our SVOD package is provided free of charge to subscribers to our top tier TV package and is available for an additional monthly fee to our other DTV customers. In 2009, we expanded our SVOD offering with the launch of 'PictureBox,' a subscription movie-on-demand service, offering premium movie content in both standard and high definition format, and the addition of over 250 hours of TV programming from ITV. All of our DTV customers also have access to pay-per-transaction content, including approximately 500 movies and our entire library of music videos. Pay-per-transaction movies and music are available for 24 hours after purchase and may be accessed multiple times during that period for a single fixed charge.

  High Definition Television

        In 2009, we expanded our high definition, or HD, television offering with the introduction of six linear HD channels: ESPN HD, LIVING HD, FX HD, MTV Networks HD, National Geographic Channel HD and C4 HD. We also offer HD versions of BBC linear and on-demand content. As of December 31, 2009, we offered approximately 260 hours of HD content on Virgin TV On Demand, including BBC iPlayer, HD films and a range of HD TV programming such as Generation Kill, The Sopranos and Planet Earth. Our HD content is available to our DTV and Free TV customers.

  Digital Video Recorders

        We offer one of the most advanced digital video recorders, or DVRs, in the U.K. Set-top boxes equipped with DVRs digitally record television programming to a hard disk in real-time, which allows customers to pause or rewind the program at any point during or after broadcast. The Virgin Media DVR, which is called the "V+ Box", is available to our DTV customer base for a premium monthly rental option or an up-front payment as part of our top tier package. The V+ Box has 160 Gigabytes of hard disk storage space (up to 80 hours of broadcast television), is HD-enabled and has three tuners, allowing viewers to record two programs while watching a third. Our V+ Box customers with an HD-compatible television can also access our HD on-demand content. As of December 31, 2009, we had approximately 862,000 V+ Box customers, representing 23.6% of our digital subscribers.

        In 2009, we entered into a strategic partnership with TiVo Inc., or Tivo, to develop a next generation set-top box which provides converged television and broadband internet capabilities. Under the agreement, TiVo will become the exclusive provider of user interface software for our next generation set-top boxes and we will become the exclusive distributor of TiVo services and technology in the United Kingdom.

Fixed Line Telephony

        We provide local, national and international telephony services to our residential customers on our cable network. We offer a basic line rental service to our cable customers for a fixed monthly fee. In addition to basic line rental, we also offer tiered bundles of features and services, including calling plans that enable customers to make unlimited national landline calls during specified periods, for an incremental fixed monthly fee. Our customers may also subscribe to additional services such as call waiting, call blocking, call forwarding, three-way calling, advanced voicemail and caller line identification services for an additional fee. As of December 31, 2009, we provided cable telephony services to approximately 4.1 million residential subscribers.

Mobile Products and Services

        We provide mobile telephony services through Virgin Mobile, a leading mobile virtual network operator in the U.K. As a mobile virtual network operator, or MVNO, Virgin Mobile provides mobile telephony services to its customers over cellular networks owned by third parties. Our customer base comprises both pre-pay customers, who top up their accounts prior to using the services and have no minimum contracted term, and contract customers, who subscribe to our services for periods ranging from a minimum of 30 days up to 24 months. As of December 31, 2009, we had approximately 3.2 million mobile telephony customers, of which approximately 950,000 were contract customers.

        We offer a broad range of mobile communications products and services, including mobile voice services and data services, such as SMS, picture messaging, games, news and music services. We also offer mobile broadband services which complement our fixed broadband offering. Our services are delivered over 2G, 2.5G, 3G and 3.5G platforms provided by our network partner, T-Mobile.

        In 2009, we continued to focus on increasing our proportion of higher value contract customers, improving access to content via our mobile platform, and expanding our range of higher value mobile handsets. We continued to promote the use of our mobile platform to view internet and television content, by introducing features such as easier access to social networking applications via the mobile handset. In September 2009, we announced a new multiplatform agreement to carry Walt Disney content on our television, broadband and mobile platforms. We plan to make additional music and video content available via our mobile platform in 2010 and have introduced pricing bundles structured to promote the use of multimedia platforms among our mobile customers.

Non-cable Products and Services

        We also provide broadband and telephone services to residential customers outside of our cable network, or non-cable customers, over third-party telecommunications networks. Our non-cable broadband internet services are provided via BT's local access network and unbundled BT exchanges from Cable & Wireless plc, or C&W. We offer various price and feature packages, including broadband service of up to 16 Mbps. As of December 31, 2009, we had approximately 265,700 non-cable broadband subscribers. We also provide fixed line telephone service to non-cable customers via BT's local access network. As of December 31, 2009, we provided non-cable fixed line telephone service to approximately 139,800 subscribers.

Marketing and Sales

        Our consumer strategy focuses primarily on marketing bundled offerings of products and services across our "quad-play" portfolio to existing and potential customers. Our bundling strategy provides our customers with discounts from the price of buying our services separately and the convenience of a single bill. We believe that customers who subscribe to multiple services from us are less likely to churn. We also actively pursue opportunities to cross-sell complementary services across our product range and up-sell higher value services to our existing customers.

        We offer our consumer products and services through a broad range of retail channels, including via telesales, customer care centers, online and points of sale. We also engage in direct marketing initiatives through a dedicated national sales force of approximately 250 representatives, as well as comprehensive national and regional mass media advertising initiatives. In 2009, we significantly expanded our portfolio of own brand stores with the opening of 26 Virgin Media branded retail stores and the introduction of 23 Virgin Media branded shopping center kiosks. Our own brand stores and kiosks offer a complete range of our consumer products and services and, on average, more than half of customers that subscribed to our services at one of our own brand stores during 2009 took one of our triple-play or quad-play product bundles. As of December 31, 2009, we had in aggregate 49 own brand stores and 23 kiosks.

        In February 2010, we announced our agreement with leading electronics retailer, Best Buy, to showcase and sell Virgin Media products in their stores in the U.K., which are expected to open in the second quarter of 2010. We also offer primarily our mobile telephony products through approximately 4,300 third party sales outlets in the U.K., including approximately 1,300 specialist outlets of our distribution partners, such as Carphone Warehouse and Phones 4U. In addition, we offer SIM-only products and mobile airtime vouchers through independent retailers across the U.K.

Customer Service

        We believe that effective customer service contributes to customer satisfaction, which results in reduced churn and improved acquisition rates of new customers. As of December 31, 2009, we employed approximately 2,450 staff for our cable and non-cable call centers, and approximately

500 staff for our mobile telephony call centers, in the U.K. We also use outsourced consumer call centers in the U.K., India and South Africa.

Business Segment

        Our Business segment, managed through Virgin Media Business (formerly ntl:Telewest Business), offers a broad portfolio of voice, data and internet solutions to commercial customers in the U.K., ranging from analog telephony to managed data networks and applications. Through Virgin Media Business, we provide services to approximately 65,000 U.K. businesses and over 250 local councils. We also supply communications services to over half of the U.K.'s emergency services providers.

Products and Services

Voice

        We offer a comprehensive range of voice products, from analog and digital services to converged internet protocol, or IP, telephony solutions. Our business voice solutions include basic features, such as call divert and voicemail, as well as innovative products such as Centrex, which provides switchboard-like capability that is managed from our telephone exchange, offering our customers a cost-effective, scalable alternative to a premise-based system.

Data and Internet Services

  Converged Solutions

        Our converged solutions use a single network to transport voice, data and video, allowing our customers to benefit from cost synergies. Additionally, we offer services such as IP virtual private networks, which enable our customers to prioritize bandwidth for different types of traffic so that more time sensitive data or critical application data is transported with priority, providing increased flexibility and control over data management. Our extensive network reach also enables us to offer large or dispersed organizations the ability to effectively link sites across the U.K. using a wide range of access technologies, supporting services such as voice and video conferencing, instant messaging and file transfers.

  Ethernet

        As a market leader in Ethernet solutions in the U.K., the Virgin Media Business Ethernet network has approximately 330 Ethernet nodes and is capable of carrying a variety of services and high bandwidth applications simultaneously. We have been delivering Ethernet services for over 10 years and have achieved both Metro Ethernet Forum, or MEF 9 and MEF 14 accreditation, ensuring our Ethernet product portfolio can support stringent real-time communications applications, including voice over IP, or VOIP, and HD-quality videoconferencing. We offer a range of products from local area network extensions to managed wide area Ethernet networks, providing our customers with high bandwidth and flexible solutions, including market-leading point to multi-point services.

  Applications and Services

        As an overlay to network products, we also offer applications, such as IP CCTV and video-conferencing, and managed services, such as information security services, designed to increase flexibility and reduce costs to our customers.

Marketing, Sales and Customer Service

        Our marketing, sales and customer service initiatives are structured around the differentiated needs of our retail and wholesale customers. Our retail customer base is comprised of private and public sector businesses, while our wholesale customers include primarily mobile and fixed-line service providers, systems integrators, or SIs, and internet service providers, or ISPs.

Retail Customers

  Private Sector

        Our private sector retail services focus on the telecommunications needs of small businesses to large, national corporations. Centralized telephone account managers serve small organizations (with 50 to 99 employees), while regionally-located account, service and project management teams, supported by pre-sales technical consultants, provide service to medium and large U.K. businesses (with over 100 employees). We believe that our local presence and the resulting level of service we provide is a key differentiator in this mid-market segment, and that the benefits of this strategy are reflected in the long-term relationships held with many of our private sector customers.

  Public Sector

        Our public sector retail services are structured around industry-specific segments, such as local government, education, health and emergency services. This enables us to provide sector-specific expertise where an understanding of the drivers and procurement processes of publicly funded organizations are necessary for efficient deployment of communications solutions. We believe that the inclusion of Virgin Media Business as an approved supplier under various government framework agreements acts as both an enabler of growth of our market share in this sector and an endorsement of our track-record, commitment and capability to offer value to publicly funded organizations.

Wholesale Customers

        Our wholesale services are structured around the network requirements of the different types of service providers. Specialized account and service management teams support carriers, mobile operators, SIs and ISPs. We provide predominantly data connectivity services, both in terms of local access and core networks, including high bandwidth connections between a site and the core network.

Content Segment

        Our Content Segment, managed through Virgin Media TV, provides non-premium television channels to the U.K. multi-channel broadcasting market. As of December 31, 2009, Virgin Media TV offered seven genre-based entertainment channels and six additional time-shifted, or "multiplexed," channels which provide a time-delayed rebroadcast of content on our channels. The Virgin Media channel portfolio includes Virgin1, Living, Bravo, Challenge and Challenge Jackpot.

        Virgin Media also owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide. Together, Virgin Media TV and the UKTV Group are the largest supplier of basic pay channels to the U.K. pay television market. UKTV operates ten channels, including G.O.L.D., Yesterday, Eden, Alibi, Blighty, Good Food and Dave, as well as associated multiplexed channels.

        On April 1, 2009, we sold our sit-up reporting unit which operated a portfolio of auction based retail television channels and was formerly included within our Content segment. We formerly participated in a joint venture with Setanta Sports Limited and Setanta Sport Holdings Limited for the production of a 24-hour sports news channel, Setanta Sports News. However, in June 2009, Setanta Sports Limited and Setanta Sport Holdings Limited commenced proceedings for administration and receivership, respectively. As a result, Setanta Sports News ceased to broadcast with immediate effect. Following discussions with the administrator and the receiver, we agreed terms for the dissolution of the joint venture in February 2010.

        Virgin Media TV generates revenues largely on advertising and subscription revenues from the television programming it supplies to the U.K. multi-channel television market. The Virgin Media TV channels and UKTV channels are available via a number of platforms, including our own analog and digital platforms and a third-party satellite digital platform. The channels generate revenue by the sale of airtime and sponsorship to advertisers and advertising agencies managed through our wholly-owned advertising sales subsidiary, Interactive Digital Sales Limited, or IDS. Most channels also generate distribution revenue based on either the number of customers subscribing to programming packages carried by the relevant platform operators or a fixed monthly fee. Virgin Media TV and UKTV are also represented on Freeview, a U.K. free-to-air digital television service, with the channels Yesterday, Dave and Virgin1 available to Freeview viewers as well as subscribers to all multi-channel platforms.

Our Network

        We deliver high-speed voice and data services over our HFC network using Data Over Cable Service Interface Specification 3.0, or DOCSIS 3.0. Our deep fiber access network enables us to transmit data by means of fiber optic cable from origination points known as "headends" and "hubs" to a group of distribution "nodes." The connection into each home from the fiber access network comprises two components combined into a single drop cable. First, to provide television services and high-speed broadband internet access, we use high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on-demand TV services as well as high-speed broadband services. We currently offer download speeds of up to 50 Mbps via coaxial cable, and have trials underway with respect to download speeds of up to 200 Mbps. Second, we use short length twisted copper-pair to connect fixed line telephony services to our fiber access network. Our relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest Very High Speed Digital Subscriber Line 2, or VDSL2, broadband technologies, enabling speeds of up to 50 Mbps downstream and 10 Mbps upstream. As a result of the extensive use of fiber in our access networks, we are also able to provide high-speed Ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks.

        We believe that our deep fiber access network has enabled us to take a leading position in the roll-out of next generation broadband access technologies in the U.K. In 2009, we completed significant upgrades to our network, including the network-wide roll-out of the latest DOCSIS 3.0 technology, which significantly increased upstream and downstream transmission speeds across our network. We also invested in extending our network and upgrading from analogue to digital in select urban areas where a significant level of traffic is anticipated. In 2009, we upgraded or extended our network to provide "triple play" cable capability to over 100,000 additional homes. As of December 31, 2009, approximately 96% of the homes served by our cable network could receive all our broadband, digital television and fixed line telephone services.

        We also employ a variety of alternative methods to connect our national telecommunications network over the "last mile" to the premises of customers located beyond the reach of our cable network, including by leasing circuits and DSL connections on the local networks of other service providers.

        Our mobile communication services are provided over cellular networks owned by third parties. Our main mobile network provider is T-Mobile. We also use networks owned by other partners to provide some ancillary services. T-Mobile currently operates 2G, 2.5G, 3G and 3.5G networks in the U.K.

Information Technology

        The operation and support of our information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. We are also continuing to decommission or consolidate a number of diverse software applications and hardware platforms in order to reduce our dependency on high cost external support and management services. In 2009, we also completed the in-sourcing of services from one of our outsourced providers, as part of our plan to consolidate systems and partners.

Competition

Consumer Segment

        We face intense competition from a variety of entertainment and communications service providers, which offer comparable broadband internet, television, fixed line telephony and mobile telephony services. In addition, technological advances and product innovations have increased, and will likely continue to increase, the number of alternatives available to our customers from other providers and intensify the competitive environment. See "Risk Factors—We operate in highly competitive markets." However, we believe that we have a competitive advantage in the U.K. residential market due to the superior technical capabilities of our cable network over the network of the incumbent BT, which many of our competitors rely on to provide their services. We also face intense competition in the mobile telephony market, primarily driven by increased pricing pressure from both established and new service providers, evolving customer needs and technological developments.

        We offer most of our products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. We offer broadband internet, fixed line telephony and mobile telephony and data services throughout the U.K., and currently offer television services exclusively in areas served by our cable network. Key recent developments among our primary competitors include:

  •
  BT Group plc.  BT offers fixed line telephone, broadband and IP-based television services. In 2009, BT commenced roll-out of fiber-based broadband, with coverage expected to reach up to four million homes by the end of 2010, and in aggregate up to 10 million homes by 2012. While the full implementation of this £1.5 billion program has been made subject to the continued existence of favorable regulatory conditions, it is intended to deliver a range of services using a mixture of fiber-to-the-premise or fiber-to-the-cabinet technology, to approximately 2.5 million homes and 7.5 million homes, respectively. During 2009, BT began offering customers within enabled areas broadband download speeds of up to 20 Mbps via next generation Asymmetric Digital Subscriber line, or ADSL2+, technology. BT also continued to expand its library of on-demand programming through a number of agreements with content partners for its IP pay television service, BT Vision.

  •
  British Sky Broadcasting Group plc.  BSkyB, an established competitor in the pay television market, offers aggressively discounted triple-play bundles of broadband, television and fixed line telephone services. BSkyB currently has a limited "push" VOD service, branded Sky Anytime, pursuant to which content is downloaded to compatible DVRs overnight, but has announced its intention to launch a "pull" VOD service in 2010, which will allow BSkyB to provide a real-time VOD offering. In 2009, BSkyB focused its marketing campaigns heavily on the benefits of HD television and began offering its HD-enabled DVR to subscribers at a substantially reduced cost, or free of charge. In 2010, the BSkyB HD DVR was available free of charge with its basic television package. BSkyB has also announced its intention to launch a three-dimensional, or 3D, television channel in 2010.

  •
  Carphone Warehouse Group plc.  Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand. In July 2009, TalkTalk completed the acquisition of Tiscali's U.K. broadband business, making it the U.K.'s largest residential broadband provider.

    During 2009, Carphone Warehouse continued to pursue an aggressive pricing policy for its TalkTalk fixed telephone line and broadband bundle by standardizing the package and offering "Boost" packages (including higher download speed and additional voice calls), which are each available at a fixed incremental cost per month. In 2009, Carphone Warehouse announced its intention to demerge its TalkTalk operations with effect from March 2010. Following the demerger, the resulting entities, TalkTalk Telecom Group PLC and New Carphone Warehouse PLC (to be renamed Carphone Warehouse Group plc), will compete in the markets for broadband and fixed line telephony, and mobile telephony, respectively.

  •
  Orange.  Orange offers mobile telephony, mobile broadband, fixed line telephony and broadband services. In 2009, Orange launched broadband speeds of up to 20 Mbps for those in an enabled area and began offering a leading, high-end smartphone, currently available on limited networks in the U.K. In August 2009, France Telecom and Deutsche Telekom announced the intention to merge Orange UK and T-Mobile UK as a 50/50 joint venture, subject to applicable regulatory approvals. If completed, the merger would likely result in increased market share and power of the combined entity primarily in the mobile telephony market.

  •
  O2.  O2 offers mobile telephony, mobile broadband and fixed line broadband services. In 2009, O2 focused its mobile offering around smartphones, attractively priced SIM-only tariffs and its customer loyalty program. O2 also continued its aggressive pricing strategy on its home broadband packages and recently announced its intention to enter the fixed line telephony market in March 2010.

Broadband Internet

        Our most significant competitor in the market for broadband internet services is BT, which provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service. An increasing number of companies, such as BSkyB, Carphone Warehouse (TalkTalk), Orange and O2, are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT's network. LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment. Competitors may use new alternative access technology such as ADSL2+, which provides subscribers with significantly faster download speeds when compared to traditional ADSL connections.

        In addition to the increasing competition and pricing pressure in the broadband market arising from LLU, mobile broadband and technological developments, such as long term evolution, or LTE, and 3G mobile technology, other wireless technologies, such as Wi-Fi and Wi-Max, may subject us to increased competition over time in the provision of broadband services.

Cable Television

        Our digital television services compete primarily with those of BSkyB. BSkyB is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to both standard definition and HD versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is therefore both our principal competitor in the pay television market, and an important supplier of premium television content to us.

        Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include traditional analog channels as well as BBC HD and ITV1 HD. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. Freeview also offers a range of DVRs under the brand "Freeview+". Residential customers may also supplement Freeview DTT offerings by subscribing to additional content through Top Up TV. Top Up TV is a pay television service offering selected programs, which are typically downloaded to the set-top box overnight, for a fixed fee to subscribers who receive Freeview and have purchased a Top Up TV DVR.

        There is also a growing demand for full-length video content via broadband connections to the personal computer. Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers. In 2008, the BBC launched an initiative know as Project Canvas, to develop technical standards to enable content typically accessed via a computer on the internet to be delivered directly to the television. Project Canvas is intended to provide an open platform, allowing any broadcaster to make its content available via Project Canvas enabled set-top boxes. Participants in the Project Canvas joint venture include ITV, C4, Five, BT and Talk Talk. If Project Canvas is implemented in its current proposed form, in which adoption of a prescribed interface is a condition for competing platforms to use the "Canvas" brand, the availability of a standardized broadband-enabled television platform may result in increased competition for pay television broadcasters. In December 2009, the BBC Trust published a consultation on its provisional decision to approve BBC's participation in the project. We have responded to this consultation and are proactively engaged with the BBC Trust and key policy makers to ensure that Canvas does not distort effective competition.

        BBC and ITV also offer a free-to-air digital satellite alternative to Freeview DTT service, known as Freesat. Freesat offers approximately 85 subscription-free channels, including select high definition channels such as BBC HD and ITV HD. Freesat channels are delivered to the home through a separately purchased satellite receiver. Freesat also offers a range of DVRs under the brand "Freesat+".

        Residential customers may also access digital television content by means of internet protocol television, or IPTV. BT Vision, a combined DTT and VOD service offered by BT over a DSL broadband connection, is available throughout the U.K. BSkyB also offers a VOD service over a broadband connection, Sky Player TV, which provides live streamed TV and VOD on a subscription basis.

        The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via cable, digital satellite, DTT or DSL. However, when ATV transmission is terminated, the DTT signal and network may be strengthened. This will enable DTT to be made available to additional customers' homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

        The communications industry is constantly evolving and there are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our DTV and VOD services. These include DSL services mentioned above and next generation LTE services. We expect continued advances in communications technology and in content, such as 3D TV. As a result of changes in technologies, consumer behavior, and in the regulatory and competitive environments, it is difficult to predict how our operations and businesses may be affected in the future.

Fixed Line Telephony

        We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position as the incumbent. We also compete with other telecommunications companies that provide telephone services directly, through LLU, or indirectly, including Carphone Warehouse (TalkTalk), BSkyB, and mobile telephone operators such as O2, Orange, T-Mobile, Vodafone and 3 UK.

        We also compete with mobile telephone networks that offer consumers an alternative to fixed line telephone services. Mobile telephone services also contribute to the competitive price pressure in fixed line telephone services.

        In addition, we face competition from companies offering VoIP services using the customer's existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange. These services generally offer free calls between users of the same service, but charge for calls made to fixed line or mobile numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or based on usage.

Mobile Telephony

        In the mobile telephony market, we face direct competition from mobile network operators, or MNOs, such as O2, Orange, T-Mobile, Vodafone and 3 UK, and other mobile virtual network operators, such as Tesco Mobile, Lebera, Carphone Warehouse and ASDA. We also compete with fixed line telephone operators and VoIP providers.

Business Segment

        The U.K. business telecommunications market is characterized by strong competition and ongoing consolidation. Competition in the U.K. business telecommunications market continues to be value driven, the key components of which are quality, reliability and price.

        Virgin Media Business competes primarily with traditional network operators, such as BT and C&W. BT represents the main competitive threat nationally due to its network reach and product portfolio. We also compete with regional providers, such as COLT Telecom Group plc, or COLT Telecom, which have a strong network presence within limited geographic areas. Recently, we have faced increasing competition from the launch of services by MNOs targeting small business customers.

        Within retail markets, traditional competitors are becoming increasingly focused, with organizations such as C&W targeting larger national and multi-national corporations. We continue to focus on small, medium and large nationally oriented businesses and public sector organizations. SIs, such as Affiniti, a trading name of Kingston Communications (Hull) Plc, are also becoming an increasing competitive threat, as large organizations continue to focus on IT integration, management and outsourcing.

Content Segment

        Virgin Media TV's television programming competes with other broadcasters and its advertising revenues are dependent on market share. Our most significant competitor in the content market is BSkyB. Virgin Media TV competes for program rights with broadcasters transmitting similar channels. As a result of this and competition for a limited number of well-known program rights, the price of these program rights is increasing and could increase further, thereby limiting Virgin Media TV's ability to purchase that programming for transmission on its channels or adversely affecting the profitability of its channels. UKTV, Virgin Media's joint ventures with the BBC, could be affected by similar factors, although this is less likely due to a 'first look' program agreement with the BBC.

        Virgin Media TV's advertising sales department, IDS, competes with the sales departments of BSkyB, ITV, Channel 4 and Five. Consolidation in the advertising sales market could have an adverse effect on IDS's ability to sell advertising at attractive rates.

 Regulatory Matters

Overview

Legislative Framework

        Our business activities are subject to the laws and regulations of the European Union and the U.K. The descriptions which follow are summaries and should be read in conjunction with the texts of the relevant directives, statutes and regulations.

        The primary legislation relating to our sector is the U.K. Communications Act 2003, or the Communications Act. The Communications Act regulates all forms of communications technology, whether used for telecommunications or broadcasting, and implements a series of relevant European Union, or EU, directives, as set out below:

  •
  Directive 2002/21 on a common regulatory framework for electronic communications networks and services;

  •
  Directive 2002/20 on the authorization of electronic communications networks and services;

  •
  Directive 2002/19 on access to and interconnection of electronic communications networks and associated facilities; and

  •
  Directive 2002/22 on universal service and users rights relating to electronic communications networks and services.

        These directives are supplemented by EU Directive 2002/58, concerning the processing of personal data and the protection of privacy in the electronic communications sector, which was implemented in the U.K. by the Privacy and Electronic Communications Regulations 2003. Collectively, the preceding five EU directives are referred to as the European Framework.

        In December 2009, the European Parliament amended the European Framework to provide for enhanced consumer and business protection measures and adopted a new directive establishing an EU-wide communications regulatory body. These reforms are required to be transposed into law in the U.K. by June 2011.

        We are also subject to regulation under the U.K. Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation, including the Competition Act and the Enterprise Act.

U.K. Regulatory Authorities

        The U.K. Office of Communications, or Ofcom, is the key regulatory authority for the communications sector in which we operate. Additionally, the U.K. Office of Fair Trading has concurrent jurisdiction with respect to competition matters relating to electronic communications. Ofcom is responsible for furthering the interests of consumers by promoting competition. In particular, Ofcom is responsible for regulating the behavior of providers of electronic communications networks or services that have significant market power, or SMP, in identified markets, which may have a harmful influence on competition and consumers. A provider is deemed to have SMP if it has a position of economic strength affording it the power to act independently of competitors and customers within a given market.

Development of the U.K. Digital Economy

        In June 2009, the U.K. government published a report setting out its strategy for the further development of the digital and communication sectors in the U.K., know as the Digital Britain Report. The Digital Britain Report outlines proposals, addressed to both regulators, such as Ofcom, and industry, to support and develop the U.K. digital economy. Key proposals in the area of telecommunications include:

  •
  a three year plan to boost digital participation;

  •
  universal access to broadband connections of 2 Mbps by 2012;

  •
  the creation of a fund, via taxation, to deliver next generation broadband;

  •
  liberalization of spectrum to further the deployment of long term evolution, or LTE, services; and

  •
  legal and regulatory proposals to curb digital piracy.

        In November 2009, the U.K. government published the Digital Economy Bill, which is intended to give effect to the majority of the proposals in the Digital Britain Report requiring primary legislation. The Digital Economy Bill covers a number of the recommendations under the Digital Britain Report, including measures to address illicit file sharing, and new duties of Ofcom to promote investment in networks and public service content, and to expand its reporting duties. We intend to engage closely with the relevant authorities on the design and implementation of these measures, in particular with respect to the universal access and next generation proposals and initiatives to combat illicit file sharing.

        As part of the Digital Britain program, the U.K. government is also undertaking a number of consultations on detailed issues, including with respect to new approaches to the use and allocation of wireless radio spectrum and the next generation broadband fund. We are actively engaged in the consultation processes related to our business activities. For example, in response to the consultation on spectrum modernization, we have engaged with relevant U.K. governmental authorities and industry stakeholders active in the U.K. and the EU to promote our position that future uses of spectrum should not be implemented in a manner which has a significant adverse impact on the existing activities or equipment currently operating in those frequencies, including the customer premise equipment of our customers and those of other communications service providers.

Regulation of Television Services

        We are required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels which we own or operate and for the provision of certain other services on our cable TV platform, such as electronic program guides. These television licensable content service, or TLCS, licenses are granted and administered by Ofcom. Under the licenses, each covered service must comply with a number of Ofcom codes, including the Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

        In March 2007, following receipt of a request from us, in conjunction with other affected operators, Ofcom initiated an investigation into the U.K. pay television market. Our joint submission outlined certain features of the U.K. pay TV market which, we believe, distort effective competition within this market and, in particular, favor the pay TV provider BSkyB. Ofcom has since solicited responses to several consultations on this market. In its latest consultation on the pay TV market, issued in June 2009, Ofcom found that BSkyB has SMP in the wholesale supply of certain premium sports and premium movie channels and further identified incentives for BSkyB to restrict supply of these channels to other pay TV providers. In this consultation, Ofcom set out specific details of its proposed wholesale must-offer remedy including indicative wholesale premium prices. In conjunction with the pay TV investigation, Ofcom is also considering a proposal by BSkyB to replace its three free-to-air channels on Freeview with a bundled retail offering of five pay TV services, referred to as Picnic, which would include certain premium sports and premium movie channels, as the competition concerns and remedies proposed by Ofcom in the pay TV investigation are of direct relevance to its assessment of Picnic. We submitted a response to the third consultation in September 2009 and expect Ofcom to issue its final statement on the pay TV market in early 2010. If implemented in its proposed form, such a remedy could reduce the wholesale prices we are charged for premium TV content and improve the availability of BSkyB HD premium content, which would enable us to offer more competitive and innovative consumer offerings.

        Ofcom also initiated a review in 2006 of the terms under which operators of DTV platforms in the U.K., such as us, allow access to their platforms for third-party television channels and content providers. However, this review has not progressed beyond its initial stages and is not likely to do so until Ofcom has concluded its investigation into pay TV. We are therefore unable to assess the likely outcome of this review and resulting impact on our activities in this sector at this time.

Regulation of Telecommunications Services

        In order to operate in the telecommunications sector, a provider must comply with general conditions imposed by Ofcom. These general conditions cover a broad range of issues, including interconnection standards, number portability, deployment of telephone numbers, access to emergency services, and sales and marketing standards. Any breach of these general conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company's right to provide electronic communications networks and services. Ofcom also undertakes periodic reviews of the various economic markets within the telecommunications sector to establish whether any provider has SMP warranting the imposition of remedies.

Fixed Line Telephony Services

        As a fixed network operator we, like all other fixed network operators, including the incumbent, BT, are deemed to have SMP in wholesale call termination on our own network, and are therefore subject to SMP conditions in this market. However, these conditions do not have a significant impact on our ability to compete in the wholesale market. Recent changes in market conditions at the retail level led to a finding in September 2009 by Ofcom that BT no longer had SMP in retail telephony and the consequent removal of all relevant SMP conditions. This removal of SMP conditions may result in increased competition for us in the markets for retail fixed line telephony.

Mobile Telephony Services

        As a MVNO, we are also subject to specific EU regulation relating to retail prices for roaming services. In June 2007, European Commission Regulation 717/2007, or the Roaming Regulation, introduced limits on certain wholesale and retails tariffs for international mobile voice roaming within the EU and required greater levels of transparency of retail pricing information. As of July 2009, certain amendments to the Roaming Regulation took effect, which expanded the scope to include SMS tariffs and data roaming, further reduced the maximum roaming rates within the EU and required operators to introduce measures aimed at preventing consumer bill shock relating to data roaming charges. Measures to prevent bill shock must be in place by March 2010. The Roaming Regulation, which will expire in 2012, is subject to review in 2011.

        Mobile termination charges of MNOs are regulated by Ofcom under SMP conditions imposed in respect of the mobile call termination market. One of these SMP conditions requires the MNOs to comply with a price control which requires them to reduce their mobile termination charges over time. Under our MVNO agreement with T-Mobile, these changes in mobile termination charges are passed on to Virgin Mobile.

 Corporate Responsibility

        We are committed to demonstrating corporate responsibility, or CR, across all of our business activities. We have implemented a CR governance structure to deliver more effective scrutiny and management of the issues most likely to impact our reputation as a responsible business. Our CR Committee, chaired by our chief executive officer and comprised of members of our senior management, convenes quarterly and advises on the most effective means of managing the CR risk and opportunity that emerge from this process.

        During the course of 2009, we focused on identifying those issues that have the most impact on our ability to demonstrate CR. Our key priority is to ensure that our customers can safely and confidently enjoy the benefits of our digital product which we refer to as the provision of "digital confidence." Other priorities include managing our environmental impact, particularly our carbon emissions; ensuring that we deal with suppliers that share our commitment to sustainability; and developing the quality of our workplace through focusing on issues such as diversity and wellness.

Seasonality

        Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months, mobile customer acquisition and retention costs generally increase in the fourth quarter of each year due to the important Christmas period and mobile average revenue per unit, or ARPU, generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas period. Our consumer cable churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and students leave their accommodation between school years. In addition, our Content segment has a seasonally higher programming spend in the fourth quarter.

Research and Development

        Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

        We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own or have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the exclusive right to use the "Virgin" name and logo under licenses from Virgin Enterprises Limited in connection with our corporate activities, the activities of our consumer and business operations, and a large part of our content operations. These licenses, which expire in April 2036, are exclusive to us within the U.K. and Ireland, and are subject to renewal on terms to be agreed. They entitle us to use the "Virgin" name for the television, broadband internet, fixed line telephone and mobile phone services we provide to our consumer and business customers, and in connection with the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly owned television channels, and to use the "Virgin" name for our television channel, Virgin1. For our business division, we are licensed to use the name "Virgin Media Business" for the provision of business communications services.

        Our license agreements provide for an annual royalty of 0.25% of certain consumer, business and content revenues, subject to a minimum annual royalty of £8.7 million in relation to our consumer and content operations, excluding Virgin1, and £1.5 million in relation to our business operations. With respect to Virgin1, we pay an annual royalty of 0.5% of revenues received by that channel, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which, together with the name "Virgin Media", we retain worldwide exclusivity. We also have the right to use the "Virgin Media Entertainment" name for our premium TV distribution operations in Luxembourg.

Employees

        At December 31, 2009, we had 12,107 employees, of whom 10,939 were full-time and 1,168 were part-time employees. We also had 1,355 temporary employees. Approximately 12% of our employees are covered by agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. These agreements are terminable by either the relevant union or us with three months' written notice. Except for these arrangements, no other employees are covered by collective bargaining or recognition agreements. We believe we have good relationships with our employees, CWU and BECTU.

ITEM 1A.    RISK FACTORS

        Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business and Industry

We operate in highly competitive markets.

        The markets for broadband internet, television, telephony and business services in which we operate are highly competitive. We face significant competition from established and new competitors in each of these markets, and believe that competition will intensify as technology evolves. For example, distribution of entertainment and other information over the internet, as well as through mobile phones and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to subscribers. In addition, continued consolidation within the media industry may permit more competitors to offer "triple-play" bundles of digital television, fixed line telephone and broadband services, or "quad-play" bundles including mobile telephone services. Many of our competitors are part of multi-national groups, and some may have substantially greater financial resources and benefit from greater economies of scale than we do.

        In order to compete effectively, we may be required to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. In addition, some of our competitors offer services that we are unable to offer. Any increase in competitive pressures in our markets may lead to a decrease in our average revenue per user, increased costs, increased customer churn or a reduction in the rate of customer acquisition, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

        The broadband internet, television, telephony and business services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), 3D TV, mobile instant messaging, wireless fidelity, or WiFi, the extension of local WiFi networks across greater distances, or WiMax, LTE, internet protocol television, or the emergence of new technologies, may result in our core offerings becoming less competitive or render our existing products and services obsolete. We may not be able to develop new products and services at the same rate as our competitors or keep up with trends in the technology market as well as our competitors. The cost of implementing emerging and new technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing. Similarly, the deployment of new technologies in the spectrum frequencies in which we operate could have an impact on the existing services offered by us, with a consequential impact on our businesses.

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

        Maintaining an uninterrupted and high-quality service over our network infrastructure is critical to our ability to attract and retain customers. Providing a competitive service level will depend in part on our ability to maintain and upgrade our networks in a cost-effective and timely manner. The maintenance and upgrade of our networks will depend upon, among other things, our ability to:

  •
  modify network infrastructure for new products and services, including faster broadband speeds;

  •
  install and maintain cable and equipment; and

  •
  finance maintenance and upgrades.

        Our covenants in our senior credit facility effectively restrict our use of cash. If these covenants affect our ability to replace network assets at the end of their useful lives or if there is any reduction in our ability to perform necessary maintenance on network assets, our networks may have an increased failure rate, which is likely to lead to increased customer churn.

A failure in our network and information systems could significantly disrupt our operations, and a disruption or failure of such networks or systems may disrupt our business.

        Certain network and information systems are critical to our business activities. Network and information systems-related events, such as theft, computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities, or power outages, gas build-up, fire, natural disasters, terrorist attacks, war or other similar events, could result in a degradation or disruption of our cable and non-cable services, excessive call volume to call centers or damage to our equipment and data. We do not have a company-wide disaster recovery plan, however, we continue to develop plans for key areas of risk in the business. For example, in 2009 we developed a business-wide continuity plan to manage significant disruptions to our business due to the threat of pandemic influenza.

        Sustained or repeated system failures that interrupt our ability to provide services to our customers, prevent us from billing and collecting revenue due to us, or that otherwise prevent us from meeting our obligations to our customers in a timely manner, would adversely affect our reputation and result in a loss of customers and revenue. These network and information systems-related events could also result in significant expenditures to repair or replace the damaged networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, penetration by viruses, worms or other destructive or disruptive software, leakage, falsification or accidental release or loss of information maintained in our information technology systems (or those of our business partners) and networks, including customer, personnel and vendor data, could damage our reputation, result in legal and/or regulatory action against us, and require us to expend significant capital and other resources to remedy any such security breach. The occurrence of any such network or information system-related events or security breaches could have a material adverse effect on our business and results of operations.

Unauthorized access to our network could result in a loss of revenue.

        We rely on the integrity of our technology to ensure that our services are provided only to identifiable paying customers. In 2009, we upgraded the conditional access system which we use to encrypt pay television and broadband services transmitted to our customers. However, increasingly sophisticated means of illicit piracy of television and broadband services are continually being developed, including in response to evolving technologies. Billing and revenue generation for our pay television and broadband services rely on the proper functioning of our encryption systems. While we continue to invest in measures to manage unauthorized access to our networks, any such unauthorized access would result in a loss of revenue, and any failure to respond to security breaches could raise concerns under our agreements with content providers.

We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support.

        We rely on third-party vendors to supply us with a significant amount of customer equipment, hardware, software and operational support necessary to operate our network and systems and provide our services. In many cases, we have made substantial investments in the equipment or software of a particular supplier, making it difficult for us in the short term to change supply and maintenance relationships in the event that our initial supplier is unwilling or unable to offer us competitive prices or to provide the equipment, software or support that we require. We are also exposed to risks associated with the potential financial instability of our suppliers, some of whom have been adversely affected by the global economic downturn. If our suppliers were to discontinue certain products, were unable to provide equipment to meet our specifications, seek to charge us prices that are not competitive or interrupt the provision of equipment or services to us, whether as a result of bankruptcy or otherwise, our business and profitability could be materially adversely affected.

        We also rely upon a number of third-party contractors to construct and maintain our network and to install our equipment in customers' homes. Quality issues or installation or service delays relating to these contractors could result in liability, reputational harm or contribute to customer dissatisfaction, which could result in additional churn or discourage potential new customers.

We are licensed to use the "Virgin" name and logo but do not own it.

        We use the "Virgin" name and logo in connection with our corporate activities and the activities of our consumer, business and a large part of our content operations under a 30-year license agreement with Virgin Enterprises Limited. The use of the Virgin name and brand carries various risks, including the following:

  •
  we are substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on our business;

  •
  the license agreement expires in April 2036 (subject to renewal on terms to be agreed) and we are obligated to pay a termination payment if the license is terminated early under certain circumstances; and

  •
  we are required to meet certain customer service level requirements.

        The service level requirements are grouped into three key categories: (i) Base Service Levels which, in addition to ensuring that employees are fully-trained, competent, courteous and respectful, set basic standards against which to measure complaint handling, complaint levels and call center performance; (ii) Technical Service Levels which measure certain technical requirements that affect our customers' experience, such as service availability and service response times; and (iii) Aspirational

Service Levels, which are levels of service that we and Virgin Group wish to achieve over time, to create new service measures and increase the demands on certain existing measures, covering a range of matters including customer satisfaction, customer advocacy, complaint levels, call center performance and staff satisfaction.

        A failure to meet our obligations under the license agreement could lead to a termination of the license. If we lose the right to use the Virgin brand, we would need to rebrand the affected areas of our business, which could result in increased expenditures and increased customer churn.

Our operating performance will depend, in part, on our ability to control customer churn.

        Customer churn is a measure of customers who stop using our services and controlling churn is a key element of our operational performance. Our customer churn may increase as a result of:

  •
  customers moving to areas where we cannot offer our digital television, or DTV, services;

  •
  the availability of competing services, some of which may, from time to time, be less expensive or technologically superior to those offered by us or offer content that we do not offer;

  •
  interruptions to the delivery of services to customers over our network and poor fault management;

  •
  a general reduction in the quality of our customer service; or

  •
  a general deterioration in economic conditions that could lead to customers being unable or unwilling to pay for our services.

        An increase in customer churn can lead to slower customer growth and a reduction in revenue.

Our inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially have a material adverse affect on the number of customers or reduce margins.

        For the provision of television programs and channels distributed via our cable network, we enter into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on-demand television. We have historically obtained a significant amount of our premium programming and some of our basic programming and pay-per-view sporting events from BSkyB, one of our main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription sports and film channels, respectively, available in the U.K. We buy BSkyB wholesale premium content on the basis of BSkyB's rate card terms and pricing, which can be changed on 45 days' notice by BSkyB, and not under a long term supply contract.

        In addition to providing programming to us, BSkyB competes with us by offering its programming directly to its digital satellite customers. As a result of BSkyB's ownership of this content, it is able to charge us a price for its content that makes it challenging for us to compete with BSkyB's own retail pricing and still maintain a profit margin on the sale of that premium programming. BSkyB also offers content, such as HD, some sports programming and interactive content, exclusively to its digital satellite customers and not to us. Ofcom has been conducting an investigation into the U.K. pay TV market and is expected to issue its final statement in early 2010. Ofcom's proposed remedy, if implemented, could reduce the wholesale prices we are charged for BSkyB premium TV content and improve the availability of BSkyB HD premium content, which would enable us to offer more competitive and innovative consumer offerings. See "Our Business—Regulatory Matters—Regulation of Television Services."

        In addition to BSkyB, our significant programming suppliers include the BBC, ITV, Channel 4, UKTV, Five, Viacom Inc., ESPN, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost. In addition, the loss of programs could negatively affect the quality and variety of the programming delivered to our customers, which could have a material adverse effect on our business and increase customer churn.

We may be adversely affected by a general deterioration in economic conditions.

        Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit and insurance markets, declines in global and domestic stock markets and other factors adversely affecting the global and domestic economy. In particular, the risks associated with certain segments of our business become more acute in periods of a slowing economy or recession. In our Content segment, a slowing economy has been accompanied by a decrease in advertising on our channels. Generally, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. In addition, unfavorable events in the economy, including a deterioration in the credit and equity markets, could significantly affect consumer and business demand for our products, as consumers may delay purchasing decisions or reduce or reallocate their discretionary funds. Our mobile services may be similarly affected by an economic slowdown as customers reduce their expenditures on mobile phones and usage. We are also exposed to risks associated with the potential financial instability of our customers, suppliers, distributors and other third parties, many of whom may be adversely affected by the general economic downturn. Suppliers may also be more cautious in supplying goods to us and may request additional credit enhancements or more restrictive payment terms. While the impact of an economic slowdown on our business is difficult to predict, it could result in a decline in revenue and a decrease in our cash flows.

We may be unable to implement our operational restructuring plan successfully and realize the anticipated benefits, and this could negatively affect our financial performance.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. The restructuring process could cause an interruption, or loss, of momentum in the activities of one or more of our businesses and the loss of key personnel. The diversion of management's attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of our ongoing businesses or inconsistencies in our standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses. Additional unanticipated costs may also be incurred. Although we expect that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit expected may not be achieved in the near term, or at all.

We are subject to currency and interest rate risks.

        We are subject to currency exchange rate risks because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S.

dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.

        We are also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2009, we would have had interest determined on a variable basis on £3,112.8 million, or 52.1%, of our long term debt. An increase in interest rates of 0.25% would increase unhedged gross interest expense by approximately £7.8 million per year.

        To manage these currency exchange and interest rate risks, we have entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts. Some of these hedges do not qualify as hedges under U.S. GAAP. After giving effect to these hedges, an increase in interest rates of 0.25% would increase our gross interest expense by approximately £0.3 million per year.

        We also incur costs in U.S. dollars, euros and South African rand, in the ordinary course of our business, such as TV programming, customer premise equipment and network maintenance services. Any deterioration in the value of the pound relative to the U.S. dollar, euro or the rand increases the effective cost of purchases made in these currencies as most of these exposures are not hedged.

We rely on third parties to distribute our mobile telephony products and procure customers for our services.

        Our ability to distribute our mobile telephony products and services depends, to a large extent, on securing and maintaining agreements with a number of third party distributors and increasing our retail presence. These distributors also procure customers for our competitors and, in some cases, for themselves. For example, one of our third-party distributors also sells its own broadband and telephone services. Additionally, certain distributors may also receive incentives to encourage potential customers to subscribe to our competitors' services rather than our own. Our agreements with third-party distributors generally allow for termination of the relationship by either party, with 30 days prior notice. We are also exposed to risks associated with the potential financial instability of third-party distributors, some of whom may be adversely affected by the general economic downturn. While we are currently expanding our portfolio of Virgin Media branded retail outlets, our stores may not perform successfully. Accordingly, if any of our distribution partners were to reduce or cease their operations, due to financial difficulties or otherwise, or if we fail to maintain our key distribution relationships, our revenue may decline.

We are subject to significant regulation; changes in U.K. and EU laws, regulations or governmental policy affecting the conduct of our business may have an adverse impact on our ability to set prices, enter new markets or control our costs.

        Our principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators. Regulatory change is an ongoing process in the communications sector at both the U.K. and the EU level. Changes in laws, regulations or governmental policy affecting our activities and those of our competitors could significantly influence how we operate our business and introduce new products and services. For example, regulatory changes relating to our activities and those of our competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, or any change in policy allowing more favorable conditions for other operators, could adversely affect our ability to set prices, enter new markets or control our costs. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services. In addition, our business and the industry in which we operate are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm our reputation and result in increased costs to the business.

There is no assurance that new products we may introduce will achieve full functionality or market acceptance.

        Our strategy requires that we roll-out new products and services, such as our introduction of broadband download speeds of up to 50 Mbps across our network in 2009 and up to 100 Mbps in 2010 and 2011, our current trials of broadband download speeds of up to 200 Mbps and upstream speeds of up to 10 Mbps in limited geographic areas and our development of a next generation set-top box and related services with Tivo. We are also increasing the availability of content available via our mobile telephony platform. There is no assurance that any new product or service that we may develop will perform as expected or gain market acceptance, which could have a negative impact on our results of operations.

We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks.

        We are subject to taxation in multiple jurisdictions, in particular, the U.S. and the U.K. Our effective tax rate and tax liability will be affected by a number of factors in addition to our operating results, including the amount of taxable income in particular jurisdictions, the tax rates in those jurisdictions, tax treaties between jurisdictions, the manner in which and extent to which we transfer funds to and repatriate funds from our subsidiaries, accounting standards and changes in accounting standards, and future changes in the law. As we operate in more than one tax jurisdiction and may therefore incur losses in one jurisdiction that cannot be offset against income earned in a different jurisdiction, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

        We have a U.S. holding company structure in which substantially all of our operations are conducted in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although we do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term, our operations may give rise to U.S. tax on "Subpart F" income generated by our U.K. subsidiaries, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. While we believe that we have substantial U.S. tax basis in some of our U.K. subsidiaries which may be available to avoid or reduce U.S. tax on repatriation of cash from our U.K. subsidiaries, there can be no assurance that the Internal Revenue Service, or IRS, will not seek to challenge the amount of that tax basis or that we will be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law we will seek to minimize our U.S. tax liability as well as our overall worldwide tax liability, we may incur U.S. tax liabilities with respect to repatriation of cash from our U.K. subsidiaries to the United States. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.

        We also pay value added tax, or VAT, on our revenue generating activities in the U.K. From time to time, the U.K. tax authorities review the basis upon which we assess our VAT liability with respect to our activities. We are currently engaged in a dispute with the tax authorities over two of these reviews. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Consolidated Results of Operations for the Years Ended December 31, 2009 and 2008—Contingent Losses."

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

        From time to time we have made acquisitions, dispositions and have entered into other strategic transactions. In connection with such transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, customers and suppliers, incur significant indebtedness, or have to delay or not proceed with announced transactions. These factors could harm our business and our reputation.

Revenue from our Content segment is highly dependent on subscriber fees and the television advertising market.

        Our Content segment owns pay channels through Virgin Media TV and our joint ventures with the BBC and derives its revenue primarily from subscriber fees and advertising revenue. BSkyB, our main competitor, is our largest customer for our programming. As we are dependent upon carriage of our programming in order to attract advertising revenue, BSkyB has considerable power to dictate the fees that we charge for our programs. In addition, the TV advertising market has faced steady declines over the last few years, especially during the economic downturn. A failure to generate sufficient subscriber fees or advertising revenue would have a negative effect on our Content segment revenue and cash flow.

Virgin Mobile relies on T-Mobile's network to carry its communications traffic.

        Virgin Mobile relies on its long term agreement with T-Mobile for voice, non-voice and other telecommunications services we provide our mobile customers, as well as for certain ancillary services such as pre-pay account management. If the agreement with T-Mobile is terminated, or if T-Mobile fails to deploy and maintain its network, or if T-Mobile fails to provide the services as required under our agreement with them and we are unable to find a replacement network operator on a timely and commercial basis, if at all, we could be prevented from carrying on our mobile business or, if we found a replacement operator, we may be able to carry on our mobile business only on less favorable terms or provide less desirable services. Additionally, any migration of all or some of our customer base to a new operator would be in part dependent on T-Mobile and could entail potential technical or commercial risk. T-Mobile is also a customer of our business division. Any disagreements between T-Mobile and Virgin Mobile may affect our other relationships with T-Mobile.

We depend on the ability to attract and retain key personnel without whom we may not be able to manage our business lines effectively.

        We operate in a number of rapidly changing technologically advanced markets that will continue to challenge our business. There is significant competition in attracting and retaining qualified personnel in the telecommunications industry, especially individuals with experience in the cable sector. We believe that the unique combination of skills and experience possessed by our senior management would be difficult to replace, and that the loss of our key personnel could have a material adverse effect on us, including the impairment of our ability to execute our business plan. Our future success is likely to depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Certain of our significant stockholders could have an influence over our business and affairs.

        Certain persons or entities are our significant stockholders. Based on SEC filings as of February 25, 2010, Fidelity Management & Research Company beneficially owns 13.3% of our issued and outstanding common stock, the Virgin Group beneficially owns 6.5%, Capital World Investors beneficially owns 6.2%, Level Global Investors LP beneficially owns 6.1%, Wellington Management Company LLP beneficially owns 5.8%, and Franklin Mutual Advisers LLC beneficially owns 5.4%, of our issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of our company.

        On April 3, 2006, we entered into a license agreement with Virgin Enterprises Limited which provides for us to use the Virgin name and logo in our consumer and content businesses. In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to our Nominating Subcommittee to fill a single seat on our board. Virgin Enterprises Limited nominated Mr. Gordon McCallum, a director of Virgin Enterprises Limited, and he was appointed to our board on September 11, 2006. As a result of Mr. McCallum's relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of our other stockholders should arise, this director may not be disinterested.

Disruptions in Virgin Media TV's satellite transmissions could materially adversely affect its operations.

        Virgin Media TV currently broadcasts its digital programming content with leased satellite transponders, the operations of which are beyond the control of Virgin Media TV. Disruption to one of these satellites would result in disruption to Virgin Media TV's programming and, depending upon the nature of that disruption, could result in a loss of revenues, a loss of customers and/or adverse publicity. In addition, the satellite transponders may fail before the expiration of Virgin Media TV's contractual right to utilize them, which may result in additional costs as alternative arrangements are made for satellite transmission.

We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network.

        We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network or various pavement-based electronics associated with our cable network. Almost all our cable network is constructed underground. As a result, any catastrophe that affects our underground cable network or our pavement-based electronics could prevent us from providing services to our customers and result in substantial uninsured losses.

We have suffered losses due to asset impairment charges for goodwill and long-lived intangible assets and could do so again in the future.

        In accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. On December 31, 2009, we had goodwill and intangible assets of £2.3 billion. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment charge being required. For example, in 2008, we recognized goodwill and intangible asset impairment charges of £362.2 million with respect to our former Mobile segment. Any downward revision in the fair value of our goodwill and intangible assets has a material effect on our reported net income.

We have limited capacity on our cable platform.

        Our digital television, analog television, broadband internet and VOD services are transmitted through our core and access networks, which have limited capacity. We have plans in place to add additional capacity to our core and access networks. Until these plans are implemented, we are limited in the number of channels that can be transmitted as part of our digital television service and in our carriage of HD channels. While the planned conversion from analogue to digital technology in the U.K. will increase spectrum efficiency, thereby releasing capacity for new services, our current capacity limitations may affect our ability to carry new channels as they are developed. As such, our digital television offering may not be as competitive, which could result in an increase in customer churn and a decrease in revenue.

Risks Relating to Our Financial Indebtedness and Structure

Our current leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

        We had consolidated total long term debt, including current portion, of £5,974.7 million as of December 31, 2009. This high degree of leverage could have important consequences, including the following:

  •
  a substantial portion of our cash flow from operations will have to be dedicated to the payment of interest and principal on existing indebtedness, thereby reducing the funds available for other purposes;

  •
  our ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

  •
  our flexibility in reacting to competitive technological and other changes may be limited;

  •
  our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or adverse developments in our business; and

  •
  we are exposed to risks inherent in interest rate and foreign exchange rate fluctuations.

We may not be able to fund our debt service obligations in the future.

        We have significant principal payments due in 2012 under our senior credit facility that could require a partial or comprehensive refinancing of our remaining senior credit facility, and the possible use of other debt instruments. Our ability to implement such a refinancing successfully would be significantly dependent on stable debt capital markets. In addition, we may not achieve or sustain sufficient cash flow in the future for the payment of principal or interest on our indebtedness when due. Consequently, we may be forced to raise cash or reduce expenses by doing one or more of the following:

  •
  raising additional debt;

  •
  restructuring or refinancing our indebtedness prior to maturity, and/or on unfavorable terms;

  •
  selling or disposing of some of our assets, possibly on unfavorable terms;

  •
  issuing equity or equity-related instruments that will dilute the equity ownership interest of existing stockholders; or

  •
  foregoing business opportunities, including the introduction of new products and services, acquisitions and joint ventures.

We cannot be sure that any of, or a combination of, the above actions would be sufficient to fund our debt service obligations, particularly in times of turbulent capital markets.

The covenants under our debt agreements place certain limitations on how we manage our business.

        The agreements that govern our indebtedness contain financial maintenance tests and restrictive covenants that limit the discretion of our management over various business matters. For example, the financial maintenance tests include liquidity, coverage and leverage ratios, and the restrictive covenants impact our ability to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale and leaseback transactions and certain vendor financing arrangements;

  •
  create liens;

  •
  enter into agreements that restrict some of our subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of our assets; and

  •
  enter into transactions with affiliates.

        These restrictions could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our best interests. We may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable under our current indebtedness. We cannot assure you that we will be able to remain in compliance with these covenants in the future, and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

We are a holding company dependent upon cash flow from subsidiaries to meet our obligations.

        Virgin Media Inc. and a number of its subsidiaries are holding companies with no independent operations or significant assets other than investments in their subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

        The terms of our senior credit facility and other indebtedness limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing our debt may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

        Applicable law may also limit the amounts that some of our subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

        The inability to transfer cash among entities within their respective consolidated groups may mean that even though the entities, in aggregate, may have sufficient resources to meet their obligations, they may not be permitted to make the necessary transfers from one entity in their restricted group to another entity in their restricted group in order to make payments to the entity owing the obligations.

Risks Relating to Our Common Stock

Conversion of our convertible notes will dilute the ownership interest of existing stockholders.

        Any issuance by us of our common stock upon conversion of our convertible notes will dilute the equity ownership interest of existing stockholders, including holders who have received shares of our common stock upon prior conversion of our convertible notes. Additionally, our convertible notes include anti-dilution and "make-whole" premium provisions that, if triggered, would result in an increase in the number of shares of our common stock issuable upon conversion of the convertible notes. Conversion of the convertible notes in circumstances where these provisions have operated could have a significantly greater dilutive effect.

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

We may not continue to pay dividends, and the failure to do so could adversely affect our stock price.

        Until June 2006, we had not paid any cash dividends on our common stock. We could determine not to continue to pay dividends on our common stock at the same level, or at all. In addition, the terms of our existing indebtedness limit the amount of dividends we can pay to stockholders from cash generated from operations if our debt leverage ratio is above certain levels.

The trading volatility and price of our common stock may be affected by many factors, some of which are beyond our control.

        The market price of our common stock has been and may continue to be adversely affected by conditions in the global financial markets, and stock prices of highly levered companies, in particular, have been highly volatile. The market price of our common stock could also be subject to wide fluctuations in response to additional factors, many of which are beyond our control. These factors include general economic and market conditions, actual or anticipated variations in our operational results and cash flow, our competitors' earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, currency and exchange rate fluctuations, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, governmental legislation or regulation and rumors of private equity interest in our company.

Sales of stock by stockholders in the company may decrease the price of the common stock.

        Based on SEC filings as of February 25, 2010, Fidelity Management & Research Company beneficially owns 13.3% of our issued and outstanding common stock, the Virgin Group beneficially owns 6.5%, Capital World Investors beneficially owns 6.2%, Level Global Investors LP beneficially owns 6.1%, Wellington Management Company LLP beneficially owns 5.8%, and Franklin Mutual Advisers LLC beneficially owns 5.4%, of our issued and outstanding common stock.

        Some of our stockholders also have rights, subject to various conditions, to require the company to file one or more registration statements covering their shares, or to include their shares in registration statements that the company may file for itself or on behalf of other stockholders.

        Subsequent sales by any stockholders of a substantial amount of the company's common stock may significantly reduce the market price of the common stock of the company. Moreover, a perception that these stockholders might sell significant amounts of such common stock could depress the trading price of the company's common stock for a considerable period. Sales of the company's common stock, and the possibility of these sales, could make it more difficult for the company to sell equity, or equity related securities, in the future at a time, and price, that it considers appropriate.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation, Delaware law and our contracts could prevent or delay a change of control of us.

        We may, under some circumstances involving a change of control, be obligated to repurchase substantially all of our outstanding senior notes and convertible senior notes, and repay our outstanding indebtedness under our senior credit facility and other indebtedness. We or any possible acquirer may not have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

        If we or any possible acquirer cannot repurchase those notes or repay our indebtedness under our senior credit facility and other indebtedness in the event of a change of control of us, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of us, including transactions in which our stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interests.

        Our stockholder rights plan, some provisions of our certificate of incorporation and our ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of us. We are subject to the Delaware business combinations law that, subject to limited exceptions, prohibits some Delaware corporations from engaging in some business combinations or other transactions with any stockholder who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired that interest. The terms of certain of our existing agreements relating to changes of control may also have the effect of delaying or preventing transactions involving a change of control of us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2009, we owned, leased or licensed 132 corporate properties, of which 47 were exclusively office and administrative facilities, including our U.K. headquarters in Hook, Hampshire, and 85 were hybrid sites comprising operational network facilities with a significant office or administrative component. We also lease our principal executive offices in New York City. In 2009, we significantly expanded our portfolio of leased retail facilities, with the addition of 49 retail outlets. As of December 31, 2009, we leased 72 retail facilities in the U.K. Currently, four of our corporate sites are subleased and 13 are vacant, representing approximately 29% of our total rental expense.

        In addition, we own or lease facilities at approximately 611 locations for operational network purposes such as head-ends, hubs, switching centers, points of presence, repeater nodes and radio sites and other minor technical facilities such as cabins. This excludes the approximately 600 significant customer or third party sites where we maintain network equipment and the various cable television, telephone and telecommunications equipment housed in street cabinet enclosures situated on public and private sites. Currently, four of our technical facilities are subleased and 18 are partly or wholly vacant, representing approximately 3% of our total rental expense.

        We also lease two facilities in Luxembourg in connection with the activities of Virgin Media Entertainment: one hybrid site, comprising offices as well as operational facilities, and one site solely for operational purposes.

        We believe that our owned, leased and licensed properties, taken as a whole, are in good operating condition and are suitable and adequate for our business operations. We continue to explore opportunities to dispose of, or sub-let, surplus sites and buildings.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2009.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The principal market for trading in shares of our common stock is the NASDAQ Global Select Market in the United States. Our common stock is also listed in the U.K. on the London Stock Exchange. As of February 24, 2010, there were 93 record holders of our common stock. The following table sets forth the reported high and low price per share of our common stock on the NASDAQ Global Select Market for the periods indicated:

	Price per Share
	High	Low
2008
First Quarter	$16.85	$13.35
Second Quarter	16.45	12.01
Third Quarter	12.92	6.84
Fourth Quarter	7.92	3.26
2009
First Quarter	5.49	3.80
Second Quarter	9.35	5.03
Third Quarter	13.92	9.18
Fourth Quarter	17.63	12.90
2010
First Quarter (through February 24, 2010)	$17.46	$14.03

Dividends

        During the years ended December 31, 2008 and 2009, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2

        Future payments of regular quarterly dividends by us are at the discretion of the board of directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and stock repurchase programs. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

 Stock Performance

        The following graph compares the cumulative total return to stockholders of a $100 investment in our common stock for the five-year period from December 31, 2005 through December 31, 2009, with a similar investment in the Standard & Poor's 500 Stock Index and a Peer Group Index and assumes the reinvestment of dividends. As no published index of comparable companies currently reports values on a dividends reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that are engaged in the telecommunications business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. In addition, the market capitalizations of many of the companies included in the Peer Group Index are different from ours. The common stocks of the following companies have been included in the Peer Group Index: AT&T Inc., British Sky Broadcasting Group plc, BT Group plc, Cablevision Systems Corporation, Carphone Warehouse Group plc, Comcast Corporation, DISH Network Corporation, France Telecom SA, Liberty Global Inc., Rogers Communication Inc. and Verizon Communications Inc.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Virgin Media(1)	$93.90	$87.20	$59.60	$17.60	$60.70
S&P 500	105.80	122.50	129.20	81.40	102.90
Peer Group	87.60	124.00	143.20	103.90	110.50

(1)
Share prices from January 1, 2005 through March 3, 2006 reflect the historic prices of the common stock of NTL Incorporated prior to its merger into a subsidiary of Telewest Global, Inc., in a transaction that was accounted for as a reverse acquisition. The new holding company, Telewest Global, Inc., changed its name to NTL Incorporated on March 3, 2006. From March 6, 2006, share prices reflect the market price for that company, which was renamed Virgin Media Inc. on February 6, 2007.

ITEM 6.   SELECTED FINANCIAL DATA

        The selected consolidated financial information presented below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this document. Historical results are not necessarily indicative of future results.

        On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. In accordance with the provisions of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC we determined that, as of March 31, 2009, the planned sale of the sit-up business met the requirements for it to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods. These consolidated financial statements reflect sit-up as assets and liabilities held for sale and discontinued operations and we have retrospectively adjusted the balance sheet as of December 31, 2008 and statements of operations, cash flows and shareholders' equity for the years ended December 31, 2008 and 2007.

        On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile, the then largest mobile virtual network operator in the U.K., through a U.K. Scheme of Arrangement.

        On March 3, 2006, NTL merged with a subsidiary of Telewest, which changed its name to NTL Incorporated. As this transaction was accounted for as a reverse acquisition, the financial statements included in this document for the period through March 3, 2006 are those of NTL, which is now known as Virgin Media Holdings Inc., and for the period since March 3, 2006, these financial statements reflect the reverse acquisition of Telewest.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Statement of Operations Data:
Revenue	£3,804.4	£3,776.8	£3,838.6	£3,413.8	£1,947.6
Operating income (loss)(1)	142.0	(271.8)	28.4	20.0	(19.7)
Loss from continuing operations	(335.0)	(853.4)	(452.8)	(499.4)	(241.7)
Basic and diluted loss from continuing operations per share	£(1.02)	£(2.60)	£(1.39)	£(1.70)	£(1.13)
Average number of shares outstanding	328.8	328.0	325.9	292.9	213.8

(1)
The 2008 operating loss includes goodwill and intangible asset impairments of £362.2 million.

	As of December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	£430.5	£181.6	£321.4	£418.5	£832.1
Working capital	(348.4)	(460.1)	(488.4)	(639.5)	529.9
Fixed assets	5,049.2	5,342.1	5,649.5	6,020.0	3,294.9
Total assets	9,187.4	9,933.3	10,503.3	11,278.5	4,988.5
Long term obligations	5,974.7	6,170.1	5,958.5	6,159.1	2,280.0
Shareholders' equity	1,491.3	2,016.2	2,810.5	3,230.1	1,955.0
Dividends declared per common share (in U.S. dollars)	$0.16	$0.16	$0.13	$0.05	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading provider of entertainment and communications services in the U.K., offering "quad-play" broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2009, we provided service to approximately 4.8 million residential customers on our cable network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 2.2 million pre-pay mobile customers and nearly one million contract mobile customers over third party networks. As of December 31, 2009, approximately 60.5% of residential customers on our cable network were "triple-play" customers, receiving broadband internet, television and fixed line telephony services from us, and approximately 10.7% were "quad-play" customers, also receiving mobile telephony services.

        In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also provide a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates our wholly owned channels, such as Virgin1, Living and Bravo; and through UKTV, our joint ventures with BBC Worldwide.

        In 2009, we implemented a new operating model for our organization and made corresponding revisions to our internal reporting structure and the related financial information used by our management, including our chief operating decision maker, to assess the performance of our business. As of December 31, 2009, our operating segments were as follows:

  •
  Consumer:  Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided through Virgin Mobile.

  •
  Business:  Our Business segment includes the voice and data telecommunication and internet solutions services we provide through Virgin Media Business to businesses, public sector organizations and service providers.

  •
  Content:  Our Content segment includes the operations of our wholly owned television channels, such as Virgin1, Living and Bravo. Although not included in our Content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide. On April 1, 2009, we sold our sit-up reporting unit which operated a portfolio of auction based retail television channels and was formerly included within our Content segment.

        For further discussion of our business, please refer to Item 1 of this document.

Revenue

        Our revenue by segment for the years ended December 31, 2009, 2008 and 2007 was as follows (in millions):

	Year ended December 31,
	2009		2008		2007
Consumer	£3,083.1	81.0%	£3,029.0	80.2%	£3,087.3	80.4%
Business	580.8	15.3	626.0	16.6	641.8	16.7
Content	140.5	3.7	121.8	3.2	109.5	2.9

	£3,804.4	100.0%	£3,776.8	100.0%	£3,838.6	100.0%

        The principal sources of revenue within each segment are:

Consumer

  •
  monthly fees and usage charges for cable and non-cable telephone and internet access services and cable television services;

  •
  monthly fees and usage charges for mobile services including charges for airtime, data, long-distance calls and roaming; and

  •
  charges for the supply of mobile handset and other equipment.

Business

  •
  monthly fees and usage charges for inbound and outbound voice, data and internet services and charges for transmission, fiber and voice services provided to retail and wholesale customers.

Content

  •
  fees from advertisers or advertising agencies for television airing of advertising; and

  •
  fees from other pay television distributors for the carriage of our television channels.

Expenses

        The principal components of our operating costs and selling, general and administrative expenses within each segment include:

Consumer

  •
  payroll and other employee-related costs including outsourcing;

  •
  television programming services and programming costs;

  •
  interconnect costs paid to carriers relating to call termination services;

  •
  marketing and selling costs; and

  •
  purchase costs of mobile handsets and other equipment.

Business

  •
  payroll and other employee-related costs;

  •
  interconnect and circuit costs paid to other telecommunication carriers; and

  •
  marketing and selling costs.

Content

  •
  amortization of television and movie program costs;

  •
  television production programming costs;

  •
  leased satellite transponder costs; and

  •
  payroll and other employee-related costs.

Other

  •
  costs of maintaining our cable network infrastructure and IT systems;

  •
  facility-related costs, such as rent, utilities and rates;

  •
  costs associated with providing customer services; and

  •
  allowances for doubtful accounts.

Disposal of Business Units

Disposal of sit-up

        On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        In accordance with the provisions of the Property, Plant and Equipment Topic of the ASC, we determined that, as of March 31, 2009, the planned sale of the sit-up business met the requirements for it to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods as of March 31, 2009. These consolidated financial statements reflect sit-up as assets and liabilities held for sale and discontinued operations and we have retrospectively adjusted the balance sheet as of December 31, 2008 and statements of operations, cash flows and shareholders' equity for the years ended December 31, 2008 and 2007.

        Revenue of the sit-up business, reported in discontinued operations, for the years ended December 31, 2009, 2008 and 2007 was £38.9 million, £241.8 million and £238.6 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the years ended December 31, 2009, 2008 and 2007 was £22.8 million, £66.6 million and £10.7 million, respectively. Revenue related to the carriage of the sit-up channels recognized in our Consumer segment that had previously been eliminated for consolidation purposes was £0.6 million, £2.7 million and £3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect all of the segments in which we operate are as follows:

        General Macroeconomic Factors.    General macroeconomic factors in the U.K. have an impact on our business. For example, during an economic slowdown, potential and existing customers may be less willing, or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense. In addition, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. We have experienced a decrease in advertising revenues generated through our television programming and broadband internet platforms, except to the extent offset by an increase in our share of the advertising market.

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of these programs is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars, euros and

South African rand, such as TV programming, customer premise equipment and network maintenance services and most of these exposures are not hedged.

        Integration and Restructuring Activities.    In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. We anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. In total, we expect to incur operating expenditures of between £140 million to £155 million and capital expenditures of between £40 million to £45 million in connection with this plan over a three-year period. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

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

Consumer Segment

        In our Consumer segment, cable customers account for the majority of our revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them and, with respect to our fixed and mobile telephone customers, by usage levels of our services. For example, cable broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Similarly, over the service term our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity for cross-sell of our cable products. We actively promote "quad-play" services and our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, fixed and mobile telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Consumer segment include average revenue per user, or ARPU, churn, competition, seasonality and distribution.

        Cable ARPU.    Cable ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing cable customer base and generally allows us to increase our cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any revenue from our Mobile and non-cable customers.

        Mobile ARPU.    Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, particularly through cross-selling to our cable customer base, rather than lower lifetime value prepay customers. Consequently, the number of prepay customers is expected to continue to decline in 2010, along with prepay usage.

        Churn.    Churn is a measure of the number of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors like competition, the economy and, in respect of our cable business, customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver any of our services without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

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

        Seasonality.    Some of our Consumer revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. Our churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

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

        Pricing.    Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Particularly, in the current challenging economic conditions, price is becoming an increasingly important factor. Certain of BT's product pricing is regulated by the U.K. Office of Communications; however, in respect of non regulated product pricing, the market is increasingly price sensitive.

        Operational Effectiveness.    Because of the extensive use of optical fiber in our access networks, we are also able to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks. Business customers require timely installation services and our ability to meet required timescales and commence providing services may impact our revenues. We regularly rely on third-party suppliers to connect business customers and we have a variety of alternative methods to connect our national telecommunications network to the premises of business customers that are located outside of our cabled areas.

Content Segment

        Factors particularly affecting our Content segment include competition, the number of buyers for our television channels across limited distribution platforms, our access to content, seasonality and advertising revenue.

        Competition.    Our television channels compete with other broadcasters for advertising revenues, subscription revenues and programming rights. IDS, our advertising sales department, competes with advertising sales operations representing other television broadcasters. The level of this competition is increasing as the advertising sales market consolidates and is higher in a poor macroeconomic climate.

        Limited Number of Buyers and Distribution Platforms.    All of our channels are carried on our cable platform and on the satellite platform owned by BSkyB. A few of our channels are also carried on the free-to-air digital terrestrial television platform known as Freeview. Therefore, the principal third-party buyer of programming services from our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our programming services.

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

Critical Accounting Policies

        Our consolidated financial statements and related financial information are based on the application of U.S. generally accepted accounting principles, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

        These policies may need to be revised in the future in the event that changes to our business occur.

Impairment of Indefinite-Lived Assets

        Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives, are subject to annual review for impairment (or more frequently should indications of impairment arise). Impairment of goodwill and reorganization value in excess of amounts allocable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset's fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. We incurred impairment charges in 2008 in respect of our former Mobile and sit-up reporting units, and we may incur further impairment charges if, for example, market values decline or we do not achieve expected cash flows.

        As a result of the business reorganization initiated in 2008, we have realigned our internal reporting structure and the related financial information used by management and the chief operating decision maker. During the first quarter of 2009, our operating structures were revised with a view to building a customer-focused organization able to respond effectively to rapid changes in the market, technology and customer demands through our three new customer-based segments: Consumer, Business and Content. Accordingly, we now have three reporting units consisting of Consumer, Business and Content. Our Content reporting unit is evaluated for impairment purposes as at June 30, while the Consumer and Business reporting units are evaluated as at October 1 of each year.

        While we utilize a variety of valuation techniques to determine fair value, including market multiples and comparable transactions, estimated fair value is generally measured by discounting estimated future cash flows. The following discussion summarizes each approach used to determine fair value and how it has been utilized by us:

  –
  Market Multiple Approach—This method provides indications of value based upon comparisons of the reporting unit to market values and pricing evidence of public companies involved in the same or similar lines of business. Market ratios (pricing multiples) and performance fundamentals relating to the public companies' stock prices (equity) or enterprise values to certain underlying fundamental data are applied to the reporting unit to determine its fair value. We utilize publicly available information regarding comparable companies which operate in North America and Europe.

  –
  Comparable Transaction Approach—This method includes an examination of recent mergers and acquisitions which involves companies in the same or similar lines of business to the reporting unit. Acquisition values and pricing evidence are used in much the same manner as the Market Multiple Approach for the determination of the reporting unit's fair value.

  –
  Discounted Cash Flow Approach—This method calculates the present value of the projected future cash flows to be generated by the reporting unit using appropriate discount rates. The discount rates are intended to reflect all associated risks of realizing the projected future cash flows. Terminal value is computed as of the end of the last period for which cash flows are projected utilizing a terminal multiple to determine an estimate of the value of the reporting unit as of that future point in time. The terminal multiple employed is estimated utilizing the information attained regarding comparable companies and transactions. Discounting the terminal value back to the present and adding the present values of the future cash flows yields indications of the reporting unit's fair value.

        The discount rate employed was determined using market assumptions (including U.K. Gilt yields, equity risk premiums and comparable company betas) as well as Ibbotson's research (including size decile betas and size risk premiums). The determination of the discount rate also utilized information regarding the cost of debt and capital structures of comparable companies along with other general market reference materials from companies such as Bloomberg, Standard & Poors and Morningstar.

        All of these techniques are reliant on our long range cash flow forecasts. In estimating cash flows, we use financial assumptions in our internal forecasting model such as projected customer numbers, projected product sales mix and price changes, projected changes in prices we pay for purchases of fixed assets and services as well as projected labor costs. Considerable management judgment is necessary to estimate discounted future cash flows and those estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows and the discount rate used in the calculation. Assumptions used in these cash flow projections are consistent with our internal forecasts. If actual results differ from the assumptions used in the impairment review, we may incur additional impairment charges in the future. Assumptions made about levels of competition and rates of growth (or decline) in the economy on a longer term basis could impact the valuation to be used in future annual impairment testing.

        The table below presents the goodwill and indefinite-lived intangible assets allocated to our Consumer and Business reporting units, and the significant inputs utilized in developing our estimate of fair value for the annual impairment tests performed in 2009 for each of these reporting units.

	Consumer	Business
Goodwill and indefinite-lived intangibles as at December 31, 2009	£1,812.0 million	£205.9 million
Market multiples inputs:
Number of comparable companies	Nine	Six
EBITDA multiples of comparable companies	4.2 to 8.4 times	2.7 to 5.6 times
Revenue multiples of comparable companies	1.15 to 4.10 times	0.55 to 1.72 times
Comparable transactions inputs:
Number of transactions	Twenty	Ten
EBITDA multiples of comparable transactions	3.5 to 16.0 times	4.7 to 16.8 times
Revenue multiples of comparable transactions	0.39 to 4.31 times	0.63 to 4.65 times
Discounted cash flow approach:
Discount rate applied	9%	11%

        For our Content reporting unit, goodwill and indefinite-lived intangible assets totaling £54.0 million were tested for impairment utilizing a discounted cash flow approach with a discount rate of 10.5% in 2009.

Fixed Assets

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations. Costs associated with initial customer installations are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

        We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Our management use their experience and expertise in applying judgments about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

        Long-lived assets and certain identifiable intangibles (intangible assets that do not have indefinite lives) to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment Topic of the FASB ASC. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

Costs Associated with Construction and Installation Activities

        Installation revenues are recognized in accordance with the provisions of the Entertainment—Cable Television Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and broadband internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues in our Consumer segment are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

        The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities. We continuously monitor the appropriateness of our capitalization policy and update the policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

Restructuring Costs

        We account for our restructuring costs in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred.

        In relation to our restructuring activities, we have recorded a liability of £57.3 million as of December 31, 2009 primarily relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given in subleases, amounts of lease termination costs, and discount rates.

Recent Accounting Pronouncements

        In June 2009, the FASB issued new guidance relating to the FASB Accounting Standards Codification. Effective for interim or annual financial periods ending after September 15, 2009, the ASC became the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative

U.S. GAAP exists. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance for business combinations. This guidance requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance for noncontrolling interests in subsidiaries. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements have not been applied as permitted by the provisions of the guidance.

        In December 2008, the FASB issued new accounting guidance which expands the disclosure requirements related to plan assets of a defined benefit pension or other postretirement plan. The guidance requires that employers disclose information about fair value measurements of plan assets similar to the disclosures required by the Fair Value Measurements and Disclosures Topic of the ASC. The new guidance is a response to users' concerns about the lack of transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan and events in the economy and markets that could have a significant effect on the value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We have adopted the disclosure requirements of this guidance.

        In April 2009, the FASB issued new accounting guidance for disclosures about the fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. This guidance is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of this guidance.

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009.

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

Consolidated Results of Operations

Consolidated Results of Operations for the Years Ended December 31, 2009 and 2008

Revenue

        For the year ended December 31, 2009, revenue increased by 0.7% to £3,804.4 million from £3,776.8 million for the same period in 2008. This increase was primarily due to higher revenue in our Consumer segment driven by increased cable revenue partially offset by decreases in mobile and non-cable revenues, and in our Content segment primarily due to increased carriage revenue from BSkyB, partially offset by reduced TV advertising revenue. The increase was partially offset by lower Business segment revenue. See further discussion of our Consumer, Business and Content segments below.

Operating Costs

        Operating costs for the years ended December 31, 2009 and 2008 were as follows (in millions):

	Year ended December 31,
			Increase/ (Decrease)
	2009	2008
Operating costs:
Consumer cost of sales	£941.3	£927.1	1.5%
Business cost of sales	180.0	223.8	(19.6)
Content cost of sales	119.5	117.0	2.1
Network and other operating costs	394.9	379.2	4.1

Total operating costs	£1,635.7	£1,647.1	(0.7)%

        For the year ended December 31, 2009, operating costs, including network expenses, decreased slightly to £1,635.7 million from £1,647.1 million during the same period in 2008. This decrease was primarily attributable to decreased Business segment cost of sales partially offset by increased network and other operating costs as well as increased Consumer segment and Content segment cost of sales. Business segment cost of sales declined as a result of reduced Business segment revenues particularly in respect of LAN solutions infrastructure projects and wholesale contracts and voice customers. Network and other operating costs increased primarily as a result of increased facilities and other expenses partially offset by reduced employee and outsourcing costs. Consumer segment cost of sales increased primarily as a result of increased costs of BSkyB's basic and premium TV services and the cost of wireless routers that we began selling to our residential customers during 2008, partially offset by reduced interconnect costs as a result of lower usage of fixed line telephony services.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the year ended December 31, 2009 and 2008 were as follows (in millions):

	Year ended December 31,
			Increase/ (Decrease)
	2009	2008
Selling, general and administrative expenses:
Employee and outsourcing costs	£457.7	£460.9	(0.7)%
Marketing costs	132.8	126.8	4.7
Facilities	75.7	72.0	5.1
Other	141.8	168.3	(15.7)

Total selling, general and administrative expenses	£808.0	£828.0	(2.4)%

        For the year ended December 31, 2009, selling, general and administrative expenses decreased to £808.0 million from £828.0 million for the same period in 2008. This decrease was primarily attributable to lower IT costs, bad debt expense and employee and outsourcing costs, partially offset by higher marketing and facilities costs.

Restructuring and Other Charges

        For the year ended December 31, 2009, restructuring and other charges increased to £40.4 million from £22.7 million for the same period in 2008. Restructuring and other charges in the year ended December 31, 2009 related primarily to involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in 2008. Restructuring and other charges in the year ended December 31, 2008 related primarily to contract and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under the Exit or Disposal Cost Obligations Topic of the FASB ASC.

        The following table summarizes the movement during the year ended December 31, 2009 on our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2008	£16.5	£38.5	£2.0	£14.0	£71.0
Amendments offset against goodwill	—	(5.7)	—	—	(5.7)
Charged to expense	2.9	4.0	24.2	20.0	51.1
Revisions	(2.8)	(2.4)	(5.4)	(0.1)	(10.7)
Utilized	(4.0)	(7.0)	(19.0)	(18.4)	(48.4)

Balance, December 31, 2009	£12.6	£27.4	£1.8	£15.5	£57.3

Depreciation Expense

        For the year ended December 31, 2009, depreciation expense increased to £930.5 million from £902.8 million for the same period in 2008. This increase was primarily as a result of increases in depreciation in respect of new fixed assets partially offset by assets becoming fully depreciated.

Amortization Expense

        For the year ended December 31, 2009, amortization expense decreased to £243.1 million from £285.8 million for the same period in 2008. The decrease in amortization expense was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2008. Estimated aggregate amortization expense for succeeding fiscal years is £147.4 million in 2010, £118.5 million in 2011 and nil thereafter.

Goodwill and Intangible Asset Impairments

        In the first quarter of 2010, we rebranded our Business reporting unit utilizing the Virgin trade marks. As a result, we recorded an impairment expense of £4.7 million as at December 31, 2009 for the Telewest trademark.

        We performed our annual impairment reviews for our Content reporting unit as at June 30, 2009 and our Business and Consumer reporting units as at October 1, 2009. As a result of these reviews we concluded that the fair values of the reporting units exceeded their carrying values.

        We performed our annual impairment review for our former Mobile, Virgin Media TV and sit-up reporting units as at June 30, 2008. As a result of this review we concluded that the fair values of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit's fair value was less than its carrying value. The fair value of the Mobile reporting unit as at June 30, 2008 was determined through the use of a combination of both market and income valuation approaches to calculate fair value. The market approach valuations in respect of the Mobile reporting unit declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we recorded an impairment charge of £362.2 million in relation to this reporting unit in the year ended December 31, 2008.

        As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our former Cable segment and concluded that its fair value exceeded its carrying value.

Interest Income and Other, Net

        For the year ended December 31, 2009, interest income and other decreased to £6.2 million from £26.1 million for the year ended December 31, 2008, primarily as a result of lower interest rates and lower cash balances.

Interest Expense

        For the year ended December 31, 2009, interest expense decreased to £455.1 million from £499.4 million for the same period in 2008, mainly as a result of lower interest rates and lower debt balances following the prepayments made in 2008.

        We paid cash interest of £404.2 million for the year ended December 31, 2009 and £515.8 million for the year ended December 31, 2008. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility, together with lower interest rates and debt balances as described above.

Loss on Extinguishment of Debt

        For the year ended December 31, 2009, loss on extinguishment of debt was £54.5 million which related to the write off of deferred financing costs as a result of the partial repayments of our senior credit facility in 2009 and the call premium totaling £30.3 million on the repayment of a portion of the senior notes due 2014. For the year ended December 31, 2008, loss on extinguishment of debt was £9.6 million which related to the write off of deferred financing costs as a result of the prepayment of £804.0 million under our senior credit facility during 2008.

Share of Income From Equity Investments

        For the year ended December 31, 2009, share of income from equity investments was £14.1 million as compared with income of £14.4 million for the same period in 2008. The share of income from equity investments in the years ended December 31, 2009 and 2008 was largely comprised of our proportionate share of the income earned by UKTV, which was partially offset by our share of the losses incurred by Setanta Sports News. Setanta Sports News ceased broadcasting on June 23, 2009 when Setanta Sports Limited entered administration. See Segmental Results of Operations for the Years Ended December 31, 2009 and 2008—Television Channel Joint Ventures.

(Losses) Gains on Derivative Instruments

        The losses on derivative instruments of £114.5 million in the year ended December 31, 2009, were mainly driven by the U.S. dollar and euro weakening against the pound sterling in the first six months of the year, which resulted in a reduction in the fair value of the U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes. The gain on derivative instruments of £283.7 million in the year ended December 31, 2008, mainly related to unrealized gains from the recognition of favorable mark to market changes in U.S. dollar and euro denominated cross-currency interest rate swaps which are not designated as accounting hedges but do economically mitigate the risk of certain exposures denominated in U.S. dollars and euros.

Foreign Currency Gains (Losses)

        For the year ended December 31, 2009, foreign currency gains were £124.3 million as compared with losses of £403.6 million for the same period in 2008. The foreign currency gains in the year ended December 31, 2009 were primarily due to the strengthening of the pound sterling which occurred in the first six months of the year relative to the U.S. dollar and euro and related foreign exchange gains on the principal portion of our U.S. dollar convertible senior note, which is unhedged, and the U.S. dollar and euro denominated tranches of the senior credit facility. The foreign currency losses in the year ended December 31, 2008 were largely comprised of net unrealized losses resulting from unfavorable exchange movements totaling £364.0 million on our U.S. dollar and euro denominated debt, including a £171.1 million unfavorable exchange rate movement on the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged.

Income Tax Benefit

        For the year ended December 31, 2009, income tax benefit was £2.5 million as compared with £6.8 million for the same period in 2008. The 2009 and 2008 tax benefit was comprised of (in millions):

	2009	2008
U.S. state and local income tax	£(0.1)	£—
Foreign tax	4.9	4.7
Deferred U.S. income tax	(3.8)	(1.1)
Deferred foreign tax	—	3.4
Alternative minimum tax	1.5	(0.2)

Total	£2.5	£6.8

        In 2009, we received refunds of £0.1 million in respect of U.S. state and local taxes. In 2008, we received refunds of £1.3 million in respect of pre-acquisition periods of Virgin Mobile, and we paid £0.1 million in respect of U.S. state and local taxes in 2008.

Loss From Continuing Operations

        For the year ended December 31, 2009, loss from continuing operations decreased to £335.0 million from a loss of £853.4 million for the same period in 2008 due to the factors discussed above.

Loss From Discontinued Operations

        For the year ended December 31, 2009, net loss from discontinued operations was £22.8 million compared with a loss of £66.6 million for the year ended December 31, 2008. Included in the loss for the year ended December 31, 2008 is an impairment loss of goodwill and intangible assets related to our sit-up business.

        In September 2008, our sit-up reporting unit received notification that one of its two licenses to broadcast over Freeview digital terrestrial television would not be renewed in January 2009. Along with this, the downturn in the economy had a negative impact on sit-up's business. Management performed a review of the implications of these changes on sit-up's business model and, as a result, an interim goodwill impairment review was performed. This review resulted in an impairment charge being recognized of £14.9 million in relation to intangible assets and £39.9 million in relation to goodwill in the year ended December 31, 2008. These impairment charges are included within the loss from discontinued operations.

Loss From Continuing Operations Per Share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2009 was £1.02 compared to £2.60 for the year ended December 31, 2008. Basic and diluted loss per share is computed using a weighted average of 328.8 million shares issued and outstanding in the year ended December 31, 2009 and a weighted average of 328.0 million shares issued and outstanding for the same period in 2008. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at December 31, 2009 and 2008 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

Contingent Losses

        Our revenue generating activities are subject to VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have estimated a loss contingency totaling £27.9 million as of December 31, 2009 that we have not accrued for since we do not deem it to be probable. The Company does not believe the tax authorities' position has merit and will contest the issue vigorously.

Segmental Results of Operations for the Years Ended December 31, 2009 and 2008

        A description of the products and services, as well as financial data, for each segment can be found in note 18 to the consolidated financial statements of Virgin Media Inc. The reportable segments disclosed in this document are based on our management organizational structure as of December 31, 2009.

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

        We have changed the description that we previously used for "Revenue Generating Units" (RGUs) to "Products". There is no change to the definition or calculation. We have changed the description that we previously used for "on-net" and "off-net" to "cable" and "non-cable" respectively. There is no change to the definition.

Consumer Segment

        The summary combined results of operations of our Consumer segment for the years ended December 31, 2009 and 2008 were as follows (in millions):

	Year ended December 31,
	2009	2008
Revenue	£3,083.1	£3,029.0
Segment contribution	1,841.9	1,803.6

  Revenue

        Our Consumer segment revenue by customer type for the years ended December 31, 2009 and 2008 was as follows (in millions):

	Year ended December 31,
			Increase/ (Decrease)
	2009	2008
Revenue:
Cable	£2,488.5	£2,396.7	3.8%
Mobile(1)	535.9	570.0	(6.0)
Non-cable	58.7	62.3	(5.8)

Total revenue	£3,083.1	£3,029.0	1.8%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the year ended December 31, 2009, revenue from our Consumer segment customers increased by 1.8% to £3,083.1 million from revenue of £3,029.0 million for the year ended December 31, 2008. This increase was primarily due to an increase in cable revenue partially offset by decreases in mobile and non-cable revenues.

        The increase in cable revenue was primarily due to selective telephony, broadband and television price increases as well as additional subscribers to our television, broadband and fixed line telephone services partially offset by reduction in telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

        Cable ARPU was £44.81 for the three months ended December 31, 2009 and £42.34 for the three months ended December 31, 2008. The increase in cable ARPU was mainly due to the selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and, to a lesser extent, higher price discounting as discussed above. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by cable products per customer increasing to 2.46 at December 31, 2009 from 2.40 at December 31, 2008 and by "triple-play" penetration growing to 60.5% at December 31, 2009 from 55.9% at December 31, 2008. A triple-play customer is a customer who subscribes to all three of our television, broadband and fixed line telephone cable services.

        For the year ended December 31, 2009, mobile revenue decreased to £535.9 million from £570.0 million for the same period in 2008. The decrease was primarily attributable to lower prepay revenue as a result of a decline in the numbers of prepay subscribers by 469,000, or 17.4%, during 2009, partially offset by increased contract revenue driven mainly by an increase in the number of contract subscribers by 300,300 in the year and a small increase in equipment revenue. Mobile revenue was also adversely impacted by lower mobile termination rates that came into force following regulatory changes in April 2009, which resulted in the reduction in revenue generated by certain call types through our mobile services. The change in regulated mobile termination rates also resulted in lower interconnect costs within our Consumer and Business segments.

        Mobile ARPU increased to £14.00 for the three months ended December 31, 2009 from £13.35 for the three months ended December 31, 2008. The increase was primarily due to increased usage of voice and texts, partially offset by declining rates for those services, and the increased proportion of our higher value contract customers relative to the total number of mobile customers which rose to 29.9% at December 31, 2009 from 19.4% at December 31, 2008.

        Non-cable revenue for the year ended December 31, 2009 decreased to £58.7 million from £62.3 million for the year ended December 31, 2008. The decrease was mainly due to a decline in revenue from customers for dial-up internet packages which have not been sold since June 30, 2008, other rate decreases on bundled services introduced towards the end of 2008 and the introduction of acquisition discounts in the year ended December 31, 2009, partially offset by growth in revenue from new service offerings which were launched in August 2009 as discussed further in Summary Non-cable Statistics below.

  Consumer Segment Contribution

        For the year ended December 31, 2009, Consumer segment contribution increased to £1,841.9 million from £1,803.6 million for the year ended December 31, 2008. This increase was primarily due to the net increase in cable revenue, as described above, and lower telephony costs resulting from lower telephony usage, partially offset by higher price discounting, increased costs of wireless routers introduced during 2008 and increased television carriage costs related to our agreement with BSkyB, together with the net decline in revenue from our mobile customers, as described above.

  Summary Cable Statistics

        Selected statistics for our cable customers, for the three months ended December 31, 2009 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended December 31, 2009 was an increase of 28,600 customers being the net of gross additions and disconnections (net additions). The increase in net additions compared with the three months ended December 31, 2008 was primarily the result of higher gross additions and fewer disconnections which we believe is the result of improved product propositions in recent periods. Customer churn remained relatively stable throughout the years ended December 31, 2009 and 2008 and average monthly churn was 1.2% in both the three months ended December 31, 2009 and 2008. The total number of cable products grew to 11,727,600 at December 31, 2009 from 11,403,000 at December 31, 2008, representing a net increase in products of 324,600.

	Three months ended
	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008
Opening customers	4,744,200		4,736,100		4,762,300		4,755,200		4,740,400
Customer additions	198,600		213,800		159,500		167,200		192,600
Customer disconnects	(170,000)		(205,700)		(185,700)		(160,100)		(177,800)

Net customer movement	28,600		8,100		(26,200)		7,100		14,800

Closing customers	4,772,800		4,744,200		4,736,100		4,762,300		4,755,200
Cable churn(1)	1.2%		1.5%		1.3%		1.1%		1.2%
Cable products(2):
Television	3,743,200		3,709,000		3,672,000		3,651,600		3,621,000
DTV (included in Television)	3,656,200		3,599,300		3,543,300		3,510,400		3,469,000
ATV (included in Television)	87,000		109,700		128,700		141,200		152,000
Telephone	4,146,600		4,120,000		4,104,000		4,108,300		4,099,200
Broadband	3,837,800		3,774,200		3,735,200		3,730,100		3,682,800
Total cable products	11,727,600		11,603,200		11,511,200		11,490,000		11,403,000
Cable products/Customer	2.46	x	2.45	x	2.43	x	2.41	x	2.40	x
Triple-play penetration	60.5%		59.5%		58.3%		57.0%		55.9%
Cable Average Revenue Per User(3)(4)	£44.81		£44.24		£43.27		£42.29		£42.34
Cable ARPU calculation:
Cable revenue (millions)(4)	£640.1		£627.6		£616.8		£604.0		£603.5
Average customers	4,761,900		4,728,300		4,751,600		4,761,000		4,751,000

(1)
Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(2)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one product. Accordingly, a subscriber who receives both telephone and television service counts as two products. Products may include subscribers receiving some services for free or at a reduced rate in connection with promotional offers.

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

(4)
As a result of the treatment of sit-up as discontinued operations and the retroactive adjustment of prior periods, cable revenue and cable ARPU have increased as we previously eliminated revenue earned from sit-up on consolidation.

  Summary Mobile Statistics

        Selected statistics for our mobile customers, for the three months ended December 31, 2009 as well as for the four prior quarters, are set forth in the table below. Between December 31, 2009 and December 31, 2008, the number of mobile customers decreased by a net 168,700 customers. Contract customer net gains of 300,300 were offset by net losses of 469,000 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our cable products. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, low tariffs and lower overall lifetime value.

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Contract mobile customers(1):
Opening contract mobile customers	872,600	784,600	712,300	649,400	578,600
Net contract mobile customer additions	77,100	88,000	72,300	62,900	70,800

Closing contract mobile customers	949,700	872,600	784,600	712,300	649,400
Prepay mobile customers (30 days)(1):
Opening prepay mobile customers	2,323,300	2,449,500	2,556,000	2,694,000	2,854,200
Net prepay mobile customer additions (disconnections)	(98,300)	(126,200)	(106,500)	(138,000)	(160,200)

Closing prepay mobile customers (30 days)	2,225,000	2,323,300	2,449,500	2,556,000	2,694,000
Total closing mobile customers(1)	3,174,700	3,195,900	3,234,100	3,268,300	3,343,400
Mobile average revenue per user(2)	£14.00	£13.41	£12.43	£13.14	£13.35
Mobile ARPU calculation:
Mobile service revenue (millions)	£132.9	£129.3	£121.2	£129.4	£134.6
Average mobile customers	3,164,400	3,213,600	3,251,400	3,283,000	3,360,400

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

(2)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three.

  Summary Non-cable Statistics

        Selected statistics for our residential customers, for the three months ended December 31, 2009 as well as for the four prior quarters, that are not connected directly through our cable network, or non-cable customers, are set forth in the table below. Total non-cable products increased by 48,000 during the year ended December 31, 2009. This increase in non-cable products is primarily due to improvements in both broadband and telephone net additions due to the launch of wholesale line rental in August which allows us to offer a telephone line rental services bundled with our broadband services, which we believe makes our products more attractive to our customers, and new flexible customer propositions.

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Opening customers	255,200	245,500	247,100	251,900	260,200
Net customer movements	12,000	9,700	(1,600)	(4,800)	(8,300)

Closing customers	267,200	255,200	245,500	247,100	251,900
Opening non-cable products:
Telephone	124,900	112,500	109,000	105,500	104,900
Broadband	253,200	245,700	247,000	252,000	260,100

	378,100	358,200	356,000	357,500	365,000
Net non-cable product additions (disconnections):
Telephone	14,900	12,400	3,500	3,500	600
Broadband	12,500	7,500	(1,300)	(5,000)	(8,100)

	27,400	19,900	2,200	(1,500)	(7,500)
Closing non-cable products:
Telephone	139,800	124,900	112,500	109,000	105,500
Broadband	265,700	253,200	245,700	247,000	252,000

	405,500	378,100	358,200	356,000	357,500

Business Segment

        The summary combined results of operations of our Business segment for the years ended December 31, 2009 and 2008 were as follows (in millions):

	Year ended December 31,
	2009	2008
Revenue	£580.8	£626.0
Inter segment revenue	—	0.4
Segment contribution	339.7	335.2

  Revenue

        Our Business segment revenue for the years ended December 31, 2009 and 2008 was comprised of (in millions):

	Year ended December 31,
			Increase/ (Decrease)
	2009	2008
Revenue:
Retail:
Voice	£176.5	£190.8	(7.5)%
Data	213.7	190.9	11.9
LAN solutions and other	36.7	61.6	(40.4)

	426.9	443.3	(3.7)
Wholesale	153.9	182.7	(15.8)

Total revenue	£580.8	£626.0	(7.2)%

        For the year ended December 31, 2009, revenue from business customers decreased by 7.2% to £580.8 million from £626.0 million for the year ended December 31, 2008. The decrease was attributable to declines in retail voice, Local Area Network (LAN) solutions and wholesale revenues, partially offset by growth in retail data revenue. Retail voice revenue decreased mainly as a result of declining telephony usage. Our strategy is to replace this declining voice revenue with increasing data revenue. Retail data revenue represented 50.1% of the retail business revenue for the year ended December 31, 2009 compared with 43.1% for the year ended December 31, 2008.

        LAN solutions and other revenue in the year ended December 31, 2009 was £36.7 million compared to £61.6 million for the year ended December 31, 2008. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project was the provision of telecommunication network equipment for Heathrow airport's new Terminal 5 which contributed £0.4 million of revenue in the year ended December 31, 2009 compared to £21.0 million in the year ended December 31, 2008. This contract, however, operated at a lower margin and, consequently, it did not have a significant impact on Business segment contribution.

        Wholesale revenue decreased mainly as a result of the loss of certain lower margin contracts and wholesale voice customers.

  Business Segment Contribution

        For the year ended December 31, 2009, Business segment contribution increased to £339.7 million from £335.2 million for the year ended December 31, 2008. The increase in segment contribution was due primarily to the result of higher margin retail data contracts and wholesale revenue contracts replacing lower margin voice and infrastructure projects.

Content Segment

        The summary results of operations of our Content segment, which, following the disposal of our sit-up reporting unit, represents solely our Virgin Media TV operations for the years ended December 31, 2009 and 2008 were as follows (in millions):

	Year ended December 31,
	2009	2008
Revenue	£140.5	£121.8
Inter segment revenue	27.3	25.7
Segment contribution	11.8	(4.6)

  Revenue

        For the year ended December 31, 2009, Content segment revenue increased by 15.4% to £140.5 million from £121.8 million for the year ended December 31, 2008. This increase was primarily due to increased carriage revenue as a result of the carriage agreement entered into in November 2008 with BSkyB for continued and extended carriage of our Virgin Media TV channels on its satellite platform at higher rates than under the previous contract, partially offset by reduced advertising revenue in a declining TV advertising market, although Virgin Media TV increased its overall share of the TV advertising market.

  Content Segment Contribution

        For the year ended December 31, 2009, Content segment contribution increased to £11.8 million from a loss of £4.6 million for the same period in 2008. This increase is mainly due to the increase in carriage revenue resulting from the BSkyB agreement referred to above partially offset by the decrease in TV advertising revenue and a small increase in programming investment.

Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £16.5 million and £18.7 million in the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, our investment in UKTV was carried on the consolidated balance sheet at £359.9 million, which includes outstanding loans totaling £129.3 million.

        UKTV receives financing through loans from Virgin Media, which totaled £129.3 million at December 31, 2009. These loans effectively act as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £12.5 million for the year ended December 31, 2009. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £8.6 million during 2009.

        Additionally, we recorded a loss of £2.4 million and £4.3 million in the years ended December 31, 2009 and 2008, respectively, from our investment in our joint venture with Setanta Sports News. Setanta Sports News ceased broadcasting in June 2009 and we are in process of winding up this business.

Consolidated Results of Operations for the Years Ended December 31, 2008 and 2007

Revenue

        For the year ended December 31, 2008, revenue decreased by 1.6% to £3,776.8 million from £3,838.6 million for the same period in 2007. This decrease was primarily due to lower revenue in our Consumer segment, driven by declining cable telephony usage, increased price discounting due to increased competition, and lower mobile revenue mainly due to lower prepay revenue as a result of fewer customers, and lower Business segment revenue. This reduction was partially offset by an increase in revenue in our Content segment. See further discussion of our Consumer, Business and Content segments below.

Operating Costs

        For the year ended December 31, 2008, operating costs, including network expenses, decreased slightly to £1,647.1 million from £1,652.2 million during the same period in 2007. This decrease was primarily attributable to decreased cost of sales in our Consumer and Business segments partially offset by increased cost of sales in our Content segment. Lower employee, facilities and other network costs and reduced commissions and equipment costs related to mobile equipment sales were partially offset by increased interconnect costs related to our mobile services and increased programming costs in our Content segment following the launch of our Virgin1 channel in the fourth quarter of 2007.

Selling, General and Administrative Expenses

        For the year ended December 31, 2008, selling, general and administrative expenses decreased to £828.0 million from £906.0 million for the same period in 2007. This decrease was primarily attributable to lower employee costs mainly as a result of fewer employees, lower bad debt expense and a reduction in costs in relation to marketing and our rebrand to Virgin Media in 2007. The decrease was partially offset by increased professional charges.

Restructuring and Other Charges

        For the year ended December 31, 2008, restructuring and other charges decreased to £22.7 million from £28.7 million for the same period in 2007. Restructuring and other charges in the year ended December 31, 2008 related primarily to contract and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges in the year ended December 31, 2007 related primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under the Exit or Disposal Cost Obligations of the FASB ASC.

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2007	£35.9	£12.6	£41.1	£—	£—	£89.6
Charged to expense	2.3	—	3.4	2.0	14.0	21.7
Revisions	(1.0)	(1.7)	3.7	—	—	1.0
Utilized	(20.7)	(10.9)	(9.7)	—	—	(41.3)

Balance, December 31, 2008	£16.5	£—	£38.5	£2.0	£14.0	£71.0

Depreciation Expense

        For the year ended December 31, 2008, depreciation expense decreased to £902.8 million from £922.3 million for the same period in 2007. This decrease was primarily as a result of fixed assets becoming fully depreciated, partially offset by increases in depreciation in respect of new fixed assets, relating particularly to the upgrade and expansion of our networks, and changes in the useful economic lives of certain asset categories with effect from January 1, 2008.

Amortization Expense

        For the year ended December 31, 2008, amortization expense decreased to £285.8 million from £301.0 million for the same period in 2007. The decrease in amortization expense related primarily to the final amortization of certain intangible assets, partially offset by the reduction in the remaining useful economic lives of certain intangible assets with effect from January 1, 2008.

Goodwill and Intangible Asset Impairments

        We performed our annual impairment review for our former Mobile, Virgin Media TV and sit-up reporting units as at June 30, 2008. As a result of this review we concluded that the fair values of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit's fair value was less than its carrying value. As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our former Cable segment and concluded that its fair value exceeded its carrying value.

        The fair value of the Mobile reporting unit was determined through the use of a combination of both market and income valuation approaches to calculate fair value. The market approach valuations in respect of the Mobile reporting unit declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we recorded an impairment charge of £362.2 million in relation to this reporting unit in the year ended December 31, 2008.

Interest Income and Other, Net

        For the year ended December 31, 2008, interest income and other increased to £26.1 million from £18.3 million for the year ended December 31, 2007, primarily as a result of higher interest income receivable on higher cash balances during the year, together with the non-recurrence in 2008 of losses incurred in 2007 on disposal of fixed assets. In 2007, interest income and other included gains on disposal of investments of £8.1 million, offset by losses on disposal of fixed assets of £18.8 million.

Interest Expense

        For the year ended December 31, 2008, interest expense decreased to £499.4 million from £514.1 million for the same period in 2007, mainly as a result of reductions in certain loan obligations following voluntary repayments under our senior credit facility in December 2007 and April 2008, partially offset by interest on the new convertible senior notes issued in April 2008 which funded the repayment of higher cost bank debt.

        We paid cash interest of £515.8 million for the year ended December 31, 2008 and £486.9 million for the year ended December 31, 2007. The increase in cash interest payments resulted from changes in the timing of interest payments.

Loss on Extinguishment of Debt

        For the year ended December 31, 2008, loss on extinguishment of debt was £9.6 million which related to the write off of deferred financing costs as a result of the prepayment of £804.0 million under our senior credit facility during the year. For the year ended December 31, 2007, loss on extinguishment of debt was £3.2 million which related to the write off of deferred financing costs as a result of the prepayment of £273.6 million under our senior credit facility during the year.

Share of Income From Equity Investments

        For the year ended December 31, 2008, share of income from equity investments was £14.4 million as compared with income of £17.7 million for the same period in 2007. The share of income from equity investments in the years ended December 31, 2008 and 2007 was largely comprised of our proportionate share of the income earned by UKTV, which was partially offset by the losses incurred by Setanta Sports News. See Segmental Results of Operations for the Years Ended December 31, 2008 and 2007—Television Channel Joint Ventures.

Gains (Losses) on Derivative Instruments

        The gain on derivative instruments of £283.7 million in the year ended December 31, 2008, mainly related to unrealized gains from the recognition of favorable mark to market changes in U.S. dollar and euro denominated cross-currency interest rate swaps which are not designated as accounting hedges but do economically mitigate the risk of certain exposures denominated in U.S. dollars and euros. The loss on derivative instruments of £2.5 million in the year ended December 31, 2007, primarily related to unrealized losses on cross-currency interest rate swaps not designated as hedges offset by hedge ineffectiveness on certain interest rate swaps. See Derivative Instruments and Hedging Activities.

Foreign Currency (Losses) Gains

        For the year ended December 31, 2008, foreign currency losses were £403.6 million as compared with gains of £5.1 million for the same period in 2007. The foreign currency losses in the year ended December 31, 2008 were largely comprised of net unrealized losses resulting from unfavorable exchange movements totaling £364.0 million on our U.S dollar and euro denominated debt, including a £171.1 million unfavorable exchange rate movement on the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged. The foreign currency transaction gains in the year ended December 31, 2007 were largely comprised of favorable exchange rate movements on our U.S. dollar denominated debt and payables.

Income Tax Benefit (Expense)

        For the year ended December 31, 2008, income tax benefit was £6.8 million as compared with an expense of £2.5 million for the same period in 2007. The 2008 tax benefit and 2007 tax expense was comprised of (in millions):

	2008	2007
U.S. state and local income tax	£—	£0.6
Foreign tax	4.7	4.9
Deferred U.S. income tax	(1.1)	(7.6)
Deferred foreign tax	3.4	—
Alternative minimum tax	(0.2)	(0.4)

Total	£6.8	£(2.5)

        In 2008, we received refunds of £1.3 million in respect of pre-acquisition periods of Virgin Mobile. We paid £0.1 million in respect of U.S. state and local taxes. In 2007, we received refunds of £7.9 million in respect of pre-acquisition periods of Virgin Mobile and £0.4 million of U.S. federal income tax relating to pre-acquisition periods of Telewest. We paid £0.6 million of U.S alternative minimum tax in 2007.

Loss From Continuing Operations

        For the year ended December 31, 2008, loss from continuing operations increased to £853.4 million from a loss of £452.8 million for the same period in 2007 due to the factors discussed above.

Loss From Discontinued Operations

        For the year ended December 31, 2008, net loss from discontinued operations was £66.6 million compared with a loss of £10.7 million for the year ended December 31, 2007. Included in the loss for the year ended December 31, 2008 is an impairment loss of goodwill and intangible assets related to our sit-up business.

        In September 2008, our sit-up reporting unit received notification that one of its two licenses to broadcast over Freeview digital terrestrial television would not be renewed in January 2009. Along with this, the downturn in the economy had a negative impact on sit-up's business. Management performed a review of the implications of these changes on sit-up's business model and, as a result, an interim goodwill impairment review was performed. This review resulted in an impairment charge being recognized of £14.9 million in relation to intangible assets and £39.9 million in relation to goodwill in the year ended December 31, 2008. These impairment charges are included within the loss from discontinued operations.

Loss From Continuing Operations Per Share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2008 was £2.60 compared to £1.39 for the year ended December 31, 2007. Basic and diluted loss per share is computed using a weighted average of 328.0 million shares issued and outstanding in the year ended December 31, 2008 and a weighted average of 325.9 million shares issued and outstanding for the same period in 2007. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at December 31, 2008 and 2007 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

Segmental Results of Operations for the Years Ended December 31, 2008 and 2007

Consumer Segment

        The summary combined results of operations of our Consumer segment for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Year ended December 31,
	2008	2007
Revenue	£3,029.0	£3,087.3
Segment contribution	1,803.6	1,805.4

  Revenue

        Our Consumer segment revenue by customer type for the years ended December 31, 2008 and 2007 was as follows (in millions):

	Year ended December 31,
			Increase/ (Decrease)
	2008	2007
Revenue:
Cable	£2,396.7	£2,421.8	(1.0)%
Mobile(1)	570.0	597.6	(4.6)%
Non-cable	62.3	67.9	(8.2)%

Total revenue	£3,029.0	£3,087.3	(1.9)%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the year ended December 31, 2008, revenue from our Consumer segment customers decreased by 1.9% to £3,029.0 million from revenue of £3,087.3 million for the year ended December 31, 2007. This decrease was primarily due to a reduction in cable fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace, together with declining mobile revenue mainly as a result of lower prepay subscribers, and decreased non-cable revenue. In addition, in 2007 we took significant steps to increase alignment of the prices paid by our existing cable customers with the prices paid by new customers, the full year impact of which has been reflected in 2008. Partially offsetting these decreases have been increases in cable revenue from selective telephony and television price increases as well as from additional subscribers to our television, broadband and fixed line telephone services.

        Cable ARPU was unchanged at £42.34 for the three months ended December 31, 2008 and 2007. Increases in cable ARPU, mainly due to selective price increases and successful up-selling and cross-selling to existing customers, were offset by declining telephony usage and higher price discounting as discussed above. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by cable products per customer increasing to 2.40 at December 31, 2008 from 2.29 at December 31, 2007 and by "triple-play" penetration growing to 55.9% at December 31, 2008 from 49.5% at December 31, 2007. A triple-play customer is a customer who subscribes to all three of our television, broadband and fixed line telephone services.

        For the year ended December 31, 2008, mobile revenue decreased to £570.0 million from £597.6 million for the same period in 2007. The decrease was primarily attributable to lower prepay revenue as a result of a decline in the numbers of prepay subscribers of 550,000 during 2008, partially offset by increased contract revenue driven mainly by an increase in the number of contract subscribers of 273,100 in the year. Also contributing to the decrease was a decline in equipment revenue mainly due to a reduction in the average price of handsets during the year, partially offset by increased volume of handset sales.

        Mobile ARPU increased slightly to £13.35 for the three months ended December 31, 2008 from £13.17 for the three months ended December 31, 2007. The increase was primarily due to the increased proportion of our higher value contract customers, relative to the total number of mobile customers, which rose to 19.4% at December 31, 2008 from 10.4% at December 31, 2007, partially offset by lower prepay usage in the three months ended December 31, 2008. As discussed below, as a result of our change in the definition of an active prepay mobile customer, the number of prepay mobile customers and mobile ARPU have been restated from those previously reported.

        Non-cable revenue for the year ended December 31, 2008 decreased to £62.3 million from £67.9 million for the year ended December 31, 2007. The decrease was mainly due to a decline in products partially due to the migration of the billing systems supporting these customers which delayed the introduction of new offerings until the latter end of 2008.

  Consumer Segment Contribution

        For the year ended December 31, 2008, Consumer segment contribution decreased to £1,803.6 million from £1,805.4 million for the year ended December 31, 2007. This decrease is due to lower cable revenue, primarily as a result of higher price discounting and lower telephony usage, together with the decline in revenues from our mobile customers and non-cable customers, as described above. Partially offsetting these declines are lower expenses as a result of a reduction in marketing costs after our rebrand to Virgin Media in 2007, lower employee related costs, and lower direct operating costs as a result of lower revenues.

  Summary Cable Statistics

        Selected statistics for our cable customers for the three months ended December 31, 2008 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended December 31, 2008 was an increase of 14,800 customers being the net of gross additions and disconnections (net additions). The reduction in net additions compared with the three months ended December 31, 2007 was primarily the result of fewer gross additions which we believe may be due in part to the softer macroeconomic environment. Customer churn fell during recent periods, particularly in the three months ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 during which our average monthly churn was 1.2%, 1.3%, 1.5% and 1.2%, respectively. These rates compare with the three months ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, during which our average monthly churn was 1.6%, 1.8%,

1.7% and 1.4%, respectively. The total number of cable products grew to 11,403,000 at December 31, 2008 from 10,923,400 at December 31, 2007, representing a net increase in products of 479,600.

	Three months ended
	December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007
Opening customers	4,740,400		4,741,200		4,779,600		4,774,700		4,750,300
Customer additions	192,600		214,600		167,900		181,400		225,100
Customer disconnects	(177,800)		(206,300)		(187,400)		(176,500)		(200,700)

Net customer movement	14,800		8,300		(19,500)		4,900		24,400
Data cleanse(1)	—		(9,100)		(18,900)		—		—

Closing customers	4,755,200		4,740,400		4,741,200		4,779,600		4,774,700
Cable churn(2)	1.2%		1.5%		1.3%		1.2%		1.4%
Cable products(1)(3):
Television	3,621,000		3,576,500		3,538,800		3,514,900		3,478,100
DTV (included in Television)	3,469,000		3,407,900		3,353,500		3,311,400		3,253,500
Telephone	4,099,200		4,078,600		4,063,500		4,060,400		4,031,400
Broadband	3,682,800		3,625,700		3,563,400		3,502,300		3,413,900
Total cable products	11,403,000		11,280,800		11,165,700		11,077,600		10,923,400
Cable products/Customer	2.40	x	2.38	x	2.36	x	2.32	x	2.29	x
Triple-play penetration	55.9%		54.7%		53.1%		51.3%		49.5%
Cable Average Revenue Per User(4)(5)	£42.34		£42.00		£41.68		£41.95		£42.34
Cable ARPU calculation:
Cable revenue (millions)(5)	£603.5		£596.2		£595.5		£601.5		£606.1
Average customers	4,751,000		4,731,800		4,762,900		4,780,200		4,771,700

(1)
Data cleanse activity with respect to August and September 2008 resulted in a decrease in reported customer numbers of 9,100 and a decrease in reported products of 6,800, comprised of decreases of approximately 6,400 Broadband, 300 Telephone and 100 Television products. Data cleanse activity reported with respect to the second quarter of 2008 resulted in a decrease in reported customer numbers of 18,900 and an increase in reported products of 5,300, comprised of an increase of approximately 6,500 Broadband products and decreases of approximately 300 Telephone and 900 Television products. These second quarter figures included a 4,600 decrease in reported customer numbers and a 9,200 decrease in reported products relating to data cleanse activity in July 2008.

(2)
Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one product. Accordingly, a subscriber who receives both telephone and television service counts as two products. Products may include subscribers receiving some services for free or at a reduced rate in connection with promotional offers.

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

(5)
As a result of the treatment of sit-up as discontinued operations and the retroactive adjustment of prior periods, cable revenue and cable ARPU have increased as we previously eliminated revenues earned from sit-up on consolidation.

  Summary Mobile Statistics

        Selected statistics for our mobile customers, for the three months ended December 31, 2009 as well as the prior four quarters, are set forth in the table below. Between December 31, 2008 and December 31, 2007, the number of mobile customers decreased by a net 276,900 customers. Contract customer net gains of 273,100 were offset by net losses of 550,000 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our cable products. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus on the lower value end of the prepay market.

        During the three months ended June 30, 2009, we changed the definition of an active prepay mobile customer from one who had an outbound call or text in the preceding 90 days to one who had an outbound call or text in the preceding 30 days. Accordingly, opening prepay mobile customers, net prepay mobile customer additions (disconnections), data cleanse, closing prepay mobile customers, total closing mobile customers, mobile average revenue per user and average mobile customers have been restated in all of the three month periods set forth in the table below:

	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Contract mobile customers(1):
Opening contract mobile customers	578,600	491,600	435,700	376,300	328,800
Net contract mobile customer additions	70,800	78,300	55,900	59,400	47,500
Data cleanse(2)	—	8,700	—	—	—

	70,800	87,000	55,900	59,400	47,500

Closing contract mobile customers	649,400	578,600	491,600	435,700	376,300
Prepay mobile customers(1):
Opening prepay mobile customers	2,854,200	2,941,400	3,093,000	3,244,000	3,241,700
Net prepay mobile customer additions (disconnections)	(160,200)	(98,100)	(151,600)	(109,000)	2,300
Data cleanse(2)	—	10,900	—	(42,000)	—

	(160,200)	(87,200)	(151,600)	(151,000)	2,300

Closing prepay mobile customers	2,694,000	2,854,200	2,941,400	3,093,000	3,244,000
Total closing mobile customers	3,343,400	3,432,800	3,433,000	3,528,700	3,620,300
Mobile average revenue per user(3)	£13.35	£13.60	£13.34	£12.61	£13.17
Mobile ARPU calculation:
Mobile service revenue (millions)	£134.6	£139.9	£139.3	£134.5	£142.0
Average mobile customers	3,360,400	3,427,500	3,481,500	3,556,300	3,593,900

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

(2)
Data cleanse activity with respect to the three months ended September 30, 2008 resulted in an increase in contract and prepay mobile customer numbers as disclosed above. Data cleanse activity with respect to the three months ended March 31, 2008 resulted in a decrease in prepay mobile customers as disclosed above. Previously this data cleanse was shown within net prepay mobile customer additions (disconnects).

(3)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period, by the average number of active customers (contract and prepay) for the period, divided by three. For the purpose of calculating Mobile ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported.

  Summary Non-cable Statistics

        Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended December 31, 2009 as well as for the four prior quarters are set forth in the table below. During November 2008, we rebranded our non-cable residential customers to Virgin Media National. Total non-cable products declined by 33,700 during the year ended December 31, 2008. This decline in non-cable products is partially due to the migration of the billing systems supporting these customers which has delayed the introduction of new offerings until the end of the year.

	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Opening non-cable products:
Telephone	104,900	107,300	102,400	103,900	90,500
Broadband	260,100	272,700	279,500	287,300	282,300

	365,000	380,000	381,900	391,200	372,800
Net non-cable product additions (disconnections):
Telephone	600	(2,400)	4,900	(1,500)	13,400
Broadband	(8,100)	(12,600)	(6,800)	(7,800)	5,000

	(7,500)	(15,000)	(1,900)	(9,300)	18,400
Closing non-cable products:
Telephone	105,500	104,900	107,300	102,400	103,900
Broadband	252,000	260,100	272,700	279,500	287,300

	357,500	365,000	380,000	381,900	391,200

Business Segment

        The summary combined results of operations of our Business segment for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Year ended December 31,
	2008	2007
Revenue	£626.0	£641.8
Inter segment revenue	0.4	0.4
Segment contribution	335.2	338.4

  Revenue

        Our Business segment revenue for the years ended December 31, 2008 and 2007 was comprised of (in millions):

	Year ended December 31,
			Increase/ (Decrease)
	2008	2007
Revenue:
Retail:
Voice	£190.8	£214.6	(11.1)%
Data	190.9	170.6	11.9%
LAN solutions	61.6	67.3	(8.5)%

	443.3	452.5	(2.0)%
Wholesale	182.7	189.3	(3.5)%

Total revenue	£626.0	£641.8	(2.5)%

        For the year ended December 31, 2008, revenue from business customers decreased by 2.5% to £626.0 million from £641.8 million for the year ended December 31, 2007. The decrease was attributable to declines in retail voice, Local Area Network (LAN) solutions and wholesale revenues, partially offset by growth in retail data revenue. Retail voice revenue decreased mainly as a result of declining telephony usage, as a result of which our strategy has been to replace this declining voice revenue with increasing data revenue. Retail data revenue represented 43.1% of the retail business revenue for the year ended December 31, 2008 compared with 37.7% for the year ended December 31, 2007.

        LAN solutions revenue in the year ended December 31, 2008 was £61.6 million compared to £67.3 million for the year ended December 31, 2007. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project was the provision of telecommunication network equipment for Heathrow airport's new Terminal 5 which contributed £21.0 million of revenue in the year ended December 31, 2008 compared to £27.9 million in the year ended December 31, 2007. This contract, however, operated at a lower margin and, consequently, it did not have a significant impact on Business segment contribution.

        Wholesale revenue decreased mainly as a result of fewer customers in a highly competitive market partly offset by stronger than usual customer equipment sales in the last three months of the year.

  Business Segment Contribution

        For the year ended December 31, 2008, Business segment contribution decreased to £335.2 million from £338.4 million for the year ended December 31, 2007. The decline in revenue as described above was partially offset by related declines in directly attributable costs and indirect expenditure.

Content Segment

        The summary results of operations of our Content segment, which, following the disposal of our sit-up reporting unit, represents solely our Virgin Media TV operations for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Year ended December 31,
	2008	2007
Revenue	£121.8	£109.5
Inter segment revenue	25.7	24.4
Segment contribution	(4.6)	8.4

  Revenue

        For the year ended December 31, 2008, Content segment revenue increased by 11.2% to £121.8 million from £109.5 million for the year ended December 31, 2007. This increase was primarily due to increased advertising revenue, partially offset by the loss of revenue from our program rights licensing business which was disposed of in July 2007.

        On November 4, 2008, we signed a new carriage agreement with BSkyB for continued carriage of our Virgin Media TV channels on its satellite platform, effective from November 13, 2008. The new agreement provides for an increase in the annual carriage fee from £6.0 million to £30.0 million, plus a capped performance-based adjustment (allowing for maximum additional payment of up to £6.0 million and £8.0 million in years one and two, respectively, and up to £7.9 million in the final seven months of the term). The new carriage agreement expires in June 2011.

  Content Segment Contribution

        For the year ended December 31, 2008, Content segment contribution decreased to a loss of £4.6 million from an income of £8.4 million for the same period in 2007. This decrease is mainly due to an increase in programming costs, particularly in respect of Virgin1, together with the non-recurrence in 2008 of gains totaling £13.0 million relating to the favorable settlement of certain long standing contractual issues in 2007.

Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £18.7 million in each of the years ended December 31, 2008 and 2007. At December 31, 2008, our investment in UKTV was carried on the balance sheet at £353.5 million, which includes outstanding loans totaling £137.7 million.

        UKTV receives financing through loans from Virgin Media, which totaled £137.7 million at December 31, 2008. These loans effectively act as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £8.6 million for the year ended December 31, 2008. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £38.1 million during 2008.

        Additionally, we recorded a loss of £4.3 million and £1.0 million in the years ended December 31, 2008 and 2007, respectively, from our investment in our joint venture with Setanta Sports News.

Consolidated Statement of Cash Flows

Years Ended December 31, 2009 and 2008

        For the year ended December 31, 2009, cash provided by operating activities increased to £900.6 million from £758.7 million for the year ended December 31, 2008. This increase was attributable to the improvements in operating results and lower cash interest payments. For the year ended December 31, 2009, cash paid for interest, exclusive of amounts capitalized, decreased to £404.2 million from £515.8 million during the same period in 2008. This decrease resulted from lower interest rates, lower debt levels due to repayments in 2008 and differences in the timing of interest payments under our senior credit facility.

        For the year ended December 31, 2009, cash used in investing activities increased to £572.3 million from £468.7 million for the year ended December 31, 2008. The cash used in investing activities in the years ended December 31, 2009 and 2008 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £569.0 million for the year ended December 31, 2009 from £477.9 million for the same period in 2008, primarily due to lower use of finance leases for the acquisition of capital equipment together with increased scaleable infrastructure costs relating to broadband speed upgrades.

        Cash used in financing activities for the year ended December 31, 2009 was £69.7 million compared with cash used in financing activities of £427.3 million for the year ended December 31, 2008. For the year ended December 31, 2009, the principal uses of cash were the partial repayments under our senior credit facility and our senior notes due 2014, and capital lease payments, totaling £1,737.4 million, and the principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £1,610.2 million. For the year ended December 31, 2008, the principal uses of cash were the partial repayments under our senior credit facility and capital lease payments, totaling £846.3 million, and the principal components of cash provided by financing activities were new borrowings from the issuance of our convertible senior notes, net of financing fees, of £447.7 million. See further discussion under Liquidity and Capital Resources—Senior Credit Facility.

Years Ended December 31, 2008 and 2007

        For the year ended December 31, 2008, cash provided by operating activities increased to £758.7 million from £710.8 million for the year ended December 31, 2007. This increase was primarily attributable to an improvement in working capital, partially offset by an increase in cash paid for interest. For the year ended December 31, 2008, cash paid for interest, exclusive of amounts capitalized, increased to £515.8 million from £486.9 million during the same period in 2007. This increase resulted from changes in the timing of interest payments under our senior credit facility.

        For the year ended December 31, 2008, cash used in investing activities was £468.7 million compared with cash used in investing activities of £507.3 million for the year ended December 31, 2007. The cash used in investing activities in the years ended December 31, 2008 and 2007 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets decreased to £477.9 million for the year ended December 31, 2008 from £533.7 million for the same period in 2007, reflecting a higher utilization of finance leases.

        Cash used in financing activities for the year ended December 31, 2008 was £427.3 million compared with cash used in financing activities of £302.5 million for the year ended December 31, 2007. For the year ended December 31, 2008, the principal uses of cash were the partial repayments under our senior credit facility and capital lease payments, totaling £846.3 million, and the principal components of cash provided by financing activities were new borrowings from the issuance of our convertible senior notes, net of financing fees, of £447.7 million. For the year ended December 31,

2007, the principal uses of cash were the partial repayments of our senior credit facility and capital lease payments, totaling £1,170.8 million, and the principal components of cash provided by financing activities were new borrowings under our senior credit facility, net of financing fees, of £874.5 million. See further discussion under Liquidity and Capital Resources—Senior Credit Facility.

Liquidity and Capital Resources

        As of December 31, 2009, we had £5,974.7 million of debt outstanding, compared to £5,972.0 million as of September 30, 2009 and £6,170.1 million as of December 31, 2008, and £430.5 million of cash and cash equivalents, compared to £351.6 million as of September 30, 2009 and £181.6 million as of December 31, 2008. The decrease in debt from December 31, 2008 is primarily due to movements in exchange rates.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. We expect that our cash on hand, together with cash from operations and amounts undrawn on our revolving credit facility, will be sufficient for our cash requirements through December 31, 2010. However, our cash requirements after December 31, 2010 may exceed these sources of cash. We have significant principal payments due in 2012 under our senior credit facility that could require a partial or comprehensive refinancing of our remaining senior credit facility, and the possible use of other debt instruments. Our ability to implement such a refinancing successfully would be significantly dependent on stable debt capital markets.

        On January 19, 2010, we issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by our wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.50% senior secured notes due 2018 and £875 million of 7.00% senior secured notes due 2018, collectively referred to as the senior secured notes. For more information see "—Senior Secured Notes" below. The net proceeds from the issuance of the senior secured notes were used to repay £1,453.0 million of our obligations under our senior credit facility.

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

Senior Credit Facility

        Our senior credit facility, which matures in March 2013, is comprised of amortizing Tranche A term loan facilities, bullet repayment Tranche B and Tranche C term loan facilities and multi-currency revolving loan facilities. In June 2009, certain amendments to our senior credit facility became effective, including (i) the deferral of the remaining principal payments due to consenting lenders under existing

Tranche A term loan facilities, through the transfer of those lenders' participations to new term loan facilities which mature in June 2012 and have no amortization payments prior to final maturity; (ii) the extension of the maturity of the existing revolving facility in respect of consenting lenders from March 2011 to June 2012, through the transfer of those lenders' participations to a new revolving facility, and (iii) the reset of certain financial covenant ratios. Lenders who did not individually consent to transfer their participations to the new A tranches and revolving facility remained in the existing A tranches and revolving facility.

        On October 30, 2009, we further amended our senior credit facility to, among other things, permit the issuance of an unlimited amount of senior secured notes, provided that 100% of the net proceeds of any issuance of senior secured notes are applied to repay debt under the senior credit facility. Any senior secured notes rank pari passu with the debt outstanding under the senior credit facility and the borrowers and guarantors under the senior credit facility are permitted to grant guarantees and security in respect of any senior secured notes. A covenant was also added to the senior credit facility that requires us to maintain outstandings and commitments under the senior credit facility in an aggregate principal amount of not less than £1.0 billion. Certain additional potential amendments were outlined in the senior credit facility, and those amendments became effective on January 19, 2010.

Principal Amortization

        The amortization schedule under our senior credit facility as of December 31, 2009 was (in millions):

Date	Amount
September 30, 2010	£0.2
March 3, 2011	285.7
June 3, 2012	677.4
September 3, 2012	1,849.5
March 3, 2013	300.0

Total	£3,112.8

        Following the repayment of obligations under our senior credit facility from the proceeds of the senior secured note issuance in January 2010, the remaining principal payments on our senior credit facility were scheduled as follows: September 2012—£1,327.3 million (Tranches B7, B8, B9, B10, B11 and B12) and March 2013—£300.0 million (Tranche C).

Mandatory Prepayments

        Our senior credit facility must be prepaid in certain circumstances by certain amounts, including:

  •
  50% of excess cash flow in each financial year in excess of £25 million, which percentage may be reduced to 25% or 0% if certain leverage ratios are met;

  •
  50% of the net cash proceeds of any issuance of certain debt greater than £10 million subject to specified exceptions, including indebtedness raised under this offering of notes, 100% of the net cash proceeds of which must be used in prepayment of loans under our senior credit facility;

  •
  50% of the net cash proceeds of any issuance of equity greater than £10 million subject to customary exceptions, which percentage may be reduced to 25% or 0% if certain leverage ratios are met;

  •
  from the net proceeds of insurance claims subject to minimum thresholds and customary exceptions;

  •
  from the net proceeds of certain asset disposals subject to minimum thresholds and customary exceptions; and

  •
  from the net proceeds of certain actions (including sale, spin-off or distribution) taken with respect to all or part of our content division subject to minimum thresholds and customary exceptions.

        In addition, our senior credit facility must be repaid and all commitments will be cancelled upon the occurrence of a change of control.

Interest Margins

        The annual rate of interest payable under our senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), US LIBOR or European Intrabank Offer Rate (EURIBOR), as applicable, plus (ii) the applicable interest margin and the applicable cost of complying with any reserve requirement.

        The applicable interest margin for Tranche A, Tranche A1 and the old revolving facility depends upon the net leverage ratio of the bank group (which comprises VMIH and most of its subsidiaries, and certain other operating companies which are subsidiaries of Virgin Media Inc. but not of VMIH) then in effect as set forth below:

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

        The applicable interest margin for Tranche A2, Tranche A3 and the new revolving facility will depend upon the net leverage ratio of the bank group then in effect as set forth below:

Leverage Ratio	Margin
Less than 3.00:1	2.625%
Greater than or equal to 3.00:1 but less than 3.40:1	2.750%
Greater than or equal to 3.40:1 but less than 3.80:1	2.875%
Greater than or equal to 3.80:1 but less than 4.20:1	3.000%
Greater than or equal to 4.20:1	3.125%

        The applicable interest margins for Tranches B1—B12 and Tranche C are as follows:

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
B5	2.125%
B6	2.125%
B7	3.625%
B8	3.625%
B9	3.500%
B10	3.500%
B11	3.625%
B12	3.625%
C	2.750%

Guarantees; Security

        The security granted in respect of our senior credit facility includes substantially all of the assets of the bank group. Our senior credit facility requires that members of the bank group which generate not less than 80% of the consolidated operating cash flow of the bank group in any financial year guarantee the payment of all sums payable under our senior credit facility (other than Tranche C thereof) and such members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable under our senior credit facility (other than Tranche C thereof). Virgin Media Finance PLC, or Virgin Media Finance, has also provided a guarantee for the payment of all sums payable under our senior credit facility and has secured its obligations under that guarantee by granting security over its interest in the intercompany debt owed to it by its direct subsidiary VMIH and over all of the shares in VMIH. Tranche C under our senior credit facility also has the benefit of a senior guarantee granted by Virgin Media Finance. That guarantee will share in the security of Virgin Media Finance granted to the senior credit facility, but will receive proceeds only after the other tranches. Tranche C does not benefit from guarantees or security granted by other members of the group.

Financial Maintenance Covenants

        Our senior credit facility contains the following financial covenant ratios (each as defined in our senior credit facility):

  •
  Consolidated net debt to consolidated operating cashflow, which we refer to as the Leverage Ratio;

  •
  Consolidated operating cashflow to consolidated total net cash interest payable, which we refer to as the Interest Coverage Ratio; and

  •
  Bank group cashflow to consolidated debt service, which we refer to as the Debt Service Coverage Ratio.

        The minimum required ratios are outlined below:

Quarter Date	Leverage Ratio	Interest Coverage Ratio	Debt Service Coverage Ratio
December 31, 2009	4.25:1	2.60:1	1:1
March 31, 2010	4.25:1	2.60:1	1:1
June 30, 2010	4.10:1	2.65:1	1:1
September 30, 2010	4.00:1	2.70:1	1:1
December 31, 2010	3.90:1	2.75:1	1:1
March 31, 2011	3.75:1	2.85:1	1:1
June 30, 2011	3.70:1	2.90:1	1:1
September 30, 2011	3.60:1	3.00:1	1:1
December 31, 2011	3.50:1	3.05:1	1:1
March 31, 2012	3.50:1	3.10:1	1:1
June 30, 2012	3.00:1	3.20:1	1:1
September 30, 2012	3.00:1	4.00:1	1:1
December 31, 2012 and thereafter	3.00:1	4.00:1	1:1

        As shown in the table above, the required levels become more restrictive over time. As a result, we will need to continue to improve our operating performance over the next several years to meet these levels. Failure to meet these covenant levels would result in a default under our senior credit facility. As of December 31, 2009, we were in compliance with these covenants.

Events of Default

        The occurrence of events of default specified in our senior credit facility entitle the lenders to cancel any undrawn portion of that facility, require the immediate payment of all amounts outstanding under that facility and enforce or direct the enforcement of the security interests that have been granted. These events of default include, among other things:

  •
  failure to make payments of principal or interest when due;

  •
  breaches of representations;

  •
  breaches of obligations and undertakings under our senior credit facility and related finance documents, including failure to meet financial covenants;

  •
  cross defaults;

  •
  the occurrence of insolvency contingencies affecting Virgin Media Inc., the issuer, any borrower under our senior credit facility or any guarantor that is a material subsidiary;

  •
  repudiation of our senior credit facility and the other finance documents;

  •
  illegality; and

  •
  the occurrence of any event or circumstance which would have a material adverse effect on the business, assets or financial condition of the obligors under our senior credit facility taken as a whole or any obligor's payment or other material obligations under our senior credit facility or related finance documents.

Senior Unsecured Notes

        In November 2009, Virgin Media Finance issued U.S. dollar denominated 8.375% senior notes due 2019 with a principal amount outstanding of $600 million and sterling denominated 8.875% senior notes due 2019 with a principal amount outstanding of £350 million, collectively, the senior notes due 2019. Interest on the senior notes due 2019 is payable on April 15 and October 15 of each year. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and Virgin Media Investments Limited.

        In June 2009, Virgin Media Finance issued U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $750 million and euro denominated 9.50% senior notes due 2016 with a principal amount outstanding of €180 million. In July 2009, Virgin Media Finance issued additional U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $600 million. The U.S. dollar denominated senior notes issued in June 2009 and July 2009, respectively, are treated as a single issuance of the same notes under the indenture for these notes, collectively, the 9.50% senior notes due 2016. Interest on the 9.50% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2019 and its 9.125% senior notes due 2016. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and Virgin Media Investments Limited.

        In July 2006, Virgin Media Finance issued U.S. dollar denominated 9.125% senior notes due 2016 with a principal amount outstanding of $550 million. The 9.125% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding 9.50% senior notes due 2016 and its senior notes due 2014 and 2019. Interest on the 9.125% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.125% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and Virgin Media Investments Limited.

        In April 2004, Virgin Media Finance issued U.S. dollar denominated 8.75% senior notes due 2014 with a principal amount outstanding of $425 million, sterling denominated 9.75% senior notes due 2014 with a principal amount outstanding of £375 million, and euro denominated 8.75% senior notes due 2014 with a principal amount outstanding of €225 million, collectively, the senior notes due 2014. Interest is payable on the senior notes due 2014 on April 15 and October 15 of each year. The senior notes due 2014 mature on April 15, 2014 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and Virgin Media Investments Limited. In December 2009, we partially redeemed our senior notes due 2014 using the proceeds from the offering of senior notes due 2019 which we issued in November 2009. Following this partial redemption, the U.S. dollar denominated senior notes due 2014 have a principal amount outstanding of $89.3 million, the sterling denominated senior notes due 2014 have a principal amount outstanding of £78.8 million, and the euro denominated senior notes due 2014 have a principal amount outstanding of €47.3 million, totalling an aggregate principal outstanding amount of £176.0 million (based on sterling equivalent amounts on December 31, 2009).

Senior Secured Notes

        On January 19, 2010, our wholly owned subsidiary Virgin Media Secured Finance PLC issued U.S. dollar denominated 6.50% senior secured notes due 2018 with a principal amount outstanding of $1.0 billion and sterling denominated 7.00% senior secured notes due 2018 with a principal amount outstanding of £875 million, collectively, the senior secured notes due 2018. Interest is payable on the senior secured notes due 2018 on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security which has been granted in favor of our senior credit facility. See Senior Credit Facility—Guarantees: Security.

Restrictions Under Our Existing Debt Agreements

        The agreements governing our senior notes, senior secured notes and senior credit facility significantly and, in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:

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

Convertible Senior Notes

        In April 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of the senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

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

        The initial conversion rate of the convertible senior notes represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as "make whole" fundamental changes, the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

        Holders may also require us to repurchase the convertible senior notes for cash in the event of a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting (including involuntary delisting for failure to continue to comply with the NASDAQ listing criteria), for a purchase price equal to 100% of the principal amount, plus accrued but unpaid interest to the purchase date.

Debt Ratings

        To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The corporate debt ratings and outlook assigned by the rating agencies engaged by us as of December 31, 2009 are as follows:

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Stable
Standard & Poor's	B+	Stable
Fitch	BB-	Positive

Off-Balance Sheet Arrangements

        As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we were not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of December 31, 2009, and the periods in which payments are due (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long term debt obligations	£5,964.5	£0.5	£2,813.4	£476.1	£2,674.5
Capital lease obligations	249.5	51.2	101.8	16.4	80.1
Operating lease obligations	324.3	60.1	113.0	70.2	81.0
Purchase obligations	816.6	505.2	194.1	55.6	61.7
Interest obligations	2,198.5	413.0	721.3	485.8	578.4

Total	£9,553.4	£1,030.0	£3,943.6	£1,104.1	£3,475.7

Early termination charges		£21.4	£7.7	£0.1	£—

        Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

        The following table includes information about our commercial commitments as of December 31, 2009. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions):

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	£16.2	£7.0	£0.9	£—	£8.3
Lines of credit	—	—	—	—	—
Standby letters of credit	5.8	5.1	—	—	0.7
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	£22.0	£12.1	£0.9	£—	£9.0

        Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Derivative Instruments and Hedging Activities

        We have a number of derivative instruments with a number of counterparties to manage our exposures to changes in interest rates and foreign currency exchange rates. We account for certain of these instruments as accounting hedges, in accordance with the Derivatives and Hedging Topic of the FASB ASC, when the appropriate eligibility criteria has been satisfied, and to the extent that they are effective. Ineffectiveness in our accounting hedges, and instruments that we have not elected for hedge accounting, are recognized through the consolidated statement of operations immediately. Effective cash flow accounting hedges are recognized as either assets or liabilities and measured at fair value with changes in the fair value recorded within other comprehensive income (loss). The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts.

        We are subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2009, interest is determined on a variable basis on £3,112.8 million, or 50.8%, of our indebtedness based upon contractual obligations. An increase in interest rates of 0.25% would increase our gross interest expense by £7.8 million per year, before giving effect to interest rate swaps.

        We are also subject to currency exchange rate risks because substantially all of our revenues, operating costs and selling, general and administrative expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2009, £2,495.5 million, or 40.7%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £558.0 million, or 9.1%, of our indebtedness based upon contractual obligations, was denominated in euros. We also purchase goods and services in U.S. dollars, euros and South African rand.

Interest Rate Swaps

        We have entered into a number of interest rate swaps to mitigate the risk relating to the variability in future interest payments on our senior credit facility, which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates between 1.485% and 3.049%.

        We have designated some of the interest rate swaps as cash flow hedges because they hedge against changes in LIBOR. All interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss) where designated as an accounting hedge, or through (loss) gain on derivatives where not designated as an accounting hedge. The amounts initially recorded in other comprehensive income (loss) are then recorded in the statement of operations when the underlying hedged item impacts the statement of operations.

Cross-currency Interest Rate Swaps

        We have entered into a number of cross-currency interest rate swaps to mitigate the risk relating to the variability in the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the euro denominated 8.75% senior notes due 2014, interest payments on the U.S. dollar denominated senior notes due 2016, interest payments on the U.S. dollar denominated 8.375% senior notes due 2019 and interest payments on the U.S. dollar and euro denominated tranches of our senior credit facility. Under these cross-currency interest rate swaps, we receive interest in U.S. dollars at various fixed and floating rates and in euros at various fixed and floating rates in exchange for payments of interest in pounds sterling at various fixed and floating rates.

        We have designated some of the cross-currency interest rate swaps as cash flow hedges, because they hedge against changes in the pound sterling value of the interest payments on the senior notes that result from changes in the U.S. dollar and euro exchange rates. All cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value of these instruments are initially recorded within other comprehensive income (loss) where designated as an accounting hedge, or through (loss) gain on derivatives where not designated as an accounting hedge. The amounts initially recorded in other comprehensive income (loss) are then recorded in the statement of operations when the underlying hedged item impacts the statement of operations.

Foreign Currency Forward Contracts

        We have entered into a number of forward contracts to mitigate the foreign exchange rate risk in payable obligations that are not denominated in pounds sterling. We have designated certain, but not all, of these contracts as accounting hedges. Changes in the fair value of these instruments are initially recorded within other comprehensive income (loss) where designated as an accounting hedge, or through (loss) gain on derivatives where not designated as an accounting hedge. The amounts initially recorded in other comprehensive income (loss) are then recorded in the statement of operations when the underlying hedged item impacts the statement of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2009, £2,495.5 million, or 40.7%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £558.0 million, or 9.1%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 10 to the consolidated financial statements of Virgin Media Inc. and Management's Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities.

        The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of December 31, 2009 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions). The table does not reflect the senior secured notes issued and related senior credit facility repayments made subsequent to the year end. See Liquidity and Capital Resources.

	Year ended December 31,
								Fair Value December 31, 2009
	2010	2011	2012	2013	2014	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$89.3	$3,500.0	$3,589.3	$3,922.1
Variable rate	—	—	$445.1		—	—	$445.1	$436.2
Average interest rate			LIBOR plus 2.0–3.5%		8.750%	8.391%
Average forward exchange rate			0.63		0.63	0.62
Euros
Fixed rate	—	—	—	—	€47.3	€180.0	€227.3	€242.5
Variable rate	—	—	€402.2		—	—	€402.2	€394.2
Average interest rate			LIBOR plus 2.0–3.5%		8.750%	9.500%
Average forward exchange rate			0.87		0.89	0.90
Pounds Sterling
Fixed rate	—	—	—	—	£78.8	£350.0	£428.8	£436.9
Variable Rate	£0.2	£285.7	£1,895.0	£300.0	—	—	£2,480.9	£2,425.9
Average interest rate	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–3.625%	LIBOR plus 2.750%	9.750%	8.875%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	$89.3	$445.1	—	—	$2,500.0	$3,034.4	£33.8
Average forward exchange rate		0.70	0.54			0.60
Average sterling interest rate paid		9.42%	US LIBOR plus 2.13%			9.45%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£32.1
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	€47.3	€402.2	—	—	€180.0	€629.5	£85.0
Average contract exchange rate		0.93	0.69			0.88
Average sterling interest rate paid		8.90%	EURIBOR plus 2.16%			10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	£3,000.0	£200.0	£1,300.0	£300.0	—	—	£4,800.0	£(36.1)
Average sterling interest rate paid	2.18%	2.57%	3.07%	3.28%
Sterling interest rate received	LIBOR	LIBOR	LIBOR	LIBOR

        The following table provides information as of December 31, 2008 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions). The table does not reflect the increase in margin on certain tranches of the senior credit facility obligations that occurred when the repayment condition under the senior credit facility was satisfied.

	Year ended December 31,
								Fair Value December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$1,975.0	$1,975.0	$1,192.3
Variable rate	—	—	—	$531.9	—	—	$531.9	$377.2
Average interest rate				US LIBOR plus 2.0%–3.5%		7.715%
Average forward exchange rate				0.71		0.73
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€175.5
Variable rate	—	—	—	€423.9		—	€423.9	€300.8
Average interest rate				EURIBOR plus 2.0%–3.5%		8.75%
Average forward exchange rate				0.91		0.91
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£292.5
Variable Rate	—	£853.7	£966.1	£1,302.2	£300.0	£—	£3,422.0	£2,503.6
Average interest rate	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 2.125–3.625%	LIBOR plus 2.75%	9.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	$425.0	—	—	$553.0	—	$550.0	$1,528.0	£253.5
Average forward exchange rate	0.60			0.54		0.55
Average sterling interest rate paid	9.42%			LIBOR plus 2.12%		8.54%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£71.6
Average contract exchange rate						0.51
Average sterling interest rate paid						6.93%
Receipt of Euros (interest and principal)
Notional amount	€225.0	—	—	€427.9	—	—	€652.9	£182.5
Average contract exchange rate	0.69			0.69
Average sterling interest rate paid	10.26%			LIBOR plus 2.16%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	£3,167.0	£1,400.0	—	—	—	—	—	£(10.1)
Average sterling interest rate paid	5.25%	2.71%
Sterling interest rate received	LIBOR	LIBOR

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm begin on page F-1 of this document and are incorporated in this document by reference.

        On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. In accordance with the provisions of the Property, Plant and Equipment Topic of the FASB ASC, we determined that, as of March 31, 2009, the planned sale of the sit-up business met the requirements for sit-up to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods. These consolidated financial statements reflect sit-up, as assets and liabilities held for sale and discontinued operations, and we have retrospectively adjusted the balance sheet as of December 31, 2008 and statements of operations, cash flows and shareholders' equity for the years ended December 31, 2008 and 2007.

        In May 2008, the FASB issued new guidance which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. We adopted the guidance on January 1, 2009 as our convertible senior notes are within the scope of the guidance and we have applied it on a retrospective basis, whereby our prior period financial statements have been adjusted.

        As reported in the Form 10-Q for the three months ended March 31, 2009, we realigned our internal reporting structure and the related financial information used by our chief operating decision maker to assess the performance of our business. Our former operating segments were Cable, Mobile and Content, and the new operating segments are Consumer, Business and Content.

        The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2009 and 2008 (in millions, except per share data):

	2009
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£935.7	£935.8	£953.4	£979.5
Operating income	13.0	15.2	50.2	63.6
Net loss	(154.0)	(49.3)	(60.1)	(94.4)
Basic and diluted loss per share	£(0.47)	£(0.15)	£(0.18)	£(0.29)

	2008
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£947.3	£940.1	£940.9	£948.5
Operating (loss) income	(1.9)	(328.3)	53.3	5.1
Net loss	(104.4)	(448.9)	(122.7)	(244.0)
Basic and diluted loss per share	£(0.32)	£(1.37)	£(0.37)	£(0.74)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Annual Report on Internal Control Over Financial Reporting for Virgin Media Inc.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Virgin Media Inc.'s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2009. This annual report includes an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of Virgin Media Inc.

(c)   Management's Annual Report on Internal Control Over Financial Reporting for Virgin Media Investment Holdings Limited

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of VMIH's consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework described in

"Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIH's internal control over financial reporting was effective as of December 31, 2009.

        This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of VMIH. Management's report was not subject to attestation by Ernst & Young LLP, our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit VMIH to provide only management's report in this annual report.

(d)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)   Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Virgin Media Inc.

        We have audited Virgin Media Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virgin Media Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting for Virgin Media Inc." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Virgin Media Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virgin Media Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
February 26, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)
Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index.

FORM 10K—Item 15(a)(1) and (2)

VIRGIN MEDIA INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Virgin Media Inc. and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—December 31, 2009 and 2008	F-3
Consolidated Statements of Operations—Years ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statement of Shareholders' Equity—Years ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7
The following consolidated financial statement schedules of Virgin Media Inc. and Subsidiaries are included in Item 15(d) :
Schedule I—Condensed Financial Information of Registrant	F-64

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

The following consolidated financial statements of Virgin Media Investment Holdings Limited and Subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm	F-68
Consolidated Balance Sheets—December 31, 2009 and 2008	F-69
Consolidated Statements of Operations—Years ended December 31, 2009, 2008 and 2007	F-70
Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007	F-71
Consolidated Statement of Shareholders' Equity—Years ended December 31, 2009, 2008 and 2007	F-72
Notes to Consolidated Financial Statements	F-73

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Virgin Media Inc.

        We have audited the accompanying consolidated balance sheets of Virgin Media Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its convertible debt with the adoption of the guidance originally issued in FASB staff position APB14-1 "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement" (codified in FASB ASC Topic 470, Debt) effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virgin Media Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
February 26, 2010,

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	£430.5	£181.6
Restricted cash	6.0	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £9.6 (2009) and £16.5 (2008)	427.9	454.3
Inventory for resale	12.9	12.7
Programming inventory	62.1	68.4
Derivative financial instruments	2.2	168.4
Prepaid expenses and other current assets	100.8	107.8
Current assets held for sale	—	56.2

Total current assets	1,042.4	1,055.5
Fixed assets, net	5,049.2	5,342.1
Goodwill and other indefinite-lived assets	2,071.9	2,082.3
Intangible assets, net	265.9	510.3
Equity investments	359.9	353.5
Derivative financial instruments	235.1	435.7
Deferred financing, net of accumulated amortization of £136.1 (2009) and £79.1 (2008)	112.2	118.0
Other assets	50.8	35.9

Total assets	£9,187.4	£9,933.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£375.5	£370.5
Accrued expenses and other current liabilities	420.1	449.9
Derivative financial instruments	17.8	84.4
VAT and employee taxes payable	67.6	63.5
Restructuring liabilities	57.3	71.0
Interest payable	126.6	131.6
Deferred revenue	284.7	268.0
Current portion of long term debt	41.2	40.5
Current liabilities held for sale	—	36.2

Total current liabilities	1,390.8	1,515.6
Long term debt, net of current portion	5,933.5	6,129.6
Derivative financial instruments	106.8	42.6
Deferred revenue and other long term liabilities	182.0	150.1
Deferred income taxes	83.0	79.2

Total liabilities	7,696.1	7,917.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2009 and 2008) shares; issued 330.8 (2009) and 329.0 (2008) and outstanding 329.4 (2009) and 328.1 (2008) shares	1.8	1.8
Additional paid-in capital	4,483.2	4,461.3
Accumulated other comprehensive income	22.5	178.2
Accumulated deficit	(3,016.2)	(2,625.1)

Total shareholders' equity	1,491.3	2,016.2

Total liabilities and shareholders' equity	£9,187.4	£9,933.3

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenue	£3,804.4	£3,776.8	£3,838.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,635.7	1,647.1	1,652.2
Selling, general and administrative expenses	808.0	828.0	906.0
Restructuring and other charges	40.4	22.7	28.7
Depreciation	930.5	902.8	922.3
Amortization	243.1	285.8	301.0
Goodwill and intangible asset impairments	4.7	362.2	—

	3,662.4	4,048.6	3,810.2

Operating income (loss)	142.0	(271.8)	28.4
Other income (expense)
Interest income and other, net	6.2	26.1	18.3
Interest expense	(455.1)	(499.4)	(514.1)
Loss on extinguishment of debt	(54.5)	(9.6)	(3.2)
Share of income from equity investments	14.1	14.4	17.7
(Losses) gains on derivative instruments	(114.5)	283.7	(2.5)
Foreign currency gains (losses)	124.3	(403.6)	5.1

Loss from continuing operations before income taxes	(337.5)	(860.2)	(450.3)
Income tax benefit (expense)	2.5	6.8	(2.5)

Loss from continuing operations	(335.0)	(853.4)	(452.8)

Discontinued operations
Loss from discontinued operations, net of tax	(22.8)	(66.6)	(10.7)

Net loss	£(357.8)	£(920.0)	£(463.5)

Basic and diluted loss from continuing operations per common share	£(1.02)	£(2.60)	£(1.39)

Basic and diluted loss from discontinued operations per common share	£(0.07)	£(0.20)	£(0.03)

Basic and diluted net loss per common share	£(1.09)	£(2.80)	£(1.42)

Dividends per share (in U.S. dollars)	$0.16	$0.16	$0.13

Average number of shares outstanding	328.8	328.0	325.9

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2009	2008	2007
Operating activities:
Net Loss	£(357.8)	£(920.0)	£(463.5)
Loss from discontinued operations	22.8	66.6	10.7

Loss from continuing operations	(335.0)	(853.4)	(452.8)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,173.6	1,188.6	1,223.3
Goodwill and intangible asset impairments	4.7	362.2	—
Non-cash interest	17.3	(46.4)	2.7
Non-cash compensation	19.4	16.8	17.5
Loss on extinguishment of debt	53.6	9.6	3.2
(Income) loss from equity accounted investments, net of dividends received	(12.4)	10.7	(10.8)
Unrealized losses (gains) on derivative instruments	133.3	(278.1)	2.5
Unrealized foreign currency (gains) losses	(158.8)	371.6	(2.7)
Income taxes	2.8	(2.3)	14.3
Amortization of original issue discount and deferred finance costs	34.0	24.4	23.1
Gain on disposal of investments	—	—	(8.1)
(Gain) loss on disposal of assets	(0.4)	(0.1)	18.8
Other	1.6	0.7	—
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	26.4	(2.6)	4.7
Inventory	6.0	(17.4)	(11.5)
Prepaid expenses and other current assets	(4.8)	(11.9)	8.7
Other assets	(14.9)	(11.0)	4.2
Accounts payable	(24.9)	5.2	(0.2)
Deferred revenue (current)	16.7	17.8	(17.4)
Accrued expenses and other current liabilities	(32.1)	(30.9)	(104.4)
Deferred revenue and other long term liabilities	(5.5)	5.2	(4.3)

Net cash provided by operating activities	900.6	758.7	710.8

Investing activities:
Purchase of fixed and intangible assets	(569.0)	(477.9)	(533.7)
Principal repayments on loans to equity investments	12.5	8.6	16.4
Proceeds from the sale of fixed assets	4.2	2.1	3.3
Proceeds from sale of investments	—	—	9.8
Purchase of investments	(2.5)	(1.5)	(2.0)
Disposal of sit-up, net	(17.5)	—	—
Acquisitions, net of cash acquired	—	—	(1.0)
Increase in restricted cash	—	—	(0.1)

Net cash used in investing activities	(572.3)	(468.7)	(507.3)

Financing activities:
New borrowings, net of financing fees	1,610.2	447.7	874.5
Proceeds from employee stock option exercises	2.8	0.6	15.0
Principal payments on long term debt, including redemption premiums, and capital leases	(1,737.4)	(846.3)	(1,170.8)
Dividends paid	(33.3)	(29.3)	(21.2)
Realized gain on derivatives	88.3	—	—
Other	(0.3)	—	—

Net cash used in financing activities	(69.7)	(427.3)	(302.5)

Cash flow from discontinued operations:
Net cash (used in) provided by operating activities	(7.9)	(3.0)	5.2
Net cash used in investing activities	—	(1.9)	(2.5)

Net cash (used in) provided by operating activities	(7.9)	(4.9)	2.7

Effect of exchange rate changes on cash and cash equivalents	(1.8)	2.4	(0.8)
Increase (decrease) in cash and cash equivalents	248.9	(139.8)	(97.1)
Cash and cash equivalents, beginning of year	181.6	321.4	418.5

Cash and cash equivalents, end of year	£430.5	£181.6	£321.4

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£404.2	£515.8	£486.9
Income taxes (received) paid	(0.1)	0.1	0.6

See accompanying notes

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock $.01 Par Value	Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2006	£1.8	£4,303.4	£(454.0)	£131.6	£(20.0)	£4.4	£(1,191.1)	£3,230.1

Exercise of stock options and tax effect	—	17.6		—	—	—	—	17.6
Stock compensation costs	—	14.9		—	—	—	—	14.9
Dividends paid	—	—		—	—	—	(21.2)	(21.2)
Comprehensive loss:
Net loss for the year ended December 31, 2007	—	—	£(463.5)	—	—	—	(463.5)	(463.5)
Currency translation adjustment	—	—	(0.2)	(0.2)	—	—	—	(0.2)
Net gains on derivatives, net of tax	—	—	53.8	—	—	53.8	—	53.8
Reclassification of derivative gains to net income, net of tax	—	—	(40.8)	—	—	(40.8)	—	(40.8)
Pension liability adjustment, net of tax	—	—	19.8	—	19.8	—	—	19.8

Balance, December 31, 2007	£1.8	£4,335.9	£(430.9)	£131.4	£(0.2)	£17.4	£(1,675.8)	£2,810.5

Exercise of stock options and tax effect	—	0.6		—	—	—	—	0.6
Stock compensation costs	—	16.6		—	—	—	—	16.6
Dividends paid	—	—		—	—	—	(29.3)	(29.3)
Equity component of convertible notes	—	108.2		—	—	—	—	108.2
Comprehensive loss:
Net loss for the year ended December 31, 2008	—	—	£(920.0)	—	—	—	(920.0)	(920.0)
Currency translation adjustment	—	—	38.2	38.2	—	—	—	38.2
Net gains on derivatives, net of tax	—	—	147.8	—	—	147.8	—	147.8
Reclassification of derivative gains to net income, net of tax	—	—	(125.1)	—	—	(125.1)	—	(125.1)
Pension liability adjustment, net of tax	—	—	(31.3)	—	(31.3)	—	—	(31.3)

Balance, December 31, 2008	£1.8	£4,461.3	£(890.4)	£169.6	£(31.5)	£40.1	£(2,625.1)	£2,016.2

Exercise of stock options and tax effect	—	2.7		—	—	—	—	2.7
Stock compensation costs	—	19.2		—	—	—	—	19.2
Dividends paid	—	—		—	—	—	(33.3)	(33.3)
Comprehensive loss:
Net loss for the year ended December 31, 2009	—	—	£(357.8)	—	—	—	(357.8)	(357.8)
Currency translation adjustment	—	—	(9.5)	(9.5)	—	—	—	(9.5)
Net losses on derivatives, net of tax	—	—	(216.6)	—	—	(216.6)	—	(216.6)
Reclassification of derivative losses to net income, net of tax	—	—	121.2	—	—	121.2	—	121.2
Pension liability adjustment, net of tax	—	—	(50.8)	—	(50.8)	—	—	(50.8)

Balance, December 31, 2009	1.8	£4,483.2	£(513.5)	£160.1	£(82.3)	£(55.3)	£(3,016.2)	£1,491.3

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business

        Virgin Media Inc. is a Delaware corporation and is publicly-traded on the NASDAQ Global Select Market in the United States and the London Stock Exchange in the United Kingdom. We conduct our operations primarily through direct and indirect wholly owned subsidiaries.

        We are a leading provider of entertainment and communications services in the U.K., offering "quad-play" broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2009, we provided service to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 2.2 million prepay mobile customers and nearly one million contract mobile customers over third party networks.

        In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also provide a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates our wholly owned channels, such as Virgin1, Living and Bravo; and through UKTV, our joint ventures with BBC Worldwide.

        In 2009, we implemented a new operating model for our organization and made corresponding revisions to our internal reporting structure and the related financial information used by our management, including our chief operating decision maker, to assess the performance of our business. As of December 31, 2009, our operating segments were as follows:

  •
  Consumer:  Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided through Virgin Mobile.

  •
  Business:  Our Business segment includes the voice and data telecommunication and internet solutions services we provide through Virgin Media Business to businesses, public sector organizations and service providers.

  •
  Content:  Our Content segment includes the operations of our wholly owned television channels, such as Virgin1, Living and Bravo. Although not included in our Content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

Note 2—Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We have evaluated subsequent events through the date the financial statements were available to be issued on February 26, 2010.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. In accordance with the provisions of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, the planned sale of the sit-up business met the requirements for sit-up to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods. These consolidated financial statements reflect sit-up, as assets and liabilities held for sale and discontinued operations, and we have retrospectively adjusted the balance sheet as of December 31, 2008 and statements of operations, cash flows and shareholders' equity for the years ended December 31, 2008 and 2007.

        In May 2008, the FASB issued new guidance which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. We adopted the guidance on January 1, 2009 as our convertible senior notes are within the scope of the guidance and we have applied it on a retrospective basis, whereby our prior period financial statements have been adjusted.

Principles of Consolidation

        The consolidated financial statements include the accounts for us and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The operating results of acquired companies are included in our consolidated statements of operations from the date of acquisition.

        For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of operations. For investments in which we own less than 20% of the voting shares and do not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the earnings and losses of the companies in which we have an investment and such investments are generally reflected in the consolidated balance sheet at historical cost.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2009 and 2008.

Foreign Currency Translation

        Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling, general and administrative expenses are denominated in U.K. pound sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary's functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £370.4 million and £128.8 million as at December 31, 2009 and 2008, respectively.

        Restricted cash balances of £6.0 million as at December 31, 2009 and £6.1 million as at December 31, 2008 represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

        Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

recoverability. The movements in our allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Balance, January 1	£16.5	£19.5	£51.8
Charged to costs and expenses	25.2	31.7	32.9
Write offs, net of recoveries	(32.1)	(34.7)	(65.2)

Balance, December 31	£9.6	£16.5	£19.5

Inventory

        Inventory consists of consumer goods for re-sale and programming inventory. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out, or FIFO method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

        Programming inventory represents television programming libraries held by each of our television channels and is stated at the lower of cost or market value. Programming is recognized as inventory when a contractual purchase obligation exists, it has been delivered to us and is within its permitted broadcasting period. Programming inventory is periodically reviewed and a provision made for impairment or obsolescence.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. On our consolidated balance sheet, we have disclosed deferred financing costs separately from other assets. In our note on income taxes, we have also reclassified certain deferred tax balances from the prior year to conform with the current year's classification.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Fixed Assets

        Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	8-30 years
Switches and headends	8-10 years
Customer premises equipment	5-10 years
Other operating equipment	8-20 years
Other equipment:
Buildings	30 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-12 years

        The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations.

Goodwill and Intangible Assets

        Goodwill and other intangible assets with indefinite lives, such as television channel trademarks and reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC.

        Goodwill and other intangible assets with indefinite lives are allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill during the years ended December 31, 2008 and 2007, we established the following reporting units: Cable, Mobile, Virgin Media TV and sit-up. We compared the fair value of the reporting unit to its carrying amount on an annual basis to determine if there was potential goodwill impairment. We evaluated our former Cable reporting unit for impairment on an annual basis as at December 31, while all other reporting units were evaluated as at June 30.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        During the first quarter of 2009, we realigned our internal reporting structure and the related financial information utilized by the chief operating decision maker to assess the performance of our business. As a result, three new operating segments and reporting units were established; Consumer, Business and Content. Content, which consists of the former Virgin Media TV reporting unit, is evaluated for impairment purposes as at June 30, while the Consumer and Business reporting units are evaluated as at October 1, each year.

        Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which we expect to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base acquired in business combinations. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to six years.

Asset Retirement Obligations

        We account for our obligations under the Waste Electrical and Electronic Equipment Directive adopted by the European Union in accordance with the Asset Retirement and Environmental Obligations Topic of the FASB ASC whereby we accrue the cost to dispose of certain of our customer premises equipment at the time of acquisition.

Impairment of Long-Lived Assets

        In accordance with the Property, Plant, and Equipment Topic of the FASB ASC, long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

        As of December 31, 2009 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

        Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

£112.2 million and £118.0 million as of December 31, 2009 and 2008, respectively, are included on the consolidated balance sheets.

Restructuring Costs

        We account for our restructuring costs, which comprise of lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred. In 2008, we initiated a restructuring program aimed at driving further improvements in our operational performance and eliminating inefficiencies. Accruals in respect to exit activities within this program are recognized at the date the liability is incurred.

Revenue Recognition

        We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

  •
  persuasive evidence of an arrangement exists between us and our customers;

  •
  delivery has occurred or the services have been rendered;

  •
  the price for the service is fixed or determinable; and

  •
  collectibility is reasonably assured.

        Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

        Installation revenues are recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

        Rental revenues in respect of line rentals and rental of equipment provided to customers are recognized on a straight-line basis over the term of the rental agreement.

        Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed. Equipment revenue is stated net of discounts earned through service usage.

        Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

        Contract customers are billed in arrears based on usage and revenue is recognized when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage expires.

        Bundled services revenue is recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, to assess whether the components of the bundled services should be recognized separately.

        For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the "residual value" method.

        Programming revenues are recognized in accordance with the Entertainment—Films Topic of the FASB ASC. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

Subscriber Acquisition Costs

        Costs incurred in respect to the acquisition of our customers, including payments to distributors and the cost of mobile handset promotions, are expensed as incurred.

Advertising Expense

        We expense the cost of advertising as incurred. Advertising costs were £105.7 million, £99.8 million and £108.6 million in 2009, 2008 and 2007, respectively.

Stock-Based Compensation

        We have a number of stock-based employee compensation plans, as described more fully in note 11. We account for these compensation plans in accordance with the Compensation—Stock Compensation Topic of the FASB ASC which requires all entities to measure liabilities incurred in stock-based payment transactions at fair value and to estimate the number of instruments for which the requisite service period is expected to be rendered. Where applicable, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.

Pensions

        We account for our defined benefit pension arrangements in accordance with the Compensation-Retirement Benefits Topic of the FASB ASC which requires that pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated is generally independent of funding decisions or requirements.

        We recognize the funded status of our defined benefit postretirement plans on our balance sheet, and changes in the funded status are reflected in comprehensive income.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Derivative Financial Instruments

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrue interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs and purchases of fixed assets incurred in the normal course of business.

        Our objective in managing exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we have entered into derivative financial instruments. We have established policies and procedures to govern the management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

        In order to qualify for hedge accounting in accordance with the Derivatives and Hedging Topic of the FASB ASC we are required to document in advance the relationship between the item being hedged and the hedging instrument. We are also required to demonstrate that the hedge will be highly effective on an ongoing basis. This effectiveness testing is performed and documented at each period end to ensure that the hedge remains highly effective.

        We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.

        Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as gains or losses on derivative instruments in the statement of operations. When an instrument designated as an accounting hedge expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Software Development Costs

        We capitalize costs related to computer software developed or obtained for internal use in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Income Taxes

        We provide for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

Loss from Continuing and Discontinued Operations Per Share and Net Loss Per Share

        Basic and diluted loss from continuing operations and discontinued operations per share and net loss per share are computed by dividing the loss from continuing operations, discontinued operations and net loss, respectively, by the average number of shares outstanding during the years ended December 31, 2009, 2008 and 2007. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow are excluded from the calculation of diluted net loss from continuing operations and discontinued operations per share for all periods presented since the inclusion of such securities is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Adjusted number of shares outstanding at start of period	328.1	327.5	323.9
Issues of common stock (average number outstanding during the period)	0.7	0.5	2.0

Average number of shares outstanding	328.8	328.0	325.9

Note 3—Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance relating to the FASB Accounting Standards Codification. Effective for interim or annual financial periods ending after September 15, 2009, the ASC became the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Recent Accounting Pronouncements (Continued)

introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance for business combinations. This guidance requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance for noncontrolling interests in subsidiaries. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements have not been applied as permitted by the provisions of the guidance.

        In December 2008, the FASB issued new accounting guidance which expands the disclosure requirements related to plan assets of a defined benefit pension or other postretirement plan. The guidance requires that employers disclose information about fair value measurements of plan assets similar to the disclosures required by the Fair Value Measurements and Disclosures Topic of the ASC. The new guidance is a response to users' concerns about the lack of transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan and events in the economy and markets that could have a significant effect on the value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We have adopted the disclosure requirements of this guidance.

        In April 2009, the FASB issued new accounting guidance for disclosures about the fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. This guidance is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of this guidance.

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Recent Accounting Pronouncements (Continued)

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

Note 4—Disposals

Disposal of sit-up

        On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        We determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 for sit-up to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and we adjusted the balance sheet as of December 31, 2008 and statement of operations for the years ended December 31, 2008 and 2007 accordingly. Revenue of the sit-up business, reported in discontinued operations, for the years ended December 31, 2009, 2008 and 2007 was £38.9 million, £241.8 million and £238.6 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the years ended December 31, 2009, 2008 and 2007 was £22.8 million, £66.6 million and £10.7 million, respectively. Revenue related to the carriage of the sit-up channels recognized in our Consumer segment that had previously been eliminated for consolidation purposes was £0.6 million, £2.7 million and £3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The assets and liabilities of the sit-up business reported as held for sale as of December 31, 2008 included (in millions):

December 31, 2008
Current assets held for sale
Accounts receivable, net	£2.4
Inventory	7.2
Prepaid expenses	5.4
Other assets	41.2

Current assets held for sale	£56.2

Current liabilities held for sale
Accounts payable	£26.5
Accrued expenses	9.6
Deferred revenue and other liabilities	0.1

Current liabilities held for sale	£36.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Disposals (Continued)

        In accordance with the sale agreement, part of the consideration included a loan note from the purchasers. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified periods at commercial rates. Following the sale, our continuing involvement with sit-up is limited to the loan note and carriage agreement and is therefore not considered significant. The loan note was repaid during the year ended December 31, 2009.

        As at December 31, 2008, we performed an interim goodwill impairment review of our sit-up reporting unit. In September 2008, we received notification that one of our two licenses to broadcast over Freeview digital terrestrial television would not be renewed. Along with this, the downturn in the economy had reduced the level of retail sales. As a result, management concluded that indicators existed that suggested it was more likely than not that the fair value of this reporting unit was less than its carrying value.

        The fair value of the sit-up reporting unit, which was determined through the use of a combination of both the market and income approaches to calculate fair value, was found to be less than the carrying value. The market and income approaches declined from the goodwill impairment test we performed as at June 30, 2008 as a result of reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the reporting unit's individual assets and liabilities and recognized a goodwill impairment charge of £39.9 million. During the year ended December 31, 2008, we impaired intangible assets relating to our sit-up reporting unit totaling £14.9 million. Subsequent to the year end, in accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC, we wrote down the assets held for sale to fair value based upon the agreed purchase consideration. This resulted in a £19.0 million impairment charge, which was recognized in the loss from discontinued operations for the year ended December 31, 2009.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets (Including Leases)

        Fixed assets consist of (in millions):

		December 31,
		2009		2008
	Useful Economic Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	8-30 years	£6,384.3	£28.8	£6,113.3	£28.8
Switches and headends	8-10 years	820.3	20.0	754.3	29.4
Customer premises equipment	5-10 years	1,188.3	—	1,105.7	—
Other operating equipment	8-20 years	13.2	—	8.9	—

Total operating equipment		8,406.1	48.8	7,982.2	58.2
Other equipment
Land	—	13.5	—	13.5	—
Buildings	30 years	118.6	—	119.6	—
Leasehold improvements	7 years or, if less, the lease term	63.8	—	56.7	—
Computer infrastructure	3-5 years	276.4	56.3	233.4	63.5
Other equipment	5-12 years	255.3	124.0	274.0	108.0

Total other equipment		727.6	180.3	697.2	171.5

		9,133.7	229.1	8,679.4	229.7
Accumulated depreciation		(4,224.0)	(88.0)	(3,441.9)	(70.6)

		4,909.7	141.1	5,237.5	159.1
Construction in progress		139.5	—	104.6	—

		£5,049.2	£141.1	£5,342.1	£159.1

        During the years ended December 31, 2009, 2008 and 2007, the assets acquired under capital leases totaled £34.4 million, £99.2 million and £45.8 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets (Including Leases) (Continued)

        Future minimum annual payments under capital and operating leases at December 31, 2009 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ending December 31:
2010	£51.2	£60.1
2011	65.2	61.3
2012	36.6	51.7
2013	12.3	41.1
2014	4.1	29.1
Thereafter	80.1	81.0

Total minimum lease payments	249.5	£324.3

Less: amount representing interest	(82.9)

Present value of net minimum obligations	166.6
Less: current portion	(40.6)

	£126.0

        Total rental expense for the years ended December 31, 2009, 2008 and 2007 under operating leases was £59.6 million, £42.9 million and £50.0 million, respectively.

        During 2009 and 2008, the changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

	2009	2008
Asset retirement obligation at the beginning of the year	£57.8	£58.9
Assets acquired	12.7	15.2
Liabilities settled	(3.8)	(7.9)
Accretion expense	4.5	4.7
Revisions in cash flow estimates	(24.9)	(13.1)

Asset retirement obligation at the end of the year	£46.3	£57.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2009	2008
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,916.5	£1,922.2
Reorganization value in excess of amounts allocable to identifiable assets		144.1	144.1
Trademarks		11.3	16.0

		£2,071.9	£2,082.3

Intangible assets subject to amortization:
Cost
Customer lists	3-6 years	£754.6	£1,052.9
Software and other intangible assets	1-3 years	5.5	32.8

		760.1	1,085.7

Accumulated amortization
Customer lists		489.5	549.9
Software and other intangible assets		4.7	25.5

		494.2	575.4

		£265.9	£510.3

        Estimated aggregate amortization expense for each of the five succeeding fiscal years after December 31, 2009 is as follows: £147.4 million in 2010, £118.5 million in 2011 and nil thereafter.

        During the years ended December 31, 2009 and 2008, assets not subject to amortization were adjusted for the following (in millions):

	Trademarks	Reorganization Value	Goodwill
Balance, December 31, 2007	£16.5	£146.1	£2,285.7
Deferred tax balances	—	(2.0)	(1.3)
Goodwill and intangible asset impairments	(0.5)	—	(362.2)

Balance, December 31, 2008	£16.0	£144.1	£1,922.2
Goodwill and intangible asset impairments	(4.7)	—	—
Amendment to business acquisition goodwill	—	—	(5.7)

Balance, December 31, 2009	£11.3	£144.1	£1,916.5

        As at December 31, 2009, goodwill and intangible assets not subject to amortization totaling £1,812.0 million, £205.9 million and £54.0 million are allocated to our Consumer, Business and Content reporting units, respectively.

        We performed our annual impairment review of our Content reporting unit as at June 30, 2009. As a result of this review we concluded that no impairment charge was required as at June 30, 2009.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets (Continued)

        We performed our annual impairment review of our Consumer and Business reporting units as at October 1, 2009. As a result of this review we concluded that no impairment charge was required as at October 1, 2009. During the fourth quarter of 2009, we entered into a license agreement with Virgin Enterprises Limited for use of the "Virgin" name for our Business reporting unit. As a result of the decision to rebrand this reporting unit, we recognized an impairment charge of £4.7 million in respect to the Telewest trademark which we discontinued using from February 10, 2010.

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and former Mobile reporting units. The fair value of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair value of the Virgin Media TV reporting unit exceeded its carrying value, while the Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit had declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Mobile reporting unit's individual assets and liabilities and recognized a goodwill impairment charge of £362.2 million in the year ended December 31, 2008.

        As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our former Cable reporting unit and concluded that no impairment charge was necessary. Subsequent to the year end, management performed an exercise to reallocate goodwill and reorganization value intangible assets that had been previously recognized in the former Cable and Mobile reporting units to our Consumer and Business reporting units. As a result of this review, goodwill and reorganization value intangible assets totaling £1,817.1 million and £206.4 million were allocated to the Consumer and Business reporting units, respectively. We also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. The revised amounts will be tested for impairment on an annual basis on October 1 of each year.

Note 7—Investments

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies and a 49.9% equity investment in the Setanta Sports News channel. These investments are accounted for under the equity method at December 31, 2009. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV. The Setanta Sports News channel was incorporated on November 29, 2007 and we have recognized our proportion of its losses from that date. Setanta Sports News ceased broadcasting in June 2009 when Setanta Sports Limited entered administration.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Investments (Continued)

        Investments consist of (in millions):

	December 31,
	2009	2008
Loans and redeemable preference shares	£129.3	£137.7
Share of net assets	230.6	215.8

	£359.9	£353.5

Note 8—Long Term Debt

        Long term debt consists of (in millions):

	December 31, 2009	December 31, 2008
U.S. Dollar
8.75% U.S. dollar senior notes due 2014	£55.3	£290.7
9.125% U.S. dollar senior notes due 2016	340.2	376.2
6.50% U.S. dollar convertible senior notes due 2016	504.5	545.9
9.50% U.S. dollar senior notes due 2016	810.9	—
8.375% U.S. dollar senior notes due 2019	365.1	—
Senior credit facility	275.3	363.8
Euro
8.75% euro senior notes due 2014	41.9	214.2
9.50% euro senior notes due 2016	152.9	—
Senior credit facility	356.5	403.7
Sterling
9.75% sterling senior notes due 2014	78.8	375.0
8.875% sterling senior notes due 2019	344.5	—
Senior credit facility	2,481.0	3,421.9
Capital leases	166.6	174.6
Other	1.2	4.1

	5,974.7	6,170.1
Less: current portion	(41.2)	(40.5)

	£5,933.5	£6,129.6

        The effective interest rate on the senior credit facility was 5.3% and 7.3% as at December 31, 2009 and 2008, respectively.

        The terms of the senior notes and senior credit facility as at December 31, 2009 are summarized below.

Senior Notes

        At December 31, 2009, we had the following senior notes outstanding:

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is $89.3 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

  •
  9.75% Senior Notes due April 15, 2014—The principal amount at maturity is £78.8 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is €47.3 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  9.125% Senior Notes due August 15, 2016—The principal amount at maturity is $550 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2007.

  •
  9.50% Senior Notes due August 15, 2016—The principal amount at maturity is $1,350 million and €180 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2010.

  •
  8.375% Senior Notes due October 15, 2019—The principal amount at maturity is $600 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

  •
  8.875% Senior Notes due October 15, 2019—The principal amount at maturity is £350 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

        On June 3, 2009, Virgin Media Finance PLC, or Virgin Media Finance, issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016, collectively the 9.50% senior notes due 2016. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by Virgin Media Investment Holdings Limited, or VMIH, and Virgin Media Investments Limited, or VMI. We used the net proceeds, together with cash on hand, to make repayments totaling £608.5 million under our senior credit facility. On July 21, 2009, we issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009. We used the net proceeds, together with cash on hand, to make repayments totaling £403.6 million under our senior credit facility.

        On November 9, 2009, Virgin Media Finance issued $600 million aggregate principal amount of 8.375% senior notes due 2019 and £350 million aggregate principal amount of 8.875% senior notes due 2019. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on April 15 and October 15 of each year. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMI. We used the net proceeds, together with cash on hand, to make repayments totaling £658.8 million on our senior notes due 2014.

        Subsequent to the year end, on January 19, 2010, our wholly owned subsidiary Virgin Media Secured Finance PLC, issued $1.0 billion aggregate principal amount of 6.50% senior secured notes due 2018 and £875 million aggregate principal amount of 7.00% senior secured notes due 2018. Interest is payable on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our senior credit facility and, subject to certain exceptions, share in

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

the same guarantees and security which has been granted in favor of our senior credit facility. We used the net proceeds to make repayments totaling £1,453.0 million under our senior credit facility.

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion and used the proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of our senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

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

        In May 2008, the FASB issued new guidance which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. We adopted the guidance on January 1, 2009 as our convertible senior notes are within the scope of the guidance and we have applied it on a retrospective basis, whereby our prior period results have been adjusted.

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

        As of December 31, 2009 and 2008, the equity component of the convertible senior notes was £108.2 million. The following table presents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of December 31, 2009 and 2008 (in millions):

	December 31,
	2009	2008
Principal obligation	£618.5	£684.0
Unamortized discount	(114.0)	(138.1)

Net carrying amount	£504.5	£545.9

        As of December 31, 2009, the remaining discount will be amortized over a period of approximately 7 years. The amount of interest cost recognized for the contractual interest coupon during the years ended December 31, 2009 and 2008 was approximately £41.5 million and £24.9 million, respectively. The amount of interest cost recognized for the amortization of the discount on the liability component of the senior convertible notes for the years ended December 31, 2009 and 2008 was £11.2 million and £6.2 million, respectively.

Senior Credit Facility

        The principal amount outstanding under our senior credit facility at December 31, 2009 was £3,112.8 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, U.S. dollars and euros in aggregate principal amounts of £2,481.0 million, $445.1 million and €402.1 million, and a revolving facility of £100.0 million. At December 31, 2009, the sterling equivalent of £3,112.8 million of the term facility had been drawn and £11.6 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

        The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.25% to 3.625% and the applicable cost of complying with any reserve requirement. The margins on £963.4 million of the term loan facilities and on the revolving credit facility ratchet range from 1.25% to 3.125% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £963.4 million of the term loan facilities are due semi-annually beginning in March 2010 and ending on March 3, 2011, and the remaining term loan

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

facilities are repayable in full on their maturity dates, which are September 3, 2012 and March 3, 2013. We are also required to make principal repayments out of excess cash flows if certain criteria are met.

        On November 10, 2008, we amended our senior credit facility. Among other things, this amendment allowed us to defer over 70.3% of the remaining principal payments due in 2010 and 2011 to June 2012, extend the maturity of over 72.3% of the existing revolving facility from March 2011 to June 2012 and reset certain financial covenant ratios. These changes became effective in June 2009 following our satisfaction of the repayment condition under the senior credit facility. Upon satisfaction of the repayment condition, the applicable interest margin in respect of the principal amounts that were deferred and the extended revolving facility also increased by 1.375%, and we were required to pay £11.5 million in fees.

        The facility is secured through a guarantee from Virgin Media Finance. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of VMIH, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2009, we were in compliance with these covenants.

        The agreements governing the senior notes and the senior credit facility significantly restrict the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, the agreements significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

        Long term debt repayments, excluding capital leases, as of December 31, 2009, are due as follows (in millions):

Year ending December 31:
2010	£0.5
2011	286.1
2012	2,527.3
2013	300.1
2014	176.0
Thereafter	2,674.5

Total debt payments	£5,964.5

        On a pro forma basis taking into account the issuance of the senior secured notes on January 19, 2010 and the related repayment of our senior credit facility as if these transactions had occurred on December 31, 2009, the long term debt repayments, excluding capital leases, as of December 31, 2009, are due as follows (in millions):

Year ending December 31:
2010	£0.4
2011	0.4
2012	1,327.6
2013	300.1
2014	176.0
Thereafter	4,168.0

Total debt payments	£5,972.5

Note 9—Fair Value Measurements

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

        In estimating the fair value of our other financial instruments, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

        Derivative financial instruments:    As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 10.

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

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£3,112.8	£3,043.5	£4,189.4	£3,048.0
8.75% U.S. dollar senior notes due 2014	55.3	57.7	290.7	246.7
9.75% sterling senior notes due 2014	78.8	81.6	375.0	292.5
8.75% euro senior notes due 2014	41.9	43.7	214.2	158.8
9.125% U.S. dollar senior notes due 2016	340.2	359.4	376.2	313.1
6.50% U.S. dollar convertible senior notes due 2016	504.5	737.0	545.9	305.1
9.50% U.S. dollar senior notes due 2016	810.9	895.8	—	—
9.50% euro senior notes due 2016	152.9	173.5	—	—
8.375% U.S. dollar senior notes due 2019	365.1	377.0	—	—
8.875% sterling senior notes due 2019	344.5	355.3	—	—

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At December 31, 2009 and 2008, we had £430.5 million and £181.6 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2009. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2008, based on market values, we had 54.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

Note 10—Derivative Financial Instruments and Hedging Activities

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

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at December 31, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£37.6
Interest rate swaps	—	6.1
Cross-currency interest rate swaps	—	61.5
Economic Hedge
Foreign currency forward rate contracts	1.9	63.2

	£2.2	£168.4

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£63.7	£136.1
Economic Hedge
Cross-currency interest rate swaps	169.5	299.6
Other	1.9	—

	£235.1	£435.7

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£—
Interest rate swaps	12.0	2.2
Economic Hedge
Foreign currency forward rate contracts	2.4	79.6
Interest rate swaps	3.1	2.6

	£17.8	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£21.0	£11.5
Cross-currency interest rate swaps	27.6	—
Economic Hedge
Cross-currency interest rate swaps	58.2	31.1

	£106.8	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of December 31, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

        The terms of our outstanding cross-currency interest rate swaps at December 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$89.3m senior notes due 2014
October 2011	Economic	$89.3	£62.9	8.75%	9.42%
$550m senior notes due 2016
August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
Senior credit facility September 2012	Economic	445.1	241.5	3 month	3 month
				$ LIBOR + 2.00%	£ LIBOR + 2.13%

		$4,370.1	£2,537.5

€47.3m senior notes due 2014
October 2011	Economic	€47.3	£43.8	8.75%	8.90%
€180m senior notes due 2016
August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility September 2012	Economic	402.2	278.9	3 month	3 month
				EURIBOR + 2.00%	LIBOR + 2.16%

		€629.5	£481.3

Other
December 2012	Economic	€56.7	£40.3	3 month	3 month
				EURIBOR + 2.38%	LIBOR + 2.69%
December 2013	Economic	43.3	30.7	3 month	3 month
				EURIBOR + 2.88%	LIBOR + 3.26%

		€100.0	£71.0

December 2012	Economic	£38.8	€56.7	3 month	3 month
				LIBOR + 2.40%	EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month	3 month
				LIBOR + 2.90%	EURIBOR + 2.88%

		£68.5	€100.0

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contracts maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at December 31, 2009 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of December 31, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars, euros and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
January 2010 to December 2010	Economic	$140.4	£87.3	1.6079
March 2010 to December 2010	Accounting	$ 11.3	£7.2	1.5730
January 2010	Accounting	€ 0.2	£0.2	1.1250
January 2010 to June 2010	Accounting	ZAR 26.1	£2.0	13.0024

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

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the year ended December 31, 2009, we

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

recognized a loss totalling £0.6 million, relating to ineffectiveness. The following table presents the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the year ended December 31, 2009 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£—	£(16.0)
Amounts recognized in other comprehensive income	(216.6)	(50.6)	(165.8)	(0.2)	—
Amounts reclassified as a result of cash flow hedge discontinuance	6.5	2.0	4.5	—	—
Amounts reclassified to earnings impacting:
Foreign exchange losses	90.6	—	90.6	—	—
Interest expense	23.9	24.1	(0.2)	—	—
Operating costs	0.2	—	—	0.2	—
Tax effect recognized	—	—	—	—	—

Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be £30.3 million, nil and nil relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 11—Stock-Based Compensation Plans

        At December 31, 2009, we had a number of stock-based compensation plans, which are described below. In the years ended December 31, 2009 and December 31, 2008, the compensation cost that has been charged against income for these plans was £19.4 million and £16.8 million, respectively. All our stock-based awards granted under our long term incentive plans or individual employment agreements are issued under our stock incentive plans or the Virgin Media Sharesave Plan which have been approved by our stockholders.

Virgin Media Stock Incentive Plans

        The Virgin Media Inc. stock incentive plans are intended to encourage Virgin Media stock ownership by employees and directors so that they may acquire or increase their proprietary interest in our company, and to encourage such employees and directors to remain in our employ or service and to put forth maximum efforts for the success of the business. To accomplish such purposes, the plans provide that we may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock awards.

        Under the Virgin Media Inc. 2006 Stock Incentive Plan, options to purchase up to 29.0 million shares of our common stock may be granted from time to time to certain of our employees. Accordingly, we have reserved 29.0 million shares of common stock for issuance under the Virgin Media Inc. 2006 Stock Incentive Plan.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation Plans (Continued)

Virgin Media Sharesave Plan

        The Virgin Media Sharesave Plan is a broad based stock option arrangement which enables eligible employees to receive options to purchase shares of our common stock at a discount. Employees are invited to take out savings contracts that last for three, five, or seven years. At the end of the contract, employees use the proceeds of these savings to exercise options granted under the plan. Under the Virgin Media Sharesave Plan, options to purchase up to 10.0 million shares of our common stock may be granted to certain of our employees. Accordingly, we have 10.0 million shares of common stock reserved for issuance under the Virgin Media Sharesave Plan.

        Details of the stock option grants, restricted stock grants and restricted stock unit grants under the stock incentive plans and Virgin Media Sharesave plan are as follows:

Stock Option Grants

        All options have a 10 year term and vest and become fully exercisable within five years of continued employment. We issue new shares upon exercise of the options. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Risk-free Interest Rate	2.34%	2.43%	4.52%
Expected Dividend Yield	3.05%	1.00%	0.94%
Expected Volatility	61.48%	33.65%	29.04%
Expected Lives	4.6 Years	4.7 Years	4.6 Years

        A summary of the status of our stock option grants outstanding as of December 31, 2009, pursuant to the stock incentive plans and the Virgin Media Sharesave Plan, and of the changes during the year ended December 31, 2009, is given below.

	Stock Incentive Plans
	Non-performance Based	Performance Based	Virgin Media Sharesave Plan	Total	Weighted Average Excise Price
Outstanding—beginning of year	15,071,200	467,500	1,866,659	17,405,359	$17.15
Granted	5,915,350	390,000	1,116,107	7,421,457	8.42
Exercised	(498,845)	—	(9,826)	(508,671)	8.99
Forfeited or Expired	(4,023,325)	(100,525)	(272,476)	(4,396,326)	16.84

Outstanding—end of year	16,464,380	756,975	2,700,464	19,921,819	14.18

Exercisable at end of the year	6,393,939	21,975	—	6,415,914	$19.33

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007, was $3.86, $3.86 and $7.08, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was £1.2 million, £0.1 million and £23.4 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation Plans (Continued)

        For performance based option grants the performance objectives are set by the Compensation Committee of the Board of Directors based upon quantitative and qualitative objectives, including earnings and stock price performance, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

        The aggregate intrinsic value of options outstanding as at December 31, 2009 was £60.3 million with a weighted average remaining contractual term of 7.4 years. The aggregate intrinsic value of options exercisable as at December 31, 2009 was £10.2 million with a weighted average remaining contractual term of 6.3 years.

Restricted Stock Grants

        A summary of the status of our non-vested shares of restricted stock as of December 31, 2009, and of changes during the year ended December 31, 2009, is given below.

	Non-performance Based	Performance Based	Total	Weighted Average Grant-date Fair value
Non-vested—beginning of year	64,167	791,667	855,834	$23.46
Granted	230,000	1,150,000	1,380,000	10.37
Earned at end 2008, distributed in 2009	—	(547,642)	(547,642)	25.32
Vested	(64,167)	—	(64,167)	25.32
Forfeited or Expired	—	(244,025)	(244,025)	18.78

Non-vested—end of year	230,000	1,150,000	1,380,000	$10.37

        As of December 31, 2009, there was £6.9 million of total unrecognized compensation cost related to non-vested shares of restricted stock granted for which a measurement date has been established. That cost is expected to be recognized over a weighted-average period of 1.5 years. In addition, the non-vested shares of restricted stock in the table above include 125,000 shares for which the measurement date criteria under the Compensation—Stock Compensation Topic of the FASB ASC 718 have not yet been established and consequently no compensation cost has been determined.

        For performance based restricted stock grants, the performance objectives are set by the Compensation Committee of the Board of Directors based upon quantitative and qualitative objectives, including earnings, operational performance and achievement of strategic goals, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

        The total fair value of shares of restricted stock vested during the years ended December 31, 2009, 2008 and 2007, was £0.4 million, £2.9 million and £7.9 million, respectively.

Restricted Stock Unit Grants

        Participants in the our long term incentive plans are awarded restricted stock units which vest after a three year period dependent on the achievement of certain long term performance targets and continued employment. The final number of restricted stock units vesting will be settled, at the

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation Plans (Continued)

Compensation Committee's discretion, in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

        A summary of the status of our non-vested restricted stock units as of December 31, 2009, and of the changes during the year ended December 31, 2009, is given below:

	Performance Based	Weighted Average Grant-date Fair Value
Non-vested—beginning of year	4,335,878	$16.59
Granted	1,678,754	8.88
Vested	(218,268)	24.66
Forfeited or expired	(1,530,642)	17.65

Non-vested—end of year	4,265,722	$12.77

        The restricted stock units that vested during the years ended December 31, 2009, 2008, 2007 had total fair value of £0.7 million, nil and nil, respectively.

Note 12—Employee Benefit Plans

Defined Benefit Plans

        Certain of our subsidiaries operate defined benefit pension plans in the U.K. The assets of the plans are held separately from those of ourselves and are invested in specialized portfolios under the management of investment groups. The pension cost is calculated using the projected unit method. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the U.K. Our defined benefit pension plans use a measurement date of December 31.

Employer Contributions

        In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will initially be paying £8.6 million per annum towards the deficit for the next three years. Additionally, in June 2007, we effected a merger of our three other defined benefit plans. The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, we agreed to make a specific one-time contribution of £4.5 million. The funding arrangements with respect to this plan included an agreement to pay a further £2.6 million to fund the deficit for each of the next seven years. For the year ended December 31, 2009, we contributed £13.4 million to our pension plans. We anticipate contributing a total of £17.2 million to fund our pension plans in 2010.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

Obligations and Funded Status

        The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2009	2008
Benefit obligation at beginning of year	£307.8	£323.9
Service cost	1.2	1.4
Interest cost	17.4	18.3
Members' contributions	0.3	0.4
Plan amendments	—	0.1
Actuarial loss (gain)	66.4	(24.9)
Benefits paid	(15.3)	(11.4)

Benefit obligation at end of year	£377.8	£307.8

        The change in plan assets was as follows (in millions):

	Year ended December 31,
	2009	2008
Fair value of plan assets at beginning of year	£273.9	£318.6
Actual return on plan assets	33.9	(47.2)
Employer contributions	13.4	13.5
Employee contributions	0.3	0.4
Benefits paid	(15.3)	(11.4)

Fair value of plan assets at end of year	£306.2	£273.9

        The funded status as of December 31, 2009 and 2008 was as follows (in millions):

	Year ended December 31,
	2009	2008
Projected benefit obligation	£377.8	£307.8
Plan assets	306.2	273.9

Funded status	(71.6)	(33.9)

Non-current liability	£(71.6)	£(33.9)

        The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2009	2008
Projected benefit obligation	£377.8	£307.8
Fair value of plan assets	306.2	273.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

        The accumulated benefit obligation for all defined benefit plans was £366.6 million and £301.4 million at December 31, 2009 and 2008, respectively. As at December 31, 2009 and 2008, all pension plans had accumulated benefit obligations in excess of plan assets.

Amount Included in Other Comprehensive Income

        The amount included in other comprehensive income for the years ended December 31, 2009 and 2008 consisted of (in millions):

	Year ended December 31,
	2009	2008
Actuarial loss recognized in other comprehensive income	£50.8	£43.8
Prior year service cost recognized in other comprehensive income	—	0.1

Amount included in other comprehensive income	£50.8	£43.9

        The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2009 and 2008 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2009	2008
Net actuarial loss	£94.8	£44.0
Net prior year service cost	0.1	0.1

Amount included in accumulated other comprehensive income	£94.9	£44.1

        We expect to recognize £3.6 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2010.

Net Periodic Benefit Costs

        The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Service cost	£1.2	£1.4	£2.4
Interest cost	17.4	18.3	16.7
Expected return on plan assets	(18.3)	(21.5)	(19.0)
Plan settlements	—	—	0.2

Total net periodic benefit cost	£0.3	£(1.8)	£0.3

        As a result of the sale of various business operations in prior periods, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of those operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

Assumptions

        The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2009	2008
Discount rate	5.75%	5.75%
Rate of compensation increase	4.00%	3.00%

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2009	2008
Discount rate	5.75%	5.75%
Expected long term rate of return on plan assets	5.92%	6.68%
Rate of compensation increase	3.00%	3.50%

        Where investments are held in bonds and cash, the expected long term rate of return is taken to be yields generally prevailing on such assets at the measurement date. A higher rate of return is expected on equity investments, which is based more on realistic future expectations than on the returns that have been available historically. The overall expected long term rate of return on plan assets is then the average of these rates taking into account the underlying asset portfolios of the pension plans.

Plan Assets

        Our pension plan weighted-average asset allocations by asset category at December 31, 2009 and 2008 and by fair value hierarchy level at December 31, 2009 were as follows:

	December 31, 2009
	Fair value hierarchy
					December 31, 2008
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£115.2	£—	£—	£115.2	£90.9
Government Bonds	100.3	—	—	100.3	105.3
Corporate Bonds	55.2	—	—	55.2	46.0
Real Estate	4.1	—	—	4.1	5.2
Hedge Funds	—	27.6	—	27.6	24.7
Cash	3.8	—	—	3.8	1.8

Total	£278.6	£27.6	£—	£306.2	£273.9

        The trustees of the main defined benefit pension plan, which makes up approximately 81% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% fund of hedge funds, 3% property and 47% bonds and cash, at

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

December 31, 2009. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

        There were no directly owned shares of our common stock included in the equity securities at December 31, 2009 or 2008.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2009 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2010	£11.9
2011	12.7
2012	13.5
2013	14.3
2014	15.3
Years 2015-2019	92.3

Defined Contribution Pension Plans

        Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £15.1 million, £14.7 million and £15.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 13—Restructuring and other charges

        Restructuring and other charges in the year to December 31, 2009 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in 2008 as discussed below.

        Restructuring and other charges in the year to December 31, 2008 related primarily to lease and contract exit costs in connection with the restructuring program initiated in 2008.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. In total, we expect to incur operating expenditures of between £140 million to £155 million and capital expenditures of between £40 million to £45 million in connection with this plan over a three-year period.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Restructuring and other charges (Continued)

        The following table summarizes, for the years ended December 31, 2009, 2008 and 2007, our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2006	£43.4	£18.7	£64.7	£—	£—	£126.8
Amendments offset against goodwill	—	—	(11.3)	—	—	(11.3)
Charged to expense	3.6	27.9	5.5	—	—	37.0
Revisions	(0.1)	—	(8.2)	—	—	(8.3)
Utilized	(11.0)	(34.0)	(9.6)	—	—	(54.6)

Balance, December 31, 2007	35.9	12.6	41.1	—	—	89.6
Charged to expense	2.3	—	3.4	2.0	14.0	21.7
Revisions	(1.0)	(1.7)	3.7	—	—	1.0
Utilized	(20.7)	(10.9)	(9.7)	—	—	(41.3)

Balance, December 31, 2008	16.5	—	38.5	2.0	14.0	71.0
Amendments offset against goodwill	—	—	(5.7)	—	—	(5.7)
Charged to expense	2.9	—	4.0	24.2	20.0	51.1
Revisions	(2.8)	—	(2.4)	(5.4)	(0.1)	(10.7)
Utilized	(4.0)	—	(7.0)	(19.0)	(18.4)	(48.4)

Balance, December 31, 2009	£12.6	£—	£27.4	£1.8	£15.5	£57.3

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes

        The benefit (expense) for income taxes consists of the following (in millions):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	£1.5	£(0.2)	£(0.4)
State and local	(0.1)	—	0.6
Foreign	4.9	4.7	4.9

Total current	6.3	4.5	5.1

Deferred:
Federal	(3.8)	(1.1)	(7.6)
Foreign	—	3.4	—

Total deferred	(3.8)	2.3	(7.6)

Total	£2.5	£6.8	£(2.5)

        There are significant current year losses in the U.K. The foreign current tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. The federal deferred tax expense relates to holding an equity method investment. The foreign deferred tax benefit relates to the decrease in our deferred tax asset valuation allowance resulting from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the year that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2009	2008
Deferred tax liabilities:
Intangibles	£74.0	£142.5
Equity investments	83.0	79.2
Convertible senior notes	39.9	48.3
Derivative instruments	—	15.7
Unrealized foreign exchange differences	1.1	0.6

Total deferred tax liabilities	198.0	286.3

Deferred tax assets:
Net operating losses	1,030.6	1,108.7
Capital losses	3,442.1	3,390.0
Depreciation and amortization	2,218.3	2,097.2
Accrued expenses	83.5	91.7
Derivative instruments	11.0	—
Capital costs and other	105.2	112.4

Total deferred tax assets	6,890.7	6,800.0
Valuation allowance for deferred tax assets	(6,775.7)	(6,592.9)

Net deferred tax assets	115.0	207.1

Net deferred tax liabilities	£83.0	£79.2

        The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year ended December 31,
	2009	2008	2007
Balance, January 1	£6,592.9	£6,554.1	£6,705.2
Effect of changes in tax rates	—	—	(444.9)
Increase in UK and US deferred tax attributes, inclusive of foreign exchange movements	182.8	38.8	293.8

Balance, December 31	£6,775.7	£6,592.9	£6,554.1

        A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance is reduced, the benefit will be recognized as a reduction of income tax expense.

        At December 31, 2009, we had net operating loss carryforwards for U.S. federal income tax purposes of £304 million that expire between 2018 and 2027. We have U.K. net operating loss carryforwards of £3.3 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes (Continued)

operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.5 billion that expires between 2010 and 2029. Section 382 may severely limit our ability to utilize these losses for U.S. purposes. We also have U.K. capital loss carryforwards of £12.3 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by subsidiaries owned by the group prior to the merger with Telewest.

        At December 31, 2009, we had fixed assets on which future U.K. tax deductions can be claimed of £12.6 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax benefit (expense) is as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Benefit at federal statutory rate (35%)	£118.1	£301.1	£157.6
Add:
Permanent book-tax differences	(24.6)	(139.0)	(19.7)
Foreign losses with no benefit	(72.7)	(103.4)	(119.5)
U.S. losses with no benefit	2.0	—	—
Difference between U.S. and foreign tax rates	(22.1)	(55.2)	(21.4)
State and local income tax	(0.1)	—	0.6
Foreign tax benefit offsetting OCI tax expense	—	3.4	—
Other	1.9	(0.1)	(0.1)

Benefit (provision) for income taxes	£2.5	£6.8	£(2.5)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at January 1,	£20.4	£15.0
Additions based on tax positions related to the current year	—	—
Additions for tax provisions of prior years	1.6	5.4
Reductions for tax provisions of prior years	(0.8)	—
Reductions for lapse of applicable statute of limitation	(11.2)	—
Settlements	—	—

Balance at December 31,	£10.0	£20.4

        The total amount of unrecognized tax benefits as of December 31, 2009 and 2008 was £10.0 million and £20.4 million, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2009 and 2008 were £0.5 million and £1.0 million, respectively, that, if recognized, would impact the effective tax rate.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest in respect of unrecognized tax benefits of £0.2 million and £0.5 million at

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes (Continued)

December 31, 2009 and 2008, respectively. There was a benefit in respect of interest accrual of £0.3 million included in income tax expense for the year ended December 31, 2009.

        The statute of limitations is open for the years 2006 to 2009 in the U.S. and 2007 to 2009 in the U.K., our major tax jurisdictions.

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

Note 15—Related Party Transactions

Virgin Enterprises Limited

        We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2009, Virgin Entertainment Investment Holdings Limited beneficially owned 6.5% of our common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of our Board of Directors and is a Director at Virgin Enterprises Limited.

        We own and have the right to use registered trademarks, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly owned television channels, and to use the "Virgin" name for our television channel, Virgin1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin1, where we pay an annual royalty of 0.5% of revenues received by Virgin1, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name "Virgin Media", we retain worldwide exclusivity.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions (Continued)

Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on our Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to our Board of Directors. During the years ended December 31, 2009, 2008 and 2007, respectively, we incurred expenses of £9.0 million, £8.9 million and £8.7 million for charges in respect of brand licensing and promotion of which £2.3 million and £4.5 million was payable at December 31, 2009 and 2008, respectively.

        Subsequent to the year end, ntl:Telewest Business announced that it would rebrand using the Virgin trade marks to "Virgin Media Business". Virgin Media has entered into a trade mark license with Virgin Enterprises Ltd under which an annual royalty is payable of 0.25% of revenues from our business division, subject to a minimum payment of £1.5 million.

Virgin Retail Limited

        We had previously identified Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, as a related party to us. We had agreements with Virgin Retail Limited in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets. On September 17, 2007, the Virgin Group sold its interest in Virgin Megastores and it therefore ceased to be a related party. As part of the agreement, Virgin Retail Limited passed through proceeds on sales of mobile handsets, vouchers and other stock items to us. We recognized revenues totaling £6.5 million and incurred expenses of £2.3 million in connection with this agreement during the period from January 1, 2007 to September 17, 2007.

Other Virgin Companies

        As a licensee of the "Virgin" brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm's length terms.

UKTV Joint Ventures

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay television packages available to our customers.

        As at December 31, 2009 and 2008, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payables and receivables in respect of the UKTV joint ventures totaling £359.9 million and £353.5 million, respectively.

        We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the years ended December 31, 2009, 2008 and 2007, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £24.3 million, £22.1 million and £21.4 million, respectively. These amounts are settled on a net basis at regular intervals.

        During the years ended December 31, 2009, 2008 and 2007, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £21.1 million, £46.7 million and £38.3 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Shareholders' Equity

Authorized Share Capital

        Our authorized share capital for issuance consists of one billion shares of common stock, 300.0 million shares of Class B redeemable common stock and five million shares of preferred stock with a par value of $0.01 each. As at December 31, 2009, there were 329.4 million shares of common stock outstanding, and no Class B redeemable common stock or preferred stock outstanding. The common stock is voting with rights to dividends as declared by the Board of Directors.

        The following table summarizes the movement in the number of shares of common stock outstanding during the years ended December 31, 2007, 2008 and 2009 (in millions,):

Number of shares
December 31, 2006 outstanding shares	323.9
Net issuances and purchases during the period	3.6

December 31, 2007 outstanding shares	327.5
Net issuances and purchases during the period	0.6

December 31, 2008 outstanding shares	328.1
Net issuances and purchases during the period	1.3

December 31, 2009 outstanding shares	329.4

        During the years ended December 31, 2009, 2008 and 2007, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2

        Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Shareholders' Equity (Continued)

our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Series A Warrants

        On January 10, 2003, we issued Series A warrants to some of our former creditors and stockholders. The Series A warrants were initially exercisable for a total of 8,750,496 shares of common stock at an exercise price of $309.88 per share. After adjustment to account for the rights offering and the reverse acquisition of Telewest in accordance with anti-dilution adjustment provisions, the Series A warrants are exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share. The Series A warrants expire on January 10, 2011. The agreement governing the Series A warrants is governed by New York law. The Series A warrants are listed on the NASDAQ Global Select Market under the symbol "VMEDW." The Series A warrants may be subject to further change.

Note 17—Commitments and Contingent Liabilities

        At December 31, 2009, we were committed to pay £816.6 million for equipment and services. This amount includes £311.4 million for operations and maintenance contracts and other commitments from January 1, 2011 to 2031. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2010	£505.2
2011.	121.6
2012.	72.5
2013.	36.2
2014.	19.4
Thereafter	61.7

£816.6

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with the Contingencies Topic of the FASB ASC, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Commitments and Contingent Liabilities (Continued)

        Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £27.9 million as of December 31, 2009 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be required and therefore the timescale for resolution is not expected to occur within the next financial year.

        Our banks have provided guarantees in the form of performance bonds and stand by letters of credit on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2010	£12.1
2011	0.9
2012	—
2013	—
2014	—
Thereafter	9.0

£22.0

Note 18—Industry Segments

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

        As a result of the business reorganization initiated in the last quarter of 2008, we have realigned our internal reporting structure and the related financial information used by management and the CODM. Our operating structures have been revised to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and customer demands through our three new customer-based segments: Consumer, Business and Content.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Industry Segments (Continued)

        Our Business segment, which was previously part of our Cable segment, comprises our operations carried out through Virgin Media Business which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

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

        The 2008 and 2007 fiscal year amounts have been adjusted to conform to the current period presentation. Segment information for the years ended December 31, 2009, 2008 and 2007 was as follows (in millions):

	Year ended December 31, 2009
	Consumer	Business	Content	Total
Revenue	£3,083.1	£580.8	£140.5	£3,804.4
Inter segment revenue	—	—	27.3	27.3
Segment contribution	£1,841.9	£339.7	£11.8	£2,193.4

	Year ended December 31, 2008
	Consumer	Business	Content	Total
Revenue	£3,029.0	£626.0	£121.8	£3,776.8
Inter segment revenue	—	0.4	25.7	26.1
Segment contribution	£1,803.6	£335.2	£(4.6)	£2,134.2

	Year ended December 31, 2007
	Consumer	Business	Content	Total
Revenue	£3,087.3	£641.8	£109.5	£3,838.6
Inter segment revenue	—	0.4	24.4	24.8
Segment contribution	£1,805.4	£338.4	£8.4	£2,152.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Industry Segments (Continued)

        The reconciliation of total segment contribution to our consolidated operating income (loss) is as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Total segment contribution	£2,193.4	£2,134.2	£2,152.2
Other operating and corporate costs	832.7	832.5	871.8
Restructuring and other charges	40.4	22.7	28.7
Depreciation	930.5	902.8	922.3
Amortization	243.1	285.8	301.0
Goodwill and intangible asset impairment	4.7	362.2	—

Consolidated operating income (loss)	£142.0	£(271.8)	£28.4

Note 19—Condensed Consolidated Financial Information

        On April 13, 2004, Virgin Media Finance issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, and €225 million aggregate principal amount of 8.75% senior notes due 2014. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016. On June 3, 2009, Virgin Media Finance issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016 and on July 21, 2009 Virgin Media Finance issued a further $600 million aggregate principle amounts of 9.50% senior notes due 2016. On November 9, 2009, Virgin Media Finance issued $600 million aggregate principal amount of 8.375% senior notes due 2019 and £350 million aggregate principal amount of 8.875% senior notes due 2019. Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the senior notes on a senior basis. Each of VMIH and Virgin Media Investments Limited, or VMIL are conditional guarantors and have guaranteed the senior notes on a senior subordinated basis. VMIL is included as a conditional guarantor as at December 31, 2009 since it only acceded on December 30, 2009 as a senior subordinated guarantor of the secured senior notes issued by Virgin Media Finance.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

        We present the following condensed consolidated financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 as required by Article 3-10(d) of Regulation S-X.

	December 31, 2009
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£12.4	£1.9	£0.3	£292.9	£—	£123.0	£—	£430.5
Restricted cash	—	—	—	—	—	6.0	—	6.0
Other current assets	4.3	—	0.1	9.9	—	591.6	—	605.9

Total current assets	16.7	1.9	0.4	302.8	—	720.6	—	1,042.4
Fixed assets, net	—	—	—	—	—	5,049.2	—	5,049.2
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,352.8	—	2,337.8
Investments in, and loans to, parent and subsidiary companies	1,977.8	766.8	(962.1)	2,859.9	—	(6,316.6)	2,034.1	359.9
Other assets, net	10.4	—	—	295.5	—	92.2	—	398.1

Total assets	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,898.2	£2,034.1	£9,187.4

Current liabilities	£9.1	£82.9	£25.2	£127.3	£—	£1,863.1	£(716.8)	£1,390.8
Long term debt, net of current portion	504.5	2,189.5	—	1,798.9	—	1,440.6	—	5,933.5
Other long term liabilities	—	—	0.1	83.8	—	287.9	—	371.8
Shareholders' equity	1,491.3	(1,503.7)	(1,002.0)	1,448.2	—	(1,693.4)	2,750.9	1,491.3

Total liabilities and shareholders' equity	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,898.2	£2,034.1	£9,187.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	December 31, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	3.5	—	0.3	187.7	620.1	—	811.6
Current assets held for sale	—	—	—	—	56.2	—	56.2

Total current assets	13.4	—	1.5	188.1	852.5	—	1,055.5
Fixed assets, net	—	—	—	—	5,342.1	—	5,342.1
Goodwill and intangible assets, net	—	—	(15.0)	—	2,607.6	—	2,592.6
Investments in, and loans to, parent and subsidiary companies	2,544.9	287.9	(487.7)	3,519.4	(6,591.5)	1,080.5	353.5
Other assets, net	13.2	—	—	506.5	69.9	—	589.6

Total assets	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,280.6	£1,080.5	£9,933.3

Other current liabilities	£9.4	£37.1	£26.1	£197.1	£1,381.3	£(171.6)	£1,479.4
Current liabilities held for sale	—	—	—	—	36.2	—	36.2

Total current liabilities	9.4	37.1	26.1	197.1	1,417.5	(171.6)	1,515.6
Long term debt, net of current portion	545.9	1,256.2	—	2,064.6	2,262.9	—	6,129.6
Other long term liabilities	—	—	0.7	11.5	259.7	—	271.9
Shareholders' equity	2,016.2	(1,005.4)	(528.0)	1,940.8	(1,659.5)	1,252.1	2,016.2

Total liabilities and shareholders' equity	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,280.6	£1,080.5	£9,933.3

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,804.4	£—	£3,804.4
Operating costs	—	—	—	—	(1,635.7)	—	(1,635.7)
Selling, general and administrative expenses	(19.5)	—	(0.1)	(0.3)	(788.1)	—	(808.0)
Restructuring and other charges	—	—	—	—	(40.4)	—	(40.4)
Depreciation and amortization	—	—	—	—	(1,173.6)	—	(1,173.6)
Goodwill and intangible asset impairments	—	—	—	—	(4.7)	—	(4.7)

Operating income (loss)	(19.5)	—	(0.1)	(0.3)	161.9	—	142.0
Interest income and other, net	43.1	188.1	133.7	70.0	476.4	(905.1)	6.2
Interest expense	(56.9)	(190.9)	(111.9)	(356.0)	(644.5)	905.1	(455.1)
Loss on extinguishment of debt	—	—	—	(46.0)	(8.5)	—	(54.5)
Share of income from equity investments	—	—	—	—	14.1	—	14.1
(Losses) gains on derivative instruments	—	—	—	(116.6)	2.1	—	(114.5)
Foreign currency gains (losses)	1.3	(2.9)	(10.6)	144.5	(8.0)	—	124.3
Income tax benefit (expense)	1.3	—	0.1	4.9	(3.8)	—	2.5

(Loss) income from continuing operations	(30.7)	(5.7)	11.2	(299.5)	(10.3)	—	(335.0)
Loss from discontinued operations, net of tax	—	—	—	—	(22.8)	—	(22.8)
Equity in net loss of subsidiaries	(327.1)	(345.8)	(338.5)	(46.3)	—	1,057.7	—

Net (loss) income	£(357.8)	£(351.5)	£(327.3)	£(345.8)	£(33.1)	£1,057.7	£(357.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,776.8	£—	£3,776.8
Operating costs	—	—	—	—	(1,647.1)	—	(1,647.1)
Selling, general and administrative expenses	(19.9)	—	—	(0.1)	(808.0)	—	(828.0)
Restructuring and other charges	—	—	—	—	(22.7)	—	(22.7)
Depreciation and amortization	—	—	—	—	(1,188.6)	—	(1,188.6)
Goodwill and intangible asset impairments	—	—	—	—	(362.2)	—	(362.2)

Operating loss	(19.9)	—	—	(0.1)	(251.8)	—	(271.8)
Interest and other income, net	25.0	124.1	102.5	76.5	(37.8)	(264.2)	26.1
Interest expense	(34.0)	(125.4)	(76.8)	(338.6)	(188.8)	264.2	(499.4)
Loss on extinguishment of debt	—	—	—	(6.6)	(3.0)	—	(9.6)
Share of income from equity investments	—	—	—	—	14.4	—	14.4
Gains (losses) on derivative instruments	—	—	—	297.6	(13.9)	—	283.7
Foreign currency (losses) gains	(1.8)	20.8	33.6	(114.0)	(342.2)	—	(403.6)
Income tax benefit (expense)	—	—	(3.1)	20.6	(10.7)	—	6.8

Loss (income) from continuing operations	(30.7)	19.5	56.2	(64.6)	(833.8)	—	(853.4)
Loss from discontinued
operations, net of tax	—	—	—	—	(66.6)	—	(66.6)
Equity in net loss of subsidiaries	(889.3)	(972.7)	(946.1)	(908.1)	—	3,716.2	—

Net loss	£(920.0)	£(953.2)	£(889.9)	£(972.7)	£(900.4)	£3,716.2	£(920.0)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,838.6	£—	£3,838.6
Operating costs	—	—	—	—	(1,652.2)	—	(1,652.2)
Selling, general and administrative expenses	(3.9)	—	(24.6)	—	(877.5)	—	(906.0)
Restructuring and other charges	(0.3)	—	—	—	(28.4)	—	(28.7)
Depreciation and amortization	—	—	—	—	(1,223.3)	—	(1,223.3)

Operating (loss) income	(4.2)	—	(24.6)	—	57.2	—	28.4
Interest income and other, net	0.6	100.2	47.6	92.8	(70.7)	(152.2)	18.3
Interest expense	—	(99.5)	(27.5)	(378.0)	(161.3)	152.2	(514.1)
Loss on extinguishment of debt	—	—	—	(2.0)	(1.2)	—	(3.2)
Share of income from equity investments	—	—	—	—	17.7	—	17.7
Loss on derivative instruments	—	—	—	(0.6)	(1.9)	—	(2.5)
Foreign currency gains (losses)	—	12.5	0.7	(14.3)	6.2	—	5.1
Income tax expense	(0.1)	—	(1.8)	—	(0.6)	—	(2.5)

Loss from continuing operations	(3.7)	13.2	(5.6)	(302.1)	(154.6)	—	(452.8)
Loss from discontinued operations, net of tax	—	—	—	—	(10.7)	—	(10.7)
Equity in net loss of subsidiaries	(459.8)	(467.4)	(454.9)	(165.2)	—	1,547.3	—

Net loss	£(463.5)	£(454.2)	£(460.5)	£(467.3)	£(165.3)	£1,547.3	£(463.5)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2009
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(8.5)	£—	£(2.0)	£(98.2)	£1,009.3	£—	£900.6
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(569.0)	—	(569.0)
Principal repayments on loans to equity investments	—	—	—	—	12.5	—	12.5
Principal (repayments) drawdowns on loans to group companies	—	(1,002.1)	1.1	636.3	364.7	—	—
Proceeds from the sale of fixed assets	—	—	—	—	4.2	—	4.2
Purchase of investments	—	—	—	—	(2.5)	—	(2.5)
Disposal of sit-up, net	—	—	—	—	(17.5)	—	(17.5)

Net cash (used in) provided by investing activities	—	(1,002.1)	1.1	636.3	(207.6)	—	(572.3)

Financing activities:
New borrowings, net of financing activities	—	1,662.8	—	(40.2)	(12.4)	—	1,610.2
Proceeds from employee stock option exercises	2.8	—	—	—	—	—	2.8
Principal payments on long term debt, including redepmtion premiums, and capital leases	—	(689.1)	—	(233.5)	(814.8)	—	(1,737.4)
Intercompany funding movements	43.6	30.3	—	(60.2)	(13.7)	—	—
Dividends paid	(33.3)	—	—	—	—	—	(33.3)
Realized gain on derivatives	—	—	—	88.3	—	—	88.3
Other	(0.3)	—	—	—	—	—	(0.3)

Net cash (used in) provided by financing activities	12.8	1,004.0	—	(245.6)	(840.9)	—	(69.7)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(7.9)	—	(7.9)

Net cash used in discontinued operations	—	—	—	—	(7.9)	—	(7.9)

Effect of exchange rates on cash and cash equivalents	(1.8)	—	—	—	—	—	(1.8)
Increase (decrease) in cash and cash equivalents	2.5	1.9	(0.9)	292.5	(47.1)	—	248.9
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£12.4	£1.9	£0.3	£292.9	£123.0	£—	£430.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2008
Statement of cash flows	Company	Virgin Media Finance	Other Guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(49.4)	£—	£34.4	£19.7	£754.0	£—	£758.7
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(477.9)	—	(477.9)
Principal repayments on loans to equity investments	—	—	—	—	8.6	—	8.6
Principal (drawdowns) repayments on loans to group companies	(477.3)	—	(44.9)	354.8	167.4	—	—
Purchase of investments	—	—	—	—	(1.5)	—	(1.5)
Other	—	—	—	—	2.1	—	2.1

Net cash (used in) provided by investing activities	(477.3)	—	(44.9)	354.8	(301.3)	—	(468.7)

Financing activities:
New borrowings, net of financing activities	496.7	—	—	(49.0)	—	—	447.7
Proceeds from employee stock option exercises	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	(286.9)	(559.4)	—	(846.3)
Intercompany funding movements	64.9	—	1.7	(38.9)	(27.7)	—	—
Dividends paid	(29.3)	—	—	—	—	—	(29.3)

Net cash provided by (used in) financing activities	532.9	—	1.7	(374.8)	(587.1)	—	(427.3)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(3.0)	—	(3.0)
Net cash used in investing activities	—	—	—	—	(1.9)	—	(1.9)

Net cash used in discontinued operations	—	—	—	—	(4.9)	—	(4.9)

Effect of exchange rates on cash and cash equivalents	2.4	—	—	—	—	—	2.4
(Decrease) increase in cash and cash equivalents	8.6	—	(8.8)	(0.3)	(139.3)	—	(139.8)
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2007
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(17.6)	£—	£(0.2)	£213.9	£514.7	£—	£710.8
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(533.7)	—	(533.7)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Principal repayments on loans to equity investments	—	—	—	—	16.4	—	16.4
Principal repayments (drawdowns) on loans to group companies	22.7	—	(20.5)	(558.8)	556.6	—	—
Proceeds from the sale of investments	—	—	—	—	9.8	—	9.8
Proceeds from the sale of fixed assets	—	—	—	—	3.3	—	3.3
Other	—	—	—	—	(2.1)	—	(2.1)

Net cash (used in) provided by investing activities	22.7	—	(20.5)	(559.8)	50.3	—	(507.3)

Financing activities:
New borrowings, net of financing activities	—	—	—	576.8	297.7	—	874.5
Proceeds from employee stock option excercises	15.0	—	—	—	—	—	15.0
Principal payments on long term debt and capital leases	—	—	—	(230.4)	(940.4)	—	(1,170.8)
Dividends paid	(21.2)	—	—	—	—	—	(21.2)

Net cash (used in) provided by financing activities	(6.2)	—	—	346.4	(642.7)	—	(302.5)

Cash flow from discontinued operations
Net cash provided by operating activities	—	—	—	—	5.2	—	5.2
Net cash used in investing activities	—	—	—	—	(2.5)	—	(2.5)

Net cash provided by discontinued operations	—	—	—	—	2.7	—	2.7

Effect of exchange rates on cash and cash equivalents	—	—	(0.8)	—	—	—	(0.8)
(Decrease) increase in cash and cash equivalents	(1.1)	—	(21.5)	0.5	(75.0)	—	(97.1)
Cash and cash equivalents at beginning of period	2.4	—	31.5	0.2	384.4	—	418.5

Cash and cash equivalents at end of period	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Subsequent Events

        On January 19, 2010, we issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.5% senior secured notes due 2018 and £875 million of 7.0% senior secured notes due 2018, collectively referred to as the senior secured notes. The net proceeds from the issuance of the senior secured notes was used to prepay a portion of the outstanding loans under our senior credit facility, reducing the commitments of the lenders under our senior credit facilities to approximately £1.6 billion equivalent as of January 29, 2009.

        The notes rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security as granted in favor of our senior credit facility.

VIRGIN MEDIA INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET

(in millions, except par value)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	£12.4	£9.9
Other current assets	4.3	3.5

Total current assets	16.7	13.4
Fixed assets, net	—	—
Investments in and loans to affiliates, net	1,977.8	2,544.9
Other assets, net	10.4	13.2

Total assets	£2,004.9	£2,571.5

Liabilities and shareholders' equity
Current liabilities	£9.1	£9.4
Long term debt	504.5	545.9
Other long term liabilities	—	—
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2009 and 2008) shares; issued 330.8 (2009) and 329.0 (2008) and outstanding 329.4 (2009) and 328.1 (2008) shares	1.8	1.8
Additional paid-in capital	4,508.0	4,482.2
Unearned stock compensation	(24.8)	(20.9)
Accumulated other comprehensive income	22.5	178.2
Accumulated deficit	(3,016.2)	(2,625.1)

Total shareholders' equity	1,491.3	2,016.2

Total liabilities and shareholders' equity	£2,004.9	£2,571.5

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2009	2008	2007
Costs and expenses
General and administrative expenses	£(19.5)	£(19.9)	£(3.9)
Restructuring and other charges	—	—	(0.3)

Operating loss	(19.5)	(19.9)	(4.2)

Other income (expense)
Interest income and other, net	43.1	25.0	0.6
Interest expense	(56.9)	(34.0)	—
Foreign currency gains (losses)	1.3	(1.8)	—

Loss before income taxes and equity in net loss of subsidiaries	(32.0)	(30.7)	(3.6)
Income tax benefit (expense)	1.3	—	(0.1)

Loss before equity in net loss of subsidiaries	(30.7)	(30.7)	(3.7)
Equity in net loss of subsidiaries	(327.1)	(889.3)	(459.8)

Net loss	£(357.8)	£(920.0)	£(463.5)

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2009	2008	2007
Net cash used in operating activities	£(8.5)	£(49.4)	£(17.6)
Investing activities
Principal (drawdowns) repayments on loans to group companies	—	(477.3)	22.7

Net cash (used in) provided by investing activities	—	(477.3)	22.7

Financing activities
Proceeds from new borrowings, net of financing fees	—	496.7	—
Proceeds from employee stock option exercises	2.8	0.6	15.0
Intercompany funding movements	43.6	64.9	—
Dividends paid	(33.3)	(29.3)	(21.2)
Other	(0.3)	—	—

Net cash provided by (used in) financing activities	12.8	532.9	(6.2)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	2.4	—
Increase (decrease) in cash and cash equivalents	2.5	8.6	(1.1)
Cash and cash equivalents at beginning of year	9.9	1.3	2.4

Cash and cash equivalents at end of year	£12.4	£9.9	£1.3

Supplemental disclosure of cash flow information
Cash paid for interest	£40.7	£25.4	£—
Income taxes (received) paid	(0.1)	0.1	—

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note 1—Basis of Presentation

        In our condensed financial statements, our investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. Our share of net loss of our subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with our consolidated financial statements.

        In May 2008, the FASB issued new guidance which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. We adopted the guidance on January 1, 2009 as our convertible senior notes are within the scope of the guidance and we have applied it on a retrospective basis, whereby our prior period results have been adjusted.

Note 2—Other

        No cash dividend was paid to the registrant by subsidiaries for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Virgin Media Investment Holdings Limited

        We have audited the accompanying consolidated balance sheets of Virgin Media Investment Holdings Limited and subsidiaries (the "Company"), an indirect wholly owned subsidiary of Virgin Media Inc. (the "Parent"), as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investment Holdings Limited and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 26, 2010,

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	£415.9	£170.7
Restricted cash	5.3	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £9.6 (2009) and £16.5 (2008)	427.9	454.3
Inventory for resale	12.9	12.7
Programming inventory	62.1	68.4
Derivative financial instruments	2.2	168.4
Prepaid expenses and other current assets	96.4	104.0
Current assets held for sale	—	56.2

Total current assets	1,022.7	1,040.0
Fixed assets, net	4,925.3	5,209.3
Goodwill and other indefinite-lived assets	2,081.0	2,091.4
Intangible assets, net	265.9	510.3
Equity investments	359.9	353.5
Derivative financial instruments	235.1	435.7
Deferred financing, net of accumulated amortization of £133.6 (2009) and £78.0 (2008)	101.8	104.8
Other assets	50.8	35.9
Due from group companies	781.6	795.0

Total assets	£9,824.1	£10,575.9

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£375.5	£370.0
Accrued expenses and other current liabilities	407.4	443.4
Derivative financial instruments	17.8	84.4
VAT and employee taxes payable	61.8	57.4
Restructuring liabilities	55.9	69.5
Interest payable	42.7	95.9
Interest payable to group companies	165.9	113.7
Deferred revenue	276.7	259.4
Current portion of long term debt	41.2	40.5
Current liabilities held for sale	—	36.2

Total current liabilities	1,444.9	1,570.4
Long term debt, net of current portion	3,239.4	4,327.6
Long term debt due to group companies	3,321.1	2,468.1
Derivative financial instruments	106.8	42.6
Deferred revenue and other long term liabilities	180.7	147.2
Deferred income taxes	83.0	79.2

Total liabilities	8,375.9	8,635.1
Commitments and contingent liabilities
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2009 and 2008); issued and outstanding 224,552 ordinary shares (2009 and 2008)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	(137.8)	9.0
Accumulated deficit	(2,785.3)	(2,439.5)

Total shareholders' equity	1,448.2	1,940.8

Total liabilities and shareholders' equity	£9,824.1	£10,575.9

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2009	2008	2007
Revenue	£3,698.3	£3,666.0	£3,724.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,590.2	1,598.5	1,606.9
Selling, general and administrative expenses	763.0	781.2	846.4
Restructuring and other charges	39.2	22.0	27.2
Depreciation	909.7	882.4	900.4
Amortization	243.1	283.4	293.2
Goodwill and intangible asset impairments	4.7	362.2	—

	3,549.9	3,929.7	3,674.1

Operating income (loss)	148.4	(263.7)	50.2
Other income (expense)
Interest income and other, net	6.0	25.9	16.4
Interest income from group companies	7.9	8.4	5.3
Interest expense	(235.2)	(366.5)	(420.3)
Interest expense to group companies	(232.8)	(152.4)	(111.6)
Loss on extinguishment of debt	(54.5)	(9.6)	(3.2)
Share of income from equity investments	14.1	14.4	17.7
(Losses) gains on derivative instruments	(114.5)	283.7	(2.5)
Foreign currency gains (losses)	136.5	(456.2)	(8.0)

Loss from continuing operations before income taxes	(324.1)	(916.0)	(456.0)
Income tax benefit (expense)	1.1	9.9	(0.6)

Loss from continuing operations	(323.0)	(906.1)	(456.6)

Discontinued operations
Loss from discontinued operations, net of tax	(22.8)	(66.6)	(10.7)

Net loss	£(345.8)	£(972.7)	£(467.3)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2009	2008	2007
Operating activities
Net loss	£(345.8)	£(972.7)	£(467.3)
Loss from discontinued operations	22.8	66.6	10.7

Loss from continuing operations	(323.0)	(906.1)	(456.6)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,152.8	1,165.8	1,193.6
Goodwill and intangible asset impairments	4.7	362.2	—
Non-cash interest	20.0	(58.6)	4.1
Non-cash compensation	15.4	13.2	14.0
Loss on extinguishment of debt	53.6	9.7	3.2
(Income) loss from equity accounted investments, net of dividends received	(12.4)	10.7	(10.8)
Income taxes	4.2	(2.2)	14.9
(Gain) loss on disposal of assets	(0.3)	(0.3)	18.7
Amortization of original issue discount and deferred finance costs	32.3	23.5	23.1
Unrealized foreign currency (gains) losses	(163.2)	414.0	10.2
Unrealized losses (gains) on derivative instruments	133.3	(278.1)	2.5
Gain on disposal of investments	—	—	(8.1)
Other	1.6	0.7	—
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	26.4	(7.2)	3.0
Inventory	6.0	(17.4)	(11.5)
Prepaid expenses and other current assets	(4.7)	(12.1)	10.1
Other assets	(14.9)	(11.0)	4.2
Accounts payable	(24.8)	5.1	(0.2)
Accrued expenses and other current liabilities	(37.8)	(35.4)	(107.7)
Deferred revenue (current)	17.3	19.2	(17.4)
Deferred revenue and other long term liabilities	(4.9)	4.0	5.2

Net cash provided by operating activities	881.6	699.7	694.5

Investing activities
Purchase of fixed and intangible assets	(556.7)	(470.5)	(527.8)
Investments and loans from parent and subsidiary companies	974.4	522.1	26.6
Increase in restricted cash	—	—	(0.2)
Principal repayments on loans to equity investments	12.5	8.6	16.4
Proceeds from sale of fixed assets	4.2	2.1	3.3
Proceeds from sale of investments	—	—	9.8
Purchase of investments	(2.5)	(1.5)	(2.0)
Disposal of sit-up, net	(17.5)
Acquisitions, net of cash acquired	—	—	(1.0)

Net cash provided by (used in) investing activities	414.4	60.8	(474.9)

Financing activities
New borrowings, net of financing fees	(52.6)	(49.0)	874.5
Principal payments on long term debt, including redemption premiums, and capital leases	(1,078.6)	(846.3)	(1,170.8)
Realized gain on derivatives	88.3	—	—

Net cash (used in) financing activities	(1,042.9)	(895.3)	(296.3)

Cash flow from discontinued operations
Net cash used in provided by operating activities	(7.9)	(3.0)	5.2
Net cash used in investing activities	—	(1.9)	(2.5)

Net cash (used in) provided by discontinued operations	(7.9)	(4.9)	2.7

Effect of exchange rate changes on cash and cash equivalents	—	0.4	—
Increase (decrease) in cash and cash equivalents	245.2	(139.3)	(74.0)
Cash and cash equivalents, beginning of year	170.7	310.0	384.0

Cash and cash equivalents, end of year	£415.9	£170.7	£310.0

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£248.3	£391.8	£391.4
Income taxes paid	—	—	—

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 Par Value
							Net (Losses) Gains on Derivatives
			Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments		Accumulated Deficit
	Shares	Par							Total
Balance, December 31, 2006	224,552	—	£4,371.3		—	£(20.0)	£(16.0)	£(999.5)	£3,335.8
Net loss for the year ended December 31, 2007	—	—	—	£(467.3)	—	—	—	(467.3)	(467.3)
Currency translation adjustment	—	—	—	—	—	—	—	—	—
Net gains on derivatives, net of tax	—	—	—	53.8	—	—	53.8	—	53.8
Reclassification of derivative gains to net income, net of tax	—	—	—	(20.4)	—	—	(20.4)	—	(20.4)
Pension liability adjustment, net of tax	—	—	—	19.8	—	19.8	—	—	19.8

				£(414.1)

Balance, December 31, 2007	224,552	—	£4,371.3		—	£(0.2)	£17.4	£(1,466.8)	£2,921.7
Net loss for the year ended December 31, 2008	—	—	—	£(972.7)	—	—	—	(972.7)	(972.7)
Currency translation adjustment	—	—	—	0.4	0.4	—	—	—	0.4
Net gains on derivatives, net of tax	—	—	—	147.8	—	—	147.8	—	147.8
Reclassification of derivative gains to net income, net of tax	—	—	—	(125.1)	—	—	(125.1)	—	(125.1)
Pension liability adjustment, net of tax	—	—	—	(31.3)	—	(31.3)	—	—	(31.3)

				£(980.9)

Balance, December 31, 2008	224,552	—	£4,371.3		£0.4	£(31.5)	£40.1	£(2,439.5)	£1,940.8
Net loss for the year ended December 31, 2009	—	—	—	£(345.8)	—	—	—	(345.8)	(345.8)
Currency translation adjustment	—	—	—	(0.6)	(0.6)	—	—	—	(0.6)
Net losses on derivatives, net of tax	—	—	—	(216.6)	—	—	(216.6)	—	(216.6)
Reclassification of derivative losses to net income, net of tax	—	—	—	121.2	—	—	121.2	—	121.2
Pension liability adjustment, net of tax	—	—	—	(50.8)	—	(50.8)	—	—	(50.8)

				£(492.6)

Balance, December 31, 2009	224,552		£4,371.3		£(0.2)	£(82.3)	£(55.3)	£(2,785.3)	£1,448.2

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business

        Virgin Media Investment Holdings Limited, or VMIH, is incorporated in the United Kingdom. We are an indirect wholly owned subsidiary of Virgin Media Inc., or Virgin Media. On February 19, 2007, we changed our name from NTL Investment Holdings Limited to Virgin Media Investment Holdings Limited. We conduct our operations primarily through direct and indirect wholly owned subsidiaries.

        We are a leading provider of entertainment and communications services in the U.K., offering "quad-play" broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2009, we provided service to approximately 4.8 million residential customers on our cable network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 2.2 million pre-pay mobile customers and nearly one million contract mobile customers over third party networks

        In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl: Telewest Business). We also provide a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates our wholly owned channels, such as Virgin1, Living and Bravo; and through UKTV, our joint ventures with BBC Worldwide.

        In 2009, we implemented a new operating model for our organization and made corresponding revisions to our internal reporting structure and the related financial information used by our management, including our chief operating decision maker, to assess the performance of our business. As of December 31, 2009, our operating segments were as follows:

  •
  Consumer:  Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided through Virgin Mobile.

  •
  Business:  Our Business segment includes the voice and data telecommunication and internet solutions services we provide through Virgin Media Business to businesses, public sector organizations and service providers.

  •
  Content:  Our Content segment includes the operations of our wholly owned television channels, such as Virgin1, Living and Bravo. Although not included in our Content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        While VMIH has operating segments, consisting of Consumer, Business, and Content, which are consistent with Virgin Media Inc, financial information is only prepared and reviewed by the chief operating decision maker at the Virgin Media Inc. consolidated level. As such, there are no separable reportable segments for VMIH.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We have evaluated subsequent events through the date the financial statements were available to be issued on February 26, 2010.

        On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. In accordance with the provisions of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, the planned sale of the sit-up business met the requirements for it to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods. These consolidated financial statements reflect sit-up as assets and liabilities held for sale and discontinued operations and we have retrospectively adjusted the balance sheet as of December 31, 2008 and statements of operations, cash flows and shareholders' equity for the years ended December 31, 2008 and 2007.

Principles of Consolidation

        The consolidated financial statements include the accounts for us and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The operating results of acquired companies are included in our consolidated statements of operations from the date of acquisition.

        For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of operations. For investments in which we own less than 20% of the voting shares and do not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the earnings and losses of the companies in which we have an investment and such investments are generally reflected in the consolidated balance sheet at historical cost.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2009 and 2008.

Foreign Currency Translation

        Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling general and administrative expenses are denominated in U.K. pounds sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary's functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £356.6 million and £120.2 million as at December 31, 2009 and 2008, respectively.

        Restricted cash balances of £5.3 million as at December 31, 2009 and 2008 represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

        Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The movements in our allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Balance, January 1	£16.5	£17.1	£49.4
Charged to costs and expenses	25.2	30.1	30.3
Write offs, net of recoveries	(32.1)	(30.7)	(62.6)

Balance, December 31	£9.6	£16.5	£17.1

Inventory

        Inventory consists of consumer goods for re-sale and programming inventory. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out, or FIFO method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        Programming inventory represents television programming libraries held by each of our television channels and is stated at the lower of cost or market value. Programming is recognized as inventory when a contractual purchase obligation exists, it has been delivered to us and is within its permitted broadcasting period. Programming inventory is periodically reviewed and a provision made for impairment or obsolescence.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. On our consolidated balance sheet, we have disclosed deferred financing costs separately from other assets. In our note on income taxes, we have also reclassified certain deferred tax balances from the prior year to conform with the current year's classification.

Fixed Assets

        Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	8-30 years
Switches and headends	8-10 years
Customer premises equipment	5-10 years
Other operating equipment	8-20 years
Other equipment:
Buildings	30 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-12 years

        The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

        Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations.

Goodwill and Intangible Assets

        Goodwill and other intangible assets with indefinite lives, such as television channel trademarks and reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        Goodwill and other intangible assets with indefinite lives are allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill during the years ended December 31, 2008 and 2007, we established the following reporting units: Cable, Mobile, Virgin Media TV and sit-up. We compared the fair value of the reporting unit to its carrying amount on an annual basis to determine if there was potential goodwill impairment. We evaluated our former Cable reporting unit for impairment on an annual basis as at December 31, while all other reporting units were evaluated as at June 30.

        During the first quarter of 2009, we realigned our internal reporting structure and the related financial information utilized by the chief operating decision maker to assess the performance of our business. As a result, three new operating segments and reporting units were established; Consumer, Business and Content. Content, which consists of the former Virgin Media TV reporting unit, is evaluated for impairment purposes as at June 30 while the Consumer and Business reporting units are evaluated as at October 1 each year.

        Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which we expect to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base acquired in business combinations. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to six years.

Asset Retirement Obligations

        We account for our obligations under the Waste Electrical and Electronic Equipment Directive adopted by the European Union in accordance with the Asset Retirement and Environmental Obligations Topic of the FASB ASC whereby we accrue the cost to dispose of certain of our customer premises equipment at the time of acquisition.

Impairment of Long-Lived Assets

        In accordance with the Property, Plant and Equipment Topic of the FASB ASC, long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        As of December 31, 2009 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

        Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £101.8 million and £104.8 million as of December 31, 2009 and 2008, respectively, are included on the consolidated balance sheets.

Restructuring Costs

        We account for our restructuring costs, which comprise of lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred. In 2008, we initiated a restructuring program aimed at driving further improvements in our operational performance and eliminating inefficiencies. Accruals in respect to exit activities within this program are recognized at the date the liability is incurred.

Revenue Recognition

        We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

  •
  persuasive evidence of an arrangement exists between us and our customers;

  •
  delivery has occurred or the services have been rendered;

  •
  the price for the service is fixed or determinable; and

  •
  collectibility is reasonably assured.

        Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

        Installation revenues are recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

        Rental revenues in respect of line rentals and rental of equipment provided to customers are recognized on a straight-line basis over the term of the rental agreement.

        Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed. Equipment revenue is stated net of discounts earned through service usage.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

        Contract customers are billed in arrears based on usage and revenue is recognized when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage expires.

        Bundled services revenue is recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, to assess whether the components of the bundled services should be recognized separately.

        For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the "residual value" method.

        Programming revenues are recognized in accordance with the Entertainment—Films Topic of the FASB ASC. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

Subscriber Acquisition Costs

        Costs incurred in respect to the acquisition of our customers, including payments to distributors and the cost of mobile handset promotions, are expensed as incurred.

Advertising Expense

        We expense the cost of advertising as incurred. Advertising costs were £102.5 million, £96.7 million and £104.9 million in 2009, 2008 and 2007, respectively.

Stock-Based Compensation

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. Certain of our employees participate in the stock-based compensation plans of Virgin Media, which are described in Virgin Media's consolidated financial statements.

Pensions

        We account for our defined benefit pension arrangements in accordance with the Compensation-Retirement Benefits Topic of the FASB ASC which requires that pension expense be recognized on an accrual basis over employees' approximate service periods. Pension expense calculated is generally independent of funding decisions or requirements.

        We recognize the funded status of our defined benefit postretirement plans on our balance sheet, and changes in the funded status are reflected in comprehensive income.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Derivative Financial Instruments

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrue interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs and purchase of fixed assets incurred in the normal course of business.

        Our objective in managing our exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we have entered into derivative financial instruments. We have established policies and procedures to govern the management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

        In order to qualify for hedge accounting in accordance with the Derivatives and Hedging Topic of the FASB ASC we are required to document in advance the relationship between the item being hedged and the hedging instrument. We are also required to demonstrate that the hedge will be highly effective on an ongoing basis. This effectiveness testing is performed and documented at each period end to ensure that the hedge remains highly effective.

        We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.

        Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as gains or losses on derivative instruments in the statement of operations. When an instrument designated as an accounting hedge expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Software Development Costs

        We capitalize costs related to computer software developed or obtained for internal use in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Income Taxes

        We provide for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

Note 3—Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance relating to the FASB Accounting Standards Codification. Effective for interim or annual financial periods ending after September 15, 2009, the ASC became the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance for business combinations. This guidance requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance for noncontrolling interests in subsidiaries. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Recent Accounting Pronouncements (Continued)

consistently as equity transactions and any non controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements have not been applied as permitted by the provisions of the guidance.

        In December 2008, the FASB issued new accounting guidance which expands the disclosure requirements related to plan assets of a defined benefit pension or other postretirement plan. The guidance requires that employers disclose information about fair value measurements of plan assets similar to the disclosures required by the Fair Value Measurements and Disclosures Topic of the ASC. The new guidance is a response to users' concerns about the lack of transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan and events in the economy and markets that could have a significant effect on the value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We have adopted the disclosure requirements of this guidance.

        In April 2009, the FASB issued new accounting guidance for disclosures about the fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. This guidance is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of this guidance.

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance during the second quarter of 2009.

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

Note 4—Disposals

Disposal of sit-up

        On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Disposals (Continued)

        We determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 for it to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and we adjusted the balance sheet as of December 31, 2008 and statement of operations for the years ended December 31, 2008 and 2007 accordingly. Revenue of the sit-up business, reported in discontinued operations, for the years ended December 31, 2009, 2008 and 2007 was £38.9 million, £241.8 million and £238.6 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the years ended December 31, 2009, 2008 and 2007 was £22.8 million, £66.6 million and £10.7 million, respectively. Revenue related to the carriage of the sit-up channels recognized in our Consumer segment that had previously been eliminated for consolidation purposes was £0.6 million, £2.7 million and £3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The assets and liabilities of the sit-up business reported as held for sale as of December 31, 2008 included (in millions):

December 31, 2008
Current assets held for sale
Accounts receivable, net	£2.4
Inventory	7.2
Prepaid expenses	5.4
Other assets	41.2

Current assets held for sale	£56.2

Current liabilities held for sale
Accounts payable	£26.5
Accrued expenses	9.6
Deferred revenue and other liabilities	0.1

Current liabilities held for sale	£36.2

        In accordance with the sale agreement, part of the consideration included a loan note from the purchaser. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified periods at commercial rates. Following the sale, our continuing involvement with sit-up is limited to the loan note and carriage agreement and is therefore not considered significant. The loan note was repaid during the year ended December 31, 2009.

        As at December 31, 2008, we performed an interim goodwill impairment review of our sit-up reporting unit. In September 2008, we received notification that one of our two licenses to broadcast over Freeview digital terrestrial television would not be renewed. Along with this, the downturn in the economy had reduced the level of retail sales. As a result, management concluded that indicators existed that suggested it was more likely than not that the fair value of this reporting unit was less than its carrying value.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Disposals (Continued)

        The fair value of the sit-up reporting unit, which was determined through the use of a combination of both the market and income approaches to calculate fair value, was found to be less than the carrying value. The market and income approaches declined from the goodwill impairment test we performed as at June 30, 2008 as a result of reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the reporting unit's individual assets and liabilities and recognized a goodwill impairment charge of £39.9 million. During the year ended December 31, 2008, we impaired intangible assets relating to our sit-up reporting unit totaling £14.9 million. Subsequent to the year end, in accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC, we wrote down the assets held for sale to fair value based upon the agreed purchase consideration. This resulted in a £19.0 million impairment charge, which was recognized in the loss from discontinued operations for the year ended December 31, 2009.

Note 5—Fixed Assets (Including Leases)

        Fixed assets consist of (in millions):

		December 31,
		2009		2008
	Useful Economic Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	8-30 years	£6,187.9	£28.8	£5,923.9	£28.8
Switches and headends	8-10 years	806.9	20.0	740.9	29.4
Customer premises equipment	5-10 years	1,146.7	—	1,062.5	—
Other operating equipment	8-20 years	11.6	—	7.3	—

Total operating equipment		8,153.1	48.8	7,734.6	58.2
Other equipment
Land	—	13.2	—	13.2	—
Buildings	30 years	113.8	—	114.8	—
Leasehold improvements	7 years or, if less, the lease term	60.4	—	53.4	—
Computer infrastructure	3-5 years	276.3	56.3	233.1	63.5
Other equipment	5-12 years	254.9	124.0	273.0	108.0

Total other equipment		718.6	180.3	687.5	171.5

		8,871.7	229.1	8,422.1	229.7
Accumulated depreciation		(4,084.5)	(88.0)	(3,316.0)	(70.6)

		4,787.2	141.1	5,106.1	159.1
Construction in progress		138.1	—	103.2	—

		£4,925.3	£141.1	£5,209.3	£159.1

        During the years ended December 31, 2009, 2008 and 2007, the assets acquired under capital leases totaled £34.4 million, £99.2 million and £45.8 million, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets (Including Leases) (Continued)

        Future minimum annual payments under capital and operating leases at December 31, 2009 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ending December 31:
2010	£51.2	£60.1
2011	65.2	61.3
2012	36.6	51.7
2013	12.3	41.1
2014	4.1	29.1
Thereafter	80.1	81.0

Total minimum lease payments	249.5	£324.3

Less: amount representing interest	(82.9)

Present value of net minimum obligations	166.6
Less: current portion	(40.6)

	£126.0

        Total rental expense for the years ended December 31, 2009, 2008 and 2007 under operating leases was £59.5 million, £42.8 million and £49.9 million, respectively.

        During 2009 and 2008, the changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

	2009	2008
Asset retirement obligation at the beginning of the year	£56.6	£57.8
Assets acquired	12.4	14.8
Liabilities settled	(3.7)	(7.7)
Accretion expense	4.4	4.5
Revisions in cash flow estimates	(24.2)	(12.8)

Asset retirement obligation at the end of the year	£45.5	£56.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2009	2008
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,916.5	£1,922.2
Reorganization value in excess of amounts allocable to identifiable assets		153.2	153.2
Trademarks		11.3	16.0

		£2,081.0	£2,091.4

Intangible assets subject to amortization:
Cost
Customer lists	3-6 years	£754.6	£1,052.9
Software and other intangible assets	1-3 years	5.5	32.8

		760.1	1,085.7

Accumulated amortization
Customer lists		489.5	549.9
Software and other intangible assets		4.7	25.5

		494.2	575.4

		£265.9	£510.3

        Estimated aggregate amortization expense for each of the five succeeding fiscal years after December 31, 2009 is as follows: £147.4 million in 2010, £118.5 million in 2011 and nil thereafter.

        During the years ended December 31, 2009 and 2008, assets not subject to amortization were adjusted for the following (in millions):

	Trademarks	Reorganization Value	Goodwill
Balance, December 31, 2007	£16.5	£153.2	£2,285.7
Deferred tax balances	—	—	(1.3)
Goodwill and intangible asset impairments	(0.5)	—	(362.2)

Balance, December 31, 2008	£16.0	£153.2	£1,922.2
Goodwill and intangible asset impairments	(4.7)	—	—
Amendment to business acquisition goodwill	—	—	(5.7)

Balance, December 31, 2009	£11.3	£153.2	£1,916.5

        As at December 31, 2009, goodwill and intangible assets not subject to amortization totaling £1,820.2 million, £206.8 million and £54.0 million are allocated to our Consumer, Business and Content reporting units, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets (Continued)

        We performed our annual impairment review of our Content reporting unit as at June 30, 2009. As a result of this review we concluded that no impairment charge was required as at June 30, 2009.

        We performed our annual impairment review of our Consumer and Business reporting units as at October 1, 2009. As a result of this review we concluded that no impairment charge was required as at October 1, 2009. During the fourth quarter of 2009, we entered into a license agreement with Virgin Enterprises Limited for use of the "Virgin" name for our Business reporting unit. As a result of the decision to rebrand this reporting unit, we recognized an impairment charge of £4.7 million in respect to the Telewest trademark which we discontinued using from February 10, 2010.

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and former Mobile reporting units. The fair value of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair value of the Virgin Media TV reporting unit exceeded its carrying value, while the Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit had declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Mobile reporting unit's individual assets and liabilities and recognized a goodwill impairment charge of £362.2 million in the year ended December 31, 2008.

        As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our former Cable reporting unit and concluded that no impairment charge was necessary. Subsequent to the year end, management performed an exercise to reallocate goodwill and reorganization value intangible assets that had been previously recognized in the former Cable and Mobile reporting units to our Consumer and Business reporting units. As a result of this review, goodwill and reorganization value intangible assets totaling £1,825.2 million and £207.3 million were allocated to the Consumer and Business reporting units, respectively. We also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. The revised amounts will be tested for impairment on an annual basis on October 1 of each year.

Note 7—Investments

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies and a 49.9% equity investment in the Setanta Sports News channel. These investments are accounted for under the equity method at December 31, 2009. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV. The Setanta Sports News channel was incorporated on November 29, 2007 and we have recognized our proportion of its losses from that date. Setanta Sports News ceased broadcasting in June 2009 when Setanta Sports Limited entered administration.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Investments (Continued)

        Investments consist of (in millions):

	December 31,
	2009	2008
Loans and redeemable preference shares	£129.3	£137.7
Share of net assets	230.6	215.8

	£359.9	£353.5

Note 8—Long Term Debt

        Long term debt consists of (in millions):

	December 31, 2009	December 31, 2008
U.S. Dollar
8.75% U.S. dollar senior loan notes due 2014*	£55.3	£290.7
9.125% U.S. dollar senior notes due 2016*	340.2	376.2
6.50% U.S. dollar loan notes due 2016**	457.9	164.1
6.50% U.S. dollar loan notes due 2016*	148.9	507.0
9.50% U.S. dollar senior notes due 2016*	810.9	—
8.375% U.S. dollar senior notes due 2019*	365.1	—
Floating rate senior loan notes due 2012*	61.9	68.4
Senior credit facility	275.3	363.8
Other loan notes due to affiliates	10.0	10.9
Euro
8.75% euro senior loan notes due 2014*	41.9	214.2
9.50% euro senior loan notes due 2016*	152.9	—
Senior credit facility	356.5	403.7
Other loan notes due to affiliates	102.3	111.1
Sterling
9.75% sterling senior loan notes due 2014*	78.8	375.0
8.875% sterling senior loan notes due 2019*	344.5	—
Senior credit facility	2,481.0	3,421.9
Other loan notes due to affiliates	350.5	350.5
Capital leases	166.6	174.6
Other	1.2	4.1

	6,601.7	6,836.2
Less: current portion	(41.2)	(40.5)

	£6,560.5	£6,795.7

*
Due to Virgin Media Finance PLC

**
Due to Virgin Media (UK) Group Inc

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

        The effective interest rate on the senior credit facility was 5.3% and 7.3% as at December 31, 2009 and 2008, respectively. The effective interest rate on the floating rate loan notes was 5.3% and 9.8% as at December 31, 2009 and 2008, respectively.

        The terms of the senior notes and senior credit facility as at December 31, 2009 are summarized below.

Senior Notes

        Our parent, Virgin Media Finance PLC, issued senior notes due 2014 on April 13, 2004. On July 25, 2006, Virgin Media Finance PLC issued $550 million U.S. dollar denominated 9.125% senior notes due 2016 to repay in part an alternative senior bridge facility whose proceeds had been loaned to us for the acquisition of Telewest UK Limited. All senior notes have been guaranteed by us pursuant to a senior subordinated guarantee. The terms of our senior notes and loan notes due to Virgin Media Finance PLC and loan notes due to Virgin Media (UK) Group Inc are summarized below.

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is $89.3 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  9.75% Senior Notes due April 15, 2014—The principal amount at maturity is £78.8 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  8.75% Senior Notes due April 15, 2014—The principal amount at maturity is €47.3 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

  •
  9.125% Senior Notes due August 15, 2016—The principal amount at maturity is $550 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2007.

  •
  6.50% Loan Notes due November 15, 2016—The principal amount at maturity is $1,000 million. Interest is payable semi-annually on May 15 and November 15 commencing November 15, 2008.

  •
  9.50% Senior Notes due August 15, 2016—The principal amount at maturity is $1,350 million and €180 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2010.

  •
  8.375% Senior Notes due October 15, 2019—The principal amount at maturity is $600 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

  •
  8.875% Senior Notes due October 15, 2019—The principal amount at maturity is £350 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

  •
  Floating Rate Loan Notes due October 15, 2012—The principal amount at maturity is $100 million. The interest rate on the floating rate loan notes is the three-month LIBOR plus 5.0%. Interest is payable quarterly on January 15, April 15, July 15 and October 15 commencing July 15, 2004.

        On June 3, 2009, Virgin Media Finance PLC, or Virgin Media Finance, issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016, collectively the 9.50% senior notes due 2016. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

February 15 and August 15 of each year. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by us and Virgin Media Investments Limited, or VMI. We used the net proceeds, together with cash on hand, to make repayments totaling £608.5 million under our senior credit facility. On July 21, 2009, Virgin Media Finance issued an additional $600 million aggregate principal amount of 9.50% senior notes due 2016 under the same terms as the notes issued on June 3, 2009. We used the net proceeds, together with cash on hand, to make repayments totaling £403.6 million under our senior credit facility.

        On November 9, 2009, Virgin Media Finance issued $600 million aggregate principal amount of 8.375% senior notes due 2019 and £350 million aggregate principal amount of 8.875% senior notes due 2019. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. Interest is payable on April 15 and October 15 of each year. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by us and VMI. We used the net proceeds to make repayments totaling 658.8 million on our senior notes due 2014.

        Subsequent to the year end, on January 19, 2010, our wholly owned subsidiary, Virgin Media Secured Finance PLC, issued $1.0 billion aggregate principal amount of 6.50% senior secured notes due 2018 and £875 million aggregate principal amount of 7.00% senior secured notes due 2018. Interest is payable on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security which has been granted in favor of our senior credit facility. We used the net proceeds to make repayments totaling £1,453.0 million under our senior credit facility.

Senior Credit Facility

        The principal amount outstanding under our senior credit facility at December 31, 2009 was £3,112.8 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, U.S. dollars and euros in aggregate principal amounts of £2,481.0 million, $445.1 million and €402.1 million, and a revolving facility of £100.0 million. At December 31, 2009, the sterling equivalent of £3,112.8 million of the term facility had been drawn and £11.6 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

        The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.25% to 3.625% and the applicable cost of complying with any reserve requirement. The margins on £963.4 million of the term loan facilities and on the revolving credit facility ratchet range from 1.25% to 3.125% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £963.4 million of the term loan facilities are due semi-annually beginning in March 2010 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which are September 3, 2012 and March 3, 2013. We are also required to make principal repayments out of excess cash flows if certain criteria are met.

        On November 10, 2008, we amended our senior credit facility. Among other things, this amendment allowed us to defer over 70.3% of the remaining principal payments due in 2010 and 2011

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

to June 2012, extend the maturity of over 72.3% of the existing revolving facility from March 2011 to June 2012 and reset certain financial covenant ratios. These changes became effective in June 2009 following our satisfaction of the repayment condition under the senior credit facility. Upon satisfaction of the repayment condition, the applicable interest margin in respect of the principal amounts that were deferred and the extended revolving facility also increased by 1.375%, and we were required to pay £11.5 million in fees.

        The facility is secured through a guarantee from Virgin Media Finance. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of our operating subsidiaries and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2009, we were in compliance with these covenants.

        On April 16, 2008, we made a voluntary prepayment of £504.0 million predominantly utilizing the proceeds of the senior convertible notes.

        The agreements governing the senior notes and the senior credit facility significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

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

        Long term debt repayments, excluding capital leases as of December 31, 2009, are due as follows (in millions):

Year ending December 31:
2010	£0.5
2011	286.1
2012	2,589.2
2013	300.1
2014	176.0
Thereafter	3,125.6

Total debt payments	£6,477.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

        On a pro forma basis taking into account the issuance of the senior secured notes on January 19, 2010 and the related repayment of our senior credit facility as if these transactions had occurred on December 31, 2009, the long term debt repayments, excluding capital leases, as of December 31, 2009, are due as follows (in millions):

Year ending December 31:
2010	£0.4
2011	0.4
2012	1,389.5
2013	300.1
2014	176.0
Thereafter	4,619.1

Total debt payments	£6,485.5

Note 9—Fair Value Measurements

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

        Derivative financial instruments:    As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

valued using broker quotations, or market transactions in either the listed or over-the counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 10.

        Long term debt:    In the following table the fair value of our senior credit facility is based upon quoted trading prices in inactive markets for this debt, which incorporates non-performance risk. The fair values of our other debt in the following table are based on the quoted market prices in active markets for the underlying third party debt and incorporates non-performance risk. Accordingly, the inputs used to value these debt instruments are classified within level 1 of the fair value hierarchy.

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£3,112.8	£3,043.5	£4,189.4	£3,048.0
8.75% U.S. dollar loan notes due 2014*	55.3	57.7	290.7	246.7
9.75% sterling loan notes due 2014*	78.8	81.6	375.0	292.5
8.75% euro loan notes due 2014*	41.9	43.7	214.2	158.8
9.125% U.S. dollar senior notes due 2016*	340.2	359.4	376.2	313.1
6.50% U.S. dollar loan notes due 2016*	148.9	177.5	507.0	226.1
6.50% U.S. dollar loan notes due 2016**	457.9	545.6	164.1	73.2
9.50% U.S. dollar senior notes due 2016*	810.9	895.8	—	—
9.50% euro senior loan notes due 2016*	152.9	173.5	—	—
8.375% U.S. dollar senior notes due 2019*	365.1	377.0	—	—
8.875% sterling senior notes due 2019*	344.5	355.3	—	—
Floating rate loan notes due 2012*	61.9	61.9	68.4	68.4
Other loan notes due to affiliates	462.8	462.8	472.5	472.5

*
Due to Virgin Media Finance PLC

**
Due to Virgin Media (UK) Group Inc

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At December 31, 2009 and 2008, we had approximately £415.9 million and £170.7 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2009. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2008, we had 54.4% of our contracts by market value with three financial institutions, each with more than 10% of our total exposure.

Note 10—Derivative Financial Instruments and Hedging Activities

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

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at December 31, 2009, we believe

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£37.6
Interest rate swaps	—	6.1
Cross-currency interest rate swaps	—	61.5
Economic Hedge
Foreign currency forward rate contracts	1.9	63.2

	£2.2	£168.4

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£63.7	£136.1
Economic Hedge
Cross-currency interest rate swaps	169.5	299.6
Other	1.9	—

	£235.1	£435.7

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£—
Interest rate swaps	12.0	2.2
Economic Hedge
Foreign currency forward rate contracts	2.4	79.6
Interest rate swaps	3.1	2.6

	£17.8	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£21.0	£11.5
Cross-currency interest rate swaps	27.6	—
Economic Hedge
Cross-currency interest rate swaps	58.2	31.1

	£106.8	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of December 31, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

        The terms of our outstanding cross-currency interest rate swaps at December 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$89.3m senior notes due 2014
October 2011	Economic	$89.3	£62.9	8.75%	9.42%
$550m senior notes due 2016
August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
Senior credit facility
September 2012	Economic	445.1	241.5	3 month	3 month
				$ LIBOR + 2.00%	£ LIBOR + 2.13%

		$4,370.1	£2,537.5

€47.3m senior notes due 2014
October 2011	Economic	€47.3	£43.8	8.75%	8.90%
€180m senior notes due 2016
August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility
September 2012	Economic	402.2	278.9	3 month	3 month
				EURIBOR + 2.00%	LIBOR + 2.16%

		€629.5	£481.3

Other
December 2012	Economic	€56.7	£40.3	3 month	3 month
				EURIBOR + 2.38%	LIBOR + 2.69%
December 2013	Economic	43.3	30.7	3 month	3 month
				EURIBOR + 2.88%	LIBOR + 3.26%

		€100.0	£71.0

December 2012	Economic	£38.8	€56.7	3 month	3 month
				LIBOR + 2.40%	EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month	3 month
				LIBOR + 2.90%	EURIBOR + 2.88%

		£68.5	€100.0

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contracts maturing in November 2016 hedging the $1,000 million senior notes due 2016.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at December 31, 2009 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of December 31, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars, euros and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
January 2010 to December 2010	Economic	$140.4	£87.3	1.6079
March 2010 to December 2010	Accounting	$11.3	£7.2	1.5730
January 2010	Accounting	€0.2	£0.2	1.1250
January 2010 to June 2010	Accounting	ZAR 26.1	£2.0	13.0024

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

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the year ended December 31, 2009, we recognized a loss totalling £0.6 million, relating to ineffectiveness. The following tables present the

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the year ended December 31, 2009 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£—	£(16.0)
Amounts recognized in other comprehensive income	(216.6)	(50.6)	(165.8)	(0.2)	—
Amounts reclassified as a result of cash flow hedge discontinuance	6.5	2.0	4.5	—	—
Amounts reclassified to earnings impacting:
Foreign exchange losses	90.6	—	90.6	—	—
Interest expense	23.9	24.1	(0.2)	—	—
Operating costs	0.2	—	—	0.2	—
Tax effect recognized	—	—	—	—	—

Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be £30.3 million, nil and nil relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 11—Employee Benefit Plans

Defined Benefit Plans

        Certain of our subsidiaries operate defined benefit pension plans in the U.K. The assets of the plans are held separately from those of ourselves and are invested in specialized portfolios under the management of investment groups. The pension cost is calculated using the projected unit method. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the U.K. Our defined benefit pension plans use a measurement date of December 31.

Employer Contributions

        In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will initially be paying £8.6 million per annum towards the deficit for the next three years. Additionally, in June 2007, we effected a merger of our three other defined benefit plans. The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, we agreed to make a specific one-time contribution of £4.5 million. The funding arrangements with respect to this plan included an agreement to pay a further £2.6 million to fund the deficit for each of the next seven years. For the year ended December 31, 2009, we contributed £13.4 million to our pension plans. We anticipate contributing a total of £17.2 million to fund our pension plans in 2010.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

Obligations and Funded Status

        The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2009	2008
Benefit obligation at beginning of year	£307.8	£323.9
Service cost	1.2	1.4
Interest cost	17.4	18.3
Members' contributions	0.3	0.4
Plan amendments	—	0.1
Actuarial loss (gain)	66.4	(24.9)
Benefits paid	(15.3)	(11.4)

Benefit obligation at end of year	£377.8	£307.8

        The change in plan assets was as follows (in millions):

	Year ended December 31,
	2009	2008
Fair value of plan assets at beginning of year	£273.9	£318.6
Actual return on plan assets	33.9	(47.2)
Employer contributions	13.4	13.5
Employee contributions	0.3	0.4
Benefits paid	(15.3)	(11.4)

Fair value of plan assets at end of year	£306.2	£273.9

        The funded status as of December 31, 2009 and 2008 was as follows (in millions):

	Year ended December 31,
	2009	2008
Projected benefit obligation	£377.8	£307.8
Plan assets	306.2	273.9

Funded status	(71.6)	(33.9)

Non-current liability	£(71.6)	£(33.9)

        The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2009	2008
Projected benefit obligation	£377.8	£307.8
Fair value of plan assets	306.2	273.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

        The accumulated benefit obligation for all defined benefit plans was £366.6 million and £301.4 million at December 31, 2009 and 2008, respectively. As at December 31, 2009 and 2008, all pension plans had accumulated benefit obligations in excess of plan assets.

Amount Included in Other Comprehensive Income

        The amount included in other comprehensive income for the years ended December 31, 2009 and 2008 consisted of (in millions):

	Year ended December 31,
	2009	2008
Actuarial loss recognized in other comprehensive income	£50.8	£43.8
Prior year service cost recognized in other comprehensive income	—	0.1

Amount included in other comprehensive income	£50.8	£43.9

        The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2009 and 2008 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2009	2008
Net actuarial loss	£94.8	£44.0
Net prior year service cost	0.1	0.1

Amount included in accumulated other comprehensive income	£94.9	£44.1

        We expect to recognize £3.6 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2010.

Net Periodic Benefit Costs

        The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Service cost	£1.2	£1.4	£2.4
Interest cost	17.4	18.3	16.7
Expected return on plan assets	(18.3)	(21.5)	(19.0)
Plan settlements	—	—	0.2

Total net periodic benefit cost	£0.3	£(1.8)	£0.3

        As a result of the sale of various business operations in prior periods, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of those operations.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

Assumptions

        The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2009	2008
Discount rate	5.75%	5.75%
Rate of compensation increase	4.00%	3.00%

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2009	2008
Discount rate	5.75%	5.75%
Expected long term rate of return on plan assets	5.92%	6.68%
Rate of compensation increase	3.00%	3.50%

        Where investments are held in bonds and cash, the expected long term rate of return is taken to be yields generally prevailing on such assets at the measurement date. A higher rate of return is expected on equity investments, which is based more on realistic future expectations than on the returns that have been available historically. The overall expected long term rate of return on plan assets is then the average of these rates taking into account the underlying asset portfolios of the pension plans.

Plan Assets

        Our pension plan weighted-average asset allocations at December 31, 2009 and 2008 by asset category and by fair value hierarchy were as follows:

	December 31, 2009
	Fair Value Hierarchy
					December 31, 2008
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£115.2	£—	£—	£115.2	£90.9
Government Bonds	100.3	—	—	100.3	105.3
Corporate Bonds	55.2	—	—	55.2	46.0
Real Estate	4.1	—	—	4.1	5.2
Hedge Funds	—	27.6	—	27.6	24.7
Cash	3.8	—	—	3.8	1.8

Total	£278.6	£27.6	£—	£306.2	£273.9

        The trustees of the main defined benefit pension plan, which makes up approximately 81% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% fund of hedge funds, 3% property and 47% bonds and cash, at

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

December 31, 2009. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

        There were no directly owned shares of our common stock included in the equity securities at December 31, 2009 or 2008.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2009 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2010	£11.9
2011	12.7
2012	13.5
2013	14.3
2014	15.3
Years 2015-2019	92.3

Defined Contribution Pension Plans

        Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £15.1 million, £14.7 million and £15.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 12—Restructuring and other charges

        Restructuring and other charges in the year to December 31, 2009 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in 2008 as discussed below.

        Restructuring and other charges in the year to December 31, 2008 related primarily to lease and contract exit costs in connection with the restructuring program initiated in 2008.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. In total, we expect to incur operating expenditures of between £140 million to £

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Restructuring and other charges (Continued)

155 million and capital expenditures of between £40 million to £45 million in connection with this plan over a three-year period.

        The following table summarizes, for the years ended December 31, 2009, 2008 and 2007, our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2006	£40.7	£20.4	£63.4	£—	£—	£124.5
Amendments offset against goodwill	—	—	(11.3)	—	—	(11.3)
Charged to expense	3.4	26.4	5.3	—	—	35.1
Revisions	(0.1)	—	(7.8)	—	—	(7.9)
Utilized	(10.0)	(34.9)	(10.7)	—	—	(55.6)

Balance, December 31, 2007	34.0	11.9	38.9	—	—	84.8
Charged to expense	2.2	—	3.4	1.9	13.5	21.0
Revisions	(1.0)	(1.6)	3.6	—	—	1.0
Utilized	(19.2)	(10.3)	(7.8)	—	—	(37.3)

Balance, December 31, 2008	16.0	—	38.1	1.9	13.5	69.5
Amendments offset against goodwill	—	—	(5.7)	—	—	(5.7)
Charged to expense	2.8	—	3.9	23.5	19.4	49.6
Revisions	(2.7)	—	(2.4)	(5.2)	(0.1)	(10.4)
Utilized	(3.9)	—	(6.9)	(18.5)	(17.8)	(47.1)

Balance, December 31, 2009	£12.2	£—	£27.0	£1.7	£15.0	£55.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes

        The benefit (expense) for income taxes consists of the following (in millions):

	Year ended December 31,
	2009	2008	2007
Current:
U.K. taxes	£4.9	£4.7	£4.9

Total current	4.9	4.7	4.9

Deferred:
U.K. taxes	—	3.4	—
U.S. taxes	(3.8)	1.8	(5.5)

Total deferred	(3.8)	5.2	(5.5)

Total	£1.1	£9.9	£(0.6)

        There are significant current year losses in the U.K. The current tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. The federal deferred tax expense relates to holding an equity method investment. The foreign deferred tax benefit relates to the decrease in our deferred tax asset valuation allowance resulting from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the year that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2009	2008
Deferred tax liabilities:
Intangibles	£74.0	£143.2
Equity investments	83.0	79.2
Derivative instruments	—	15.7

Total deferred tax liabilities	157.0	238.1

Deferred tax assets:
Net operating losses	927.4	970.0
Capital losses	3,440.7	3,388.6
Depreciation and amortization	2,124.3	2,046.4
Accrued expenses	79.8	88.1
Derivative instruments	11.0	—
Capitalized costs and other	103.5	110.9

Total deferred tax assets	6,686.7	6,604.0
Valuation allowance for deferred tax assets	(6,612.7)	(6,445.1)

Net deferred tax assets	74.0	158.9

Net deferred tax liabilities	£83.0	£79.2

        The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year ended December 31,
	2009	2008	2007
Balance, January 1	£6,445.1	£6,375.6	£6,541.4
Acquisitions	—	—	—
Effect of changes in tax rates	—	—	(446.6)
Increase in UK deferred tax attributes	167.6	69.5	280.8

Balance, December 31	£6,612.7	£6,445.1	£6,375.6

        A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance is reduced, the benefit will be recognized as a reduction of income tax expense.

        At December 31, 2009 we have U.K. net operating loss carryforwards of £3.3 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.5 billion that expires between 2010 and 2029. U.S. tax rules will limit our ability to utilize the U.S. losses. We also

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

have U.K. capital loss carryforwards of £12.3 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by subsidiaries held by the group prior to the merger with Telewest.

        At December 31, 2009, we had fixed assets on which future U.K. tax deductions can be claimed of £12.1 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at U.K. statutory rates to income tax benefit (expense) is as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Benefit at U.K. statutory rate (2009: 28%, 2008 28.5% and 2007: 30%)	£90.7	£261.1	£136.8
Add:
Permanent book-tax differences	(9.5)	(132.7)	(6.3)
Foreign losses with no benefit	(80.1)	(121.9)	(131.1)
Foreign tax benefit offsetting OCI tax expense	—	3.4	—

Benefit (provision) for income taxes	£1.1	£9.9	£(0.6)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at January 1,	£1.5	£1.1
Additions based on tax positions related to the current year	—	—
Additions for tax provisions of prior years	—	0.4
Reductions for tax provisions of prior years	(1.5)	—
Reductions for lapse of applicable statute of limitation	—	—
Settlements	—	—

Balance at December 31,	£—	£1.5

        The total amount of unrecognized tax benefits as of December 31, 2009 and 2008 were nil and £1.5 million, respectively. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest in respect of unrecognized tax benefits of nil and £0.2 million at December 31, 2009 and 2008, respectively. There was a benefit in respect of interest accrual of £0.2 million in income tax expense for the year ended December 31, 2009.

        The statute of limitations is open for the years 2006 to 2009 in the U.S. and 2007 to 2009 in the U.K., our major tax jurisdictions.

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

Note 14—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media. We charge Virgin Media and our other group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its group companies (in millions):

	Year ended December 31,
	2009	2008	2007
Operating costs	£45.5	£48.6	£45.1
Selling, general and administrative expenses	45.2	46.8	59.7

	£90.7	£95.4	£104.8

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Virgin Enterprises Limited

        We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of Virgin Media Inc's common stock as a result of its acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2009, Virgin Entertainment Investment Holdings Limited beneficially owned 6.5% of Virgin Media Inc.'s common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of Virgin Media Inc.'s Board of Directors and is a Director at Virgin Enterprises Limited.

        We own and have the right to use registered trademarks, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the TV, broadband internet,

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Related Party Transactions (Continued)

telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly owned television channels, and to use the "Virgin" name for our television channel, Virgin1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin1, where we pay an annual royalty of 0.5% of revenues received by Virgin1, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name "Virgin Media", we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on Virgin Media Inc.'s Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to Virgin Media Inc.'s Board of Directors. During the years ended December 31, 2009, 2008 and 2007, respectively, we incurred expenses of £9.0 million, £8.9 million and £8.7 million for charges in respect of brand licensing and promotion of which £2.3 million and £4.5 million was payable at December 31, 2009 and December 31, 2008, respectively.

        Subsequent to the year end, ntl:Telewest Business announced that it would rebrand using the Virgin trade marks to "Virgin Media Business." Virgin Media has entered into a trade mark license with Virgin Enterprises Ltd under which an annual royalty is payable of 0.25% of revenues from our business division, subject to a minimum payment of £1.5 million.

Virgin Retail Limited

        We had previously identified Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, as a related party to us. We had agreements with Virgin Retail Limited in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets. On September 17, 2007, the Virgin Group sold its interest in Virgin Megastores and it therefore ceased to be a related party. As part of the agreement, Virgin Retail Limited passed through proceeds on sales of mobile handsets, vouchers and other stock items to us. We recognized revenues totaling £6.5 million and incurred expenses of £2.3 million in connection with this agreement during the period from January 1, 2007 to September 17, 2007.

Other Virgin Companies

        As a licensee of the "Virgin" brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm's length terms.

UKTV Joint Ventures

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay television packages available to our customers. As at December 31, 2009 and 2008, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Related Party Transactions (Continued)

other payables and receivables in respect of the UKTV joint ventures totaling £359.9 million and £353.5 million, respectively.

        We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the year ended December 31, 2009, 2008 and 2007, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £24.3 million, £22.1 million and £21.4 million, respectively. These amounts are settled on a net basis at regular intervals.

        During the years ended December 31, 2009, 2008 and 2007, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £21.1 million, £46.7 million and £38.3 million, respectively.

Note 15—Commitments and Contingent Liabilities

        At December 31, 2009, we were committed to pay £816.6 million for equipment and services. This amount includes £311.4 million for operations and maintenance contracts and other commitments from January 1, 2011 to 2031. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2010	£505.2
2011.	121.6
2012.	72.5
2013.	36.2
2014.	19.4
Thereafter	61.7

£816.6

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with the Contingencies Topic of the FASB ASC, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Commitments and Contingent Liabilities (Continued)

        Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £27.9 million as of December 31, 2009 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be required and therefore the timescale for resolution is not expected to occur within the next financial year.

        Our banks have provided guarantees in the form of performance bonds and stand by letters of credit on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2010	£12.1
2011	0.9
2012	—
2013	—
2014	—
Thereafter	8.3

£21.3

Note 16—Industry Segments

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

        As a result of the business reorganization initiated in the last quarter of 2008, Virgin Media realigned its internal reporting structure and the related financial information used by management and the CODM. These have been revised to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and consumer demands through three new customer-based segments: Consumer, Business and Content.

        Virgin Media's Consumer segment, part of which was previously included within its Cable segment, is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to consumers on the cable network and, to a lesser extent, off the cable network. The Consumer segment also includes Virgin Media's former Mobile segment consisting of its mobile telephony and broadband business.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Industry Segments (Continued)

        Virgin Media's Business segment, which was previously part of its Cable segment, comprises its operations carried out through Virgin Media Business which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

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

        The 2008 and 2007 fiscal year amounts have been adjusted to conform to the current period presentation. The following segment information is based on the consolidated results of Virgin Media for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Year ended December 31, 2009
	Consumer	Business	Content	Total
Revenue	£3,083.1	£580.8	£140.5	£3,804.4
Inter segment revenue	—	—	27.3	27.3
Segment contribution	£1,841.9	£339.7	£11.8	£2,193.4

	Year ended December 31, 2008
	Consumer	Business	Content	Total
Revenue	£3,029.0	£626.0	£121.8	£3,776.8
Inter segment revenue	—	0.4	25.7	26.1
Segment contribution	£1,803.6	£335.2	£(4.6)	£2,134.2

	Year ended December 31, 2007
	Consumer	Business	Content	Total
Revenue	£3,087.3	£641.8	£109.5	£3,838.6
Inter segment revenue	—	0.4	24.4	24.8
Segment contribution	£1,805.4	£338.4	£8.4	£2,152.2

        Revenues in the table above include £106.1 million, £110.8 million and £114.3 million for the three years ended December 31, 2009, 2008 and 2007 respectively, related to companies that are not

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Industry Segments (Continued)

consolidated in VMIH. The reconciliation of total segment contribution to our consolidated operating income (loss) is as follows (in millions):

	Year ended December 31,
	2009	2008	2007
Total segment contribution	£2,193.4	£2,134.2	£2,152.2
Other operating and corporate costs	832.7	832.5	871.8
Restructuring and other charges	40.4	22.7	28.7
Depreciation	930.5	902.8	922.3
Amortization	243.1	285.8	301.0
Goodwill and intangible asset impairment	4.7	362.2	—
Operating loss of companies not consolidated in VMIH	(6.4)	(8.1)	(21.8)

Consolidated operating income (loss)	£148.4	£(263.7)	£50.2

Note 17—Subsequent Events

        On January 19, 2010, our wholly owned subsidiary, Virgin Media Secured Finance PLC, issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.5% senior secured notes due 2018 and £875 million of 7.0% senior secured notes due 2018, collectively referred to as the senior secured notes. The net proceeds from the issuance of the senior secured notes was used to prepay a portion of the outstanding loans under our senior credit facility, reducing the commitments of the lenders under our senior credit facilities to approximately £1.6 billion equivalent as of January 29, 2009.

        The notes rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security as granted in favor of our senior credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Virgin Media Investments Limited

        We have audited the accompanying balance sheet of Virgin Media Investments Limited as of December 31, 2009 and the related statement of shareholders' equity for the period December 18, 2009 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virgin Media Investments Limited at December 31, 2009, and the results of its operations in the period from December 18, 2009 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 26, 2010

VIRGIN MEDIA INVESTMENTS LIMITED

BALANCE SHEET

(in pounds sterling, except share data)

December 31, 2009
Assets
Due from Virgin Media Investment Holdings Limited	£2

Total assets	£2

Shareholder's Equity
Common stock—£1 par value, issued and outstanding 2 ordinary shares	£2

Total shareholder's equity	£2

VIRGIN MEDIA INVESTMENTS LIMITED

STATEMENT OF SHAREHOLDERS' EQUITY

(in pounds sterling)

	Common Stock £1 Par Value	Additional Paid-in Capital	Total
Balance, December 18 , 2009 (inception)	£—	£—	£—
Issuance of common stock	2	—	2

Balance, December 31, 2009	£2	£—	£2

VIRGIN MEDIA INVESTMENTS LIMITED

NOTES TO THE FINANCIAL STATEMENTS

Note 1—Organization and Business

        Virgin Media Investments Limited, or VMIL, is a wholly owned subsidiary of Virgin Media Investment Holdings Limited, or VMIH, and an indirect wholly owned subsidiary of Virgin Media Inc., or Virgin Media. VMIL was organized under English law on December 18, 2009 (inception) as a holding company. The initially invested common stock of £2 was settled as part of the consideration received from VMIH on January 1, 2010. VMIL had no operations or cash flows for the period from December 18, 2009, through December 31, 2009. Under the terms of the indentures governing Virgin Media's senior notes, VMIL was required to grant a conditional guarantee that is identical to the conditional guarantee granted by VMIH. As a result, VMIL must file financial statements pursuant to Rule 3-10(a)(1).

Note 2—Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We have evaluated subsequent events through the date the financial statements were available to be issued on February 26, 2010.

Amounts Due from Parent Company

        The note receivable due from VMIH, the parent company, is reflected within total assets due and was subsequently settled as part of the consideration received from VMIH on January 1, 2010.

Note 3—Subsequent Events

        On January 1, 2010, VMIL acquired VMIH's shareholdings in its wholly owned subsidiaries other than Virgin Media Secured Finance PLC which remains a subsidiary of VMIH. VMIL issued 1,000,141 shares to VMIH as part of this internal structuring with a second issuance of shares from VMIL to VMIH due to occur upon the filing of the 2009 audited financial statements of VMIH with the appropriate authorities in England and Wales. Upon completion of this internal restructuring, VMIL attained 100% voting interests in the operating subsidiaries previously owned by its parent company, VMIH. The internal restructuring has been executed in accordance with the guidance permissible for reorganizations between wholly owned subsidiaries such that the historic values of all assets and liabilities acquired have been carried over with no new purchase accounting considered.

VIRGIN MEDIA INVESTMENTS LIMITED

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 3—Subsequent Events (Continued)

        The following table presents the pro forma condensed consolidated balance sheet as if the group reorganization had occurred on December 31, 2009.

December 31, 2009
(in millions)
Assets
Current assets	£722.1
Fixed assets, net	4,925.3
Goodwill and other indefinite-lived assets	2,081.0
Other assets, net	1,013.5
Due from group companies	1,080.7

Total assets	£9,822.6

Liabilities and shareholders' equity
Current liabilities	£1,443.4
Long term debt, net of current portion	1,440.5
Long term debt due to group companies	5,120.0
Other liabilities	370.5

Total liabilities	8,374.4
Shareholders' equity	1,448.2

Total liabilities and shareholders' equity	£9,822.6

Note 4—Recent Accounting Pronouncements

        Subsequent to the reorganization discussed in note 3, our consolidated financial results are impacted by recent accounting guidance issued by the Financial Accounting Standards Board, or FASB, as discussed in the following paragraphs.

        In June 2009, the FASB issued guidance relating to the FASB Accounting Standards Codification, or ASC. Effective for interim or annual financial periods ending after September 15, 2009, the ASC became the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After September 15, 2009, only one level of authoritative U.S. GAAP exists. All other literature is considered non-authoritative. The ASC does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. We have adopted the disclosure requirements of this guidance.

        In December 2007, the FASB issued new accounting guidance for business combinations. This guidance requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation

VIRGIN MEDIA INVESTMENTS LIMITED

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 4—Recent Accounting Pronouncements (Continued)

allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance will not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance for noncontrolling interests in subsidiaries. This guidance establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. This guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements have not been applied as permitted by the provisions of the guidance.

        In December 2008, the FASB issued new accounting guidance which expands the disclosure requirements related to plan assets of a defined benefit pension or other postretirement plan. The guidance requires that employers disclose information about fair value measurements of plan assets similar to the disclosures required by the Fair Value Measurements and Disclosures Topic of the ASC. The new guidance is a response to users' concerns about the lack of transparency surrounding the types of assets and associated risks in an employer's defined benefit pension or other postretirement plan and events in the economy and markets that could have a significant effect on the value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We have adopted the disclosure requirements of this guidance.

        In April 2009, the FASB issued new accounting guidance for disclosures about the fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. This guidance is effective for financial statements issued for all periods ending after June 15, 2009. We have adopted the disclosure requirements of this guidance.

        In May 2009, the FASB issued new accounting guidance for the disclosure of subsequent events, effective for financial statements issued for all periods ending after June 15, 2009. The guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the disclosure requirements of this guidance.

        In September 2009, the FASB ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

 SIGNATURES

        Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC
Date: February 26, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: February 26, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: February 26, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: February 26, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIRGIN MEDIA INC

Name		Title	Date

By:	/s/ NEIL A. BERKETT Neil A. Berkett	Chief Executive Officer and Director (principal executive officer)	February 26, 2010
By:	/s/ EAMONN O'HARE Eamonn O'Hare	Chief Financial Officer (principal financial officer)	February 26, 2010
By:	/s/ ROBERT C. GALE Robert C. Gale	Vice President—Controller (principal accounting officer)	February 26, 2010
By:	/s/ CHARLES ALLEN Charles Allen	Director	February 26, 2010
By:	/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	February 26, 2010
By:	/s/ JAMES A. CHIDDIX James A. Chiddix	Director	February 26, 2010
By:	/s/ ANDREW COLE Andrew Cole	Director	February 26, 2010
By:	/s/ WILLIAM R. HUFF William R. Huff	Director	February 26, 2010
By:	/s/ GORDON D. MCCALLUM Gordon D. McCallum	Director	February 26, 2010
By:	/s/ JAMES F. MOONEY James F. Mooney	Director	February 26, 2010
By:	/s/ JOHN RIGSBY John Rigsby	Director	February 26, 2010
By:	/s/ STEVEN J. SIMMONS Steven J. Simmons	Director	February 26, 2010
By:	/s/ GEORGE R. ZOFFINGER George R. Zoffinger	Director	February 26, 2010

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Name		Title	Date

By:	/s/ NEIL A. BERKETT Neil A. Berkett	Chief Executive Officer (principal executive officer)	February 26, 2010
By:	/s/ EAMONN O'HARE Eamonn O'Hare	Chief Financial Officer (principal accounting and financial officer)	February 26, 2010
By:	/s/ ROBERT C. GALE Robert C. Gale	Director	February 26, 2010
By:	/s/ ROBERT M. MACKENZIE Robert M. Mackenzie	Director	February 26, 2010

EXHIBIT INDEX

Exhibit No.
2.1		Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 20, 2005).
2.2		Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 30, 2006, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.2. to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).
2.3		Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 12, 2003).
3.1		Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2		Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.3	*	Memorandum and Articles of Association of Virgin Media Investment Holdings Limited.
4.1	*	High Yield Intercreditor Deed, dated April 13, 2004, as amended and restated on December 30, 2009, among Virgin Media Finance PLC as Issuer, Virgin Media Investment Holdings Limited as Borrower and as High Yield Guarantor, Deutsche Bank AG, London Branch as Facility Agent and Bank Group Security Trustee, The Bank of New York as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein.
4.2		Group Intercreditor Deed, dated March 3, 2006, as amended and restated on October 30, 2009, between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (excluding schedules) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 2, 2009).
4.3		Barclays Intercreditor Agreement, dated March 3, 2006, between, among others, Yorkshire Cable Communications Limited, Sheffield Cable Communications Limited, Yorkshire Cable Properties Limited, Cable London Limited, Barclays Bank PLC and Deutsche Bank AG, London Branch as Security Trustee. (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
4.4		Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on January 10, 2003).
4.5		Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on September 26, 2003).

Exhibit No.
4.6		Registration Rights Agreement, dated June 24, 2004, among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).
4.7		Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 4.36 to Amendment No. 2 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 30, 2004).
4.8		Amendment No. 1, dated as of October 2, 2005, to the Rights Agreement, dated as of March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 3, 2005).
4.9		Amendment No. 2, dated as of March 3, 2006, to the Rights Agreement between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).
4.10		Series A Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on January 10, 2003).
4.11		First Supplemental Warrant Agreement, dated as of March 3, 2006, among NTL Incorporated, NTL Holdings Inc., Bank of New York, as successor Warrant Agent, and Continental Stock and Trust Company, amending the Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer and Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).
4.12		Second Supplemental Warrant Agreement, dated as of December 11, 2007, by and between Virgin Media Inc. and The Bank of New York as Warrant Agent (Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
4.13		Indenture, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 20, 2004).
4.14		First Supplemental Indenture, dated as of October 5, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee, to the Indenture dated as of April 13, 2004, (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).
4.15		Second Supplemental Indenture, dated as of October 30, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee, to the Indenture dated as of April 13, 2004 (Incorporated by reference to Exhibit 4.3 the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).
4.16	*	Third Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of April 13, 2004.

Exhibit No.
4.17		Senior Guarantee, dated as of October 30, 2006, among NTL Holdings Inc., NTL (UK) Group, Inc., NTL Communications Limited, NTL Incorporated, NTL, Telewest LLC and The Bank of New York as trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 30, 2006).
4.18		Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 26, 2006).
4.19	*	First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of July 25, 2006.
4.20		Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
4.21		Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
4.22		Indenture, dated as of June 3, 2009, among Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 3, 2009).
4.23	*	First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of June 3, 2009.
4.24		Indenture, dated as of November 9, 2009, among Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2009).
4.25	*	First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of November 9, 2009.
4.26		Indenture, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 20, 2010).

Exhibit No.
4.27	Registration Rights Agreement, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited and the initial purchasers party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 20, 2010).
10.1	Senior Facilities Agreement, dated March 3, 2006, as amended and restated on May 22, 2006, July 10, 2006, August 10, 2006, April 4, 2007, May 15, 2008, November 10, 2008 and October 30, 2009 between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 2, 2009).
10.2	Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 8, 2004).
10.3	Form of Non Qualified Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.4	Form of Incentive Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.5	Virgin Media Inc. 2004 Stock Incentive Plan, formerly known as the Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 9, 2004).
10.6	Form of Telewest Global, Inc.'s Non Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Virgin Media Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005).
10.7	Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 6, 2005).
10.8	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission December 21, 2005).
10.9	Virgin Media Inc. 2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.10	Schedule to the Virgin Media Inc. 2006 Stock Incentive Plan relating to the Company Share Option Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

Exhibit No.
10.11		Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.12		Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.13		Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.14	*	Description of the 2007-2009 Virgin Media Inc. Long Term Incentive Plan.
10.15		Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2007-2009 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 1, 2007).
10.16		Description of the 2008-2010 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).
10.17		Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2008-2010 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 17, 2008).
10.18	*	Description of the 2009-2011 Virgin Media Inc. Long Term Incentive Plan.
10.19		Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).
10.20		Form of Non-qualified Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).
10.21		Form of Incentive Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).
10.22		Form of Amended Non-Qualified Stock Option Notice relating to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.23	*	Description of the 2010-2012 Virgin Media Inc. Long Term Incentive Plan.
10.24		Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

Exhibit No.
10.25		Form of Non-qualified Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.26		Form of Incentive Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.27		Form of CSOP Option Certificate used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.28		Description of Change in Treatment of Employer National Insurance with Respect to Stock Option Awards (Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 29, 2009).
10.29		Description of the Virgin Media Inc. 2009 Bonus Scheme (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2009).
10.30	*	Description of the Virgin Media Inc. 2010 Bonus Scheme.
10.31		Virgin Media Sharesave Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2009).
10.32		Virgin Media Inc. Deferred Compensation Plan for Directors dated December 11, 2008 (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).
10.33		Second Amended and Restated Employment Agreement, dated as of July 3, 2009, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.34		Restricted Stock Agreement, dated as of May 6, 2004, between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on March 16, 2005).
10.35		Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.36		Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.37		Restricted Stock Agreement, dated as of April 30, 2008, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).
10.38		Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

Exhibit No.
10.39		Service Agreement, dated as of July 3, 2009, between Virgin Media Limited and Neil Berkett (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.40		Restricted Stock Agreement, dated as of March 16, 2006, between NTL Incorporated and Neil A. Berkett (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.41		Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and Neil Berkett (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).
10.42		Employment Agreement, dated as of December 18, 2008, between Virgin Media Inc. and Jerry V. Elliott (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 19, 2008).
10.43		Service Agreement, dated as of September 16, 2009, between Virgin Media Limited and Eamonn O'Hare (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.44		Non-Qualified Stock Option Notice, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O'Hare (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.45		Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O'Hare (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.46		Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O'Hare (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.47		Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.48	*	Amendment Letter, dated as of January 4, 2010, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron.
10.49	*	Restricted Stock Agreement, dated as of November 2, 2009, between Virgin Media Inc. and Andrew M. Barron.
10.50		Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.51		Amendment Letter, dated November 28, 2008, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).
10.52		Amendment Agreement, dated July 31, 2009, relating to the Employment Agreement dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

Exhibit No.
10.53	*	Amendment Letter, dated December 10, 2009, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer.
10.54	*	Amendment Letter, dated February 4, 2010, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer.
10.55		Form of Supplemental Incentive Stock Option Notice for Mark Schweitzer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 1, 2010).
10.56	*	Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery.
10.57	*	Amendment Letter, dated as of January 4, 2010, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery.
10.58		Third Amended and Restated Employment Agreement, dated as of September 15, 2009, between Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.59		Incentive Stock Option Notice, dated as of September 15, 2009, between Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).
10.60		Form of Restricted Stock Unit Agreement (to be used for Robert Gale and Bryan H. Hall) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).
10.61		Restricted Stock Agreement, dated as of December 8, 2006, between NTL Incorporated and Bryan H. Hall (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 14, 2006).
10.62		Form of Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).
10.63		Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Robert Gale (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).
10.64		Restricted Stock Agreement, dated as of May 6, 2004, between Virgin Media Inc. and Robert Gale (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.65		Service Agreement, dated as of February 27, 2008, between Virgin Media Limited and Howard Watson (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.66		Restricted Stock Agreement, dated as of September 11, 2006, between Virgin Media Inc. and Howard Watson (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.67		Letter Agreement, dated as of April 14, 2009, between Virgin Media Limited and Howard Watson (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2009).

Exhibit No.
10.68		Employment Agreement, dated as of January 31, 2006, between Malcolm Wall and Telewest Communications Group Limited (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2006).
10.69		Letter Agreement, dated as of January 12, 2009, between Telewest Communications Group Limited and Malcolm Wall (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).
10.70		Letter Agreement, dated as of February 26, 2009, between Telewest Communications Group Limited and Malcolm Wall (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2009).
10.71		Restricted Stock Agreement, dated as of May 26, 2006, between NTL Incorporated and Malcolm Wall (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.72		Employment Agreement, dated as of December 18, 2007, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 4, 2008).
10.73		Extension Agreement, dated as of June 3, 2008, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 4, 2008).
10.74		Extension Agreement, dated as of December 19, 2008, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 19, 2008).
10.75		Letter Agreement, dated December 21, 2007, between Charles K. Gallagher and Virgin Media Inc. (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.76		Letter Agreement between Edwin Banks and Virgin Media Inc., dated December 21, 2007 (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.77	*	Consulting Agreement, dated as of the December 8, 2009, between Virgin Media Inc. and James Chiddix.
10.78		Form of Indemnity Agreement entered into with Directors and Executive Officers, as supplemented by Form of Amendment No. 1A and Form of Amendment 1B (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
10.79		Investment Agreement, dated as of April 13, 2006, between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.80		Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

Exhibit No.
10.81		Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).
10.82		Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.83	*	Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009.
10.84		Letter Agreement, dated as of April 3, 2006, between NTL Incorporated and Virgin Enterprises Limited relating to Virgin Enterprises Limited's right to propose a candidate to serve on the NTL Incorporated board of directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
14.1		Code of Ethics for the registrant and the additional registrant (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
21.1	*	List of subsidiaries of the registrant.
23.1	*	Consent of Ernst & Young LLP for Virgin Media Inc.
23.2	*	Consent of Ernst & Young LLP for Virgin Media Investment Holdings Limited.
23.3	*	Consent of Ernst & Young LLP for Virgin Media Investments Limited.
31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.