Form 10-Q
period 2010-03-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2010-05-06
CIK 1270400, 1322791

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

        As of May 4, 2010, there were 330,760,982 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 1,192,500 unvested shares of restricted stock held in escrow.

        The Additional Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" in this Form 10-Q.

 VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2010
INDEX

        In this quarterly report on Form 10-Q, unless we have indicated otherwise, or the context otherwise requires, references to "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, Virgin Media Investments Limited, or VMIL, and their respective subsidiaries).

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

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2009, or the 2009 Annual Report, as filed with the U.S. Securities and Exchange Commission, or SEC, on February 26, 2010. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited

        This quarterly report on Form 10-Q (excepting separate financial statements responsive to Part I, Item 1) covers Virgin Media, VMIL and VMIH, a company incorporated in England and Wales, with its registered office at 160 Great Portland Street, London W1W 5QA, United Kingdom, that is a wholly owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly owned indirect subsidiary of Virgin Media Inc. VMIH is not an accelerated filer. VMIH is a guarantor of the unsecured senior notes issued by Virgin Media Finance. VMIH's guarantee of these notes is not deemed to be unconditional. VMIH is also a guarantor of the senior secured notes issued by Virgin Media Secured Finance PLC in January 2010. VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media and VMIL.

 Note Concerning Virgin Media Investments Limited

        VMIL was formed on December 18, 2009 as a wholly owned subsidiary of VMIH. On December 30, 2009, VMIL acceded as a senior subordinated guarantor of the unsecured senior notes issued by Virgin Media Finance, on the same terms as VMIH. As VMIL's guarantees are not deemed to be unconditional, separate financial statements for VMIL with notes to the financial statements combined with those of VMIH have been included in this quarterly report pursuant to the rules and regulations of the SEC. VMIL is not a registrant of this quarterly report on Form 10-Q. Unless otherwise indicated, the discussion contained in this report applies to VMIL as well as Virgin Media and VMIH.

Financial Information and Currency of Financial Statements

        All of the financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£420.7	£430.5
Restricted cash	6.0	6.0
Accounts receivable—trade, less allowances for doubtful accounts of £10.9 (2010) and £9.6 (2009)	420.3	427.9
Inventory for resale	15.5	12.9
Programming inventory	88.1	62.1
Derivative financial instruments	5.2	2.2
Prepaid expenses and other current assets	95.6	100.8

Total current assets	1,051.4	1,042.4
Fixed assets, net	4,982.6	5,049.2
Goodwill and other indefinite-lived assets	2,071.6	2,071.9
Intangible assets, net	228.8	265.9
Equity investments	359.4	359.9
Derivative financial instruments	296.6	235.1
Deferred financing, net of accumulated amortization of £174.4 (2010) and £136.1 (2009)	94.9	112.2
Other assets	50.9	50.8

Total assets	£9,136.2	£9,187.4

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£340.6	£375.5
Accrued expenses and other current liabilities	367.5	420.1
Derivative financial instruments	3.4	17.8
Restructuring liabilities	51.3	57.3
VAT and employee taxes payable	93.5	67.6
Interest payable	127.4	126.6
Deferred revenue	292.5	284.7
Current portion of long term debt	41.7	41.2

Total current liabilities	1,317.9	1,390.8
Long term debt, net of current portion	6,105.2	5,933.5
Derivative financial instruments	106.7	106.8
Deferred revenue and other long term liabilities	182.2	182.0
Deferred income taxes	84.2	83.0

Total liabilities	7,796.2	7,696.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2010 and 2009) shares; issued 331.7 (2010) and 330.8 (2009) and outstanding 330.5 (2010) and 329.4 (2009) shares	1.8	1.8
Additional paid-in capital	4,496.0	4,483.2
Accumulated other comprehensive income	27.6	22.5
Accumulated deficit	(3,185.4)	(3,016.2)

Total shareholders' equity	1,340.0	1,491.3

Total liabilities and shareholders' equity	£9,136.2	£9,187.4

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2010	2009
Revenue	£963.2	£935.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	399.1	413.7
Selling, general and administrative expenses	207.7	209.7
Restructuring and other charges	0.4	5.4
Depreciation	242.9	232.7
Amortization	37.1	61.2

	887.2	922.7

Operating income	76.0	13.0
Other income (expense)
Interest income and other, net	1.1	3.3
Interest expense	(123.3)	(109.0)
Loss on extinguishment of debt	(32.9)	—
Share of income from equity investments	7.6	2.5
Loss on derivative instruments	(21.0)	(21.2)
Foreign currency loss	(69.8)	(11.9)

Loss from continuing operations before income taxes	(162.3)	(123.3)
Income tax benefit (expense)	1.9	(9.6)

Loss from continuing operations	(160.4)	(132.9)

Discontinued operations
Loss from discontinued operations, net of tax	—	(21.1)

Net loss	£(160.4)	£(154.0)

Basic and diluted loss from continuing operations per
common share	£(0.49)	£(0.41)

Basic and diluted loss from discontinued operations per
common share	£—	£(0.06)

Basic and diluted net loss per common share	£(0.49)	£(0.47)

Dividends per share (in U.S. dollars)	$0.04	$0.04

Average number of shares outstanding	329.7	328.2

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2010	2009
Operating activities:
Net loss	£(160.4)	£(154.0)
Loss from discontinued operations	—	21.1

Loss from continuing operations	(160.4)	(132.9)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	280.0	293.9
Non-cash interest	5.6	(26.8)
Non-cash compensation	7.3	4.7
Loss on extinguishment of debt	32.8	—
Income from equity accounted investments, net of dividends received	(4.1)	(2.5)
Unrealized losses on derivative instruments	46.5	23.2
Unrealized foreign currency losses	34.1	16.4
Income taxes	(0.6)	9.9
Amortization of original issue discount and deferred finance costs	5.3	9.1
Gain on disposal of assets	(0.7)	—
Other	1.1	(1.3)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:	(59.7)	(64.5)

Net cash provided by operating activities	187.2	129.2

Investing activities:
Purchase of fixed and intangible assets	(181.5)	(144.4)
Principal repayments on loans to equity investments	1.2	1.2
Other	1.0	1.5

Net cash used in investing activities	(179.3)	(141.7)

Financing activities:
New borrowings, net of financing fees	1,447.8	—
Proceeds from employee stock option exercises	5.6	—
Principal payments on long term debt, including redemption premiums, and capital leases	(1,464.9)	(12.4)
Dividends paid	(8.8)	(9.0)

Net cash used in financing activities	(20.3)	(21.4)

Cash flow from discontinued operations:
Net cash used in operating activities	—	(7.9)

Net cash used in discontinued operations	—	(7.9)

Effect of exchange rate changes on cash and cash equivalents	2.6	(0.2)
Decrease in cash and cash equivalents	(9.8)	(42.0)
Cash and cash equivalents, beginning of period	430.5	181.6

Cash and cash equivalents, end of period	£420.7	£139.6

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£109.0	£131.6

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.'s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, or the 2009 Annual Report.

Note 2—Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Board, or FASB, ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

        In January 2010, the FASB issued new guidance for fair value measurements and disclosures. The guidance improves disclosures about fair value measurements by requiring a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. In addition, the guidance requires separate disclosure of amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and a reconciliation of fair value measurements using significant unobservable inputs (Level 3 of the fair value hierarchy). The adoption of this standard did not have a material impact on our consolidated financial statements.

        In February 2010, the FASB issued new guidance for the disclosure of subsequent events. As a result of this guidance, we are no longer required to disclose the date through which we have evaluated subsequent events in the financial statements. We have adopted the provisions of this guidance.

        In April 2010, the FASB issued new guidance for employee share-based payment awards. The guidance clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of an entity's equity securities trades, should not be classified as a liability if they otherwise qualify as equity. The new guidance is effective for fiscal years and interim periods beginning on or after December 15, 2010. While we are still evaluating the impact of the adoption of this guidance, we do not expect it to have a material impact on our consolidated financial statements.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt

        Long term debt consisted of (in millions):

	March 31, 2010	December 31, 2009
Secured Obligations
U.S. Dollar
6.50% U.S. dollar senior secured notes due 2018	£648.7	£—
Senior credit facility	181.7	275.3
Euro
Senior credit facility	267.1	356.5
Sterling
7.00% sterling senior secured notes due 2018	862.1	—
Senior credit facility	1,190.8	2,481.0
Unsecured Obligations
U.S. Dollar
8.75% U.S. dollar senior notes due 2014	58.8	55.3
9.125% U.S. dollar senior notes due 2016	362.2	340.2
6.50% U.S. dollar convertible senior notes due 2016	540.2	504.5
9.50% U.S. dollar senior notes due 2016	864.0	810.9
8.375% U.S. dollar senior notes due 2019	388.8	365.1
Euro
8.75% euro senior notes due 2014	42.1	41.9
9.50% euro senior notes due 2016	153.8	152.9
Sterling
9.75% sterling senior notes due 2014	78.8	78.8
8.875% sterling senior notes due 2019	344.5	344.5
Other Secured Obligations
Capital leases	162.2	166.6
Other	1.1	1.2

	6,146.9	5,974.7
Less: current portion	(41.7)	(41.2)

	£6,105.2	£5,933.5

        The effective interest rate on the senior credit facility was 5.6% and 5.3% as at March 31, 2010 and December 31, 2009, respectively.

        On January 19, 2010, our wholly owned subsidiary Virgin Media Secured Finance PLC issued $1.0 billion aggregate principal amount of 6.50% senior secured notes due 2018 and £875 million aggregate principal amount of 7.00% senior secured notes due 2018. Interest is payable on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility. We used the net proceeds to make repayments totaling £1,453.0 million under our senior credit facility.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment of all amounts outstanding under our old senior credit facility and for general corporate purposes. The new senior credit facility comprises a term loan A facility in an aggregate principal amount of £1,000 million, a term loan B facility in an aggregate principal amount of £675 million and a revolving credit facility in aggregate principal amount of £250 million. We also utilized £20.4 million of the new revolving credit facility for bank guarantees and standby letters of credit.

        On April 12, 2010, Virgin Media Finance PLC, or Virgin Media Finance, issued redemption notices to the holders of our senior notes due 2014 pursuant to which we will redeem the full outstanding principal amount of these notes plus accrued interest on May 12, 2010. The redemption price will be 102.917% of the principal amount of the notes denominated in U.S. dollars and euros and 103.250% of the principal amount of the notes denominated in sterling. The estimated cost of redemption of these notes, inclusive of the cost to unwind derivative contracts entered in to as economic hedges of these notes, is £193.9 million.

        Long term debt repayments, excluding capital leases, as of March 31, 2010, were due as follows (in millions):

Period ending March 31:
2011	£0.4
2012	0.4
2013	1,639.9
2014	—
2015	179.8
Thereafter	4,345.1

Total debt payments	£6,165.6

        Following the repayments made on April 19, 2010, there were no outstanding amounts under our old senior credit facility.

        On a pro forma basis taking into account the repayment of our old senior credit facility and the concurrent drawings under the new senior credit facility along with the early redemption of the senior notes due 2014 on May 12, 2010, the long term debt repayments, excluding capital leases, as of March 31, 2010 are as follows (in millions):

Period ending March 31:
2011	£180.1
2012	150.4
2013	175.3
2014	200.0
2015	200.0
Thereafter	5,295.1

Total debt payments	£6,200.9

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

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in levels 1 and 2 in the fair value hierarchy described above. In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Fair Value Measurements (Continued)

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,639.6	£1,638.2	£3,112.8	£3,043.5
8.75% U.S. dollar senior notes due 2014	58.8	60.1	55.3	57.7
9.75% sterling senior notes due 2014	78.8	81.2	78.8	81.6
8.75% euro senior notes due 2014	42.1	44.6	41.9	43.7
9.125% U.S. dollar senior notes due 2016	362.2	382.4	340.2	359.4
6.50% U.S. dollar convertible senior notes due 2016	540.2	806.9	504.5	737.0
9.50% U.S. dollar senior notes due 2016	864.0	987.4	810.9	895.8
9.50% euro senior notes due 2016	153.8	186.3	152.9	173.5
8.375% U.S. dollar senior notes due 2019	388.8	395.9	365.1	377.0
8.875% sterling senior notes due 2019	344.5	362.2	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	648.7	646.3	—	—
7.00% sterling senior secured notes due 2018	862.1	892.5	—	—

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At March 31, 2010 and December 31, 2009, we had £420.7 million and £430.5 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with whom we operate and relate only to derivatives with recorded asset balances at March 31, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At March 31, 2010, based on market values, we had 56.7% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

        Our results could be materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

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

        When practical, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as "Accounting Hedges" below. When a derivative contract is not designated as an Accounting Hedge, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as "Economic Hedges" below. We do not enter into derivatives for speculative trading purposes.

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at March 31, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.5	£0.3
Economic Hedge
Foreign currency forward rate contracts	4.7	1.9

	£5.2	£2.2

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£139.4	£63.7
Economic Hedge
Cross-currency interest rate swaps	157.2	169.5
Other	—	1.9

	£296.6	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	0.1	2.4
Interest rate swaps	3.3	3.1

	£3.4	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£21.0
Cross-currency interest rate swaps	10.9	27.6
Economic Hedge
Interest rate swaps	56.8	—
Cross-currency interest rate swaps	39.0	58.2

	£106.7	£106.8

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of March 31, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

        The terms of our outstanding cross-currency interest rate swaps at March 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$89.3m senior notes due 2014
October 2011	Economic	$89.3	£62.9	8.75%	9.42%
$550m senior notes due 2016
August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.4	6.50%	7.01%
Senior credit facility
September 2012	Economic	275.9	149.7	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.13%

		$5,200.9	£3,061.1

€47.3m senior notes due 2014
October 2011	Economic	€47.3	£43.8	8.75%	8.90%
€180m senior notes due 2016
August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility
September 2012	Economic	299.8	207.9	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€527.1	£410.3

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of March 31, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The terms of our outstanding interest rate swap contracts at March 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
April 2010	Economic	£3,000.0	3 month LIBOR	2.18%
April 2010 to April 2011	Economic	200.0	3 month LIBOR	2.58%
April 2010 to September 2012	Economic	1,300.0	3 month LIBOR	3.07%
Other
April 2010 to March 2013	Economic	£300.0	3 month LIBOR	3.28%
April 2010 to March 2013	Economic	300.0	1.86%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of March 31, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
April 2010 to December 2010	Economic	$100.6	£61.7	1.6306
June 2010 to December 2010	Accounting	$8.5	£5.3	1.6106
April 2010 to June 2010	Accounting	ZAR 13.2	£1.0	12.6893

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

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three months ended March 31, 2010, there were no ineffectiveness losses recognized. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three months ended March 31, 2010 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income	95.8	—	95.1	0.7	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange gain	(127.9)	—	(127.9)	—	—
Interest expense	(2.7)	—	(2.7)	—	—
Operating costs	(0.2)	—	—	(0.2)	—

Balance at March 31, 2010	£(57.9)	£—	£(42.4)	£0.5	£(16.0)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax gains that would be reclassified from other comprehensive income to earnings would be nil, £6.1 million and £0.5 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 6—Restructuring and Other Charges

        Restructuring and other charges of £0.4 million for the three months ended March 31, 2010 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008, partially offset by revisions in cash flow estimates for lease exit costs in relation to our historic and 2006 acquisition restructuring activities. Restructuring and other charges of £5.4 million for the three months ended March 31, 2009 related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008.

        In connection with our 2008 restructuring program we expect to incur operating expenditures of between £140 million to £155 million and capital expenditures of between £40 million to £45 million in connection with this program over a three-year period.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Restructuring and Other Charges (Continued)

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended March 31, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2009	£12.6	£27.4	£1.8	£15.5	£57.3
Amendments offset against goodwill	—	(0.3)	—	—	(0.3)
Charged to expense	0.4	—	0.4	1.3	2.1
Revisions	(0.4)	(1.1)	(0.2)	—	(1.7)
Utilized	(1.4)	(1.9)	(1.1)	(1.7)	(6.1)

Balance, March 31, 2010	£11.2	£24.1	£0.9	£15.1	£51.3

Note 7—Stockholders' Equity and Share Based Compensation

        The average number of shares outstanding for the three months ended March 31, 2010 and 2009 is computed as follows (in millions):

	Three months ended March 31,
	2010	2009
Number of shares outstanding at start of period	329.4	328.1
Issues of common stock (average number outstanding during the period)	0.3	0.1

Average number of shares outstanding	329.7	328.2

        Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £7.3 million and £4.7 million for the three months ended March 31, 2010 and 2009, respectively.

        Basic and diluted net loss per share is computed by dividing the net loss for the three months ended March 31, 2010 and 2009 by the weighted average number of shares outstanding during the respective periods. Options, sharesave options, shares of restricted stock held in escrow, restricted stock units, warrants, and shares issuable under our convertible senior notes at March 31, 2010 and 2009 are

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Stockholders' Equity and Share Based Compensation (Continued)

excluded from the calculation of diluted loss per share, since these securities are anti-dilutive. The following is a summary of the terms of each of these securities:

Stock Option Grants

        All options granted under our stock incentive plans have a ten year term and vest and become fully exercisable within five years of continued employment. We issue new shares upon exercise of the options. For performance-based option grants, the performance objectives are based upon quantitative and qualitative objectives, including earnings and stock price performance, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

Sharesave Option Grants

        All options granted under the Virgin Media Inc. Sharesave Plan enable eligible employees to purchase shares of our common stock at a discount. Employees are invited to take out savings contracts that last for three years. At the end of the contract, employees use the proceeds of these savings to exercise the options granted under the plan. We issue new shares upon exercise of the options.

Restricted Stock Grants

        The shares of restricted stock granted under our stock incentive plans have a term of up to three and a half years and vest based on time or performance, subject to continued employment. For performance based restricted stock grants, the performance objectives are based upon quantitative and qualitative objectives, including earnings, operational performance and achievement of strategic goals, amongst others, which vest after a one to three year period. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

Restricted Stock Unit Grants

        The restricted stock units granted under our stock incentive plans have a term of up to three and a half years and vest based on performance, subject to continued employment. These targets may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range. The final number of restricted stock units vesting will be settled in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

Series A Warrants

        Warrants are exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share. The Series A warrants expire on January 10, 2011.

Convertible Senior Notes

        Holders of our U.S. dollar denominated 6.50% convertible senior notes due 2016 may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Stockholders' Equity and Share Based Compensation (Continued)

date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

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

Note 8—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2010	2009
Net loss for period	£(160.4)	£(154.0)
Currency translation adjustment	7.7	4.6
Net unrealized gains (losses) on derivatives, net of tax	95.8	(22.1)
Reclassification of derivative gains to net income, net of tax	(98.4)	(3.5)

Comprehensive loss	£(155.3)	£(175.0)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2010	December 31, 2009
Foreign currency translation	£167.8	£160.1
Pension liability adjustments	(82.3)	(82.3)
Net unrealized gains on derivatives	(57.9)	(55.3)

	£27.6	£22.5

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Contingent Liabilities

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

        Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £35.9 million as of March 31, 2010 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be required and therefore the timescale for resolution is not expected to occur within the next financial year.

Note 10—Industry Segments

        Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

        Our internal reporting structure and the related financial information used by management and the CODM reflect our operating structure which has been established to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and customer demands through our three customer-based segments: Consumer, Business and Content.

        Our Consumer segment is our primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on our cable network, the provision of broadband and fixed line telephone services to residential customers outside of our cable network, and the provision of mobile telephony and broadband to residential customers.

        Our Business segment comprises our operations carried out through Virgin Media Business which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        We operate our Content segment through Virgin Media TV, which supplies television programming to the U.K. pay-television broadcasting market.

        Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit. Segment contribution excludes the impact of

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Industry Segments (Continued)

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

        Segment information for the three month periods ended March 31, 2010 and 2009 was as follows (in millions):

	Three months ended March 31, 2010
	Consumer	Business	Content	Total
Revenue	£789.5	£139.9	£33.8	£963.2
Inter segment revenue	—	—	7.1	7.1
Segment contribution	£480.5	£76.1	£6.6	£563.2

	Three months ended March 31, 2009
	Consumer	Business	Content	Total
Revenue	£753.3	£149.8	£32.6	£935.7
Inter segment revenue	—	—	6.6	6.6
Segment contribution	£438.2	£82.6	£6.9	£527.7

        The reconciliation of total segment contribution to consolidated operating income is as follows (in millions):

	Three months ended March 31,
	2010	2009
Total segment contribution	£563.2	£527.7
Other operating and corporate costs	206.8	215.4
Depreciation	242.9	232.7
Amortization	37.1	61.2
Restructuring and other charges	0.4	5.4

Consolidated operating income	£76.0	£13.0

Note 11—Condensed Consolidated Financial Information

        On April 13, 2004, Virgin Media Finance issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, and €225 million aggregate principal amount of 8.75% senior notes due 2014. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016. On June 3, 2009, Virgin Media Finance issued $750 million aggregate principal amount of 9.50% senior notes due 2016 and €180 million aggregate principal amount of 9.50% senior notes due 2016 and on

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Condensed Consolidated Financial Information (Continued)

July 21, 2009, Virgin Media Finance issued a further $600 million aggregate principle amounts of 9.50% senior notes due 2016. On November 9, 2009, Virgin Media Finance issued $600 million aggregate principal amount of 8.375% senior notes due 2019 and £350 million aggregate principal amount of 8.875% senior notes due 2019. Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the senior notes on a senior basis. Each of Virgin Media Investment Holdings Limited, or VMIH, and Virgin Media Investments Limited, or VMIL, are conditional guarantors and have guaranteed the senior notes on a senior subordinated basis. VMIL is included as a conditional guarantor as at December 31, 2009 following its accession on December 30, 2009 as a senior subordinated guarantor of the senior notes issued by Virgin Media Finance.

        We present the following condensed consolidated financial information as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 as required by Rule 3-10(d) of Regulation S-X.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Condensed Consolidated Financial Information (Continued)

	March 31, 2010
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£15.4	£1.8	£0.8	£345.2	£—	£57.5	£—	£420.7
Restricted cash	—	—	—	—	—	6.0	—	6.0
Other current assets	5.6	—	—	16.2	—	602.9	—	624.7

Total current assets	21.0	1.8	0.8	361.4	—	666.4	—	1,051.4
Fixed assets, net	—	—	—	—	—	4,982.6	—	4,982.6
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,315.4	—	2,300.4
Investments in, and loans to, parent and subsidiary companies	1,867.8	687.1	(1,104.2)	2,056.9	1,442.3	(5,500.0)	909.5	359.4
Other assets, net	10.7	—	—	358.6	—	73.1	—	442.4

Total assets	£1,899.5	£688.9	£(1,118.4)	£2,776.9	£1,442.3	£2,537.5	£909.5	£9,136.2

Current liabilities	£19.3	£55.7	£40.3	£120.2	£—	£1,946.5	£(864.1)	£1,317.9
Long term debt, net of current portion	540.2	2,293.0	—	1,278.8	—	1,993.2	—	6,105.2
Other long term liabilities	—	—	0.3	83.9	—	288.9	—	373.1
Shareholders' equity (deficit)	1,340.0	(1,659.8)	(1,159.0)	1,294.0	1,442.3	(1,691.1)	1,773.6	1,340.0

Total liabilities and shareholders' equity	£1,899.5	£688.9	£(1,118.4)	£2,776.9	£1,442.3	£2,537.5	£909.5	£9,136.2

	December 31, 2009
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£12.4	£1.9	£0.3	£292.9	£—	£123.0	£—	£430.5
Restricted cash	—	—	—	—	—	6.0	—	6.0
Other current assets	4.3	—	0.1	9.9	—	591.6	—	605.9

Total current assets	16.7	1.9	0.4	302.8	—	720.6	—	1,042.4
Fixed assets, net	—	—	—	—	—	5,049.2	—	5,049.2
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,352.8	—	2,337.8
Investments in, and loans to, parent and subsidiary companies	1,977.8	766.8	(962.1)	2,859.9	—	(6,316.6)	2,034.1	359.9
Other assets, net	10.4	—	—	295.5	—	92.2	—	398.1

Total assets	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,898.2	£2,034.1	£9,187.4

Current liabilities	£9.1	£82.9	£25.2	£127.3	£—	£1,863.1	£(716.8)	£1,390.8
Long term debt, net of current portion	504.5	2,189.5	—	1,798.9	—	1,440.6	—	5,933.5
Other long term liabilities	—	—	0.1	83.8	—	287.9	—	371.8
Shareholders' equity (deficit)	1,491.3	(1,503.7)	(1,002.0)	1,448.2	—	(1,693.4)	2,750.9	1,491.3

Total liabilities and shareholders' equity	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,898.2	£2,034.1	£9,187.4

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£963.2	£—	£963.2
Operating costs	—	—	—	—	—	(399.1)	—	(399.1)
Selling, general and administrative expenses	(4.6)	—	—	—	—	(203.1)	—	(207.7)
Restructuring and other charges	—	—	—	—	—	(0.4)	—	(0.4)
Depreciation and amortization	—	—	—	—	—	(280.0)	—	(280.0)

Operating income (loss)	(4.6)	—	—	—	—	80.6	—	76.0
Interest income and other, net	10.3	56.8	29.4	28.3	—	161.0	(284.7)	1.1
Interest expense	(14.4)	(58.6)	(28.2)	(108.7)	—	(198.1)	284.7	(123.3)
Loss on extinguishment of debt	—	—	—	(16.4)	—	(16.5)	—	(32.9)
Share of income from equity investments	—	—	—	—	—	7.6	—	7.6
Loss on derivative instruments	—	—	—	(19.1)	—	(1.9)	—	(21.0)
Foreign currency loss	(0.2)	—	(4.4)	(36.3)	—	(28.9)	—	(69.8)
Income tax benefit (expense)	—	—	(0.2)	3.6	—	(1.5)	—	1.9

(Loss) income from continuing operations	(8.9)	(1.8)	(3.4)	(148.6)	—	2.3	—	(160.4)
Equity in net loss of subsidiaries	(151.5)	(151.7)	(148.1)	(3.1)	(3.4)	—	457.8	—

Net (loss) income	£(160.4)	£(153.5)	£(151.5)	£(151.7)	£(3.4)	£2.3	£457.8	£(160.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£935.7	£—	£935.7
Operating costs	—	—	—	—	(413.7)	—	(413.7)
Selling, general and administrative expenses	(5.1)	—	(0.7)	—	(203.9)	—	(209.7)
Restructuring and other charges	—	—	—	—	(5.4)	—	(5.4)
Depreciation and amortization	—	—	—	—	(293.9)	—	(293.9)

Operating income (loss)	(5.1)	—	(0.7)	—	18.8	—	13.0
Interest and other income, net	11.3	38.6	35.8	19.8	137.4	(239.6)	3.3
Interest expense	(15.4)	(38.8)	(29.7)	(82.7)	(182.0)	239.6	(109.0)
Share of income from equity investments	—	—	—	—	2.5	—	2.5
Foreign currency (losses) gains	—	(0.3)	(0.5)	(12.8)	1.7	—	(11.9)
Losses on derivative instruments	—	—	—	(21.2)	—	—	(21.2)
Income tax expense	—	—	(0.1)	(8.0)	(1.5)	—	(9.6)

(Loss) income from continuing operations	(9.2)	(0.5)	4.8	(104.9)	(23.1)	—	(132.9)
Loss from discontinued operations, net of taxes	—	—	—	—	(21.1)	—	(21.1)
Equity in net loss of subsidiaries	(144.8)	(151.8)	(149.8)	(46.9)	—	493.3	—

Net loss	£(154.0)	£(152.3)	£(145.0)	£(151.8)	£(44.2)	£493.3	£(154.0)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(6.4)	£(0.1)	£3.6	£79.5	£—	£110.6	£—	£187.2
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(181.5)	—	(181.5)
Principal repayments on loans to equity investments	—	—	—	—	—	1.2	—	1.2
Principal drawdowns (repayments) on loans to group companies	10.0	—	(3.1)	(973.2)	—	966.3	—	—
Proceeds from the sale of fixed assets	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	1.0	—	1.0

Net cash (used in) provided by investing activities	10.0	—	(3.1)	(973.2)	—	787.0	—	(179.3)

Financing activities:
New borrowings, net of financing fees	—	—	—	1,447.8	—	—	—	1,447.8
Proceeds from employee stock option exercises	5.6	—	—	—	—	—	—	5.6
Principal payments on long term debt and capital leases	—	—	—	(501.8)	—	(963.1)	—	(1,464.9)
Dividends paid	(8.8)	—	—	—	—	—	—	(8.8)

Net cash (used in) provided by financing activities	(3.2)	—	—	946.0	—	(963.1)	—	(20.3)

Effect of exchange rates on cash and cash equivalents	2.6	—	—	—	—	—	—	2.6
(Decrease) increase in cash and cash equivalents	3.0	(0.1)	0.5	52.3	—	(65.5)	—	(9.8)
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	—	123.0	—	430.5

Cash and cash equivalents at end of period	£15.4	£1.8	£0.8	£345.2	£—	£57.5	£—	£420.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2009
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(3.1)	£—	£(1.4)	£75.1	£58.6	£—	£129.2
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(144.4)	—	(144.4)
Principal repayments on loans to equity investments	—	—	—	—	1.2	—	1.2
Principal repayments (drawdowns) on loans to group companies	0.6	—	0.6	(0.9)	(0.3)	—	—
Other	—	—	—	—	1.5	—	1.5

Net cash (used in) provided by investing activities	0.6	—	0.6	(0.9)	(142.0)	—	(141.7)

Financing activities:
Principal payments on long term debt and capital leases	—	—	—	—	(12.4)	—	(12.4)
Intercompany funding movements	15.0	—	—	(9.9)	(5.1)	—	—
Dividends paid	(9.0)	—	—	—	—	—	(9.0)

Net cash (used in) provided by financing activities	6.0	—	—	(9.9)	(17.5)	—	(21.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(7.9)	—	(7.9)

Net cash used in discontinued operations	—	—	—	—	(7.9)	—	(7.9)

Effect of exchange rates on cash and cash equivalents	(0.2)	—	—	—	—	—	(0.2)
Decrease (increase) in cash and cash equivalents	3.3	—	(0.8)	64.3	(108.8)	—	(42.0)
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£13.2	£—	£0.4	£64.7	£61.3	£—	£139.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£402.7	£415.9
Restricted cash	5.3	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £10.8 (2010) and £9.6 (2009)	414.6	427.9
Inventory for resale	15.5	12.9
Programming inventory	88.1	62.1
Derivative financial instruments	5.2	2.2
Prepaid expenses and other current assets	90.0	96.4

Total current assets	1,021.4	1,022.7
Fixed assets, net	4,861.9	4,925.3
Goodwill and other indefinite-lived assets	2,080.7	2,081.0
Intangible assets, net	228.8	265.9
Equity investments	359.4	359.9
Derivative financial instruments	296.6	235.1
Deferred financing, net of accumulated amortization of £171.4 (2010) and £133.6 (2009)	84.2	101.8
Other assets	50.9	50.8
Due from group companies	814.2	781.6

Total assets	£9,798.1	£9,824.1

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£340.5	£375.5
Accrued expenses and other current liabilities	356.1	407.4
Derivative financial instruments	3.4	17.8
VAT and employee taxes payable	89.3	61.8
Restructuring liabilities	50.3	55.9
Interest payable	61.4	42.7
Interest payable to group companies	165.5	165.9
Deferred revenue	290.4	276.7
Current portion of long term debt	41.7	41.2

Total current liabilities	1,398.6	1,444.9
Long term debt, net of current portion	3,272.0	3,239.4
Long term debt due to group companies	3,461.9	3,321.1
Derivative financial instruments	106.7	106.8
Deferred revenue and other long term liabilities	180.7	180.7
Deferred income taxes	84.2	83.0

Total liabilities	8,504.1	8,375.9
Commitments and contingent liabilities
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2010 and 2009); issued and outstanding 224,552 ordinary shares (2010 and 2009)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(140.3)	(137.8)
Accumulated deficit	(2,937.0)	(2,785.3)

Total shareholders' equity	1,294.0	1,448.2

Total liabilities and shareholders' equity	£9,798.1	£9,824.1

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended March 31,
	2010	2009
Revenue	£937.4	£907.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	388.5	400.3
Selling, general and administrative expenses	196.4	197.3
Restructuring and other charges	0.4	5.1
Depreciation	237.4	227.5
Amortization	37.1	61.2

	859.8	891.4

Operating income	77.6	16.2
Other income (expense)
Interest income and other, net	1.4	3.3
Interest income from group companies	1.9	2.1
Interest expense	(54.6)	(65.3)
Interest expense to group companies	(68.6)	(47.7)
Loss on extinguishment of debt	(32.9)	—
Share of income from equity investments	7.6	2.5
Loss on derivative instruments	(21.0)	(21.2)
Foreign currency loss	(65.2)	(11.1)

Loss from continuing operations before income taxes	(153.8)	(121.2)
Income tax benefit (expense)	2.1	(9.5)

Loss from continuing operations	(151.7)	(130.7)

Discontinued operations
Loss from discontinued operations, net of tax	—	(21.1)

Net loss	£(151.7)	£(151.8)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2010	2009
Operating activities
Net loss	£(151.7)	£(151.8)
Loss from discontinued operations	—	21.1

Loss from continuing operations	(151.7)	(130.7)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	274.5	288.7
Non-cash interest	25.1	(52.7)
Non-cash compensation	6.7	4.0
Loss on extinguishment of debt	32.8	—
Income from equity accounted investments, net of dividends received	(4.1)	(2.5)
Unrealized losses on derivative instruments	46.5	23.2
Unrealized foreign currency losses	35.8	14.2
Income taxes	(0.7)	9.8
Amortization of original issue discount and deferred finance costs	4.9	8.6
Gain on disposal of assets	(0.7)	—
Other	1.1	(1.3)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:	(43.6)	(63.7)

Net cash provided by operating activities	226.6	97.6

Investing activities:
Purchase of fixed and intangible assets	(179.3)	(141.9)
Principal repayments on loans to equity investments	1.2	1.2
Investments and loans from parent and subsidiary companies	(45.6)	17.1
Other	1.0	1.5

Net cash used in investing activities	(222.7)	(122.1)

Financing activities:
New borrowings, net of financing fees	1,447.8	—
Principal payments on long term debt, including redemption premiums, and capital leases	(1,464.9)	(12.4)

Net cash used in financing activities	(17.1)	(12.4)

Cash flow from discontinued operations:
Net cash used in operating activities	—	(7.9)

Net cash used in discontinued operations	—	(7.9)

Effect of exchange rate changes on cash and cash equivalents	—	0.1
Decrease in cash and cash equivalents	(13.2)	(44.7)
Cash and cash equivalents, beginning of period	415.9	170.7

Cash and cash equivalents, end of period	£402.7	£126.0

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except par value)

	March 31, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£402.7	£415.9
Restricted cash	5.3	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £10.8 (2010) and £9.6 (2009)	414.6	427.9
Inventory for resale	15.5	12.9
Programming inventory	88.1	62.1
Derivative financial instruments	5.2	2.2
Prepaid expenses and other current assets	90.0	96.4

Total current assets	1,021.4	1,022.7
Fixed assets, net	4,861.9	4,925.3
Goodwill and other indefinite-lived assets	2,080.7	2,081.0
Intangible assets, net	228.8	265.9
Equity investments	359.4	359.9
Derivative financial instruments	296.6	235.1
Deferred financing, net of accumulated amortization of £171.4 (2010) and £133.6 (2009)	84.2	101.8
Other assets	50.9	50.8
Due from group companies	814.2	781.6

Total assets	£9,798.1	£9,824.1

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£340.5	£375.5
Accrued expenses and other current liabilities	356.1	407.4
Derivative financial instruments	3.4	17.8
VAT and employee taxes payable	89.3	61.8
Restructuring liabilities	50.3	55.9
Interest payable	17.2	18.9
Interest payable to group companies	209.7	189.7
Deferred revenue	290.4	276.7
Current portion of long term debt	41.7	41.2

Total current liabilities	1,398.6	1,444.9
Long term debt, net of current portion	482.4	1,440.5
Long term debt due to group companies	6,251.5	5,120.0
Derivative financial instruments	106.7	106.8
Deferred revenue and other long term liabilities	180.7	180.7
Deferred income taxes	84.2	83.0

Total liabilities	8,504.1	8,375.9

Commitments and contingent liabilities
Shareholder's equity
Common stock—£1.0 par value; issued and outstanding 1.0 (2010 and 2009) ordinary shares	1.0	1.0
Additional paid-in capital	4,370.3	4,370.3
Accumulated other comprehensive loss	(140.3)	(137.8)
Accumulated deficit	(2,937.0)	(2,785.3)

Total shareholders' equity	1,294.0	1,448.2

Total liabilities and shareholders' equity	£9,798.1	£9,824.1

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended March 31,
	2010	2009
Revenue	£937.4	£907.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	388.5	400.3
Selling, general and administrative expenses	196.4	197.3
Restructuring and other charges	0.4	5.1
Depreciation	237.4	227.5
Amortization	37.1	61.2

	859.8	891.4

Operating income	77.6	16.2
Other income (expense)
Interest income and other, net	1.4	3.3
Interest income from group companies	1.9	2.1
Interest expense	(9.2)	(30.4)
Interest expense to group companies	(114.0)	(82.6)
Loss on extinguishment of debt	(32.9)	—
Share of income from equity investments	7.6	2.5
Loss on derivative instruments	(21.0)	(21.2)
Foreign currency loss	(65.2)	(11.1)

Loss from continuing operations before income taxes	(153.8)	(121.2)
Income tax benefit (expense)	2.1	(9.5)

Loss from continuing operations	(151.7)	(130.7)

Discontinued operations
Loss from discontinued operations, net of tax	—	(21.1)

Net loss	£(151.7)	£(151.8)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2010	2009
Operating activities
Net loss	£(151.7)	£(151.8)
Loss from discontinued operations	—	21.1

Loss from continuing operations	(151.7)	(130.7)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	274.5	288.7
Non-cash interest	25.1	(52.7)
Non-cash compensation	6.7	4.0
Loss on extinguishment of debt	32.8	—
Income from equity accounted investments, net of dividends received	(4.1)	(2.5)
Unrealized losses on derivative instruments	46.5	23.2
Unrealized foreign currency losses	35.8	14.2
Income taxes	(0.7)	9.8
Amortization of original issue discount and deferred finance costs	4.9	8.6
Gain loss on disposal of assets	(0.7)	—
Other	1.1	(1.3)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:	(43.6)	(63.7)

Net cash provided by operating activities	226.6	97.6

Investing activities:
Purchase of fixed and intangible assets	(179.3)	(141.9)
Principal repayments on loans to equity investments	1.2	1.2
Investments and loans from parent and subsidiary companies	920.8	17.1
Other	1.0	1.5

Net cash provided by (used) in investing activities	743.7	(122.1)

Financing activities:
New borrowings, net of financing fees	(20.2)	—
Principal payments on long term debt, including redemption premiums, and capital leases	(963.3)	(12.4)

Net cash used in financing activities	(983.5)	(12.4)

Cash flow from discontinued operations:
Net cash used in operating activities	—	(7.9)

Net cash used in discontinued operations	—	(7.9)

Effect of exchange rate changes on cash and cash equivalents	—	0.1
Decrease in cash and cash equivalents	(13.2)	(44.7)
Cash and cash equivalents, beginning of period	415.9	170.7

Cash and cash equivalents, end of period	£402.7	£126.0

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        These combined notes accompany and form an integral part of the separate condensed consolidated financial statements of Virgin Media Investment Holdings Limited and its subsidiaries, or VMIH, and Virgin Media Investments Limited and its subsidiaries, or VMIL. VMIH and VMIL are indirect, wholly owned subsidiaries of Virgin Media Inc. VMIL is a direct, wholly owned subsidiary of VMIH.

        On January 1, 2010, VMIL acquired VMIH's shareholdings in its wholly owned subsidiaries other than Virgin Media Secured Finance PLC, which remains a subsidiary of VMIH. VMIL issued 1,000,141 shares to VMIH as part of this internal reorganization with an additional issuance of shares from VMIL to VMIH due to occur upon the filing of the 2009 audited financial statements of VMIH with the appropriate authorities in England and Wales. As a result of the reorganization, it was determined that a change in reporting entity had occurred for VMIL and accordingly the comparative separate financial statements for VMIL have been adjusted to consist of the combined historical balance sheet, results of operations, and cash flows of the wholly owned subsidiaries of VMIH that were contributed to VMIL as part of the group reorganization. These comparative financial statements have been prepared in accordance with the guidance permissible for reorganizations between wholly owned subsidiaries such that the historic values of all assets and liabilities acquired in the reorganization have been carried over with no new purchase accounting considered. The effect of the issuance of common stock to VMIH has been retrospectively applied to the shareholder's equity amounts in the consolidated balance sheet as at December 31, 2009 to reflect these amounts as if the transaction had occurred at the beginning of the periods presented. The retrospective application had no material effect on other amounts. Intercompany accounts and transactions have been eliminated on consolidation.

        Under the terms of the indentures governing the senior notes issued by Virgin Media Finance PLC and the indentures governing the senior secured notes issued by Virgin Media Secured Finance PLC, VMIL was required to grant guarantees that are identical to the guarantees granted by VMIH under the same indentures. Under the terms of the intercreditor deed governing the senior credit facility, VMIL was required to grant a guarantee identical to the guarantee granted by VMIH under the same deed. VMIH is fully dependent on the cash flows of the operating subsidiaries of VMIL to service these debt obligations. As a result, debt obligations, cash required to service debt obligations, derivative financial instruments, and any effects on the consolidated results of operations and cash flows related to the senior notes, senior secured notes and senior credit facility have been reflected in the separate condensed consolidated financial statements of VMIL. As such, the amounts included in the financial statements of VMIL do not necessarily represent items to which VMIL has legal title.

        As used in these notes, the terms "we", "our", or "companies" refer to VMIH and VMIL and, except as otherwise noted, the information in these combined notes relates to both of the companies.

        The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 1—Basis of Presentation (Continued)

indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010.

Note 2—Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Board, or FASB, ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have not yet adopted the provisions of this guidance and are evaluating the impact on our consolidated financial statements.

        In January 2010, the FASB issued new guidance for fair value measurements and disclosures. The guidance improves disclosures about fair value measurements by requiring a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. In addition, the guidance requires separate disclosure of amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and a reconciliation of fair value measurements using significant unobservable inputs (Level 3 of the fair value hierarchy). The adoption of this standard did not have a material impact on our consolidated financial statements.

        In February 2010, the FASB issued new guidance for the disclosure of subsequent events. As a result of this guidance, we are no longer required to disclose the date through which we have evaluated subsequent events in the financial statements. We have adopted the provisions of this guidance.

Note 3—Long Term Debt

        Long term debt reflects our obligations under the terms of the indentures governing the senior notes and senior secured notes as well as the intercreditor deed governing the senior credit facility. As such, these amounts include debt owed directly to third parties by affiliated entities not consolidated by us which have been classified as amounts due to group companies.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

        Long term debt consisted of (in millions):

	March 31, 2010		December 31, 2009
	VMIH	VMIL	VMIH	VMIL
Amounts due to third parties
Sterling
7.00% senior secured notes due 2018	£862.1	£—	£—	£—
Senior credit facility	1,190.8	179.1	2,481.0	1,038.6
Capital leases	162.2	162.2	166.6	166.6
Other	1.1	1.1	1.2	1.2
U.S. Dollar
6.50% senior secured notes due 2018	648.7	—	—	—
Senior credit facility	181.7	181.7	275.3	275.3
Euro
Senior credit facility	267.1	—	356.5	—

	3,313.7	524.1	3,280.6	1,481.7
Less current portion	(41.7)	(41.7)	(41.2)	(41.2)

Long term debt due to third parties	£3,272.0	£482.4	£3,239.4	£1,440.5

Amounts due to group companies
Sterling
9.75% senior notes due 2014	£78.8	£78.8	£78.8	£78.8
8.875% senior notes due 2019	344.5	344.5	344.5	344.5
7.00% senior secured notes due 2018	—	862.1	—	—
Senior credit facility	—	1,011.7	—	1,442.4
U.S. Dollar
8.75% senior notes due 2014	58.8	58.8	55.3	55.3
9.125% senior notes due 2016	362.2	362.2	340.2	340.2
6.50% senior notes due 2016	646.0	646.0	606.8	606.8
9.50% senior notes due 2016	864.0	864.0	810.9	810.9
8.375% senior notes due 2019	388.8	388.8	365.1	365.1
6.50% senior secured notes due 2018	—	648.7	—	—
Floating rate senior loan notes due 2012	65.9	65.9	61.9	61.9
Euro
8.75% senior notes due 2014	42.1	42.1	41.9	41.9
9.50% senior notes due 2016	153.8	153.8	152.9	152.9
Senior credit facility	—	267.1	—	356.5
Other amounts due to group companies
Other notes due to affiliates	457.0	457.0	462.8	462.8

Long term debt due to group companies	£3,461.9	£6,251.5	£3,321.1	£5,120.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

        The effective interest rate on the senior credit facility was 5.6% and 5.3% as at March 31, 2010 and December 31, 2009, respectively.

        On January 19, 2010, Virgin Media Secured Finance PLC, a wholly owned subsidiary of VMIH, issued $1.0 billion aggregate principal amount of 6.50% senior secured notes due 2018 and £875 million aggregate principal amount of 7.00% senior secured notes due 2018. Interest is payable on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility. We used the net proceeds to make repayments totaling £1,453.0 million under our senior credit facility.

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment of all amounts outstanding under our old senior credit facility and for general corporate purposes. The new senior credit facility comprises a term loan A facility in an aggregate principal amount of £1,000 million, a term loan B facility in an aggregate principal amount of £675 million and a revolving credit facility in aggregate principal amount of £250 million. We also utilized £20.4 million of the new revolving credit facility for bank guarantees and standby letters of credit.

        On April 12, 2010, Virgin Media Finance PLC, or Virgin Media Finance, issued redemption notices to the holders of our senior notes due 2014 pursuant to which we will redeem the full outstanding principal amount of these notes plus accrued interest on May 12, 2010. The redemption price will be 102.917% of the principal amount of the notes denominated in U.S. dollars and euros and 103.250% of the principal amount of the notes denominated in sterling. The estimated cost of redemption of these notes, inclusive of the cost to unwind derivative contracts entered in to as economic hedges of these notes, is £193.9 million.

        Long term debt repayments, excluding capital leases, as of March 31, 2010, were due as follows (in millions):

Period ending March 31:
2011	£0.4
2012	0.4
2013	1,705.8
2014	—
2015	179.8
Thereafter	4,789.6

Total debt payments	£6,676.0

        Following the repayments made on April 19, 2010, there were no outstanding amounts under our old senior credit facility.

        On a pro forma basis taking into account the repayment of our old senior credit facility and the concurrent drawings under the new senior credit facility along with the early redemption of the senior

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt (Continued)

notes due 2014 on May 12, 2010, the long term debt repayments, excluding capital leases as of March 31, 2010 are as follows (in millions):

Period ending March 31:
2011	£180.1
2012	150.4
2013	241.2
2014	200.0
2015	200.0
Thereafter	5,739.6

Total debt payments	£6,711.3

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

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in levels 1 and 2 in the fair value hierarchy described above. In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,639.6	£1,638.2	£3,112.8	£3,043.5
8.75% U.S. dollar loan notes due 2014	58.8	60.1	55.3	57.7
9.75% sterling loan notes due 2014	78.8	81.2	78.8	81.6
8.75% euro loan notes due 2014	42.1	44.6	41.9	43.7
9.125% U.S. dollar senior notes due 2016	362.2	382.4	340.2	359.4
6.50% U.S. dollar loan notes due 2016	646.0	791.6	606.8	723.1
9.50% U.S. dollar senior notes due 2016	864.0	987.4	810.9	895.8
9.50% euro senior loan notes due 2016	153.8	186.3	152.9	173.5
8.375% U.S. dollar senior notes due 2019	388.8	395.9	365.1	377.0
8.875% sterling senior notes due 2019	344.5	362.2	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	648.7	646.3	—	—
7.00% sterling senior secured notes due 2018	862.1	892.5	—	—
Floating rate loan note due 2012	65.9	65.9	61.9	61.9
Other loan notes due to affiliates	457.0	457.0	462.8	462.8

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At March 31, 2009 and December 31, 2009, we had £402.7 million and £415.9 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Fair Value Measurements (Continued)

institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with whom we operate and relate only to derivatives with recorded asset balances at March 31, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At March 31, 2010, based on market values, we had 56.7% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

Note 5—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

        Our results could be materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

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

        When practical, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as "Accounting Hedges" below. When a derivative contract is not designated as an Accounting Hedge, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as "Economic Hedges" below. We do not enter into derivatives for speculative trading purposes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at March 31, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.5	£0.3
Economic Hedge
Foreign currency forward rate contracts	4.7	1.9

	£5.2	£2.2

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£139.4	£63.7
Economic Hedge
Cross-currency interest rate swaps	157.2	169.5
Other	—	1.9

	£296.6	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	0.1	2.4
Interest rate swaps	3.3	3.1

	£3.4	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£21.0
Cross-currency interest rate swaps	10.9	27.6
Economic Hedge
Interest rate swaps	56.8	—
Cross-currency interest rate swaps	39.0	58.2

	£106.7	£106.8

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of March 31, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior credit facility.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

        The terms of our outstanding cross-currency interest rate swaps at March 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$89.3m senior notes due 2014
October 2011	Economic	$89.3	£62.9	8.75%	9.42%
$550m senior notes due 2016
August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.4	6.50%	7.01%
Senior credit facility
September 2012	Economic	275.9	149.7	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.13%

		$5,200.9	£3,061.1

€47.3m senior notes due 2014
October 2011	Economic	€47.3	£43.8	8.75%	8.90%
€180m senior notes due 2016
August 2016	Accounting	180.0	158.6	9.50%	10.18%
Senior credit facility
September 2012	Economic	299.8	207.9	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€527.1	£410.3

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1,000 million senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of March 31, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The terms of our outstanding interest rate swap contracts at March 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
April 2010	Economic	£3,000.0	3 month LIBOR	2.18%
April 2010 to April 2011	Economic	200.0	3 month LIBOR	2.58%
April 2010 to September 2012	Economic	1,300.0	3 month LIBOR	3.07%
Other
April 2010 to March 2013	Economic	£300.0	3 month LIBOR	3.28%
April 2010 to March 2013	Economic	300.0	1.86%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of March 31, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Commited and forecasted purchases
April 2010 to December 2010	Economic	$100.6	£61.7	1.6306
June 2010 to December 2010	Accounting	$8.5	£5.3	1.6106
April 2010 to June 2010	Accounting	ZAR 13.2	£1.0	12.6893

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (Continued)

flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three months ended March 31, 2010, there were no ineffectiveness losses recognized. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three months ended March 31, 2010 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income	95.8	—	95.1	0.7	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange gain	(127.9)	—	(127.9)	—	—
Interest expense	(2.7)	—	(2.7)	—	—
Operating costs	(0.2)	—	—	(0.2)	—

Balance at March 31, 2010	£(57.9)	£—	£(42.4)	£0.5	£(16.0)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax gains that would be reclassified from other comprehensive income to earnings would be nil, £6.1 million and £0.5 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 6—Restructuring and Other Charges

        Restructuring and other charges of £0.4 million for the three months ended March 31, 2010 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008 partially offset by revisions in cash flow estimates for lease exit costs in relation to our historic and 2006 acquisition restructuring activities. Restructuring and other charges of £5.1 million for the three months ended March 31, 2009 related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008.

        In connection with our 2008 restructuring program, we expect to incur operating expenditures of between £140 million to £155 million and capital expenditures of between £40 million to £45 million in connection with this program over a three-year period.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Restructuring and Other Charges (Continued)

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for the restructuring plan announced in 2008 by Virgin Media (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended March 31, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2009	£12.2	£27.0	£1.7	£15.0	£55.9
Amendments offset against goodwill	—	(0.3)	—	—	(0.3)
Charged to expense	0.4	—	0.4	1.3	2.1
Revisions	(0.4)	(1.1)	(0.2)	—	(1.7)
Utilized	(1.3)	(1.8)	(1.0)	(1.6)	(5.7)

Balance, March 31, 2010	£10.9	£23.8	£0.9	£14.7	£50.3

Note 7—Share Based Compensation

Stock Option Plans

        We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at March 31, 2010, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2009 Annual Report.

Note 8—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2010	2009
Net loss for period	£(151.7)	£(151.8)
Currency translation adjustment	0.1	(0.4)
Net unrealized gains (losses) on derivatives, net of tax	95.8	(22.1)
Reclassification of derivative gains to net income, net of tax	(98.4)	(3.5)

Comprehensive loss	£(154.2)	£(177.8)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Comprehensive Loss (Continued)

        The components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in millions):

	March 31, 2010	December 31, 2009
Foreign currency translation	£(0.1)	£(0.2)
Pension liability adjustments	(82.3)	(82.3)
Net unrealized gains on derivatives	(57.9)	(55.3)

	£(140.3)	£(137.8)

Note 9—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are wholly owned subsidiaries of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended March 31,
	2010	2009
Operating costs	£10.6	£13.4
Selling, general and administrative expenses	11.3	12.4

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Note 10—Contingent Liabilities

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

        Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Contingent Liabilities (Continued)

estimated contingent losses totaling £35.9 million as of March 31, 2010 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be required and therefore the timescale for resolution is not expected to occur within the next financial year.

Note 11—Industry Segments

        Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations. While both companies have operating segments, consisting of Consumer, Business and Content, which are consistent with Virgin Media's operating segments, financial information is only prepared and reviewed by the CODM at the consolidated level. As such, there are no separable reportable segments for either of the companies.

        Virgin Media's Consumer segment, is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on its cable network, the provision of broadband and fixed line telephone services to residential customers outside of its cable network, and the provision of mobile telephony and broadband to residential customers.

        Virgin Media's Business segment comprises its operations carried out through Virgin Media Business, which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments (Continued)

        The following segment information is based on the consolidated results of Virgin Media for the three month periods ended March 31, 2010 and 2009 (in millions):

	Three months ended March 31, 2010
	Consumer	Business	Content	Total
Revenue	£789.5	£139.9	£33.8	£963.2
Inter segment revenue	—	—	7.1	7.1
Segment contribution	£480.5	£76.1	£6.6	£563.2

	Three months ended March 31, 2009
	Consumer	Business	Content	Total
Revenue	£753.3	£149.8	£32.6	£935.7
Inter segment revenue	—	—	6.6	6.6
Segment contribution	£438.2	£82.6	£6.9	£527.7

        Revenue in the table above includes £25.8 million and £28.1 million for the three months ended March 31, 2010 and 2009, respectively, related to subsidiaries of Virgin Media that are not consolidated in either of the companies. The reconciliation of total segment contribution to our consolidated operating income is as follows (in millions):

	Three months ended March 31,
	2010	2009
Total segment contribution	£563.2	£527.7
Other operating and corporate costs	206.8	215.4
Depreciation	242.9	232.7
Amortization	37.1	61.2
Operating loss of subsidiaries not consolidated in either of the companies	(1.6)	(3.2)
Restructuring and other charges	0.4	5.4

Consolidated operating income	£77.6	£16.2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

        We are a leading provider of entertainment and communications services in the U.K., offering "quad-play" broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. We are also one of the U.K.'s largest mobile virtual network operators by number of customers. In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also provide a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates our wholly owned channels, such as Virgin1, Living and Bravo; and through UKTV, our joint ventures with BBC Worldwide.

        Our operating segments are as follows:

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

        Our revenue by segment for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	Three months ended March 31,
	2010		2009
Consumer Segment	£789.5	82.0%	£753.3	80.5%
Business Segment	139.9	14.5	149.8	16.0
Content Segment	33.8	3.5	32.6	3.5

	£963.2	100.0%	£935.7	100.0%

        For further discussion of our business, please refer to our 2009 Annual Report.

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect all of the segments in which we operate are as follows:

        General Macroeconomic Factors.    General macroeconomic factors in the U.K. have an impact on our business. For example, during an economic slowdown, potential and existing customers may be less willing or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense. In addition, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. We have experienced a decrease in advertising revenues generated through our television programming and broadband internet platforms, except to the extent offset by an increase in our share of the advertising market.

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

        Mobile ARPU.    Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, rather than lower lifetime value prepay customers, particularly through cross-selling to our cable customer base. Consequently, the number of prepay customers is expected to continue to decline in 2010, along with prepay usage.

        Churn.    Churn is the proportion of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors like competition, the economy and, in respect of our cable business, customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver a service without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT Group plc, or BT; resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Talk Talk Telecom Group PLC; alternative internet access services like DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including O2, Orange, Vodafone, T-Mobile and 3 U.K., and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

        Distribution.    We rely, to a large extent, upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new mobile customers or retain existing customers may be adversely affected. We also distribute our products through our own retail outlets.

Business Segment

        Factors particularly affecting our Business segment include competition, pricing and operational effectiveness.

        Competition.    Our ability to acquire and retain business customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless plc, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, we also compete with regional providers, such as COLT Telecom Group plc, which have a strong network presence within limited geographic areas. Recently we have also faced increasing competition from the launch of services by MNOs.

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

        For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2009 Annual Report.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenue

        For the three months ended March 31, 2010, revenue increased by 2.9% to £963.2 million from £935.7 million for the three months ended March 31, 2009. Increases in revenue recognized in our Consumer and Content segments were partially offset by a decline in revenue in our Business segment, as more fully described in the segment discussions below.

Operating Costs

        Operating costs for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three months ended March 31,
			Increase/ (Decrease)
	2010	2009
Operating costs:
Consumer cost of sales	£226.2	£239.4	(5.5)%
Business cost of sales	44.9	51.0	(12.0)
Content cost of sales	24.6	23.2	6.0
Network and other operating costs	103.4	100.1	3.3

Total operating costs	£399.1	£413.7	(3.5)%

        For the three months ended March 31, 2010, operating costs decreased by 3.5% to £399.1 million from £413.7 million during the same period in 2009. This decrease was primarily attributable to declines in Consumer segment and Business segment cost of sales, partially offset by increased Content segment cost of sales and network and other operating costs. Consumer cost of sales decreased primarily as a result of lower fixed line telephony costs as a result of lower usage along with lower mobile telephone costs as a result of lower wholesale rates. These declines were partially offset by increased costs in relation to greater bundled volumes provided to mobile contract customers. Business cost of sales decreased primarily as a result of lower Business segment revenue. Content cost of sales increased as a result of increased programming investment to support growth in the number of viewers of our channels. Network and other operating costs increased mainly due to greater install activity resulting from customer additions during the period. As a result of these changes, operating costs as a percentage of revenue decreased to 41.4% for the three months ended March 31, 2010 from 44.2% for the three months ended March 31, 2009.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three months ended March 31,
			Increase/ (Decrease)
	2010	2009
Selling, general and administrative expenses:
Employee and outsourcing costs	£117.8	£115.3	2.2%
Marketing costs	41.0	31.3	31.0
Facilities	17.7	20.5	(13.7)
Other	31.2	42.6	(26.8)

Total selling, general and administrative expenses	£207.7	£209.7	(1.0)%

        For the three months ended March 31, 2010, selling, general and administrative expenses decreased by 1.0% to £207.7 million from £209.7 million for the three months ended March 31, 2009. This decrease was primarily due to lower facilities and other costs, partially offset by higher marketing costs and employee and outsourcing costs. Lower facilities costs were mainly due to lower operating costs resulting from site closures in prior periods. Lower other costs were due to a reduction in IT and legal expenses as compared to the prior period. Higher employee and outsourcing costs were mainly due to costs related to an increase in share based compensation and pension costs. Marketing costs were higher primarily due to increased marketing activity in our Consumer segment and the cost of rebranding in our Business segment to Virgin Media Business.

Restructuring and Other Charges

        Restructuring and other charges were £0.4 million in the three months ended March 31, 2010 which included £1.5 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008 offset by revisions in cash flow estimates for our historical programs of £1.1 million. Restructuring and other charges were £5.4 million in the three months ended March 31, 2009, comprised of £9.9 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008, offset by a £4.5 million reduction in the accruals from lease exit costs in connection with our historical programs.

Depreciation Expense

        For the three months ended March 31, 2010, depreciation expense increased by 4.4% to £242.9 million from £232.7 million for the three months ended March 31, 2009. The increase in depreciation expense was primarily a result of increases in depreciation in respect of new fixed assets, partially offset by fixed assets becoming fully depreciated.

Amortization Expense

        For the three months ended March 31, 2010, amortization expense decreased to £37.1 million from £61.2 million for the three months ended March 31, 2009. The decline in amortization expense was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2009.

Interest Income and Other, Net

        For the three months ended March 31, 2010, interest income and other decreased to £1.1 million, from £3.3 million, for the three months ended March 31, 2009, as a result of lower interest rates throughout the period.

Interest Expense

        For the three months ended March 31, 2010, interest expense increased to £123.3 million from £109.0 million for the three months ended March 31, 2009, primarily as a result of refinancing lower cost bank debt with higher cost bond debt. We paid cash interest of £109.0 million for the three months ended March 31, 2010 and £131.6 million for the three months ended March 31, 2009. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility and senior notes.

Loss on Extinguishment of Debt

        The loss on extinguishment of debt of £32.9 million in the three months ended March 31, 2010 related to the write-off of deferred financing costs resulting from repayments of our senior credit facility from the net proceeds of the senior secured bond issuance on January 19, 2010.

Share of Income From Equity Investments

        For the three months ended March 31, 2010, share of income from equity investments was £7.6 million as compared with income of £2.5 million for the same period in 2009. The share of income from equity investments in the three months ended March 31, 2010 was primarily our proportionate share of the income earned by UKTV. The share of income from equity investments in the three months ended March 31, 2009 was largely comprised of our proportionate share of the income earned by UKTV, partially offset by our share of the losses incurred by Setanta Sports News. Setanta Sports News ceased broadcasting on June 23, 2009 when Setanta Sports Limited entered administration.

Loss on Derivative Instruments

        The loss on derivative instruments of £21.0 million in the three months ended March 31, 2010 was mainly driven by the reclassification of losses on derivative contracts previously designated as accounting hedges from accumulated other comprehensive income to earnings, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar. The loss from derivative instruments of £21.2 million in the three months ended March 31, 2009 was mainly driven by the euro weakening against the pound sterling in the quarter, which resulted in a reduction in the fair value of euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes.

Foreign Currency Loss

        The foreign currency loss of £69.8 million in the three months ended March 31, 2010 was primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on our convertible senior notes and the U.S. dollar denominated tranches of our senior credit facility. The foreign currency loss of £11.9 million in the three months ended March 31, 2009 was primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on our convertible senior notes.

Income Tax Benefit (Expense)

        For the three months ended March 31, 2010, income tax benefit was £1.9 million as compared with income tax expense of £9.6 million for the same period in 2009. The income tax benefit relates primarily to consortium tax relief receivable from our joint venture operations. The income tax expense in the prior year primarily related to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the quarter.

Net Loss From Continuing Operations

        For the three months ended March 31, 2010, net loss from continuing operations increased to £160.4 million compared with a net loss of £132.9 million for the same period in 2009 due to the factors discussed above.

Loss From Discontinued Operations

        For the three months ended March 31, 2010, net loss from discontinued operations was nil compared with a loss of £21.1 million for the same period in 2009 relating to our former sit-up operations.

Net Loss From Continuing Operations Per Share

        Basic and diluted net loss from continuing operations per common share for the three months ended March 31, 2010 was £0.49 compared to £0.41 for the three months ended March 31, 2009. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 329.7 million shares issued in the three months ended March 31, 2010 and a weighted average of 328.2 million shares issued for the same period in 2009. Options, warrants and shares issuable under our convertible senior notes and shares of restricted stock held in escrow outstanding at March 31, 2010 and March 31, 2009 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

Segmental Results of Operations from Continuing Operations for the Three Months Ended March 31, 2010 and 2009

        A description of the products and services, as well as financial data, for each segment can be found in note 10 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of March 31, 2010. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs, depreciation and amortization. Restructuring and other charges and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure which is shared by our Consumer and Business segments.

        In the last quarter of 2009 we changed the description that we previously used for "Revenue Generating Units", or RGUs to "Products". There is no change to the definition or calculation. We also have changed the description that we previously used for "on-net" and "off-net" to "cable" and "non-cable" respectively. There is no change to the definition.

Consumer Segment

        The summary combined results of operations of our Consumer segment for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three months ended March 31,
			Increase/ (Decrease)
	2010	2009
Revenue	£789.5	£753.3	4.8%
Segment contribution	480.5	438.2	9.7

  Revenue

        Our Consumer segment revenue for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	Three months ended March 31,
			Increase/ (Decrease)
	2010	2009
Revenue:
Cable	£640.0	£604.0	6.0%
Mobile(1)	131.9	135.3	(2.5)
Non-cable	17.6	14.0	25.7

Total revenue	£789.5	£753.3	4.8%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the three months ended March 31, 2010, revenue from our Consumer segment customers increased by 4.8% to £789.5 million from revenue of £753.3 million for the three months ended March 31, 2009. This increase was primarily due to an increase in cable and non-cable revenues, partially offset by a decrease in mobile revenue.

        The increase in cable revenue was primarily due to selective price increases as well as additional cable customers, partially offset by continued decline in fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

        Cable ARPU increased to £45.01 for the three months ended March 31, 2010 from £42.74 for the three months ended March 31, 2009. The increase in cable ARPU was mainly due to the selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage. Our focus on acquiring new bundled customers and on cross-selling to existing customers is demonstrated by cable products per customer increasing to 2.48 at March 31, 2010 from 2.43 at March 31, 2009, and by "triple-play" penetration growing to 61.9% at March 31, 2010 from 57.6% at March 31, 2009. A triple-play customer is a customer who subscribes to our cable television, broadband and fixed line telephone services.

        For the three months ended March 31, 2010, mobile revenue decreased to £131.9 million from £135.3 million for the three months ended March 31, 2009. The decrease was attributable to equal declines in both service and equipment revenues. The service revenue decrease was mainly driven by the declining base of prepay mobile subscribers together with lower mobile termination rates that came into force following regulatory changes in April 2009, partially offset by an increase in contract mobile subscribers and increased data revenue. The equipment revenue decrease was due to fewer handset sales and lower average revenue per unit.

        Mobile ARPU increased to £13.70 for the three months ended March 31, 2010 from £13.14 for the three months ended March 31, 2009. The increase was primarily due to the increased proportion of our higher value contract customers relative to the total number of mobile customers, which rose to 33.7% at March 31, 2010 from 21.8% at March 31, 2009, and increased usage of voice and texts, partially offset by declining rates for those services and lower mobile termination rates as described above.

        Non-cable revenue for the three months ended March 31, 2010 increased to £17.6 million from £14.0 million for the three months ended March 31, 2009 following the launch of wholesale line rental in August 2009 as discussed further in Summary Non-cable Statistics below.

  Consumer Segment Contribution

        For the three months ended March 31, 2010, Consumer segment contribution increased to £480.5 million from £438.2 million for the three months ended March 31, 2009. This increase was primarily due to the net increase in Consumer revenue, as described above, and lower telephony costs resulting from lower telephony usage, partially offset by higher selective marketing expense.

  Summary Cable Statistics

        Selected statistics for our cable customers, for the three months ended March 31, 2010 as well as the four prior quarters are set forth in the table below. Our net customer movement for the three months ended March 31, 2010 was an increase of 38,300 customers, being the net of gross additions and disconnections (net additions). The increase in net additions compared with the three months ended March 31, 2009 was primarily the result of higher gross additions and fewer disconnections which we believe is the result of improved product propositions in recent periods. Customer churn remained flat at 1.1% for both the three months ended March 31, 2010 and 2009. The total number of cable products grew to 11,817,700 at March 31, 2010 from 11,440,700 at March 31, 2009, representing a net increase in products of 377,000.

	Three months ended
	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
Opening customers(1)	4,723,500		4,694,900		4,686,800		4,713,000		4,705,900
Customer additions	193,100		198,600		213,800		159,500		167,200
Customer disconnects	(154,800)		(170,000)		(205,700)		(185,700)		(160,100)

Net customer movement	38,300		28,600		8,100		(26,200)		7,100

Closing customers(1)	4,761,800		4,723,500		4,694,900		4,686,800		4,713,000
Cable churn(1)(2)	1.1%		1.2%		1.5%		1.3%		1.1%
Cable products:
Television(1)	3,729,600		3,693,900		3,659,700		3,622,700		3,602,300
DTV (included in Television)	3,702,800		3,656,200		3,599,300		3,543,300		3,510,400
ATV (included in Television)(1)	26,800		37,700		60,400		79,400		91,900
Telephone	4,178,000		4,146,600		4,120,000		4,104,000		4,108,300
Broadband	3,910,100		3,837,800		3,774,200		3,735,200		3,730,100
Total cable products	11,817,700		11,678,300		11,553,900		11,461,900		11,440,700
Cable products/Customer(1)	2.48	x	2.47	x	2.46	x	2.45	x	2.43	x
Triple-play penetration(1)	61.9%		61.1%		60.1%		58.9%		57.6%
Cable Average Revenue Per User(1)(3)	£45.01		£45.28		£44.71		£43.72		£42.74
Cable ARPU calculation:
Cable revenue (millions)	£640.0		£640.1		£627.6		£616.8		£604.0
Average customers(1)	4,739,500		4,712,600		4,679,000		4,702,300		4,711,600

(1)
As part of our analog switch off program during the quarter we identified 49,300 analog customers as of December 31, 2009 that we do not expect to convert to digital products and services. These customers were previously reflected in our Summary Cable Statistics as both customers and ATV products. As they do not receive any directly billable services from us they will not be included in our Summary Cable Statistics in future periods. To ensure our statistics are presented on a comparable basis, we have removed 49,300 customers from our customer and ATV product numbers for all previously reported periods. The following statistics have been recalculated: Opening and Closing customers, Cable churn, Cable products—Television and ATV, Cable products/Customer, Triple-play penetration, Cable ARPU, Average customers.

(2)
Cable churn is calculated by taking the total cable customer disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of cable customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)
The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from customers using our virginmedia.com website, by the average number of customers directly connected to our network in that period divided by three.

  Summary Mobile Statistics

        Selected statistics for our mobile customers for the three months ended March 31, 2010 as well as the four prior quarters are set forth in the table below. Between March 31, 2010 and March 31, 2009, the number of mobile customers decreased by a net 208,500. Contract customer gains of 318,600 were offset by net losses of 527,100 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, low tariffs and lower overall lifetime value.

	Three months ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Contract mobile customers(1):
Opening contract mobile customers	949,700	872,600	784,600	712,300	649,400
Net contract mobile customer additions	81,200	77,100	88,000	72,300	62,900

Closing contract mobile customers	1,030,900	949,700	872,600	784,600	712,300
Prepay mobile customers(1):
Opening prepay mobile customers	2,225,000	2,323,300	2,449,500	2,556,000	2,694,000
Net prepay mobile customer additions (disconnections)	(196,100)	(98,300)	(126,200)	(106,500)	(138,000)

Closing prepay mobile customers	2,028,900	2,225,000	2,323,300	2,449,500	2,556,000
Total closing mobile customers:(1)	3,059,800	3,174,700	3,195,900	3,234,100	3,268,300
Mobile average revenue per user(2)	£13.70	£14.00	£13.41	£12.43	£13.14
Mobile ARPU calculation:
Mobile service revenue (millions)	£127.7	£132.9	£129.3	£121.2	£129.4
Average mobile customers	3,106,300	3,164,400	3,213,600	3,251,400	3,283,000

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

Summary Non-cable Statistics

        Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended March 31, 2010 as well as for the four prior quarters are set forth in the table below. Total non-cable products increased by 11,700 during the three months ended March 31, 2010 as compared to a decline of 1,500 non-cable products during the three months ended March 31, 2009. The increase in non-cable products in the current quarter is primarily due to improvements in both broadband and telephone net additions due to the launch of wholesale line rental in August 2009 which allows us to offer a telephone line rental service bundled with our broadband services, which we believe makes our products more attractive to our customers, and new flexible consumer propositions.

	Three months ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Opening customers	267,200	255,200	245,500	247,100	251,900
Net customer movements	3,400	12,000	9,700	(1,600)	(4,800)

Closing customers	270,600	267,200	255,200	245,500	247,100
Opening Non-cable products:
Telephone	139,800	124,900	112,500	109,000	105,500
Broadband	265,700	253,200	245,700	247,000	252,000

	405,500	378,100	358,200	356,000	357,500
Net Non-cable product additions (disconnections):
Telephone	7,800	14,900	12,400	3,500	3,500
Broadband	3,900	12,500	7,500	(1,300)	(5,000)

	11,700	27,400	19,900	2,200	(1,500)
Closing Non-cable products:
Telephone	147,600	139,800	124,900	112,500	109,000
Broadband	269,600	265,700	253,200	245,700	247,000

	417,200	405,500	378,100	358,200	356,000

Business Segment

  Revenue

        The summary combined results of operations of our Business segment for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three months ended March 31,
			Increase/ (Decrease)
	2010	2009
Revenue	£139.9	£149.8	(6.6)%
Segment contribution	76.1	82.6	(7.9)

        Our Business segment revenue for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	Three months ended March 31,
			Increase/ (Decrease)
	2010	2009
Revenue:
Retail:
Voice	£41.5	£46.6	(10.9)%
Data	55.0	51.3	7.2
LAN Solutions and other	6.2	11.1	(44.1)

	102.7	109.0	(5.8)
Wholesale	37.2	40.8	(8.8)

Total revenue	£139.9	£149.8	(6.6)%

        For the three months ended March 31, 2010, revenue from business customers decreased by 6.6% to £139.9 million from £149.8 million for the three months ended March 31, 2009. This decrease was attributable to declines in retail voice, Local Area Network (LAN) solutions and wholesale revenues, partially offset by growth in retail data revenue.

        Retail voice revenue decreased mainly as a result of declining telephony usage and pricing. Retail data revenue increased as a result of our strategy of focusing on higher margin data revenue and increasing demand for our data products. Retail data revenue represented 53.6% of the retail business revenue for the three months ended March 31, 2010 compared with 47.1% for the three months ended March 31, 2009.

        LAN solutions and other revenue in the three months ended March 31, 2010 was £6.2 million compared to £11.1 million in the three months ended March 31, 2009. The majority of this revenue is from infrastructure projects which are non-recurring in nature. LAN solutions and other revenue decreased mainly as a result of a reduction in revenue from public sector organizations and a decline in equipment sales compared with the three months ended March 31, 2009.

        Wholesale revenue decreased to £37.2 million for the three months ended March 31, 2010 from £40.8 million in the same period in 2009 mainly as a result of the loss of certain wholesale contracts.

  Business Segment Contribution

        For the three months ended March 31, 2010, Business segment contribution decreased to £76.1 million from £82.6 million for the three months ended March 31, 2009. The decrease in segment contribution was due primarily to the lower revenue as described above together with higher marketing costs due to the rebranding to Virgin Media Business in the three months ended March 31, 2010.

Content Segment

        The summary results of operations of our Content segment for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three months ended March 31,
			Increase/ (Decrease)
	2010	2009
Revenue	£33.8	£32.6	3.7%
Inter segment revenue	7.1	6.6	7.6
Segment contribution	6.6	6.9	(4.3)

  Revenue

        For the three months ended March 31, 2010, Content segment revenue increased by 3.7% to £33.8 million from £32.6 million for the three months ended March 31, 2009. This increase was due primarily to increased advertising revenue as Virgin Media TV increased its overall share of the TV advertising market.

  Content Segment Contribution

        For the three months ended March 31, 2010, Content segment contribution decreased to £6.6 million from £6.9 million for the three months ended March 31, 2009. The segment contribution decrease is mainly due to an increase in programming investment, partially offset by increased revenue, as described above.

Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £6.5 million and £3.7 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, our investment in UKTV was carried on the balance sheet at £359.4 million, which includes an outstanding loan totaling £125.7 million.

        UKTV receives financing through loans from Virgin Media, which totaled £125.7 million at March 31, 2010. These loans effectively act as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £1.2 million during the three months ended March 31, 2010. We also received dividends, interest payments and payments for consortium tax relief from UKTV totaling £8.5 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

Overview

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. We believe that we will be able to meet our current and medium-term liquidity and capital requirements, including fixed charges, through cash on hand, cash from operations, available borrowings under our revolving credit facility, and our ability to obtain future external financing.

        As of March 31, 2010, we had £6,146.9 million of debt outstanding, compared to £5,974.7 million as of December 31, 2009 and £6,180.0 million as of March 31, 2009, and £420.7 million of cash and cash equivalents, compared to £430.5 million as of December 31, 2009 and £139.6 million as of March 31, 2009. The decrease in debt since March 31, 2009 is due to repayments offset by adverse movements in exchange rates. The increase in debt from December 31, 2009 is primarily due to adverse movements in exchange rates.

        On January 19, 2010, we issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by our wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.50% senior secured notes due 2018 and £875 million of 7.00% senior secured notes due 2018, collectively referred to as the senior secured notes. For more information see "—Senior Secured Notes" below. The net proceeds from the issuance of the senior secured notes were used to repay £1,453.0 million of our obligations under our senior facilities agreement dated March 3, 2006, as amended and restated, or the old senior credit facility.

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under a new senior facilities agreement dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment in full of all amounts outstanding under our old senior credit facility and for general corporate purposes. The new senior credit facility comprises a term loan A facility in an aggregate principal amount of £1,000 million, a term loan B facility in an aggregate principal amount of £675 million and a revolving credit facility in aggregate principal amount of £250 million. For more information see "—Senior Credit Facility" below.

        We have also notified the holders of our senior notes due 2014 of our intention to redeem the full outstanding principal amount of such senior notes on May 12, 2010, using cash from our balance sheet. For more information see "—Unsecured Senior Notes" below.

        Our long term debt was issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries and receivables under intercompany loans. As a result, they will depend upon the receipt of sufficient funds from their respective subsidiaries or payments under intercompany loans to meet their obligations. In addition, the terms of our existing and future indebtedness and the laws of the jurisdictions under which our subsidiaries are organized limit the payment of dividends, loan repayments and other distributions from them under many circumstances.

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

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 and 2009

        For the three months ended March 31, 2010, cash provided by operating activities increased to £187.2 million from £129.2 million for the three months ended March 31, 2009. This increase was attributable to the improvement in operating results. For the three months ended March 31, 2010, cash paid for interest, exclusive of amounts capitalized, decreased to £109.0 million from £131.6 million during the same period in 2009. This decrease was the result of differences in the timing of interest payments on our senior credit facility.

        For the three months ended March 31, 2010, cash used in investing activities was £179.3 million compared with cash used in investing activities of £141.7 million for the three months ended March 31, 2009. The cash used in investing activities in the three months ended March 31, 2010 and 2009 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £181.5 million for the three months ended March 31, 2010 from £144.4 million for the same period in 2009 primarily due to increased costs in relation to upgrading and extending our broadband and TV network architecture and timing of payments to suppliers.

        Cash used in financing activities for the three months ended March 31, 2010 was £20.3 million compared to £21.4 million for the three months ended March 31, 2009. Cash used in financing activities for the three months ended March 31, 2010 was primarily from principal payments on long term debt offset by new debt issuances. Cash used in financing activities for the three months ended March 31, 2009 was primarily used for principal payments on long term debt and capital lease and dividend payments.

Senior Credit Facility

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility, and applied the proceeds towards the repayment in full of all amounts outstanding under our old senior credit facility as at the draw down date. The new senior credit facility comprise a term loan A, or Tranche A, facility in an aggregate principal amount of £1,000 million; a term loan B, or Tranche B, facility in an aggregate principal amount of £675 million; and a revolving credit facility in aggregate principal amount of £250 million. The proceeds from Tranches A and B facilities may also be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes. Our old senior credit facility, which was repaid in full on April 19, 2010, was comprised of amortizing term loan A facilities, bullet repayment term loan B and C facilities and multi-currency revolving credit facilities.

Principal Amortization

        As of March 31, 2010, the amortization schedule under our old senior credit facility was (in millions):

Date	Amount
September 30, 2010	£—
March 3, 2011	—
June 3, 2012	—
September 3, 2012	1,340.0
March 3, 2013	300.0

Total	£1,640.0

        Following the repayments made on April 19, 2010, there were no outstanding amounts under our old senior credit facility.

        The final maturity date of Tranche A and the revolving credit facility under our new senior credit facility is June 30, 2015 and the final maturity date of Tranche B is December 31, 2015. The principal repayment schedule for the term facilities under our new senior credit facility is (in millions):

Date	Amount
Tranche A
June 30, 2011	£150.0
June 30, 2012	175.0
June 30, 2013	200.0
June 30, 2014	200.0
June 30, 2015	275.0
Tranche B
December 31, 2015	675.0

Total	£1,675.0

Mandatory Prepayments

        Our new senior credit facility must be prepaid in certain circumstances by certain amounts, including:

  •
  50% of excess cash flow in each financial year, which percentage may be reduced to 25% or 0% if certain leverage ratios are met;

  •
  50% of the net cash proceeds of any issuance of equity greater than £10 million subject to customary exceptions, which percentage may be reduced to 25% or 0% if certain leverage ratios are met;

  •
  from the net proceeds of insurance claims subject to an aggregate prepayment threshold amount, other minimum thresholds and customary exceptions;

  •
  from the net proceeds of certain asset disposals subject to an aggregate prepayment threshold amount, other minimum thresholds and customary exceptions; and

  •
  from the net proceeds of certain actions (including a sale, spin-off or distribution) taken with respect to all or part of our content division in excess of £200 million subject to minimum thresholds and customary exceptions.

        In addition, the outstandings under our new senior credit facility must be repaid and all commitments will be cancelled upon the occurrence of a change of control.

Interest Margins

        The annual rate of interest payable under our new senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), plus (ii) the applicable interest margin and (iii) the applicable cost of complying with any mandatory costs requirement.

        The applicable interest margin for Tranche A and the revolving credit facility under our new senior credit facility depends upon the total net leverage ratio of the bank group (which comprises VMIH and most of its subsidiaries, and certain other operating companies which are subsidiaries of Virgin Media Inc. but not of VMIH) then in effect as set forth below:

Leverage Ratio	Margin
Greater than 3.75:1.00	3.50%
Equal to or less than 3.75:1.00 but greater than 3.25:1.00	3.25%
Equal to or less than 3.25:1.00 but greater than 2.75:1.00	3.00%
Equal to or less than 2.75:1.00	2.75%

        The applicable interest margin for Tranche B is 3.75%.

Guarantees; Security

        The security granted in respect of our new senior credit facility on the draw down date includes substantially all of the assets of the bank group. Our new senior credit facility requires that members of the bank group which generate not less than 80% of the consolidated operating cash flow of the bank group (excluding the consolidated net income attributable to any joint venture) in any financial year guarantee the payment of all sums payable under our new senior credit facility and such members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable under our new senior credit facility. Virgin Media Finance PLC has also provided a guarantee for the payment of all sums payable under our new senior credit facility and has secured its obligations under that guarantee by granting security over its interest in the intercompany debt owed to it by its direct subsidiary VMIH and over all of the shares in VMIH.

Financial Maintenance Covenants

        Our new senior credit facility contains the following financial covenant ratios:

  •
  Consolidated net debt to consolidated operating cashflow, which we refer to as the leverage ratio; and

  •
  Consolidated operating cashflow to consolidated total net cash interest payable, which we refer to as the interest coverage ratio.

        The minimum required ratios are outlined below:

Quarter Date	Leverage Ratio	Interest Coverage Ratio
June 30, 2010	4.85:1.00	2.50:1.00
September 30, 2010	4.80:1.00	2.55:1.00
December 31, 2010	4.70:1.00	2.65:1.00
March 31, 2011	4.60:1.00	2.75:1.00
June 30, 2011	4.40:1.00	2.80:1.00
September 30, 2011	4.35:1.00	2.85:1.00
December 31, 2011	4.30:1.00	2.95:1.00
March 31, 2012	4.25:1.00	3.00:1.00
June 30, 2012	4.10:1.00	3.05:1.00
September 30, 2012	4.10:1.00	3.10:1.00
December 31, 2012	4.10:1.00	3.10:1.00
March 31, 2013	4.05:1.00	3.15:1.00
June 30, 2013	3.85:1.00	3.20:1.00
September 30, 2013	3.80:1.00	3.25:1.00
December 31, 2013	3.80:1.00	3.35:1.00
March 31, 2014	3.75:1.00	3.45:1.00
June 30, 2014	3.55:1.00	3.55:1.00
September 30, 2014	3.55:1.00	3.70:1.00
December 31, 2014	3.50:1.00	3.80:1.00
March 31, 2015	3.50:1.00	3.95:1.00
June 30, 2015	3.25:1.00	4.00:1.00
September 30, 2015	3.25:1.00	4.00:1.00
December 31, 2015	3.00:1.00	4.00:1.00

        As shown in the table above, the required levels become more restrictive over time. As a result, we will need to continue to improve our operating performance over the next several years to meet these levels. Failure to meet these covenant levels would result in a default under our new senior credit facility.

Restrictions

        Our new senior credit facility significantly, and in some cases absolutely, restricts the ability of the members of the bank group to, among other things:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  dispose of assets, including the capital stock of subsidiaries;

  •
  create liens;

  •
  enter into agreements that restrict the ability of the members of the bank group to make payments or other distributions in cash to other members of the bank group;

  •
  merge or consolidate or transfer all or substantially all of their assets; and

  •
  enter into transactions with affiliates.

        The new senior credit facility also contains certain carve-outs from these limitations.

Events of Default

        The occurrence of events of default specified in our new senior credit facility entitle the lenders, after the expiry of any grace periods, as applicable, to cancel any undrawn portion of the facilities, require the immediate payment of all amounts outstanding under the facilities and enforce or direct the security trustee to enforce the security interests that have been granted. These events of default include, among other things:

  •
  failure to make payments of principal or interest when due;

  •
  breaches of representations;

  •
  breaches of obligations and undertakings under our new senior credit facility or related finance documents, including failure to comply with financial covenants;

  •
  cross-defaults to other indebtedness of any member of the group, subject to certain threshold amounts and other customary exceptions;

  •
  the occurrence of insolvency contingencies affecting the Company, Virgin Media Finance PLC, any borrower under our new senior credit facility or any guarantor that is a material subsidiary;

  •
  repudiation of the new senior credit facility or related finance documents;

  •
  illegality; and

  •
  the occurrence of any event or circumstance which would have a material adverse effect on the business, assets or financial condition of the obligors under our new senior credit facility taken as a whole or any obligor's payment or other material obligations under our new senior credit facility or related finance documents.

        For the full text of our new senior credit facility, see Virgin Media Inc.'s current report on Form 8-K, as filed with the SEC on April 12, 2010.

Unsecured Senior Notes

        In November 2009, Virgin Media Finance issued U.S. dollar denominated 8.375% senior notes due 2019 with a principal amount outstanding of $600 million and sterling denominated 8.875% senior notes due 2019 with a principal amount outstanding of £350 million, collectively, the senior notes due 2019. Interest on the senior notes due 2019 is payable on April 15 and October 15 of each year. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2016. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

        In June 2009, Virgin Media Finance issued U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $750 million and euro denominated 9.50% senior notes due 2016 with a principal amount outstanding of €180 million. In July 2009, Virgin Media Finance issued additional U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $600 million. The U.S. dollar denominated senior notes issued in June 2009 and July 2009, respectively, are treated as a single issuance of the same notes under the indenture for these notes. We refer to all these notes, collectively, as the 9.50% senior notes due 2016. Interest on the 9.50% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014 and 2019 and its 9.125% senior notes due 2016. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

        In July 2006, Virgin Media Finance issued U.S. dollar denominated 9.125% senior notes due 2016 with a principal amount outstanding of $550 million. The 9.125% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding 9.50% senior notes due 2016 and its senior notes due 2014 and 2019. Interest on the 9.125% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.125% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

        In April 2004, Virgin Media Finance issued U.S. dollar denominated 8.75% senior notes due 2014 with a principal amount outstanding of $425 million, sterling denominated 9.75% senior notes due 2014 with a principal amount outstanding of £375 million, and euro denominated 8.75% senior notes due 2014 with a principal amount outstanding of €225 million, collectively, the senior notes due 2014. Interest is payable on the senior notes due 2014 on April 15 and October 15 of each year. The senior notes due 2014 mature on April 15, 2014 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. In December 2009, we partially redeemed the senior notes due 2014 using the proceeds from the offering of senior notes due 2019. Following this partial redemption, the U.S. dollar denominated senior notes due 2014 have a principal amount outstanding of $89.3 million, the sterling denominated senior notes due 2014 have a principal amount outstanding of £78.8 million, and the euro denominated senior notes due 2014 have a principal amount outstanding of €47.3 million, totaling an aggregate principal outstanding amount of £179.7 million (based on sterling equivalent amounts on March 31, 2010). On April 12, 2010 we issued redemption notices to the holders of the 2014 notes, pursuant to which we undertook to redeem the remaining outstanding principal amount of the senior notes due 2014 on May 12, 2010. The redemption price will be 102.917% of the principal amount of the U.S. dollar denominated and the euro denominated senior notes due 2014 and 103.250% of the principal amount of the sterling denominated senior notes due 2014. The estimated cost of redemption of these notes, inclusive of the cost to unwind the derivative contracts entered as economic hedges of these notes, is £193.9 million.

Senior Secured Notes

        On January 19, 2010, our wholly owned subsidiary Virgin Media Secured Finance PLC issued U.S. dollar denominated 6.50% senior secured notes due 2018 with a principal amount outstanding of $1.0 billion and sterling denominated 7.00% senior secured notes due 2018 with a principal amount outstanding of £875 million, collectively, the senior secured notes due 2018. Interest is payable on the senior secured notes due 2018 on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our new senior credit facility and, subject to certain exceptions, share in the same guarantees and security which has been granted in favor of our new senior facilities. See "—Senior Credit Facility—Guarantees; Security" above.

Convertible Senior Notes

        In April 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under our new senior credit facility and rank equally with Virgin Media Inc.'s guarantees of the senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

        Our 2009 Annual Report contains a more detailed description of the terms of our convertible senior notes.

Debt Ratings

        To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The corporate debt ratings and outlook assigned by the rating agencies engaged by us as of March 31, 2010 are as follows:

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Stable
Standard & Poor's	B+	Stable
Fitch	BB	Stable

Cash Dividends

        During the year ended December 31, 2009 and the three months ended March 31, 2010, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2
Three months ended March 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8

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

Off-Balance Sheet Arrangements

        As of March 31, 2010 and 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of March 31, 2010, and the periods in which payments are due (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long Term Debt Obligations	£6,165.6	£0.4	£1,640.3	£179.8	£4,345.1
Capital Lease Obligations	259.5	51.4	100.8	15.0	92.3
Operating Lease Obligations	338.7	70.4	108.9	72.9	86.5
Purchase Obligations	804.1	491.9	204.2	53.5	54.5
Interest Obligations	2,930.7	463.3	880.9	726.8	859.7

Total	£10,498.6	£1,077.4	£2,935.1	£1,048.0	£5,438.1

Early Termination Charges		£21.3	£5.6	£0.1	£—

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

        Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of March 31, 2010, £3,200.3 million, or 50.6%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £469.5 million, or 7.4%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce, but not eliminate, the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 5 to the consolidated financial statements of Virgin Media Inc.

        The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of March 31, 2010 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
								Fair Value March 31, 2010
	2010	2011	2012	2013	2014	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$89.3	$4,500.0	$4,589.3	$5,029.2
Variable rate	—	—	$275.9	—	—	—	$275.9	$275.2
Average interest rate			LIBOR		8.750%	7.971%
			plus 3.5%
Average forward exchange rate			0.66		0.66	0.65
Euros
Fixed rate	—	—	—	—	€47.3	€180.0	€227.3	€249.4
Variable rate	—	—	€299.8	—	—	—	€299.8	€299.1
Average interest rate			LIBOR		8.750%	9.5%
			plus 3.5%
Average forward exchange rate			0.90		0.92	0.93
Pounds Sterling
Fixed rate	—	—	—	—	£78.8	£1,225.0	£1,303.8	£1,335.9
Variable Rate	—	—	£1,190.8	—	—	—	£1,190.8	£1,187.8
Average interest rate			LIBOR		9.750%	7.536%
			plus 1.25 - 3.625%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	—	$89.3	$275.9	—	$3,500.0	$3,865.2	£144.0
Average forward exchange rate			0.70	0.54		0.60
Average sterling interest rate paid			9.42%	LIBOR		8.74%
				plus 2.13%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£44.0
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	—	€47.3	€299.8	—	€180.0	€527.1	£58.7
Average contract exchange rate			0.93	0.69		0.88
Average sterling interest rate paid			8.90%	LIBOR		10.18
				plus 2.16%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount		£3,000.0	£200.0	£1,300.0	—	—	£4,500.0	£(56.9)
Average sterling interest rate paid		2.18%	2.58%	3.07%
Sterling interest rate received		LIBOR	LIBOR	LIBOR

ITEM 4.   CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in the risk factors discussed under "Risk Factors" and elsewhere in our 2009 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
March 1-31, 2010	120,655	$17.05	—	—

Total	120,655	17.05	—	—

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

(2)
Based on the mid-market share price of our common stock on the date of the net issuance transactions.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    (REMOVED AND RESERVED).

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2
Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.3
Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
4.1
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
4.2
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
4.3*
Group Intercreditor Deed, dated March 3, 2006, as amended and restated on January 8, 2010, between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein.
10.1
Senior Facilities Agreement, dated 16 March 2010, as amended and restated on 26 March 2010, among Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers, BNP Paribas London Branch, Deutsche Bank AG, London Branch, Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs International, J.P. Morgan PLC, Lloyds TSB Corporate Markets, Merrill Lynch International, The Royal Bank of Scotland plc and UBS Limited as Bookrunners and Mandated Lead Arrangers, Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as Security Trustee and the financial and other institutions named in it as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 12, 2010).
10.2
B Facility Accession Deed, dated April 12, 2010, among Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as B Facility Lender and Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 12, 2010).

Exhibit No.	Description
10.3	Schedule to the Virgin Media Inc. 2006 Stock Incentive Plan relating to the Company Share Option Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.4
Description of the 2010-2012 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
10.5
Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.6
Form of Non-qualified Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.7
Form of Incentive Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.8
Form of Company Share Option Plan Option Certificate used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).
10.9
Description of the Virgin Media Inc. 2010 Bonus Scheme (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
10.10
Amendment Letter, dated as of December 16, 2009, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
10.11
Amendment Letter, dated as of February 4, 2010, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
10.12
Form of Supplemental Incentive Stock Option Notice for Mark Schweitzer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 1, 2010).
10.13
Form of the Supplemental Incentive Stock Option Notice for Mark Schweitzer with respect to time based options (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2010).

Exhibit No.	Description
10.14	Form of the Supplemental Incentive Stock Option Notice for Mark Schweitzer with respect to performance based options (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2010).
10.15
Amendment Letter, dated as of December 15, 2009, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: May 6, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: May 6, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: May 6, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: May 6, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer