Form 10-Q
period 2010-06-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2010-08-04
CIK 1270400, 1322791, 1481423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50886

VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)

VIRGIN MEDIA INVESTMENTS LIMITED
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

         As of August 2, 2010, there were 331,911,102 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding.

         The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See "Note Concerning the Additional Registrants" in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2010
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

Note Concerning the Additional Registrants

        VMIH is a wholly owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly owned indirect subsidiary of Virgin Media Inc. VMIH is a guarantor of the unsecured senior notes issued by Virgin Media Finance. VMIH is also a guarantor of the senior secured notes issued by Virgin Media Secured Finance PLC. VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility.

        VMIL is a wholly owned subsidiary of VMIH and a wholly owned indirect subsidiary of Virgin Media Inc. VMIL is also a guarantor of the unsecured senior notes issued by Virgin Media Finance and the senior secured notes issued by Virgin Media Secured Finance PLC. VMIL carries on the same business as Virgin Media.

        As the guarantees granted by VMIH and VMIL are not deemed to be unconditional, separate financial statements for these wholly owned indirect subsidiaries of Virgin Media Inc. have been included in this quarterly report pursuant to the rules and regulations of the SEC. Unless otherwise indicated, the discussion contained in this report applies to Virgin Media as well as VMIH and VMIL. Both VMIH and VMIL are incorporated in England and Wales, with their respective registered offices at 160 Great Portland Street, London W1W 5QA, United Kingdom. Neither VMIH nor VMIL is an accelerated filer.

Financial Information and Currency of Financial Statements

        All of the financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except par value)

	June 30, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£414.9	£430.5
Restricted cash	5.5	6.0
Accounts receivable—trade, less allowances for doubtful accounts of £10.0 (2010) and £9.0 (2009)	394.2	403.1
Inventory for resale	19.3	12.9
Derivative financial instruments	4.7	2.2
Prepaid expenses and other current assets	102.8	95.0
Current assets held for sale	181.0	152.8

Total current assets	1,122.4	1,102.5
Fixed assets, net	4,930.1	5,045.8
Goodwill and other indefinite-lived assets	2,017.5	2,017.8
Intangible assets, net	191.8	265.9
Equity investments	351.3	359.9
Derivative financial instruments	260.7	235.1
Deferred financing costs, net of accumulated amortization of £13.9 (2010) and £136.1 (2009)	108.3	112.2
Other assets	49.7	50.8

Total assets	£9,031.8	£9,190.0

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£316.4	£312.5
Accrued expenses and other current liabilities	367.8	404.4
Derivative financial instruments	—	17.8
Restructuring liabilities	48.6	57.3
VAT and employee taxes payable	81.1	67.0
Interest payable	105.6	126.6
Deferred revenue	302.1	282.8
Current portion of long term debt	196.2	41.2
Current liabilities held for sale	90.1	83.8

Total current liabilities	1,507.9	1,393.4
Long term debt, net of current portion	5,856.8	5,933.5
Derivative financial instruments	77.7	106.8
Deferred revenue and other long term liabilities	198.7	182.0
Deferred income taxes	84.1	83.0

Total liabilities	7,725.2	7,698.7

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2010 and 2009) shares; issued and outstanding 331.9 (2010) and 330.8 (2009)	1.8	1.8
Additional paid-in capital	4,505.2	4,483.2
Accumulated other comprehensive income	53.9	22.5
Accumulated deficit	(3,254.3)	(3,016.2)

Total shareholders' equity	1,306.6	1,491.3

Total liabilities and shareholders' equity	£9,031.8	£9,190.0

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Revenue	£964.2	£900.1	£1,893.6	£1,803.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	394.1	380.3	770.9	774.5
Selling, general and administrative expenses	200.4	192.3	403.4	395.9
Restructuring and other charges	6.5	23.6	6.9	29.0
Depreciation	246.5	233.4	489.0	465.6
Amortization	37.1	61.1	74.2	122.3

	884.6	890.7	1,744.4	1,787.3

Operating income	79.6	9.4	149.2	15.9
Other income (expense)
Interest expense	(117.6)	(102.3)	(240.9)	(211.3)
Loss on extinguishment of debt	(37.1)	(7.3)	(70.0)	(7.3)
Share of income (loss) from equity investments	7.1	(0.4)	14.7	2.1
Loss on derivative instruments	(7.2)	(126.5)	(28.2)	(147.7)
Foreign currency (losses) gains	(10.1)	172.9	(77.5)	157.4
Interest income and other, net	2.8	2.0	3.9	5.3

Loss from continuing operations before income taxes	(82.5)	(52.2)	(248.8)	(185.6)
Income tax benefit (expense)	14.0	(2.8)	17.0	(12.4)

Loss from continuing operations	(68.5)	(55.0)	(231.8)	(198.0)

Discontinued operations
Income (loss) from discontinued operations, net of tax	8.6	5.7	11.5	(5.3)

Net loss	£(59.9)	£(49.3)	£(220.3)	£(203.3)

Basic and diluted loss from continuing operations per common share	£(0.21)	£(0.17)	£(0.70)	£(0.60)

Basic and diluted income (loss) from discontinued operations per common share	£0.03	£0.02	£0.03	£(0.02)

Basic and diluted net loss per common share	£(0.18)	£(0.15)	£(0.67)	£(0.62)

Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.08	$0.08

Average number of shares outstanding	330.9	328.7	330.3	328.5

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2010	2009
		(Adjusted)
Operating activities:
Net loss	£(220.3)	£(203.3)
(Income) loss from discontinued operations	(11.5)	5.3

Loss from continuing operations	(231.8)	(198.0)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	563.2	587.9
Non-cash interest	(13.1)	(36.5)
Non-cash compensation	15.2	5.9
Loss on extinguishment of debt	70.1	6.8
Income from equity accounted investments, net of dividends received	(6.1)	(1.5)
Unrealized losses on derivative instruments	106.2	155.0
Unrealized foreign currency losses (gains)	(44.5)	(177.4)
Income taxes	(10.2)	13.5
Amortization of original issue discount and deferred finance costs	10.5	18.0
Other	(0.4)	(1.7)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:	(6.4)	(0.1)

Net cash provided by operating activities	452.7	371.9

Investing activities:
Purchase of fixed and intangible assets	(327.5)	(292.1)
Principal repayments on loans to equity investments	12.5	0.7
Decrease in restricted cash	0.5	—
Disposal of sit-up, net	—	(17.5)
Other	1.0	0.8

Net cash used in investing activities	(313.5)	(308.1)

Financing activities:
New borrowings, net of financing fees	3,072.7	572.8
Proceeds from employee stock option exercises	6.8	0.2
Principal payments on long term debt, including redemption premiums, and capital leases	(3,210.3)	(625.9)
Dividends paid	(17.8)	(17.0)
Realized gain on derivatives	—	88.3
Other	—	(0.3)

Net cash (used in) provided by financing activities	(148.6)	18.1

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(15.1)
Net cash used in investing activities	—	(0.5)

Net cash used in discontinued operations	(10.4)	(15.6)

Effect of exchange rate changes on cash and cash equivalents	4.2	(1.9)
Decrease in cash and cash equivalents	(15.6)	64.4
Cash and cash equivalents, beginning of period	430.5	181.6

Cash and cash equivalents, end of period	£414.9	£246.0

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£248.1	£228.3

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.'s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, or the 2009 Annual Report.

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

        In January 2010, the FASB issued new guidance for fair value measurements and disclosures. The guidance improves disclosures about fair value measurements by requiring a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. In addition, the guidance requires separate disclosure of amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and a reconciliation of fair value measurements using significant unobservable inputs (Level 3 of the fair value hierarchy). We have adopted the disclosure requirements of this standard which did not have a material impact on our consolidated financial statements.

        In February 2010, the FASB issued new guidance for the disclosure of subsequent events. As a result of this guidance, we are no longer required to disclose the date through which we have evaluated subsequent events in the financial statements. We have adopted the disclosure requirements of this standard which did not have a material impact on our consolidated financial statements.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals

        On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, of our television channel business known as Virgin Media TV. Virgin Media TV's operations comprised our former Content segment. We determined that the planned sale met the requirements as of June 30, 2010 for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods, and accordingly, we adjusted the balance sheet as of December 31, 2009 and statement of operations and cash flows for the three and six months ended June 30, 2009.

        We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB's standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as described by the fair value measurements guidance issued by the FASB. We are performing a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, a portion of the gain on disposal of Virgin Media TV may be deferred on the balance sheet and treated as a reduction in operating costs over the contractual terms of the carriage arrangements which range from 3 to 7 years.

        The revenue and costs of Virgin Media TV, including intersegment transactions, reported in discontinued operations for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	£48.0	£42.3	£88.9	£81.5
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(31.6)	(30.9)	(61.0)	(57.0)
Selling, general and administrative expenses	(4.1)	(5.1)	(8.9)	(11.2)
Depreciation	(0.4)	(0.5)	(0.8)	(1.0)
Foreign currency gains (losses)	—	1.6	(2.3)	5.2

Income from discontinued operations	11.9	7.4	15.9	17.5

Income tax expense	(3.3)	—	(4.4)	—

Income from discontinued operations net of tax	£8.6	£7.4	£11.5	£17.5

        Income from discontinued operations for the prior periods also includes the results of operation of our former sit-up reporting unit which was disposed of on April 1, 2009. Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the three and six months ended June 30, 2010 were £7.1 million and £14.3 million, respectively, and for the three and six months ended June 30, 2009 were £6.6 million and £13.2 million, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals (Continued)

        The assets and liabilities of Virgin Media TV reported as held for sale as of June 30, 2010 and December 31, 2009 comprised (in millions):

	June 30, 2010	December 31, 2009
Current assets held for sale
Accounts receivable, net	£30.4	£27.4
Programming inventory	89.2	62.1
Prepaid expenses	4.8	5.8
Fixed Assets	2.6	3.5
Trademark licenses	11.3	11.3
Goodwill	42.7	42.7

Current assets held for sale	£181.0	£152.8

Current liabilities held for sale
Accounts payable	£78.2	£63.2
Accrued expenses	10.9	17.9
Deferred revenue and other liabilities	1.0	2.7

Current liabilities held for sale	£90.1	£83.8

        The sale of Virgin Media TV was completed on July 12, 2010 following approval from Irish regulators. On that date, consideration was received totalling £105.0 million. Additional consideration of up to £55.0 million will be received upon full approval of the transaction by U.K. regulators.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt

        Long term debt consisted of (in millions):

	June 30, 2010	December 31, 2009
Secured Obligations
U.S. Dollar
6.50% U.S. dollar senior secured notes due 2018	£659.3	£—
Senior credit facility	—	275.3
Euro
Senior credit facility	—	356.5
Sterling
7.00% sterling senior secured notes due 2018	862.4	—
Senior credit facility	1,675.0	2,481.0
Unsecured Obligations
U.S. Dollar
8.75% U.S. dollar senior notes due 2014	—	55.3
9.125% U.S. dollar senior notes due 2016	368.0	340.2
6.50% U.S. dollar convertible senior notes due 2016	552.1	504.5
9.50% U.S. dollar senior notes due 2016	878.5	810.9
8.375% U.S. dollar senior notes due 2019	395.1	365.1
Euro
8.75% euro senior notes due 2014	—	41.9
9.50% euro senior notes due 2016	142.2	152.9
Sterling
9.75% sterling senior notes due 2014	—	78.8
8.875% sterling senior notes due 2019	344.6	344.5
Other Secured Obligations
Capital leases	175.0	166.6
Other	0.8	1.2

	6,053.0	5,974.7
Less: current portion	(196.2)	(41.2)

	£5,856.8	£5,933.5

        The effective interest rate on the senior credit facility was 5.2% and 5.3% as at June 30, 2010 and December 31, 2009, respectively.

        On January 19, 2010, our wholly owned subsidiary Virgin Media Secured Finance PLC issued $1.0 billion aggregate principal amount of 6.50% senior secured notes due 2018 and £875 million aggregate principal amount of 7.00% senior secured notes due 2018. Interest is payable on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility. We used the net proceeds to make repayments totaling £1,453.0 million under our old senior credit facility.

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

        On May 12, 2010, we redeemed in full the outstanding balance of our senior notes due 2014 using cash from our balance sheet. The total cost to redeem these notes was £192.3 million, inclusive of the cost to settle derivative contracts entered in to as economic hedges of these notes.

        Long term debt repayments, excluding capital leases, as of June 30, 2010, were due as follows (in millions):

Period ending June 30:
2011	£150.3
2012	175.3
2013	200.2
2014	200.0
2015	275.0
Thereafter	5,058.7

Total debt payments	£6,059.5

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

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,675.0	£1,618.0	£3,112.8	£3,043.5
8.75% U.S. dollar senior notes due 2014	—	—	55.3	57.7
9.75% sterling senior notes due 2014	—	—	78.8	81.6
8.75% euro senior notes due 2014	—	—	41.9	43.7
9.125% U.S. dollar senior notes due 2016	368.0	380.6	340.2	359.4
6.50% U.S. dollar convertible senior notes due 2016	552.1	781.8	504.5	737.0
9.50% U.S. dollar senior notes due 2016	878.5	954.4	810.9	895.8
9.50% euro senior notes due 2016	142.2	164.5	152.9	173.5
8.375% U.S. dollar senior notes due 2019	395.1	416.7	365.1	377.0
8.875% sterling senior notes due 2019	344.6	365.9	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	659.3	647.3	—	—
7.00% sterling senior secured notes due 2018	862.4	862.8	—	—

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At June 30, 2010 and December 31, 2009, we had £414.9 million and £430.5 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

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

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with whom we operate and relate only to derivatives with recorded asset balances at June 30, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At June 30, 2010, based on market values, we had 44.1% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

Note 6—Derivative Financial Instruments and Hedging Activities

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

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

statement of operations. As a result of our effectiveness assessment at June 30, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.4	£0.3
Economic Hedge
Foreign currency forward rate contracts	4.3	1.9

	£4.7	£2.2

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£198.3	£63.7
Economic Hedge
Interest rate swaps	4.1	—
Cross-currency interest rate swaps	58.3	169.5
Other	—	1.9

	£260.7	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	—	2.4
Interest rate swaps	—	3.1

	£—	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£21.0
Cross-currency interest rate swaps	17.4	27.6
Economic Hedge
Interest rate swaps	38.9	—
Cross-currency interest rate swaps	21.4	58.2

	£77.7	£106.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

        As of June 30, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

        The terms of our outstanding cross-currency interest rate swaps at June 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$550m senior notes due 2016
August 2016	Accounting	$550.0	£301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.4	6.50%	7.01%

		$4,835.7	£2,848.5

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month	3 month
				EURIBOR + 2.38%	LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month	3 month
				EURIBOR + 2.88%	LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month	3 month
				LIBOR + 2.40%	EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month	3 month
				LIBOR + 2.90%	EURIBOR + 2.88%

		£68.5	€100.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of June 30, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The terms of our outstanding interest rate swap contracts at June 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
September 2012	Economic	£600.0	3 month LIBOR	3.09%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	300.0	1.86%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of June 30, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty		Notional amount due to counterparty	Weighted average exchange rate
		(in millions)		(in millions)
Commited and forecasted purchases
July 2010 to December 2010	Economic		$60.8	£36.4	1.6704
September 2010 to December 2010	Accounting		$5.7	£3.4	1.6701
July 2010 to December 2010	Accounting	ZAR	33.0	£2.9	11.5444

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

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and six months ended June 30, 2010, there were no ineffectiveness losses recognized. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three and six months ended June 30, 2010 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income	95.8	—	95.1	0.7	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(127.9)	—	(127.9)	—	—
Interest expense	(2.7)	—	(2.7)	—	—
Operating costs	(0.2)	—	—	(0.2)	—

Balance at March 31, 2010	£(57.9)	£—	£(42.4)	£0.5	£(16.0)

Amounts recognized in other comprehensive income	54.5	—	54.5	—	—
Amounts reclassified as a result of cash flow hedge discontinuance	—	—	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(20.9)	—	(20.9)	—	—
Interest expense	(2.0)	—	(2.0)	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	(8.1)	—	—	—	(8.1)

Balance at June 30, 2010	£(34.5)	£—	£(10.8)	£0.4	£(24.1)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax gains that would be reclassified from other comprehensive income to earnings would be nil, £4.8 million and £0.4 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges

        Restructuring and other charges of £6.5 million and £6.9 million for the three and six months ended June 30, 2010, respectively, related primarily to involuntary employee termination and related costs in connection with the restructuring program initiated in the last quarter of 2008. Restructuring and other charges of £23.6 million and £29.0 million for the three and six months ended June 30, 2009, respectively, related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008.

        During the quarter, we identified further savings through the expansion of the 2008 restructuring program and revised the estimated total costs and extended the completion date through the end of 2012. In connection with our 2008 restructuring program we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this program.

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended June 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, March 31, 2010	£11.2	£24.1	£0.9	£15.1	£51.3
Charged to expense	0.4	0.6	5.2	0.9	7.1
Revisions	—	(0.2)	(0.4)	—	(0.6)
Utilized	(0.8)	(5.6)	(0.8)	(2.0)	(9.2)

Balance, June 30, 2010	£10.8	£18.9	£4.9	£14.0	£48.6

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Six months ended June 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2009	£12.6	£27.4	£1.8	£15.5	£57.3
Amendments offset against goodwill	—	(0.3)	—	—	(0.3)
Charged to expense	0.8	0.6	5.6	2.2	9.2
Revisions	(0.4)	(1.3)	(0.6)	—	(2.3)
Utilized	(2.2)	(7.5)	(1.9)	(3.7)	(15.3)

Balance, June 30, 2010	£10.8	£18.9	£4.9	£14.0	£48.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Shareholders' Equity and Share Based Compensation

        Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £7.9 million and £1.2 million for the three months ended June 30, 2010 and 2009, respectively, and £15.2 million and £5.9 million for the six months ended June 30, 2010 and 2009, respectively.

        Basic and diluted net loss per share is computed by dividing the net loss for the three and six months ended June 30, 2010 and 2009 by the weighted average number of shares outstanding during the respective periods. The average number of shares outstanding for the three and six months ended June 30, 2010 and 2009 is computed as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Number of shares outstanding at start of period	330.5	328.4	329.4	328.1
Issues of common stock (average number outstanding during the period)	0.4	0.3	0.9	0.4

Average number of shares outstanding	330.9	328.7	330.3	328.5

        Options, sharesave options, shares of restricted stock held in escrow, restricted stock units, warrants, and shares issuable under our convertible senior notes at June 30, 2010 and 2009 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive. The following is a summary of the terms of each of these securities:

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

Restricted Stock Grants

        The shares of restricted stock granted under our stock incentive plans have a term of up to three and a half years and vest based on time or performance, subject to continued employment. For performance based restricted stock grants, the performance objectives are based upon quantitative and qualitative objectives, including earnings, operational performance and achievement of strategic goals, amongst others, which vest after a one to three year period. These objectives may be absolute or

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Shareholders' Equity and Share Based Compensation (Continued)

relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

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

        On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock over the next twelve months, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. As a first step in this program, on the same date we initiated a £125 million accelerated stock repurchase program. This program may be effected through

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Shareholders' Equity and Share Based Compensation (Continued)

open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with this program will be held in treasury or cancelled.

        On July 23, 2010, the Board of Directors of Virgin Media Inc. approved the payment of a quarterly cash dividend of $0.04 per share on September 23, 2010 to stockholders of record as of September 13, 2010.

Note 9—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss for period	£(59.9)	£(49.3)	£(220.3)	£(203.3)
Currency translation adjustment	2.9	(19.5)	10.6	(14.9)
Net unrealized gains (losses) on derivatives, net of tax	12.4	(120.6)	108.2	(142.6)
Reclassification of derivative losses (gains) to net income, net of tax	11.0	113.3	(87.4)	109.7

Comprehensive loss	£(33.6)	£(76.1)	£(188.9)	£(251.1)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2010	December 31, 2009
Foreign currency translation	£170.7	£160.1
Pension liability adjustments	(82.3)	(82.3)
Net unrealized gains on derivatives	(34.5)	(55.3)

	£53.9	£22.5

Note 10—Contingent Liabilities

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. We recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. While litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Contingent Liabilities (Continued)

        Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £44.0 million as of June 30, 2010 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be required and therefore the timescale for resolution is not expected to occur within the next financial year.

Note 11—Industry Segments

        Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations. Our internal reporting structure and the related financial information used by management and the CODM reflect changes we have made after the announcement of the sale of Virgin Media TV, which comprised our Content segment, to BSkyB in June 2010. Following this announcement we have two reporting segments, Consumer and Business, as described below.

        Our Consumer segment is our primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on our cable network, the provision of broadband and fixed line telephone services to residential customers outside of our cable network, and the provision of mobile telephony and mobile broadband to residential customers.

        Our Business segment comprises our operations carried out through Virgin Media Business which provides voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments (Continued)

        Segment information for the three and six month periods ended June 30, 2010 and 2009 was as follows (in millions):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Consumer	Business	Total	Consumer	(Adjusted) Business	Total
Revenue	£811.5	£152.7	£964.2	£757.6	£142.5	£900.1
Segment contribution	£489.4	£87.6	£577.0	£454.0	£83.7	£537.7

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Consumer	Business	Total	Consumer	(Adjusted) Business	Total
Revenue	£1,601.0	£292.6	£1,893.6	£1,510.9	£292.3	£1,803.2
Segment contribution	£969.9	£163.7	£1,133.6	£892.2	£166.3	£1,058.5

        The reconciliation of total segment contribution to consolidated operating income is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Total segment contribution	£577.0	£537.7	£1,133.6	£1,058.5
Other operating and corporate costs	207.3	210.2	414.3	425.7
Depreciation	246.5	233.4	489.0	465.6
Amortization	37.1	61.1	74.2	122.3
Restructuring and other charges	6.5	23.6	6.9	29.0

Consolidated operating income	£79.6	£9.4	£149.2	£15.9

Note 12—Condensed Consolidating Financial Information—Senior Notes

        We present the following condensed consolidating financial information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 as required by Rule 3-10(d) of Regulation S-X.

        Virgin Media Finance is the issuer of the following senior notes:

  •
  £375 million aggregate principal amount of 9.75% senior notes due 2014

  •
  $425 million aggregate principal amount of 8.75% senior notes due 2014

  •
  €225 million aggregate principal amount of 8.75% senior notes due 2014

  •
  $550 million aggregate principal amount of 9.125% senior notes due 2016

  •
  $1,350 million aggregate principal amount of 9.50% senior notes due 2016

  •
  €180 million aggregate principal amount of 9.50% senior notes due 2016

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

  •
  $600 million aggregate principal amount of 8.375% senior notes due 2019

  •
  £350 million aggregate principal amount of 8.875% senior notes due 2019

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

	June 30, 2010
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£15.8	£1.9	£0.5	£294.1	£—	£102.6	£—	£414.9
Restricted cash	—	—	—	—	—	5.5	—	5.5
Other current assets	5.3	—	—	18.1	—	497.6	—	521.0
Current assets held for sale	—	—	—	—	—	181.0	—	181.0

Total current assets	21.1	1.9	0.5	312.2	—	786.7	—	1,122.4
Fixed assets, net	—	—	—	—	—	4,930.1	—	4,930.1
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,224.3	—	2,209.3
Investments in, and loans to, parent and subsidiary companies	1,836.5	496.1	(1,151.0)	760.2	1,520.3	(3,885.6)	774.8	351.3
Other assets, net	10.4	—	—	347.0	—	61.3	—	418.7

Total assets	£1,868.0	£498.0	£(1,165.5)	£1,419.4	£1,520.3	£4,116.8	£774.8	£9,031.8

Current liabilities	£9.3	£67.6	£21.4	£100.4	£—	£2,183.4	£(964.3)	£1,417.8
Current liabilities held for sale	—	—	—	—	—	90.1	—	90.1

Total current liabilities	9.3	67.6	21.4	100.4	—	2,273.5	(964.3)	1,507.9
Long term debt, net of current portion	552.1	2,128.4	—	—	—	3,176.3	—	5,856.8
Other long term liabilities	—	—	0.3	62.7	—	297.5	—	360.5
Shareholders' equity (deficit)	1,306.6	(1,698.0)	(1,187.2)	1,256.3	1,520.3	(1,630.5)	1,739.1	1,306.6

Total liabilities and shareholders' equity	£1,868.0	£498.0	£(1,165.5)	£1,419.4	£1,520.3	£4,116.8	£774.8	£9,031.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

	December 31, 2009
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Cash and cash equivalents	£12.4	£1.9	£0.3	£292.9	£—	£123.0	£—	£430.5
Restricted cash	—	—	—	—	—	6.0	—	6.0
Other current assets	4.3	—	0.1	9.9	—	498.9	—	513.2
Current assets held for sale	—	—	—	—	—	152.8	—	152.8

Total current assets	16.7	1.9	0.4	302.8	—	780.7	—	1,102.5
Fixed assets, net	—	—	—	—	—	5,045.8	—	5,045.8
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,298.7	—	2,283.7
Investments in, and loans to, parent and subsidiary companies	1,977.8	766.8	(962.1)	2,859.9	—	(6,316.6)	2,034.1	359.9
Other assets, net	10.4	—	—	295.5	—	92.2	—	398.1

Total assets	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,900.8	£2,034.1	£9,190.0

Current liabilities	£9.1	£82.9	£25.2	£127.3	£—	£1,781.9	£(716.8)	£1,309.6
Current liabilities held for sale	—	—	—	—	—	83.8	—	£83.8

Total current liabilities	9.1	82.9	25.2	127.3	—	1,865.7	(716.8)	£1,393.4
Long term debt, net of current portion	504.5	2,189.5	—	1,798.9	—	1,440.6	—	5,933.5
Other long term liabilities	—	—	0.1	83.8	—	287.9	—	371.8
Shareholders' equity (deficit)	1,491.3	(1,503.7)	(1,002.0)	1,448.2	—	(1,693.4)	2,750.9	1,491.3

Total liabilities and shareholders' equity	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,900.8	£2,034.1	£9,190.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Three months ended June 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£964.2	£—	£964.2
Operating costs	—	—	—	—	—	(394.1)	—	(394.1)
Selling, general and administrative expenses	(5.4)	—	—	—	—	(195.0)	—	(200.4)
Restructuring and other charges	—	—	—	—	—	(6.5)	—	(6.5)
Depreciation and amortization	—	—	—	—	—	(283.6)	—	(283.6)

Operating income (loss)	(5.4)	—	—	—	—	85.0	—	79.6
Interest expense	(15.4)	(56.1)	(29.3)	(106.7)	—	(241.2)	331.1	(117.6)
Loss on extinguishment of debt	—	—	—	(34.2)	—	(2.9)	—	(37.1)
Share of income from equity investments	—	—	—	—	—	7.1	—	7.1
Losses on derivative instruments	—	—	—	(7.1)	—	(0.1)	—	(7.2)
Foreign currency (losses) gains	0.8	(0.3)	4.5	(1.4)	—	(13.7)	—	(10.1)
Interest and other income, net	11.0	56.2	29.8	36.8	—	200.1	(331.1)	2.8
Income tax benefit (expense)	—	—	(0.1)	(3.6)	—	17.7	—	14.0

(Loss) income from continuing operations	(9.0)	(0.2)	4.9	(116.2)	—	52.0	—	(68.5)
Gain on discontinued
operations, net of tax	—	—	—	—	—	8.6	—	8.6
Equity in net (loss) income of subsidiaries	(50.9)	(61.4)	(56.0)	55.0	54.5	—	58.8	—

Net (loss) income	£(59.9)	£(61.6)	£(51.1)	£(61.2)	£54.5	£60.6	£58.8	£(59.9)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Six months ended June 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£1,893.6	£—	£1,893.6
Operating costs	—	—	—	—	—	(770.9)	—	(770.9)
Selling, general and administrative expenses	(10.0)	—	—	—	—	(393.4)	—	(403.4)
Restructuring and other charges	—	—	—	—	—	(6.9)	—	(6.9)
Depreciation and amortization	—	—	—	—	—	(563.2)	—	(563.2)

Operating income (loss)	(10.0)	—	—	—	—	159.2	—	149.2
Interest expense	(29.8)	(114.7)	(57.5)	(215.4)	—	(439.3)	615.8	(240.9)
Loss on extinguishment of debt	—	—	—	(50.6)	—	(19.4)	—	(70.0)
Share of income from equity investments	—	—	—	—	—	14.7	—	14.7
Loss on derivative instruments	—	—	—	(26.2)	—	(2.0)	—	(28.2)
Foreign currency (losses) gains	0.6	(0.3)	0.1	(37.7)	—	(40.2)	—	(77.5)
Interest income and other, net	21.3	113.0	59.2	65.1	—	361.1	(615.8)	3.9
Income tax benefit (expense)	—	—	(0.3)	—	—	17.3	—	17.0

(Loss) income from continuing operations	(17.9)	(2.0)	1.5	(264.8)	—	51.4	—	(231.8)
Gain on discontinued operations, net of tax	—	—	—	—	—	11.5	—	11.5
Equity in net (loss) income of subsidiaries	(202.4)	(213.1)	(204.1)	51.9	51.1	—	516.6	—

Net (loss) income	£(220.3)	£(215.1)	£(202.6)	£(212.9)	£51.1	£62.9	£516.6	£(220.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Three months ended June 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£900.1	£—	£900.1
Operating costs	—	—	—	—	(380.3)	—	(380.3)
Selling, general and administrative expenses	(1.5)	—	(0.6)	(0.1)	(190.1)	—	(192.3)
Restructuring and other charges	—	—	—	—	(23.6)	—	(23.6)
Depreciation and amortization	—	—	—	—	(294.5)	—	(294.5)

Operating income (loss)	(1.5)	—	(0.6)	(0.1)	11.6	—	9.4
Interest expense	(14.3)	(39.4)	(28.1)	(80.0)	(152.2)	211.7	(102.3)
Loss on extinguishment of debt	—	—	—	(4.2)	(3.1)	—	(7.3)
Share of loss from equity investments	—	—	—	—	(0.4)	—	(0.4)
(Losses) gains on derivative instruments	—	—	—	(126.7)	0.2	—	(126.5)
Foreign currency gains	0.9	1.4	—	147.5	23.1	—	172.9
Interest and other income, net	10.5	40.7	34.2	17.4	110.9	(211.7)	2.0
Income tax expense	(0.1)	—	—	(2.1)	(0.6)	—	(2.8)

(Loss) income from continuing operations	(4.5)	2.7	5.5	(48.2)	(10.5)	—	(55.0)
Gain on discontinued operations, net of tax	—	—	—	—	5.7	—	5.7
Equity in net loss of subsidiaries	(44.8)	(54.6)	(50.7)	(6.2)	—	156.3	—

Net (loss) income	£(49.3)	£(51.9)	£(45.2)	£(54.4)	£(4.8)	£156.3	£(49.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Six months ended June 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£1,803.2	£—	£1,803.2
Operating costs	—	—	—	—	(774.5)	—	(774.5)
Selling, general and administrative expenses	(6.6)	—	(1.3)	(0.1)	(387.9)	—	(395.9)
Restructuring and other charges	—	—	—	—	(29.0)	—	(29.0)
Depreciation and amortization	—	—	—	—	(587.9)	—	(587.9)

Operating income (loss)	(6.6)	—	(1.3)	(0.1)	23.9	—	15.9
Interest expense	(29.7)	(78.2)	(57.8)	(162.7)	(334.2)	451.3	(211.3)
Loss on extinguishment of debt	—	—	—	(4.2)	(3.1)	—	(7.3)
Share of income from equity investments	—	—	—	—	2.1	—	2.1
(Losses) gains on derivative instruments	—	—	—	(147.9)	0.2	—	(147.7)
Foreign currency gains (losses)	0.9	1.1	(0.5)	134.7	21.2	—	157.4
Interest income and other, net	21.8	79.3	70.0	37.2	248.3	(451.3)	5.3
Income tax expense	(0.1)	—	(0.1)	(10.1)	(2.1)	—	(12.4)

(Loss) income from continuing operations	(13.7)	2.2	10.3	(153.1)	(43.7)	—	(198.0)
Loss from discontinued operations, net of tax	—	—	—	—	(5.3)	—	(5.3)
Equity in net loss of subsidiaries	(189.6)	(206.4)	(200.5)	(53.1)	—	649.6	—

Net (loss) income	£(203.3)	£(204.2)	£(190.2)	£(206.2)	£(49.0)	£649.6	£(203.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Six months ended June 30, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(14.7)	£—	£8.2	£192.2	£—	£267.0	£—	£452.7
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(327.5)	—	(327.5)
Principal repayments on loans to equity investments	—	—	—	—	—	12.5	—	12.5
Principal drawdowns (repayments) on loans to group companies	14.9	179.1	(8.0)	(1,347.7)	—	1,161.7	—	—
Decrease in restricted cash	—	—	—	—	—	0.5	—	0.5
Other	—	—	—	—	—	1.0	—	1.0

Net cash (used in) provided by investing activities	14.9	179.1	(8.0)	(1,347.7)	—	848.2	—	(313.5)

Financing activities:
New borrowings, net of financing fees	—	—	—	2,893.7	—	179.0	—	3,072.7
Proceeds from employee stock option exercises	6.8	—	—	—	—	—	—	6.8
Principal payments on long term debt and capital leases	—	(179.1)	—	(1,727.0)	—	(1,304.2)	—	(3,210.3)
Intercompany funding movements	10.0	—	—	(10.0)	—	—	—	—
Dividends paid	(17.8)	—	—	—	—	—	—	(17.8)

Net cash (used in) provided by financing activities	(1.0)	(179.1)	—	1,156.7	—	(1,125.2)	—	(148.6)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	—	(10.4)	—	(10.4)

Net cash used in discontinued operations	—	—	—	—	—	(10.4)	—	(10.4)

Effect of exchange rates on cash and cash equivalents	4.2	—	—	—	—	—	—	4.2
(Decrease) increase in cash and cash equivalents	3.4	—	0.2	1.2	—	(20.4)	—	(15.6)
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	—	123.0	—	430.5

Cash and cash equivalents at end of period	£15.8	£1.9	£0.5	£294.1	£—	£102.6	£—	£414.9

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Six months ended June 30, 2009
Statements of cash flows	Company	Virgin Media Finance	Other Guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(5.1)	£—	£(2.1)	£(114.8)	£493.9	£—	£371.9
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(292.1)	—	(292.1)
Principal repayments on loans to equity investments	—	—	—	—	0.7	—	0.7
Principal (drawdowns) repayments on loans to group companies	0.6	(598.2)	1.6	382.9	213.1	—	—
Disposal of sit-up, net	—	—	—	—	(17.5)	—	(17.5)
Other	—	—	—	—	0.8	—	0.8

Net cash (used in) provided by investing activities	0.6	(598.2)	1.6	382.9	(95.0)	—	(308.1)

Financing activities:
New borrowings, net of financing activities	—	598.2	—	(15.5)	(9.9)	—	572.8
Proceeds from employee stock options	0.2	—	—	—	—	—	0.2
Principal payments on long term debt and capital leases	—	—	—	(140.4)	(485.5)	—	(625.9)
Intercompany funding movements	25.0	—	—	(19.9)	(5.1)	—	—
Dividends paid	(17.0)	—	—	—	—	—	(17.0)
Gain on derivatives	—	—	—	88.3	—	—	88.3
Other	(0.3)	—	—	—	—	—	(0.3)

Net cash provided by (used in) financing activities	7.9	598.2	—	(87.5)	(500.5)	—	18.1

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(15.1)	—	(15.1)
Net cash used in investing activities	—	—	—	—	(0.5)	—	(0.5)

Net cash used in discontinued operations	—	—	—	—	(15.6)	—	(15.6)

Effect of exchange rates on cash and cash equivalents	(1.9)	—	—	—	—	—	(1.9)
Increase (decrease) in cash and cash equivalents	1.5	—	(0.5)	180.6	(117.2)	—	64.4
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£11.4	£—	£0.7	£181.0	£52.9	£—	£246.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes

        We present the following condensed consolidating financial information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

  •
  £875 million aggregate principal amount of 7.00% senior notes due 2018

  •
  $1,000 million aggregate principal amount of 6.50% senior notes due 2018

	June 30, 2010
Balance sheets	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£15.8	£—	£393.5	£5.6	£—	£414.9
Restricted cash	—	—	5.5	—	—	5.5
Other current assets	5.3	—	514.2	1.5	—	521.0
Current assets held for sale	—	—	29.1	151.9	—	181.0

Total current assets	21.1	—	942.3	159.0	—	1,122.4

Fixed assets, net	—	—	4,902.0	28.1	—	4,930.1
Goodwill and intangible assets, net	—	—	2,216.8	(7.5)	—	2,209.3
Investments in, and loans to, parent and subsidiary companies	1,836.5	1,527.1	(1,062.1)	1,104.7	(3,054.9)	351.3
Other assets, net	10.4	—	408.3	—	—	418.7

Total assets	£1,868.0	£1,527.1	£7,407.3	£1,284.3	£(3,054.9)	£9,031.8

Current liabilities	£9.3	£4.7	£2,343.1	£25.0	£(964.3)	£1,417.8
Current liabilities held for sale	—	—	80.2	9.9	—	£90.1

Total current liabilities	9.3	4.7	2,423.3	34.9	(964.3)	1,507.9
Long term debt, net of current portion	552.1	1,521.8	3,782.9	—	—	5,856.8
Other long term liabilities	—	—	354.7	5.8	—	360.5
Shareholders' equity	1,306.6	0.6	846.4	1,243.6	(2,090.6)	1,306.6

Total liabilities and shareholders' equity	£1,868.0	£1,527.1	£7,407.3	£1,284.3	£(3,054.9)	£9,031.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	December 31, 2009
Balance sheets	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Cash and cash equivalents	£12.4	£—	£413.3	£4.8	£—	£430.5
Restricted cash	—	—	6.0	—	—	6.0
Other current assets	4.3	—	507.6	1.3	—	513.2
Current assets held for sale	—	—	13.2	139.6	—	152.8

Total current assets	16.7	—	940.1	145.7	—	1,102.5
Fixed assets, net	—	—	5,017.1	28.7	—	5,045.8
Goodwill and intangible assets, net	—	—	2,290.8	(7.1)	—	2,283.7
Investments in, and loans to, parent and subsidiary companies	1,977.8	—	(41.2)	1,570.8	(3,147.5)	359.9
Other assets, net	10.4	—	386.4	1.3	—	398.1

Total assets	£2,004.9	£—	£8,593.2	£1,739.4	£(3,147.5)	£9,190.0

Current liabilities	£9.1	£—	£1,988.9	£28.4	£(716.8)	£1,309.6
Current liabilities held for sale	—	—	69.3	14.5	—	83.8

Total current liabilities	9.1	—	2,058.2	42.9	(716.8)	1,393.4
Long term debt, net of current portion	504.5	—	5,153.7	275.3	—	5,933.5
Other long term liabilities	—	—	367.8	4.0	—	371.8
Shareholders' equity	1,491.3	—	1,013.5	1,417.2	(2,430.7)	1,491.3

Total liabilities and shareholders' equity	£2,004.9	£—	£8,593.2	£1,739.4	£(3,147.5)	£9,190.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Three months ended June 30, 2010
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£959.6	£4.6	£—	£964.2
Operating costs	—	—	(393.1)	(1.0)	—	(394.1)
Selling, general and administrative expenses	(5.4)	—	(196.1)	1.1	—	(200.4)
Restructuring and other charges	—	—	(6.5)	—	—	(6.5)
Depreciation and amortization	—	—	(283.0)	(0.6)	—	(283.6)

Operating income (loss)	(5.4)	—	80.9	4.1	—	79.6
Interest expense	(15.4)	(47.5)	(356.4)	(29.4)	331.1	(117.6)
Loss on extinguishment of debt	—	—	(37.1)	—	—	(37.1)
Share of income from equity investments	—	—	7.1	—	—	7.1
Losses on derivative instruments	—	—	(7.2)	—	—	(7.2)
Foreign currency (losses) gains	0.8	—	(10.9)	—	—	(10.1)
Interest and other income, net	11.0	48.1	244.9	29.9	(331.1)	2.8
Income tax benefit (expense)	—	—	14.1	(0.1)	—	14.0

(Loss) income from continuing operations	(9.0)	0.6	(64.6)	4.5	—	(68.5)
Income (loss) from discontinued operations, net of tax	—	—	40.7	(32.1)	—	8.6
Equity in net (loss) income of subsidiaries	(50.9)	—	(17.2)	(23.3)	91.4	—

Net (loss) income	£(59.9)	£0.6	£(41.1)	£(50.9)	£91.4	£(59.9)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Six months ended June 30, 2010
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£1,884.5	£9.1	£—	£1,893.6
Operating costs	—	—	(769.2)	(1.7)	—	(770.9)
Selling, general and administrative expenses	(10.0)	—	(393.5)	0.1	—	(403.4)
Restructuring and other charges	—	—	(6.9)	—	—	(6.9)
Depreciation and amortization	—	—	(562.3)	(0.9)	—	(563.2)

Operating income (loss)	(10.0)	—	152.6	6.6	—	149.2
Interest expense	(29.8)	(47.5)	(719.9)	(59.5)	615.8	(240.9)
Loss on extinguishment of debt	—	—	(70.0)	—	—	(70.0)
Share of income from equity investments	—	—	14.7	—	—	14.7
Losses on derivative instruments	—	—	(28.2)	—	—	(28.2)
Foreign currency (losses) gains	0.6	—	(78.1)	—	—	(77.5)
Interest and other income, net	21.3	48.1	490.1	60.2	(615.8)	3.9
Income tax benefit (expense)	—	—	17.3	(0.3)	—	17.0

(Loss) income from continuing operations	(17.9)	0.6	(221.5)	7.0	—	(231.8)
Income (loss) from discontinued operations, net of tax	—	—	47.2	(35.7)	—	11.5
Equity in net (loss) income of subsidiaries	(202.4)	—	(13.5)	(173.7)	389.6	—

Net (loss) income	£(220.3)	£0.6	£(187.8)	£(202.4)	£389.6	£(220.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Three months ended June 30, 2009
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£883.1	£17.0	£—	£900.1
Operating costs	—	—	(379.9)	(0.4)	—	(380.3)
Selling, general and administrative expenses	(1.5)	—	(190.2)	(0.6)	—	(192.3)
Restructuring and other charges	—	—	(23.6)	—	—	(23.6)
Depreciation and amortization	—	—	(293.1)	(1.4)	—	(294.5)
Goodwill and intangible asset impairments	—	—	—	—	—	—

Operating income (loss)	(1.5)	—	(3.7)	14.6	—	9.4
Interest expense	(14.3)	—	(268.3)	(31.4)	211.7	(102.3)
Loss on extinguishment of debt	—	—	(7.3)	—	—	(7.3)
Share of loss from equity investments	—	—	(0.4)	—	—	(0.4)
Losses on derivative instruments	—	—	(126.5)	—	—	(126.5)
Foreign currency gains	0.9	—	172.0	—	—	172.9
Interest and other income, net	10.5	—	165.5	37.7	(211.7)	2.0
Income tax expense	(0.1)	—	(2.7)	—	—	(2.8)

(Loss) income from continuing operations	(4.5)	—	(71.4)	20.9	—	(55.0)
Income from discontinued operations, net of tax	—	—	4.9	0.8	—	5.7
Equity in net (loss) income of subsidiaries	(44.8)	—	16.5	(66.5)	94.8	—

Net loss	£(49.3)	£—	£(50.0)	£(44.8)	£94.8	£(49.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Six months ended June 30, 2009
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£1,786.0	£17.2	£—	£1,803.2
Operating costs	—	—	(773.9)	(0.6)	—	(774.5)
Selling, general and administrative expenses	(6.6)	—	(388.0)	(1.3)	—	(395.9)
Restructuring and other charges	—	—	(29.0)	—	—	(29.0)
Depreciation and amortization	—	—	(584.1)	(3.8)	—	(587.9)
Goodwill and intangible asset impairments	—	—	—	—	—	—

Operating income (loss)	(6.6)	—	11.0	11.5	—	15.9
Interest expense	(29.7)	—	(567.3)	(65.6)	451.3	(211.3)
Loss on extinguishment of debt	—	—	(6.8)	(0.5)	—	(7.3)
Share of income from equity investments	—	—	2.1	—	—	2.1
Losses on derivative instruments	—	—	(147.7)	—	—	(147.7)
Foreign currency gains	0.9	—	156.5	—	—	157.4
Interest and other income, net	21.8	—	356.9	77.9	(451.3)	5.3
Income tax expense	(0.1)	—	(12.2)	(0.1)	—	(12.4)

(Loss) income from continuing operations	(13.7)	—	(207.5)	23.2	—	(198.0)
Income from discontinued operations, net of tax	—	—	(9.2)	3.9	—	(5.3)
Equity in net (loss) income of subsidiaries	(189.6)	—	16.6	(216.7)	389.7	—

Net loss	£(203.3)	£—	£(200.1)	£(189.6)	£389.7	£(203.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Six months ended June 30, 2010
Statements of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(14.7)	£—	£1,000.3	£(532.9)	£—	£452.7
Investing activities:
Purchase of fixed and intangible assets	—	—	(326.9)	(0.6)	—	(327.5)
Principal repayments on loans to equity investments	—	—	12.5	—	—	12.5
Principal (repayments) drawdowns on loans to group companies	14.9	—	(801.1)	786.2	—	—
Purchase of investments
Decrease in restricted cash	—	—	0.5	—	—	0.5
Other	—	—	1.0	—	—	1.0

Net cash (used in) provided by investing activities	14.9	—	(1,114.0)	785.6	—	(313.5)
Financing activities:
New borrowings, net of financing fees	—	—	3,072.7	—	—	3,072.7
Proceeds from employee stock option exercises	6.8	—	—	—	—	6.8
Principal payments on long term debt including redemption premiums, and capital leases	—	—	(2,968.8)	(241.5)	—	(3,210.3)
Intercompany funding movements	10.0	—	(10.0)	—	—	—
Dividends paid	(17.8)	—	—	—	—	(17.8)

Net cash (used in) provided by financing activities	(1.0)	—	93.9	(241.5)	—	(148.6)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	(10.4)	—	(10.4)

Net cash used in discontinued operations	—	—	—	(10.4)	—	(10.4)

Effect of exchange rates on cash and cash equivalents	4.2	—	—	—	—	4.2
(Decrease) increase in cash and cash equivalents	3.4	—	(19.8)	0.8	—	(15.6)
Cash and cash equivalents at beginning of period	12.4	—	413.3	4.8	—	430.5

Cash and cash equivalents at end of period	£15.8	£—	£393.5	£5.6	£—	£414.9

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Six months ended June 30, 2009
Statements of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(5.1)	£—	£389.3	£(12.3)	£—	£371.9
Investing activities:
Purchase of fixed and intangible assets	—	—	(291.9)	(0.2)	—	(292.1)
Principal repayments on loans to equity investments	—	—	0.7	—	—	0.7
Principal (repayments) drawdowns on loans to group companies	0.6	—	(22.2)	21.6	—	—
Disposal of sit-up, net	—	—	(17.5)	—	—	(17.5)
Other	—	—	0.8	—	—	0.8

Net cash (used in) provided by investing activities	0.6	—	(330.1)	21.4	—	(308.1)
Financing activities:
New borrowings, net of financing fees	—	—	572.8	—	—	572.8
Proceeds from employee stock option exercises	0.2	—	—	—	—	0.2
Principal payments on long term debt and capital leases	—	—	(625.9)	—	—	(625.9)
Intercompany funding movements	25.0	—	(25.0)	—	—	—
Dividends paid	(17.0)	—	—	—	—	(17.0)
Realized gain on derivatives	—	—	88.3	—	—	88.3
Other	(0.3)	—	—	—	—	(0.3)

Net cash (used in) provided by financing activities	7.9	—	10.2	—	—	18.1

Cash flow from discontinued operations
Net cash used in operating activities	—	—	(7.9)	(7.2)	—	(15.1)
Net cash used in investing activities	—	—	—	(0.5)	—	(0.5)

Net cash used in discontinued operations	—	—	(7.9)	(7.7)	—	(15.6)

Effect of exchange rates on cash and cash equivalents	(1.9)	—	—	—	—	(1.9)
Increase in cash and cash equivalents	1.5	—	61.5	1.4	—	64.4
Cash and cash equivalents at beginning of period	9.9	—	166.0	5.7	—	181.6

Cash and cash equivalents at end of period	£11.4	£—	£227.5	£7.1	£—	£246.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except share data)

	June 30, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£396.7	£415.9
Restricted cash	4.8	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £10.0 (2010) and £9.0 (2009)	386.8	403.1
Inventory for resale	19.3	12.9
Derivative financial instruments	4.7	2.2
Prepaid expenses and other current assets	97.5	90.6
Current assets held for sale	181.0	152.8

Total current assets	1,090.8	1,082.8
Fixed assets, net	4,811.6	4,921.8
Goodwill and other indefinite-lived assets	2,026.6	2,027.0
Intangible assets, net	191.8	265.9
Equity investments	351.3	359.9
Derivative financial instruments	260.7	235.1
Deferred financing, net of accumulated amortization of £10.3 (2010) and £133.6 (2009)	97.9	101.8
Other assets	49.7	50.8
Due from group companies	784.1	781.6

Total assets	£9,664.5	£9,826.7

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£316.2	£312.4
Accrued expenses and other current liabilities	354.8	391.9
Derivative financial instruments	—	17.8
Restructuring liabilities	47.5	55.9
VAT and employee taxes payable	76.8	61.1
Interest payable	36.0	42.7
Interest payable to group companies	158.8	165.9
Deferred revenue	300.5	274.8
Current portion of long term debt	196.2	41.2
Current liabilities held for sale	90.1	83.8

Total current liabilities	1,576.9	1,447.5
Long term debt, net of current portion	3,176.3	3,239.4
Long term debt due to group companies	3,296.0	3,321.1
Derivative financial instruments	77.7	106.8
Deferred revenue and other long term liabilities	197.2	180.7
Deferred income taxes	84.1	83.0

Total liabilities	8,408.2	8,378.5
Commitments and contingent liabilities
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2010 and 2009); issued and outstanding 224,552 ordinary shares (2010 and 2009)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(116.8)	(137.8)
Accumulated deficit	(2,998.2)	(2,785.3)

Total shareholders' equity	1,256.3	1,448.2

Total liabilities and shareholders' equity	£9,664.5	£9,826.7

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended June 30,		Six months ended, June 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Revenue	£939.5	£873.0	£1,843.2	£1,748.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	384.0	367.6	750.3	748.4
Selling, general and administrative expenses	188.9	183.7	380.5	374.9
Restructuring and other charges	6.2	22.8	6.6	27.9
Depreciation	240.9	228.2	477.9	455.2
Amortization	37.1	61.1	74.2	122.3

	857.1	863.4	1,689.5	1,728.7

Operating income	82.4	9.6	153.7	19.3
Other income (expense)
Interest expense	(50.5)	(57.5)	(105.1)	(122.8)
Interest expense to group companies	(68.4)	(49.8)	(137.0)	(97.5)
Loss on extinguishment of debt	(37.1)	(7.3)	(70.0)	(7.3)
Share of income (loss) from equity investments	7.1	(0.4)	14.7	2.1
Loss on derivative instruments	(7.2)	(126.5)	(28.2)	(147.7)
Foreign currency (losses) gains	(15.0)	170.6	(77.9)	155.9
Interest income and other, net	2.5	2.0	3.9	5.3
Interest income from group companies	2.3	1.9	4.2	4.0

Loss from continuing operations before income taxes	(83.9)	(57.4)	(241.7)	(188.7)
Income tax benefit (expense)	14.1	(2.7)	17.3	(12.2)

Loss from continuing operations	(69.8)	(60.1)	(224.4)	(200.9)

Discontinued operations
Income (loss) from discontinued operations, net of tax	8.6	5.7	11.5	(5.3)

Net loss	£(61.2)	£(54.4)	£(212.9)	£(206.2)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2010	2009
		(Adjusted)
Operating activities
Net loss	£(212.9)	£(206.2)
(Income) loss from discontinued operations	(11.5)	5.3

Loss from continuing operations	(224.4)	(200.9)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	552.1	577.6
Non-cash interest	(6.4)	(45.1)
Non-cash compensation	13.4	4.8
Loss on extinguishment of debt	70.1	6.8
Income from equity accounted investments, net of dividends received	(6.1)	(1.5)
Unrealized losses on derivative instruments	106.2	155.0
Unrealized foreign currency (gains) losses	(42.1)	(178.6)
Income taxes	(10.3)	13.2
Amortization of original issue discount and deferred finance costs	9.8	17.2
Other	(0.4)	(1.7)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:	9.9	(0.2)

Net cash provided by operating activities	471.8	346.6

Investing activities:
Purchase of fixed and intangible assets	(322.3)	(287.1)
Principal repayments on loans to equity investments	12.5	0.7
Disposal of sit-up, net	—	(17.5)
Investments and loans from parent and subsidiary companies	(213.9)	598.5
Decrease in Restricted cash	0.5	—
Other	1.0	0.8

Net cash (used in) provided by investing activities	(522.2)	295.4

Financing activities:
New borrowings, net of financing fees	3,072.7	(25.4)
Principal payments on long term debt, including redemption premiums, and capital leases	(3,031.1)	(625.9)
Realized gain on derivatives	—	88.3

Net cash provided by (used in) financing activities	41.6	(563.0)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(15.1)
Net cash used in investing activities	—	(0.5)

Net cash used in discontinued operations	(10.4)	(15.6)

Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
(Decrease) increase in cash and cash equivalents	(19.2)	63.2
Cash and cash equivalents, beginning of period	415.9	170.7

Cash and cash equivalents, end of period	£396.7	£233.9

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except par value)

	June 30, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£396.7	£415.9
Restricted cash	4.8	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £10.0 (2010) and £9.0 (2009)	386.8	403.1
Inventory for resale	19.3	12.9
Derivative financial instruments	4.7	2.2
Prepaid expenses and other current assets	97.5	90.6
Current assets held for sale	181.0	152.8

Total current assets	1,090.8	1,082.8
Fixed assets, net	4,811.6	4,921.8
Goodwill and other indefinite-lived assets	2,026.6	2,027.0
Intangible assets, net	191.8	265.9
Equity investments	351.3	359.9
Derivative financial instruments	260.7	235.1
Deferred financing, net of accumulated amortization of £10.3 (2010) and £133.6 (2009)	97.9	101.8
Other assets	49.7	50.8
Due from group companies	784.1	781.6

Total assets	£9,664.5	£9,826.7

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£316.2	£312.4
Accrued expenses and other current liabilities	354.8	391.9
Derivative financial instruments	—	17.8
Restructuring liabilities	47.5	55.9
VAT and employee taxes payable	76.8	61.1
Interest payable	14.5	18.9
Interest payable to group companies	180.3	189.7
Deferred revenue	300.5	274.8
Current portion of long term debt	196.2	41.2
Current liabilities held for sale	90.1	83.8

Total current liabilities	1,576.9	1,447.5
Long term debt, net of current portion	308.7	1,440.5
Long term debt due to group companies	6,163.6	5,120.0
Derivative financial instruments	77.7	106.8
Deferred revenue and other long term liabilities	197.2	180.7
Deferred income taxes	84.1	83.0

Total liabilities	8,408.2	8,378.5
Commitments and contingent liabilities
Shareholder's equity
Common stock—£1.0 par value; issued and outstanding 1.0 (2010 and 2009) ordinary shares	1.0	1.0
Additional paid-in capital	4,370.3	4,370.3
Accumulated other comprehensive loss	(116.8)	(137.8)
Accumulated deficit	(2,998.2)	(2,785.3)

Total shareholders' equity	1,256.3	1,448.2

Total liabilities and shareholders' equity	£9,664.5	£9,826.7

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended June 30,		Six months ended, June 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Revenue	£939.5	£873.0	£1,843.2	£1,748.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	384.0	367.6	750.3	748.4
Selling, general and administrative expenses	188.9	183.7	380.5	374.9
Restructuring and other charges	6.2	22.8	6.6	27.9
Depreciation	240.9	228.2	477.9	455.2
Amortization	37.1	61.1	74.2	122.3

	857.1	863.4	1,689.5	1,728.7

Operating income	82.4	9.6	153.7	19.3
Other income (expense)
Interest expense	(5.6)	(23.4)	(14.8)	(53.8)
Interest expense to group companies	(113.3)	(83.9)	(227.3)	(166.5)
Loss on extinguishment of debt	(37.1)	(7.3)	(70.0)	(7.3)
Share of income (loss) from equity investments	7.1	(0.4)	14.7	2.1
Loss on derivative instruments	(7.2)	(126.5)	(28.2)	(147.7)
Foreign currency (losses) gains	(15.0)	170.6	(77.9)	155.9
Interest income and other, net	2.5	2.0	3.9	5.3
Interest income from group companies	2.3	1.9	4.2	4.0

Loss from continuing operations before income taxes	(83.9)	(57.4)	(241.7)	(188.7)
Income tax benefit (expense)	14.1	(2.7)	17.3	(12.2)

Loss from continuing operations	(69.8)	(60.1)	(224.4)	(200.9)

Discontinued operations
Income (loss) from discontinued operations, net of tax	8.6	5.7	11.5	(5.3)

Net loss	£(61.2)	£(54.4)	£(212.9)	£(206.2)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2010	2009
		(Adjusted)
Operating activities
Net loss	£(212.9)	£(206.2)
(Income) loss from discontinued operations	(11.5)	5.3

Loss from continuing operations	(224.4)	(200.9)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	552.1	577.6
Non-cash interest	(6.4)	(45.1)
Non-cash compensation	13.4	4.8
Loss on extinguishment of debt	70.1	6.8
Income from equity accounted investments, net of dividends received	(6.1)	(1.5)
Unrealized losses on derivative instruments	106.2	155.0
Unrealized foreign currency losses	(42.1)	(178.6)
Income taxes	(10.3)	13.2
Amortization of original issue discount and deferred finance costs	9.8	17.2
Other	(0.4)	(1.7)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:	9.9	(0.2)

Net cash provided by operating activities	471.8	346.6

Investing activities:
Purchase of fixed and intangible assets	(322.3)	(287.1)
Principal repayments on loans to equity investments	12.5	0.7
Disposal of sit-up, net	—	(17.5)
Investments and loans from parent and subsidiary companies	1,028.6	458.1
Decrease in restricted cash	0.5	—
Other	1.0	0.8

Net cash provided by investing activities	720.3	155.0

Financing activities:
New borrowings, net of financing fees	108.8	(25.4)
Principal payments on long term debt, including redemption premiums, and capital leases	(1,309.7)	(485.5)
Realized gain on derivatives	—	88.3

Net cash used in financing activities	(1,200.9)	(422.6)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(15.1)
Net cash used in investing activities	—	(0.5)

Net cash used in discontinued operations	(10.4)	(15.6)

Effect of exchange rate changes on cash and cash equivalents	—	(0.2)
(Decrease) increase in cash and cash equivalents	(19.2)	63.2
Cash and cash equivalents, beginning of period	415.9	170.7

Cash and cash equivalents, end of period	£396.7	£233.9

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

        The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 1—Basis of Presentation (Continued)

have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.'s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, or the 2009 Annual Report.

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

        In January 2010, the FASB issued new guidance for fair value measurements and disclosures. The guidance improves disclosures about fair value measurements by requiring a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. In addition, the guidance requires separate disclosure of amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and a reconciliation of fair value measurements using significant unobservable inputs (Level 3 of the fair value hierarchy). We have adopted the disclosure requirements of this standard which did not have a material impact on our consolidated financial statements.

        In February 2010, the FASB issued new guidance for the disclosure of subsequent events. As a result of this guidance, we are no longer required to disclose the date through which we have evaluated subsequent events in the financial statements. We have adopted the disclosure requirements of this standard which did not have a material impact on our consolidated financial statements.

Note 3—Disposals

        On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, of our television channel business known as Virgin Media TV. Virgin Media TV's operations comprised our former Content segment. We determined that the planned sale met the requirements as of June 30, 2010 for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods. Accordingly, we adjusted the balance sheet as of December 31, 2009 and statement of operations and cash flows for the three and six months ended June 30, 2009.

        We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB's standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals (Continued)

described by the fair value measurements guidance issued by the FASB. We are performing a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, a portion of the gain on disposal of Virgin Media TV may be deferred on the balance sheet and treated as a reduction in operating costs over the contractual terms of the carriage arrangements which range from 3 to 7 years.

        Revenue of Virgin Media TV, including intersegment revenue, reported in discontinued operations, for the three and six months ended June 30, 2010 was £48.0 million and £88.9 million, respectively, and for the three and six months ended June 30, 2009 was £42.3 million and £81.5 million, respectively. Virgin Media TV's pre-tax profit, reported within discontinued operations, for the three and six months ended June 30, 2010 was £11.9 million and £15.9 million, respectively, and for the three and six months ended June 30, 2009 was £7.4 million and £17.5 million, respectively.

        Income from discontinued operations for the prior periods also includes the results of operation of our former sit-up reporting unit which was disposed of on April 1, 2009. Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the three and six months ended June 30, 2010 were £7.1 million and £14.3 million, respectively, and for the three and six months ended June 30, 2009 were £6.6 million and £13.2 million, respectively.

        The assets and liabilities of Virgin Media TV reported as held for sale as of June 30, 2010 and December 31, 2009 comprised (in millions):

	June 30, 2010	December 31, 2009
Current assets held for sale
Accounts receivable, net	£30.4	£27.4
Programming inventory	89.2	62.1
Prepaid expenses	4.8	5.8
Fixed Assets	2.6	3.5
Trademark licenses	11.3	11.3
Goodwill	42.7	42.7

Current assets held for sale	£181.0	£152.8

Current liabilities held for sale
Accounts payable	£78.2	£63.2
Accrued expenses	10.9	17.9
Deferred revenue and other liabilities	1.0	2.7

Current liabilities held for sale	£90.1	£83.8

        The sale of Virgin Media TV was completed on July 12, 2010 following approval from Irish regulators. On that date, consideration was received totalling £105.0 million. Additional consideration of up to £55.0 million will be received upon full approval of the transaction by U.K. regulators.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (Continued)

        Long term debt consisted of (in millions):

	June 30, 2010		December 31, 2009
	VMIH	VMIL	VMIH	VMIL
Amounts due to third parties
Sterling
7.00% senior secured notes due 2018	£862.4	£—	£—	£—
Senior credit facility	1,675.0	179.1	2,481.0	1,038.6
Capital leases	175.0	175.0	166.6	166.6
Other	0.8	0.8	1.2	1.2
U.S. Dollar
6.50% senior secured notes due 2018	659.3	—	—	—
Senior credit facility	—	—	275.3	275.3
Euro
Senior credit facility	—	—	356.5	—

	3,372.5	354.9	3,280.6	1,481.7
Less current portion	(196.2)	(46.2)	(41.2)	(41.2)

Long term debt due to third parties	£3,176.3	£308.7	£3,239.4	£1,440.5

Amounts due to group companies
Sterling
9.75% senior notes due 2014	£—	£—	£78.8	£78.8
8.875% senior notes due 2019	344.6	344.6	344.5	344.5
7.00% senior secured notes due 2018	—	862.4	—	—
Senior credit facility	—	1,495.9	—	1,442.4
U.S. Dollar
8.75% senior notes due 2014	—	—	55.3	55.3
9.125% senior notes due 2016	368.0	368.0	340.2	340.2
6.50% senior notes due 2016	656.3	656.3	606.8	606.8
9.50% senior notes due 2016	878.5	878.5	810.9	810.9
8.375% senior notes due 2019	395.1	395.1	365.1	365.1
6.50% senior secured notes due 2018	—	659.3	—	—
Floating rate senior loan notes due 2012	66.9	66.9	61.9	61.9
Euro
8.75% senior notes due 2014	—	—	41.9	41.9
9.50% senior notes due 2016	142.2	142.2	152.9	152.9
Senior credit facility	—	—	—	356.5
Other amounts due to group companies
Other notes due to affiliates	444.4	444.4	462.8	462.8

	3,296.0	6,313.6	3,321.1	5,120.0
Less current portion	—	(150.0)	—	—

Long term debt due to group companies	£3,296.0	£6,163.6	£3,321.1	£5,120.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (Continued)

        The effective interest rate on the senior credit facility was 5.2% and 5.3% as at June 30, 2010 and December 31, 2009, respectively.

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

        On May 12, 2010, we redeemed in full the outstanding balance of our senior notes due 2014 using cash from our balance sheet. The total cost to redeem these notes was £192.3 million, inclusive of the cost to settle derivative contracts entered in to as economic hedges of these notes.

        Long term debt repayments, excluding capital leases, as of June 30, 2010, were due as follows (in millions):

Period ending June 30:
2011	£150.3
2012	175.3
2013	267.1
2014	200.0
2015	275.0
Thereafter	5,490.2

Total debt payments	£6,557.9

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (Continued)

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,675.0	£1,618.0	£3,112.8	£3,043.5
8.75% U.S. dollar loan notes due 2014	—	—	55.3	57.7
9.75% sterling loan notes due 2014	—	—	78.8	81.6
8.75% euro loan notes due 2014	—	—	41.9	43.7
9.125% U.S. dollar senior notes due 2016	368.0	380.6	340.2	359.4
6.50% U.S. dollar loan notes due 2016	656.3	781.8	606.8	723.1
9.50% U.S. dollar senior notes due 2016	878.5	954.4	810.9	895.8
9.50% euro senior loan notes due 2016	142.2	164.5	152.9	173.5
8.375% U.S. dollar senior notes due 2019	395.1	416.7	365.1	377.0
8.875% sterling senior notes due 2019	344.6	365.9	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	659.3	647.3	—	—
7.00% sterling senior secured notes due 2018	862.4	862.8	—	—
Floating rate loan note due 2012	66.9	66.9	61.9	61.9
Other notes due to affiliates	444.4	444.4	462.8	462.8

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At June 30, 2010 and December 31, 2009, we had £396.7 million and £415.9 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with whom we operate and relate only to derivatives with recorded asset balances at June 30, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At June 30, 2010, based on market values, we had 44.1% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities

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

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at June 30, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.4	£0.3
Economic Hedge
Foreign currency forward rate contracts	4.3	1.9

	£4.7	£2.2

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£198.3	£63.7
Economic Hedge
Interest rate swaps	4.1	—
Cross-currency interest rate swaps	58.3	169.5
Other	—	1.9

	£260.7	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	—	2.4
Interest rate swaps	—	3.1

	£—	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£21.0
Cross-currency interest rate swaps	17.4	27.6
Economic Hedge
Interest rate swaps	38.9	—
Cross-currency interest rate swaps	21.4	58.2

	£77.7	£106.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Secured Notes

        As of June 30, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

        The terms of our outstanding cross-currency interest rate swaps at June 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$550m senior notes due 2016
August 2016	Accounting	$550.0	£301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.4	6.50%	7.01%

		$4,835.7	£2,848.5

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1,000 million senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of June 30, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The terms of our outstanding interest rate swap contracts at June 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
September 2012	Economic	£600.0	3 month LIBOR	3.09%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	300.0	1.86%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of June 30, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty		Notional amount due to counterparty	Weighted average exchange rate
		(in millions)		(in millions)
Commited and forecasted purchases
July 2010 to December 2010	Economic		$60.8	£36.4	1.6704
September 2010 to December 2010	Accounting		$5.7	£3.4	1.6701
July 2010 to December 2010	Accounting	ZAR	33.0	£2.9	11.5444

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

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and six months ended June 30, 2010, there were no ineffectiveness losses recognized. The following tables present the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three and six months ended June 30, 2010 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income	95.8	—	95.1	0.7	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(127.9)	—	(127.9)	—	—
Interest expense	(2.7)	—	(2.7)	—	—
Operating costs	(0.2)	—	—	(0.2)	—

Balance at March 31, 2010	£(57.9)	£—	£(42.4)	£0.5	£(16.0)

Amounts recognized in other comprehensive income	54.5	—	54.5	—	—
Amounts reclassified as a result of cash flow hedge discontinuance	—	—	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(20.9)	—	(20.9)	—	—
Interest expense	(2.0)	—	(2.0)	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	(8.1)	—	—	—	(8.1)

Balance at June 30, 2010	£(34.5)	£—	£(10.8)	£0.4	£(24.1)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax gains that would be reclassified from other comprehensive income to earnings would be nil, £4.8 million and £0.4 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges

        Restructuring and other charges of £6.2 million and £6.6 million for the three and six months ended June 30, 2010, respectively, related primarily to involuntary employee termination and related costs in connection with the restructuring program initiated in the last quarter of 2008. Restructuring and other charges of £22.8 million and £27.9 million for the three and six months ended June 30, 2009, respectively, related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008.

        During the quarter, we identified further savings through the expansion of the 2008 restructuring program and revised the estimated total costs and extended the completion date through the end of 2012. In connection with our 2008 restructuring program we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this program.

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for the restructuring plan announced in 2008 by Virgin Media (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended June 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, March 31, 2010	£10.9	£23.8	£0.9	£14.7	£50.3
Charged to expense	0.4	0.6	5.0	0.8	6.8
Revisions	—	(0.2)	(0.4)	—	(0.6)
Utilized	(0.8)	(5.6)	(0.7)	(1.9)	(9.0)

Balance, June 30, 2010	£10.5	£18.6	£4.8	£13.6	£47.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges (Continued)

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Six months ended June 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2009	£12.2	£27.0	£1.7	£15.0	£55.9
Amendments offset against goodwill	—	(0.3)	—	—	(0.3)
Charged to expense	0.8	0.6	5.4	2.1	8.9
Revisions	(0.4)	(1.3)	(0.6)	—	(2.3)
Utilized	(2.1)	(7.4)	(1.7)	(3.5)	(14.7)

Balance, June 30, 2010	£10.5	£18.6	£4.8	£13.6	£47.5

Note 8—Share Based Compensation

Stock Option Plans

        We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at June 30, 2010, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2009 Annual Report.

Note 9—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss for period	£(61.2)	£(54.4)	£(212.9)	£(206.2)
Currency translation adjustment	0.1	(0.1)	0.2	(0.5)
Net unrealized (losses) gains on derivatives, net of tax	12.4	(120.6)	108.2	(142.6)
Reclassification of derivative losses (gains) to net income, net of tax	11.0	113.3	(87.4)	109.7

Comprehensive loss	£(37.7)	£(61.8)	£(191.9)	£(239.6)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Comprehensive Loss (Continued)

        The components of accumulated other comprehensive (loss) income, net of taxes, were as follows (in millions):

	June 30, 2009	December 31, 2009
Foreign currency translation	£—	£(0.2)
Pension liability adjustments	(82.3)	(82.3)
Net unrealized gains on derivatives	(34.5)	(55.3)

	£(116.8)	£(137.8)

Note 10—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are wholly owned subsidiaries of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating costs	£10.0	£12.6	£20.6	£26.0
Selling, general and administrative expenses	11.6	8.6	22.9	21.0

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Note 11—Contingent Liabilities

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. We recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. While litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

        Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Contingent Liabilities (Continued)

estimated contingent losses totaling £44.0 million as of June 30, 2010 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be required and therefore the timescale for resolution is not expected to occur within the next financial year.

Note 12—Industry Segments

        Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations. Virgin Media's internal reporting structure and the related financial information used by management and the CODM reflect changes we have made after the announcement of the sale of Virgin Media TV, which comprised our Content segment, to BSkyB in June 2010. Following this announcement we have two reporting segments, Consumer and Business, as described below.

        While both companies have operating segments, consisting of Consumer and Business, which are consistent with Virgin Media's operating segments, financial information is only prepared and reviewed by the CODM at the consolidated level. As such, there are no separable reportable segments for either of the companies.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Industry Segments (Continued)

        The following segment information is based on the consolidated results of Virgin Media for the three and six month periods ended June 30, 2010 and 2009 (in millions):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Consumer	Business	Total	Consumer	(Adjusted) Business	Total
Revenue	£811.5	£152.7	£964.2	£757.6	£142.5	£900.1
Segment contribution	£489.4	£87.6	£577.0	£454.0	£83.7	£537.7

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Consumer	Business	Total	Consumer	(Adjusted) Business	Total
Revenue	£1,601.0	£292.6	£1,893.6	£1,510.9	£292.3	£1,803.2
Segment contribution	£969.9	£163.7	£1,133.6	£892.2	£166.3	£1,058.5

        Revenue in the table above includes £24.6 million and £50.4 million for the three and six months ended June 30, 2010, respectively, related to subsidiaries of Virgin Media that are not consolidated in either of the companies. Revenue in the table above includes £27.1 million and £55.2 million for the three and six months ended June 30, 2009, respectively, related to subsidiaries of Virgin Media that are not consolidated in either of the companies. The reconciliation of total segment contribution to our consolidated operating income is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Total segment contribution	£577.0	£537.7	£1,133.6	£1,058.5
Other operating and corporate costs	207.3	210.2	414.3	425.7
Depreciation	246.5	233.4	489.0	465.6
Amortization	37.1	61.1	74.2	122.3
Restructuring and other charges	6.5	23.6	6.9	29.0
Operating loss of subsidiaries not consolidated in either of the companies	(2.8)	(0.2)	(4.5)	(3.4)

Consolidated operating income	£82.4	£9.6	£153.7	£19.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

        We are a leading provider of entertainment and communications services in the U.K., offering "quad-play" broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. We are also one of the U.K.'s largest mobile virtual network operators by number of customers. In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also have an interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, of our television channel business known as Virgin Media TV. Virgin Media TV's operations comprised our former Content segment and has been treated in the condensed consolidated financial statements as discontinued operations. Our internal reporting structure and the related financial information used by management and the chief operating decision maker reflect changes we have made after the announcement of the sale of Virgin Media TV. Following this announcement, we have two reporting segments, Consumer and Business, as described below.

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

        Our revenue by segment for the six months ended June 30, 2010 and 2009 was as follows (in millions):

	Six months ended June 30,
	2010		2009
Consumer Segment	£1,601.0	84.5%	£1,510.9	83.8%
Business Segment	292.6	15.5	292.3	16.2

	£1,893.6	100.0%	£1,803.2	100.0%

        For further discussion of our business, please refer to our 2009 Annual Report.

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect both of the segments in which we operate are as follows:

        General Macroeconomic Factors.    General macroeconomic factors in the U.K. have an impact on our business. For example, during an economic slowdown, potential and existing customers may be less willing or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense.

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of these programs is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars, euros and South African rand, such as customer premise equipment and network maintenance services and some of these exposures are not hedged.

        Integration and Restructuring Activities.    In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. We anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. During the quarter, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

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

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT Group plc, or BT; resellers or local loop unbundlers, such as BSkyB and Talk Talk Telecom Group PLC; alternative internet access services like DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including Everything Everywhere Limited (the joint venture between T-Mobile(UK) and Orange(UK)), O2, Vodafone and 3 U.K., and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

Business Segment

        Factors particularly affecting our Business segment include competition, pricing, operational effectiveness and changes in government spending.

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

        Government Spending.    Public sector organizations represent a significant proportion of the customer base in our Business segment. Accordingly, changes to the U.K. government's allocation of funding and spending levels with respect to certain programs have had, and may continue to have, an effect on our Business segment revenue.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenue

        For the three months ended June 30, 2010, revenue increased by 7.1% to £964.2 million from £900.1 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenue increased by 5.0% to £1,893.6 million from £1,803.2 million for the six months ended June 30, 2009. The amount of revenue recognized in both our Consumer and Business segments increased over both periods as more fully described in our segment discussions below.

Operating Costs

        Operating costs for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
		(Adjusted)			(Adjusted)
Operating costs:
Consumer cost of sales	£248.5	£236.8	4.9%	£481.7	£482.8	(0.2)%
Business cost of sales	47.8	46.4	3.0	92.7	97.4	(4.8)
Network and other operating costs	97.8	97.1	0.7	196.5	194.3	1.1

Total operating costs	£394.1	£380.3	3.6%	£770.9	£774.5	(0.5)%

        For the three months ended June 30, 2010, operating costs increased by 3.6% to £394.1 million from £380.3 million during the same period in 2009. This increase was primarily attributable to increased Consumer segment cost of sales increased primarily as a result of increased revenues. Network and other operating costs remained relatively unchanged as higher employee and outsourcing costs, due to greater install activity resulting from customer additions during the period, were largely offset by lower facilities costs primarily due to refunds received of local authority taxes relating to our network property. As a result of these changes, operating costs as a percentage of revenue decreased to 40.9% for the three months ended June 30, 2010 from 42.3% for the three months ended June 30, 2009.

        For the six months ended June 30, 2010, operating costs decreased by 0.5% to £770.9 million from £774.5 million during the same period in 2009. This decrease was primarily attributable to declines in Consumer segment and Business segment cost of sales, partially offset by increased network and other operating costs. Consumer cost of sales decreased primarily as a result of lower fixed line telephony costs as a result of lower usage along with lower mobile telephone costs as a result of lower wholesale rates. These declines were partially offset by increased costs in relation to greater bundled volumes provided to mobile contract customers. Business cost of sales decreased primarily as the impact on costs of lower LAN solutions and retail voice revenues was only partially offset by the impact on costs of higher retail data revenues. Network and other operating costs increased mainly due to greater install activity resulting from customer additions during the period partially offset by lower facilities costs primarily due to refunds received of local authority taxes relating to our network property. As a result of these changes, operating costs as a percentage of revenue decreased to 40.7% for the six months ended June 30, 2010 from 43.0% for the six months ended June 30, 2009.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
		(Adjusted)			(Adjusted)
Selling, general and administrative expenses:
Employee and outsourcing costs	£119.5	£107.0	11.7%	£236.0	£220.4	7.1%
Marketing costs	39.7	30.3	31.0	78.4	59.3	32.2
Facilities	15.9	17.0	(6.5)	32.9	36.3	(9.4)
Other	25.3	38.0	(33.4)	56.1	79.9	(29.8)

Total selling, general and administrative expenses	£200.4	£192.3	4.2%	£403.4	£395.9	1.9%

        For the three months ended June 30, 2010, selling, general and administrative expenses increased by 4.2% to £200.4 million from £192.3 million for the three months ended June 30, 2009. This increase was primarily due to higher marketing and employee and outsourcing costs, partially offset by lower facilities and other costs. Marketing costs were higher primarily due to increased marketing activity to drive growth in our Consumer customer base. Higher employee and outsourcing costs were mainly due to an increase in share based compensation costs. Lower facilities costs were mainly due reduced power costs and refunds of local authority property taxes. Lower other costs were due to a reduction in IT and legal expenses as compared to the prior period.

        For the six months ended June 30, 2010, selling, general and administrative expenses increased by 1.9% to £403.4 million from £395.9 million for the six months ended June 30, 2009. This increase was primarily due to higher marketing and employee and outsourcing costs, partially offset by lower facilities and other costs. Marketing costs were higher primarily due to increased marketing activity in our Consumer segment and the cost of rebranding our Business segment to Virgin Media Business. Higher employee and outsourcing costs were mainly due to an increase in share based compensation costs. Lower facilities costs were mainly due to lower operating costs resulting from site closures in prior periods together with reduced power costs and refunds of local authority property taxes. Lower other costs were due to a reduction in IT and legal expenses as compared to the prior period.

Restructuring and Other Charges

        Restructuring and other charges were £6.5 million in the three months ended June 30, 2010 which included £5.7 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008. Restructuring and other charges of £23.6 million in the three months ended June 30, 2009 included £22.2 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008.

        Restructuring and other charges were £6.9 million in the six months ended June 30, 2010 which included £7.2 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008 offset by net revisions in cash flow estimates for our historical and 2006 acquisition programs of £0.3 million. Restructuring and other charges of £29.0 million in the six months ended June 30, 2009 was comprised mainly of £32.1 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008, partially offset by a £7.4 million reduction in the accruals for lease exit costs in connection with our historical and acquisition restructuring programs.

Depreciation Expense

        For the three months ended June 30, 2010, depreciation expense increased by 5.6% to £246.5 million from £233.4 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, depreciation expense increased by 5.0% to £489.0 million from £465.6 million for the six months ended June 30, 2009. The increase in depreciation expense in both periods was primarily a result of increases in depreciation in respect of new fixed assets, partially offset by fixed assets becoming fully depreciated.

Amortization Expense

        For the three months ended June 30, 2010, amortization expense decreased to £37.1 million from £61.1 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, amortization expense decreased to £74.2 million from £122.3 million for the six months ended June 30, 2009. The decline in amortization expense in both periods was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2009.

Interest Expense

        For the three months ended June 30, 2010, interest expense increased to £117.6 million from £102.3 million for the three months ended June 30, 2009, primarily as a result of refinancing lower cost bank debt with higher cost bond debt. We paid cash interest of £139.1 million for the three months ended June 30, 2010 and £96.7 million for the three months ended June 30, 2009. The increase in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility and senior notes.

        For the six months ended June 30, 2010, interest expense increased to £240.9 million from £211.3 million for the six months ended June 30, 2009, primarily as a result of refinancing lower cost bank debt with higher cost bond debt. We paid cash interest of £248.1 million for the six months ended June 30, 2010 and £228.3 million for the six months ended June 30, 2009. The increase in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility and senior notes.

Loss on Extinguishment of Debt

        The loss on extinguishment of debt of £37.1 million and £70.0 million in the three and six months ended June 30, 2010, respectively, primarily related to the write-off of deferred financing costs resulting from repayments of our old senior credit facility from the net proceeds of the senior secured bond issuance on January 19, 2010 and the new senior credit facility on April 22, 2010 along with the redemption premium paid in respect to our senior notes redeemed on May 12, 2010.

        The loss on extinguishment of debt of £7.3 million in the three and six months ended June 30, 2009, respectively, related to the write-off of deferred financing costs resulting from repayments of our senior credit facility.

Share of Income (Loss) From Equity Investments

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        For the three months ended June 30, 2010, share of income from equity investments was £7.1 million as compared with loss of £0.4 million for the same period in 2009. The share of income from equity investments in the three months ended June 30, 2010 was our proportionate share of the income earned by UKTV. The share of income from equity investments in the three months ended June 30, 2009 was largely comprised of our proportionate share of the income earned by UKTV, offset by our share of the losses incurred by Setanta Sports News. Setanta Sports News ceased broadcasting on June 23, 2009 when Setanta Sports Limited entered administration.

        For the six months ended June 30, 2010, share of income from equity investments was £14.7 million as compared with income of £2.1 million for the same period in 2009. The share of income from equity investments in the six months ended June 30, 2010 was primarily our proportionate share of the income earned by UKTV. The share of income from equity investments in the six months ended June 30, 2009 was largely comprised of our proportionate share of the income earned by UKTV, partially offset by our share of the losses incurred by Setanta Sports News. Setanta Sports News ceased broadcasting on June 23, 2009 when Setanta Sports Limited entered administration.

        At June 30, 2010, our investment in UKTV was carried on the balance sheet at £351.3 million, which includes outstanding loans totaling £115.8 million. These loans effectively act as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £11.2 million and £12.4 million during the three and six months ended June 30, 2010. We also received dividends, interest payments and payments for consortium tax relief from UKTV totaling £6.3 million and £14.8 million for the three and six months ended June 30, 2010, respectively.

Loss on Derivative Instruments

        The loss on derivative instruments of £7.2 million in the three months ended June 30, 2010 was mainly driven by payments made to settle euro derivative contracts in connection with the repayment of our old senior credit facility and senior notes, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar. The loss from derivative instruments of £126.5 million in the three months ended June 30, 2009 was mainly driven by the U.S. dollar and euro weakening against the pound sterling in the quarter, which resulted in a reduction in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes.

        The loss on derivative instruments of £28.2 million in the six months ended June 30, 2010 was mainly driven by the reclassification of losses on derivative contracts previously designated as accounting hedges from accumulated other comprehensive income to earnings along with payments made to settle euro derivative contracts in connection with the repayment of our old senior credit facility and senior notes, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar. The loss from derivative instruments of £147.7 million in the six months ended June 30, 2009 was mainly driven by the U.S. dollar and euro weakening against the pound sterling in the six month period, which resulted in a reduction in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes.

Foreign Currency (Losses) Gains

        The foreign currency losses of £10.1 million and £77.5 million in the three and six months ended June 30, 2010, respectively, were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on our convertible senior notes and the U.S. dollar denominated tranches of our old senior credit facility. The foreign currency gains of £172.9 million and £157.4 million in the three and six months ended June 30, 2009, respectively, were primarily due to the strengthening of the pound sterling relative to the U.S. dollar and euro and related remeasurement gains on our convertible senior notes and the U.S. dollar and euro denominated tranches of the senior credit facility.

Income Tax Benefit (Expense)

        For the three and six months ended June 30, 2010, income tax benefit was £14.0 million and £17.0 million, respectively, as compared with income tax expense of £2.8 million and £12.4 million for the same periods in 2009. The income tax benefit related primarily to amounts recognized in discontinued operations and other comprehensive income along with consortium tax relief receivable from our joint venture operations. The income tax expense in the prior periods primarily related to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income.

Net Loss From Continuing Operations

        For the three and six months ended June 30, 2010, net loss from continuing operations increased to £68.5 million and £231.8 million, respectively, compared with a net loss of £55.0 million and £198.0 million for the same periods in 2009 due to the factors discussed above.

Income (Loss) From Discontinued Operations

        For the three and six months ended June 30, 2010, net income from discontinued operations was £8.6 million and £11.5 million, respectively, relating to our former content segment operations compared with income of £5.7 million and a loss of £5.3 million for the same periods in 2009 which related to our former sit-up and content operations.

Net Loss From Continuing Operations Per Share

        Basic and diluted net loss from continuing operations per common share for the three months ended June 30, 2010 was £0.21 compared to £0.17 for the three months ended June 30, 2009. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 330.9 million shares outstanding in the three months ended June 30, 2010 and a weighted average of 328.7 million shares outstanding for the same period in 2009. Options, sharesave options, shares of restricted stock held in escrow, restricted stock units, warrants, and shares issuable under our convertible senior notes at June 30, 2010 and June 30, 2009 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

        Basic and diluted net loss from continuing operations per common share for the six months ended June 30, 2010 was £0.70 compared to £0.60 for the six months ended June 30, 2009. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 330.3 million shares outstanding in the six months ended June 30, 2010 and a weighted average of 328.5 million shares outstanding for the same period in 2009. Options, sharesave options, shares of restricted stock held in escrow, restricted stock units, warrants, and shares issuable under our convertible senior notes at June 30, 2010 and June 30, 2009 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

Segmental Results of Operations from Continuing Operations for the Three and Six Months Ended June 30, 2010 and 2009

        A description of the products and services, as well as financial data, for each segment can be found in note 11 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of June 30, 2010. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Consumer Segment

        The summary combined results of operations of our Consumer segment for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue	£811.5	£757.6	7.1%	£1,601.0	£1,510.9	6.0%
Segment contribution	489.4	454.0	7.8	969.9	892.2	8.7

  Revenue

        Our Consumer segment revenue for the three and six months ended June 30, 2010 and 2009 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue:
Cable	£656.4	£616.8	6.4%	£1,296.4	£1,220.8	6.2%
Mobile(1)	136.3	127.5	6.9	£268.2	262.8	2.1
Non-cable	18.8	13.3	41.4	£36.4	27.3	33.3

Total revenue	£811.5	£757.6	7.1%	£1,601.0	£1,510.9	6.0%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the three months ended June 30, 2010, revenue from our Consumer segment customers increased by 7.1% to £811.5 million from revenue of £757.6 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenue from our Consumer segment customers increased by 6.0% to £1,601.0 million from revenue of £1,510.9 million for the six months ended June 30, 2009. These increases were primarily due to an increase in revenues from our cable product offerings and, to a lesser extent, increased revenue from our mobile and non-cable product offerings.

        For the three months ended June 30, 2010, cable revenue increased to £656.4 million from £616.8 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, cable revenue increased to £1,296.4 million from £1,220.8 million for the six months ended June 30,

2009. The increase in cable revenue was primarily due to selective price increases as well as additional cable customers subscribing to our service, partially offset by continued decline in fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

        Cable ARPU increased to £45.88 for the three months ended June 30, 2010 from £43.72 for the three months ended June 30, 2009. The increase in cable ARPU was mainly due to the selective price increases and successful up-selling and cross-selling to existing customers, partially offset by price discounting and declining telephony usage. Our focus on acquiring new bundled customers and on cross-selling to existing customers is demonstrated by cable products per customer increasing to 2.49 at June 30, 2010 from 2.45 at June 30, 2009, and by "triple-play" penetration growing to 62.4% at June 30, 2010 from 58.9% at June 30, 2009. A triple-play customer is a customer who subscribes to our cable television, broadband and fixed line telephone services.

        For the three months ended June 30, 2010, mobile revenue increased to £136.3 million from £127.5 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, mobile revenue increased to £268.2 million from £262.8 million for the three months ended June 30, 2009. The increase was attributable to an increase in service revenues, partially offset by a decline in equipment revenues. The service revenue increase was mainly driven by increased contract and data revenue, partially offset by the declining base of prepay mobile subscribers together with lower mobile termination rates that came into force following regulatory changes in April 2009. Along with this, service revenues were particularly weak in the second quarter of 2009. The equipment revenue decrease was due to lower average revenue per unit partially offset by higher handset sales.

        Mobile ARPU increased to £14.36 for the three months ended June 30, 2010 from £12.43 for the three months ended June 30, 2009. The increase was primarily due to the increased proportion of our higher value contract customers relative to the total number of mobile customers, which rose to 35.7% at June 30, 2010 from 24.3% at June 30, 2009, and increased usage of voice and texts, partially offset by declining rates for those services and lower mobile termination rates as described above.

        Non-cable revenue for the three months ended June 30, 2010 increased to £18.8 million from £13.3 million for the three months ended June 30, 2009. Non-cable revenue for the six months ended June, 30, 2010 increased to £36.4 million from £27.3 million for the six months ended June 30, 2009. Revenue increased as a result of higher customers following the launch of wholesale line rental in August 2009 as discussed further in Summary Non-cable Statistics below.

  Consumer Segment Contribution

        For the three months ended June 30, 2010, Consumer segment contribution increased to £489.4 million from £454.0 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, Consumer segment contribution increased to £969.9 million from £892.2 million for the six months ended June 30, 2009. This increase was primarily due to the increase in Consumer revenue, as described above.

  Summary Cable Statistics

        Selected statistics for our cable customers for the three months ended June 30, 2010 as well as the four prior quarters are set forth in the table below. Our net customer movement for the three months ended June 30, 2010 was an increase of 7,100 customers, being the net of gross additions and disconnections (net additions). The increase in net additions compared with the three months ended June 30, 2009 was primarily the result of higher gross additions and fewer disconnections which we believe is the result of improved product propositions in recent periods. Customer churn remained flat at 1.3% for both the three months ended June 30, 2010 and 2009. The total number of cable products grew to 11,863,200 at June 30, 2010 from 11,461,900 at June 30, 2009, representing a net increase in products of 401,300.

	Three months ended
	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
Opening customers(1)	4,761,800		4,723,500		4,694,900		4,686,800		4,713,000
Customer additions	188,600		193,100		198,600		213,800		159,500
Customer disconnects	(181,500)		(154,800)		(170,000)		(205,700)		(185,700)

Net customer movement	7,100		38,300		28,600		8,100		(26,200)

Closing customers(1)	4,768,900		4,761,800		4,723,500		4,694,900		4,686,800
Cable churn(1)(2)	1.3%		1.1%		1.2%		1.5%		1.3%
Cable products:
Television(1)	3,751,900		3,729,600		3,693,900		3,659,700		3,622,700
DTV (included in Television)	3,728,700		3,702,800		3,656,200		3,599,300		3,543,300
ATV (included in Television)(1)	23,200		26,800		37,700		60,400		79,400
Telephone	4,175,300		4,178,000		4,146,600		4,120,000		4,104,000
Broadband	3,936,000		3,910,100		3,837,800		3,774,200		3,735,200
Total cable products	11,863,200		11,817,700		11,678,300		11,553,900		11,461,900
Cable products/Customer(1)	2.49	x	2.48	x	2.47	x	2.46	x	2.45	x
Triple-play penetration(1)	62.4%		61.9%		61.1%		60.1%		58.9%
Cable Average Revenue Per User(1)(3)	£45.88		£45.01		£45.28		£44.71		£43.72
Cable ARPU calculation:
Cable revenue (millions)	£656.4		£640.0		£640.1		£627.6		£616.8
Average customers(1)	4,768,800		4,739,500		4,712,600		4,679,000		4,702,300

(1)
As part of our analog switch off program during the first quarter of 2010 we identified 49,300 analog customers as of December 31, 2009 that we do not expect to convert to digital products and services. These customers were previously reflected in our Summary Cable Statistics as both customers and ATV products. As they do not receive any directly billable services from us they will not be included in our Summary Cable Statistics in future periods. To ensure our statistics are presented on a comparable basis, we have removed 49,300 customers from our customer and ATV product numbers for all previously reported periods. The following statistics have been recalculated: Opening and Closing customers, Cable churn, Cable products—Television and ATV, Cable products/Customer, Triple-play penetration, Cable ARPU, Average customers.

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

  Summary Mobile Statistics

        Selected statistics for our mobile customers for the three months ended June 30, 2010 as well as the four prior quarters are set forth in the table below. Between June 30, 2010 and June 30, 2009, the number of mobile customers decreased by a net 160,700. Contract customer gains of 312,600 were offset by net losses of 473,300 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross- selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, low tariffs and lower overall lifetime value.

	Three months ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Contract mobile customers(1):
Opening contract mobile customers	1,030,900	949,700	872,600	784,600	712,300
Net contract mobile customer additions(2)	66,300	81,200	77,100	88,000	72,300

Closing contract mobile customers	1,097,200	1,030,900	949,700	872,600	784,600
Prepay mobile customers(1):
Opening prepay mobile customers	2,028,900	2,225,000	2,323,300	2,449,500	2,556,000
Net prepay mobile customer additions (disconnections)(2)	(52,700)	(196,100)	(98,300)	(126,200)	(106,500)

Closing prepay mobile customers	1,976,200	2,028,900	2,225,000	2,323,300	2,449,500
Total closing mobile customers:(1)	3,073,400	3,059,800	3,174,700	3,195,900	3,234,100
Mobile average revenue per user(3)	£14.36	£13.70	£14.00	£13.41	£12.43
Mobile ARPU calculation:
Mobile service revenue (millions)	£131.9	£127.7	£132.9	£129.3	£121.2
Average mobile customers	3,061,800	3,106,300	3,164,400	3,213,600	3,251,400

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract for a minimum 30-day period and have not been disconnected. Contract mobile customers represent the number of contracts relating to either a mobile service or a mobile broadband service.

(2)
Contract net adds in the three months ended June 30, 2010 includes 9,300 customers who have been taking contract services since joining but had previously been recorded as prepay customers. A corresponding reduction is included in prepay net adds in the same quarter.

(3)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three.

  Summary Non-cable Statistics

        Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended June 30, 2010 as well as for the four prior quarters are set forth in the table below. Total non-cable products increased by 9,000 during the three months ended June 30, 2010 as compared to an increase of 2,200 non-cable products during the three months ended June 30, 2009. The increase in non-cable products in the current quarter is primarily due to improvements in both broadband and telephone net additions due to the launch of wholesale line rental in August 2009 which allows us to offer a telephone line rental service bundled with our broadband services, which we believe makes our products more attractive to our customers, and new flexible consumer propositions.

	Three months ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Opening customers	270,600	267,200	255,200	245,500	247,100
Net customer movements	2,000	3,400	12,000	9,700	(1,600)

Closing customers	272,600	270,600	267,200	255,200	245,500
Opening Non-cable products:
Telephone	147,600	139,800	124,900	112,500	109,000
Broadband	269,600	265,700	253,200	245,700	247,000

	417,200	405,500	378,100	358,200	356,000
Net Non-cable product additions (disconnections):
Telephone	6,800	7,800	14,900	12,400	3,500
Broadband	2,200	3,900	12,500	7,500	(1,300)

	9,000	11,700	27,400	19,900	2,200
Closing Non-cable products:
Telephone	154,400	147,600	139,800	124,900	112,500
Broadband	271,800	269,600	265,700	253,200	245,700

	426,200	417,200	405,500	378,100	358,200

Business Segment

  Revenue

        The summary combined results of operations of our Business segment for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue	£152.7	£142.5	7.2%	£292.6	£292.3	0.1%
Segment contribution	87.6	83.7	4.7	163.7	166.3	(1.6)

        Our Business segment revenue for the three and six months ended June 30, 2010 and 2009 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue:
Retail:
Data	£63.0	£49.9	26.3%	£118.0	£101.2	16.6%
Voice	40.9	43.6	(6.2)	82.4	90.2	(8.6)
LAN Solutions and other	9.7	9.5	2.1	15.9	20.6	(22.8)

	113.6	103.0	10.3	216.3	212.0	2.0
Wholesale	39.1	39.5	(1.0)	76.3	80.3	(5.0)

Total revenue	£152.7	£142.5	7.2%	£292.6	£292.3	0.1%

        For the three months ended June 30, 2010, revenue from business customers increased by 7.2% to £152.7 million from £142.5 million for the three months ended June 30, 2009. This increase was attributable to growth in retail data and Local Area Network (LAN) solutions revenues, partially offset by declines in retail voice and wholesale revenues.

        For the six months ended June 30, 2010, revenue from business customers increased slightly to £292.6 million from £292.3 million for the three months ended June 30, 2009. This increase was attributable to growth in retail data revenue, partially offset by declines in retail voice, Local Area Network (LAN) solutions and wholesale revenues.

        Retail data revenue represented 55.5% of the retail business revenue for the three months ended June 30, 2010 compared with 48.4% for the three months ended June 30, 2009. Retail data revenue represented 54.6% of the retail business revenue for the six months ended June 30, 2010 compared with 47.7% for the six months ended June 30, 2009. Retail data revenue increased in the three and six months ended June 30, 2010 compared with the same periods on 2009, as a result of our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing data market. Along with this, retail data revenues were particularly weak in the second quarter of 2009.

        Retail voice revenue decreased in the three and six months ended June 30, 2010 compared with the same periods on 2009, mainly as a result of declining telephony usage.

        LAN solutions and other revenue of £9.7 million in the three months ended June 30, 2010 was relatively unchanged as compared to £9.5 million in the three months ended June 30, 2009. LAN solutions and other revenue in the six months ended June 30, 2010 was £15.9 million compared to £20.6 million in the six months ended June 30, 2009. The majority of this revenue is from infrastructure projects which are non-recurring in nature. LAN solutions and other revenue decreased in the six months ended June 30, 2010 primarily due to a reduction in revenue from public sector organizations and a decline in equipment sales.

        Wholesale revenue decreased to £39.1 million and £76.3 million for the three and six months ended June 30, 2010, respectively, from £39.5 million and £80.3 million in the same periods in 2009 mainly as a result of the loss of certain wholesale contracts which was largely offset, during the three months ended June 30, 2010, by increased usage of our network by wholesale customers.

  Business Segment Contribution

        For the three months ended June 30, 2010, Business segment contribution increased to £87.6 million from £83.7 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, Business segment contribution decreased to £163.7 million from £166.3 million for the six months ended June 30, 2009. The increase in segment contribution in the three months ended June 30, 2010 as compared with the same period in 2009 was due primarily to the higher revenue as described above. The decrease in segment contribution in the six months ended June 30, 2010 as compared with the same period in 2009 was due primarily to the higher revenue, as described above, offset by higher marketing costs due to the rebranding to Virgin Media Business during the first quarter of 2010.

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

        On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock over the next twelve months, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. As a first step in this program, on the same date we initiated a £125 million accelerated stock repurchase program. This program may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with this program will be held in treasury or cancelled.

        As of June 30, 2010, we had £6,053.0 million of debt outstanding, compared to £5,974.7 million as of December 31, 2009 and £5,898.2 million as of June 30, 2009, and £414.9 million of cash and cash equivalents, compared to £430.5 million as of December 31, 2009 and £246.0 million as of June 30, 2009. The increase in debt since June 30, 2009 is due to adverse movements in exchange rates and, to a lesser extent, an increase in net borrowing. The increase in debt from December 31, 2009 is also due to adverse movements in exchange rates and, to a lesser extent, an increase in net borrowing.

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

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010 and 2009

        For the six months ended June 30, 2010, cash provided by operating activities increased to £452.7 million from £371.9 million for the six months ended June 30, 2009. This increase was attributable to the improvement in operating results. For the six months ended June 30, 2010, cash paid for interest, exclusive of amounts capitalized, increased to £248.1 million from £228.3 million during the same period in 2009. This increase was the result of differences in the timing of interest payments on our senior credit facility.

        For the six months ended June 30, 2010, cash used in investing activities was £313.5 million compared with cash used in investing activities of £308.1 million for the six months ended June 30, 2009. The cash used in investing activities in the six months ended June 30, 2010 and 2009 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £327.5 million for the six months ended June 30, 2010 from £292.1 million for the same period in 2009 primarily due to increased costs in relation to upgrading and extending our broadband and TV network architecture and timing of payments to suppliers.

        Cash used in financing activities for the six months ended June 30, 2010 was £148.6 million compared to cash provided by financing activities of £18.1 million for the six months ended June 30, 2009. Cash used in financing activities for the six months ended June 30, 2010 was primarily from principal payments on long term debt offset by new debt issuances. Cash provided by financing activities for the six months ended June 30, 2009 was primarily from new debt issuances and realized gains on derivatives offset by principal payments on long term debt, capital lease payments and dividend payments.

Senior Credit Facility

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility, and applied the proceeds towards the repayment in full of all amounts outstanding under our old senior credit facility as at the draw down date. The new senior credit facility comprises of a term loan A, or Tranche A, facility in an aggregate principal amount of £1,000 million; a term loan B, or Tranche B, facility in an aggregate principal amount of £675 million; and a revolving credit facility in aggregate principal amount of £250 million. The proceeds from Tranches A and B facilities may also be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes.

Principal Amortization

        The final maturity date of Tranche A and the revolving credit facility under our senior credit facility is June 30, 2015, and the final maturity date of Trance B is December 31, 2015. As of June 30, 2010, the amortization schedule under our senior credit facility was (in millions):

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

        The applicable interest margin for Tranche A and the revolving credit facility under our new senior credit facility depends upon the total net leverage ratio of the bank group as such terms are defined therein (which comprises VMIH and most of its subsidiaries, and certain other operating companies which are subsidiaries of Virgin Media Inc. but not of VMIH) then in effect as set forth below:

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

Financial Maintenance Covenants

        Our new senior credit facility contains the following financial covenant ratios:

  •
  Consolidated net debt to consolidated operating cashflow as such terms are defined therein, which we refer to as the leverage ratio; and

  •
  Consolidated operating cashflow to consolidated total net cash interest payable as such terms are defined therein, which we refer to as the interest coverage ratio.

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

        In April 2004, Virgin Media Finance PLC issued U.S. dollar denominated 8.75% senior notes due 2014 with a principal amount outstanding of $425 million, sterling denominated 9.75% senior notes due 2014 with a principal amount outstanding of £375 million, and euro denominated 8.75% senior notes due 2014 with a principal amount outstanding of €225 million, collectively, the senior notes due 2014. We partially redeemed our senior notes due 2014 in December 2009 using the proceeds from the senior notes which we issued in November 2009, and we redeemed the outstanding balance of our senior notes due 2014 in full on May 12, 2010 using cash from our balance sheet.

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

        On August 2, 2010, we concluded an offer to exchange any and all of the outstanding senior secured notes due 2018, which were originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2018 which have been registered under the U.S. Securities Act of 1933, as amended. We have accepted for exchange all of the outstanding senior secured notes due 2018 validly tendered and not validly withdrawn, and expect to issue an equivalent amount of new senior secured notes due 2018 on or about August 5, 2010. The exchange offer was made to satisfy our obligations under a registration rights agreement entered into in connection with the original issuance of the senior secured notes due 2018, and does not represent a new financing transaction. Virgin Media will not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer please see Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the SEC on June 30, 2010.

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

Debt Ratings

        To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The corporate debt ratings and outlook assigned by the rating agencies engaged by us as of June 30, 2010 are as follows:

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Positive
Standard & Poor's	BB-	Positive
Fitch	BB	Stable

        On July 28, 2010, Moody's Investors Services Inc upgraded Virgin Media's Corporate Family Rating (CFR) to Ba2, with the outlook held at positive.

Cash Dividends

        During the year ended December 31, 2009 and the six months ended June 30, 2010, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2
Six months ended June 30, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0

        On July 23, 2010, the Board of Directors of Virgin Media Inc. approved the payment of a quarterly cash dividend of $0.04 per share on September 23, 2010 to stockholders of record as of September 13, 2010. Future payments of regular quarterly dividends by us are at the discretion of the Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Off-Balance Sheet Arrangements

        As of June 30, 2010 and 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of June 30, 2010, and the periods in which payments are due (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£6,059.5	£150.3	£375.5	£475.0	£5,058.7
Capital Lease Obligations	272.1	57.0	106.8	17.2	91.1
Operating Lease Obligations	290.8	54.3	96.9	61.3	78.3
Purchase Obligations	1,112.9	444.6	283.2	171.1	214.0
Interest Obligations	2,865.6	425.4	836.8	812.6	790.8

Total	£10,600.9	£1,131.6	£1,699.2	£1,537.2	£6,232.9

Early Termination Charges		£17.9	£4.6	£0.1	£—

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

        Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of June 30, 2010, £3,010.6 million, or 48.3%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £148.0 million, or 2.4%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce, but not eliminate, the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 6 to the consolidated financial statements of Virgin Media Inc.

        The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of June 30, 2010 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
								Fair Value June 30, 2010
	2010	2011	2012	2013	2014	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$4,500.0	$4,500.0	$4,805.1
Average interest rate						7.971%
Average forward exchange rate						0.66
Euros
Fixed rate	—	—	—	—	—	€180.0	€180.0	€191.5
Average interest rate						9.500%
Average forward exchange rate						0.86
Pounds Sterling
Fixed rate	—	—	—	—	—	£1,225.0	£1,225.0	£1,228.7
Average interest rate						7.536%
Variable rate	—	£150.0	£175.0	£200.0	£200.0	£950.0	£1,675.0	£1,618.0
Average interest rate		LIBOR plus 2.75-3.50%	LIBOR plus 2.75-3.50%	LIBOR plus 2.75-3.50%	LIBOR plus 2.75-3.50%	LIBOR plus 2.75-3.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	—	—	—	—	$3,500.0	$3,500.0	£188.7
Average forward exchange rate						0.60
Average sterling interest rate paid						8.74%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£46.7
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	—	—	—	—	€180.0	€180.0	£(14.3)
Average contract exchange rate						0.88
Average sterling interest rate paid						10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	£600.0	—	—	—	£600.0	£(23.3)
Average sterling interest rate paid			3.09%
Sterling interest rate received			LIBOR

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1–31, 2010	—	—	—	—
May 1–31, 2010	171,592	$15.93	—	—
June 1–30, 2010	—	—	—	—

Total	171,592	$15.93	—	—

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.3	Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
3.4	Memorandum and Articles of Association of Virgin Media Investments Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).
4.1	Indenture, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 20, 2010).
4.2	First Supplemental Indenture, dated as of April 19, 2010, relating to the indenture dated as of January 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).
4.3	Second Supplemental Indenture, dated as of May 17, 2010, relating to the indenture dated as of January 19, 2010, among General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited, VM Sundial Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).
4.4	Third Supplemental Indenture, dated as of June 10, 2010, relating to the indenture dated as of January 19, 2010, among Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Wakefield Cable Communications Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).
4.5	Registration Rights Agreement, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited and the initial purchasers party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 20, 2010).
4.6	Group Intercreditor Deed, dated March 3, 2006, as amended and restated on January 8, 2010, between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2010).

Exhibit No.		Description
10.1		Senior Facilities Agreement, dated 16 March 2010, as amended and restated on 26 March 2010, among Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers, BNP Paribas London Branch, Deutsche Bank AG, London Branch, Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs International, J.P. Morgan PLC, Lloyds TSB Corporate Markets, Merrill Lynch International, The Royal Bank of Scotland plc and UBS Limited as Bookrunners and Mandated Lead Arrangers, Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as Security Trustee and the financial and other institutions named in it as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 12, 2010).
10.2		B Facility Accession Deed, dated April 12, 2010, among Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as B Facility Lender and Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 12, 2010).
10.3		Virgin Media Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2010).
10.4	*	Amendment Letter, dated April 26, 2010, between Virgin Media Inc. and Neil A. Berkett, relating to the Service Agreement, dated as of July 3, 2009.
10.5	*	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2006 Stock Incentive Plan.
10.6	*	Letter agreement, dated as of June 16, 2010, between Virgin Media Inc. and James F. Mooney.
10.7	*	Amendment Letter, dated June 28, 2010, between Virgin Media Limited and Robert Gale, relating to the Service Agreement, dated as of July 31, 2009.
31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial information from the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) Notes to Condensed Consolidated Financial Statements.†

*
Filed herewith.

†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: August 4, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: August 4, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: August 4, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: August 4, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer
VIRGIN MEDIA INVESTMENTS LIMITED
Date: August 4, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: August 4, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer