Form 10-Q
period 2010-09-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2010-11-08
CIK 1270400, 1322791, 1481423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

         As of November 2, 2010, there were 322,656,356 shares of the registrant's common stock, par value $0.01 per share, outstanding.

         The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See "Note Concerning the Additional Registrants" in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010
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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except par value)

	September 30, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£609.8	£430.5
Restricted cash	4.6	6.0
Accounts receivable—trade, less allowances for doubtful accounts of £6.3 (2010) and £9.0 (2009)	426.2	403.1
Inventory for resale	19.2	12.9
Derivative financial instruments	1.8	2.2
Prepaid expenses and other current assets	107.0	95.0
Current assets held for sale	—	152.8

Total current assets	1,168.6	1,102.5
Fixed assets, net	4,879.4	5,045.8
Goodwill and other indefinite-lived assets	2,017.5	2,017.8
Intangible assets, net	155.1	265.9
Equity investments	348.9	359.9
Derivative financial instruments	167.6	235.1
Deferred financing costs, net of accumulated amortization of £18.6 (2010) and £136.1 (2009)	103.5	112.2
Other assets	51.1	50.8

Total assets	£8,891.7	£9,190.0

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£296.8	£312.5
Accrued expenses and other current liabilities	396.2	404.4
Derivative financial instruments	—	17.8
Restructuring liabilities	45.2	57.3
VAT and employee taxes payable	94.2	67.0
Interest payable	126.8	126.6
Deferred revenue	298.8	282.8
Current portion of long term debt	218.0	41.2
Current liabilities held for sale	—	83.8

Total current liabilities	1,476.0	1,393.4
Long term debt, net of current portion	5,765.3	5,933.5
Derivative financial instruments	89.7	106.8
Deferred revenue and other long term liabilities	251.2	182.0
Deferred income taxes	82.6	83.0

Total liabilities	7,664.8	7,698.7

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2010 and 2009) shares; issued 332.3 (2010) and 330.8 (2009) and outstanding 322.3 (2010) and 330.8 (2009) shares	1.8	1.8
Treasury stock (at cost)	(122.5)	—
Additional paid-in capital	4,514.5	4,483.2
Accumulated other comprehensive income	53.8	22.5
Accumulated deficit	(3,220.7)	(3,016.2)

Total shareholders' equity	1,226.9	1,491.3

Total liabilities and shareholders' equity	£8,891.7	£9,190.0

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Revenue	£978.4	£919.4	£2,872.0	£2,722.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	395.6	374.6	1,166.5	1,149.1
Selling, general and administrative expenses	195.5	195.8	598.9	591.7
Restructuring and other charges	4.5	1.6	11.4	30.6
Depreciation	244.4	235.3	733.4	700.9
Amortization	36.7	61.0	110.9	183.3

	876.7	868.3	2,621.1	2,655.6

Operating income	101.7	51.1	250.9	67.0
Other income (expense)
Interest expense	(118.2)	(120.0)	(359.1)	(331.3)
Loss on extinguishment of debt	—	(9.4)	(70.0)	(16.7)
Share of income from equity investments	6.7	5.1	21.4	7.2
(Loss) gain on derivative instruments	(24.7)	43.6	(52.9)	(104.1)
Foreign currency gains (losses)	43.6	(49.8)	(33.9)	107.6
Interest income and other, net	0.8	1.3	4.7	6.6

Income (loss) from continuing operations before
income taxes	9.9	(78.1)	(238.9)	(263.7)
Income tax benefit	17.7	14.8	34.7	2.4

Income (loss) from continuing operations	27.6	(63.3)	(204.2)	(261.3)

Discontinued operations
Gain on disposal, net of tax of £13.2	14.4	—	14.4	—
(Loss) income from discontinued operations, net of tax	(0.2)	3.2	11.3	(2.1)

Income (loss) from discontinued operations	14.2	3.2	25.7	(2.1)

Net income (loss)	£41.8	£(60.1)	£(178.5)	£(263.4)

Basic and diluted income (loss) from continuing operations per common share	£0.08	£(0.19)	£(0.62)	£(0.79)

Basic and diluted income (loss) from discontinued operations per common share	£0.04	£0.01	£0.08	£(0.01)

Basic and diluted net income (loss) per common share	£0.13	£(0.18)	£(0.54)	£(0.80)

Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.12	$0.12

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2010	2009
		(Adjusted)
Operating activities:
Net loss	£(178.5)	£(263.4)
(Income) loss from discontinued operations	(25.7)	2.1

Loss from continuing operations	(204.2)	(261.3)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	844.3	884.2
Non-cash interest	16.1	43.3
Non-cash compensation	21.4	12.0
Loss on extinguishment of debt	70.1	15.8
Income from equity accounted investments, net of dividends received	(6.8)	(5.5)
Unrealized losses on derivative instruments	124.5	113.9
Unrealized foreign currency gains	(87.9)	(130.7)
Income taxes	(13.9)	0.4
Amortization of original issue discount and deferred finance costs	15.5	25.8
Other	0.3	(1.0)
Changes in operating assets and liabilities, net of effect from business disposals	(7.1)	(43.2)

Net cash provided by operating activities	772.3	653.7

Investing activities:
Purchase of fixed and intangible assets	(478.0)	(412.5)
Principal repayments on loans to equity investments	15.0	8.9
Decrease in restricted cash	1.4	—
Proceeds from sale of fixed assets	35.8	2.9
Disposal of sit-up, net	—	(17.5)
Disposal of Virgin Media TV, net	160.0	—
Other	0.9	(2.5)

Net cash used in investing activities	(264.9)	(420.7)

Financing activities:
New borrowings, net of financing fees	3,072.1	928.8
Repurchase of common stock	(122.5)	—
Proceeds from employee stock option exercises	9.9	0.7
Principal payments on long term debt, including redemption premiums, and capital leases	(3,225.9)	(1,035.1)
Dividends paid	(26.0)	(25.1)
Realized gain on derivatives	—	88.3

Net cash used in financing activities	(292.4)	(42.4)

Cash flow from discontinued operations:
Net cash used in operating activities	(37.9)	(18.5)
Net cash used in investing activities	—	(0.7)

Net cash used in discontinued operations	(37.9)	(19.2)

Effect of exchange rate changes on cash and cash equivalents	2.2	(1.4)
Increase in cash and cash equivalents	179.3	170.0
Cash and cash equivalents, beginning of period	430.5	181.6

Cash and cash equivalents, end of period	£609.8	£351.6

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£331.4	£253.2

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.'s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, or the 2009 Annual Report.

Note 2—Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Board, or FASB, ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We will prospectively apply the new requirements beginning on January 1, 2011 and are currently evaluating the impact on our consolidated financial statements.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals

        On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, of our television channel business known as Virgin Media TV. Virgin Media TV's operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods, and accordingly, we adjusted the balance sheet as of December 31, 2009 and statement of operations and cash flows for the three and nine months ended September 30, 2009.

        We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB's standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as described by the fair value measurements guidance issued by the FASB. We have performed a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, £33.6 million of the gain on disposal of Virgin Media TV has been deferred on the balance sheet and will be treated as a reduction in operating costs over the contractual terms of the carriage arrangements, which range from 3 to 7 years.

        The fair value of Virgin Media TV was determined utilizing the market approach along with other third party bids we received for the business. The market approach utilized market multiples for similar businesses along with indicative earnings before interest, tax, depreciation and amortization, or EBITDA, levels for the business. The fair value of the carriage agreements was estimated utilizing an analysis of the cost of carriage agreements with other suppliers of content, prices proposed or established by U.K. regulators and audience viewing data. Along with this, we utilized a discount rate of 9.5%. These fair value measurements utilize significant unobservable inputs and fall with Level 3 of the fair value hierarchy.

        The results of operations of Virgin Media TV have been included as discontinued operations in the condensed consolidated statements of operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland. On that date, consideration was received totaling £105.0 million. On September 17, 2010, additional consideration of £55.0 million was received upon full approval of the transaction by U.K. regulators. The terms of the sale and purchase agreement include certain customary warranties and working capital adjustments which may impact the amount recognized in future periods.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals (Continued)

        The revenue and costs of Virgin Media TV, including intersegment transactions, reported in discontinued operations for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	£7.3	£41.0	£96.2	£122.5
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(3.5)	(36.1)	(64.5)	(93.1)
Selling, general and administrative expenses	(3.6)	(5.4)	(12.5)	(16.6)
Depreciation	(0.3)	(0.4)	(1.1)	(1.4)
Foreign currency (losses) gains	(0.1)	4.0	(2.4)	9.2

(Loss) income from discontinued operations	(0.2)	3.1	15.7	20.6

Income tax expense	—	—	(4.4)	—

(Loss) income from discontinued operations net of tax	£(0.2)	£3.1	£11.3	£20.6

        Income from discontinued operations for the nine months ended September 30, 2009 also includes the results of operation of our former sit-up reporting unit which was disposed of on April 1, 2009. Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the three and nine months ended September 30, 2010 were nil and £14.3 million, respectively, and for the three and nine months ended September 30, 2009 were £7.0 million and £20.2 million, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals (Continued)

        The assets and liabilities of Virgin Media TV reported as held for sale as of December 31, 2009 comprised (in millions):

December 31, 2009
Current assets held for sale
Accounts receivable, net	£27.4
Programming inventory	62.1
Prepaid expenses	5.8
Fixed assets	3.5
Trademark licenses	11.3
Goodwill	42.7

Current assets held for sale	£152.8

Current liabilities held for sale
Accounts payable	£63.2
Accrued expenses	17.9
Deferred revenue and other liabilities	2.7

Current liabilities held for sale	£83.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt

        Long term debt consisted of (in millions):

	September 30, 2010	December 31, 2009
Secured Obligation
U.S. Dollar
6.50% senior secured notes due 2018	£626.7	£—
Senior credit facility	—	275.3
Euro
Senior credit facility	—	356.5
Sterling
7.00% senior secured notes due 2018	862.8	—
Senior credit facility	1,675.0	2,481.0
Unsecured Obligation
U.S. Dollar
8.75% senior notes due 2014	—	55.3
9.125% senior notes due 2016	349.6	340.2
6.50% convertible senior notes due 2016	527.7	504.5
9.50% senior notes due 2016	835.4	810.9
8.375% senior notes due 2019	375.5	365.1
Euro
8.75% senior notes due 2014	—	41.9
9.50% senior notes due 2016	149.7	152.9
Sterling
9.75% senior notes due 2014	—	78.8
8.875% senior notes due 2019	344.7	344.5
Other Secured Obligation
Capital leases	235.5	166.6
Other	0.7	1.2

	5,983.3	5,974.7
Less current portion	(218.0)	(41.2)

	£5,765.3	£5,933.5

        The effective interest rate on the senior credit facility was 4.3% and 5.3% as at September 30, 2010 and December 31, 2009, respectively.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (Continued)

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment of all amounts outstanding under our old senior credit facility and for general corporate purposes. The new senior credit facility comprises a term loan A facility in an aggregate principal amount of £1,000 million, a term loan B facility in an aggregate principal amount of £675 million and a revolving credit facility in aggregate principal amount of £250 million. As at September 30, 2010, we had utilized £15.8 million of the revolving credit facility for bank guarantees and standby letters of credit.

        On May 12, 2010, we redeemed in full the outstanding balance of our senior notes due 2014 using cash from our balance sheet. The total cost to redeem these notes was £192.3 million, inclusive of the cost to settle derivative contracts entered into as economic hedges of these notes.

        Long term debt repayments, excluding capital leases, as of September 30, 2010, were due as follows (in millions):

Period ending September 30:
2011	£150.3
2012	175.3
2013	200.1
2014	200.0
2015	275.0
Thereafter	4,916.2

Total debt payments	£5,916.9

        On October 27, 2010, we entered into capped call transactions with certain counterparties relating to our $1.0 billion 6.50% convertible senior notes due 2016. The capped call transactions have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible senior notes, and a cap price of $35.00 per share of our stock. The capped call transactions relate to 90% of the aggregate principal amount of the convertible senior notes and are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity. The cost of the capped call transactions in pounds sterling, which will be paid in the fourth quarter, will depend on the market price of our common stock during a hedge period and foreign exchange rate movements.

        During the quarter, we sold 42 properties for proceeds of £35.8 million in cash. These properties were immediately leased back for a term of up to 50 years and are classified as capital leases. The gain on disposal of these properties has been deferred and will be recognized over the term of the leases.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (Continued)

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,675.0	£1,648.2	£3,112.8	£3,043.5
8.75% U.S. dollar senior notes due 2014	—	—	55.3	57.7
9.75% sterling senior notes due 2014	—	—	78.8	81.6
8.75% euro senior notes due 2014	—	—	41.9	43.7
9.125% U.S. dollar senior notes due 2016	349.6	374.3	340.2	359.4
6.50% U.S. dollar convertible senior notes due 2016	527.7	940.1	504.5	737.0
9.50% U.S. dollar senior notes due 2016	835.4	971.5	810.9	895.8
9.50% euro senior notes due 2016	149.7	186.3	152.9	173.5
8.375% U.S. dollar senior notes due 2019	375.5	422.8	365.1	377.0
8.875% sterling senior notes due 2019	344.7	395.9	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	626.7	672.8	—	—
7.00% sterling senior secured notes due 2018	862.8	927.5	—	—

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At September 30, 2010 and December 31, 2009, we had £609.8 million and £430.5 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with whom we operate and relate only to derivatives with recorded asset balances at September 30, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At September 30, 2010, based on market values, we had 58.5% of our derivative contracts with four financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

        Our results could be materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments in our consolidated statements of operations.

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

        With respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at September 30, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.2	£0.3
Economic Hedge
Foreign currency forward rate contracts	1.6	1.9

	£1.8	£2.2

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£107.6	£63.7
Economic Hedge
Interest rate swaps	7.0	—
Cross-currency interest rate swaps	53.0	169.5
Other	—	1.9

	£167.6	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	—	2.4
Interest rate swaps	—	3.1

	£—	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£4.6	£21.0
Cross-currency interest rate swaps	8.1	27.6
Economic Hedge
Interest rate swaps	39.7	—
Cross-currency interest rate swaps	37.3	58.2

	£89.7	£106.8

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

        As of September 30, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        The terms of our outstanding cross-currency interest rate swaps at September 30, 2010 were as follows:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of September 30, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The terms of our outstanding interest rate swap contracts at September 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Accounting	£600.0	6 month LIBOR	2.86%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of September 30, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
October 2010 to June 2011	Economic	$102.8	£63.8	1.6112
September 2010 to December 2010	Accounting	$2.8	£1.7	1.6688
July 2010 to December 2010	Accounting	ZAR 16.5	£1.4	11.6940

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and nine months ended September 30, 2010, there were no ineffectiveness losses recognized.

        The following tables present the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and nine months ended September 30, 2010 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income (loss)	95.8	—	95.1	0.7	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(127.9)	—	(127.9)	—	—
Interest expense	(2.7)	—	(2.7)	—	—
Operating costs	(0.2)	—	—	(0.2)	—

Balance at March 31, 2010	£(57.9)	£—	£(42.4)	£0.5	£(16.0)

Amounts recognized in other comprehensive income (loss)	54.5	—	54.5	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(20.9)	—	(20.9)	—	—
Interest expense	(2.0)	—	(2.0)	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	(8.1)	—	—	—	(8.1)

Balance at June 30, 2010	£(34.5)	£—	£(10.8)	£0.4	£(24.1)

Amounts recognized in other comprehensive income (loss)	(86.1)	(4.6)	(81.4)	(0.1)	—
Amounts reclassified to earnings impacting:
Foreign exchange gains	96.6	—	96.6	—	—
Interest expense	(0.3)	—	(0.3)	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	(2.9)	—	—	—	(2.9)

Balance at September 30, 2010	£(27.3)	£(4.6)	£4.1	£0.2	£(27.0)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax gains that would be reclassified from other comprehensive income (loss) to earnings would be nil, £1.6 million and £0.2 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges

        Restructuring and other charges of £4.5 million and £11.4 million for the three and nine months ended September 30, 2010, respectively, related primarily to involuntary employee termination and related costs and lease and contract exit costs in connection with the restructuring program initiated in the last quarter of 2008. Restructuring and other charges of £1.6 million for the three months ended September 30, 2009 related primarily to lease exit costs in relation to our historic restructuring activities. Restructuring and other charges of £30.6 million for the nine months ended September 30, 2009 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008.

        During the second quarter of 2010, we identified further savings through the expansion of the 2008 restructuring program and revised the estimated total costs and extended the completion date through the end of 2012. In connection with our 2008 restructuring program, in total we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended September 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, June 30, 2010	£10.8	£18.9	£4.9	£14.0	£48.6
Charged to expense	0.3	0.4	1.1	0.6	2.4
Revisions	0.9	0.6	(0.1)	0.7	2.1
Utilized	(1.4)	(1.1)	(3.8)	(1.6)	(7.9)

Balance, September 30, 2010	£10.6	£18.8	£2.1	£13.7	£45.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges (Continued)

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Nine months ended September 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2009	£12.6	£27.4	£1.8	£15.5	£57.3
Amendments offset against goodwill	—	(0.3)	—	—	(0.3)
Charged to expense	1.1	1.0	6.7	2.8	11.6
Revisions	0.5	(0.7)	(0.7)	0.7	(0.2)
Utilized	(3.6)	(8.6)	(5.7)	(5.3)	(23.2)

Balance, September 30, 2010	£10.6	£18.8	£2.1	£13.7	£45.2

Note 8—Shareholders' Equity and Share Based Compensation

        On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. This program may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with this program will be held in treasury or cancelled. During the three and nine months ended September 30, 2010, we repurchased 9.3 million shares of common stock in connection with this program, at an average purchase price per share of $20.78 (£122.5 million in aggregate), through an accelerated stock repurchase program. The shares of common stock acquired in connection with this program were held in treasury as of September 30, 2010. No shares of common stock were repurchased in the three and nine months ended September 30, 2009.

        Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £6.2 million and £6.1 million for the three months ended September 30, 2010 and 2009, respectively, and £21.4 million and £12.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 9—Income (Loss) Per Common Share

        Basic net income (loss) per common share attributable to Virgin Media Inc. is computed by dividing the net income (loss) for the three and nine months ended September 30, 2010 and 2009 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow,

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income (Loss) Per Common Share (Continued)

restricted stock units, and warrants and the if-converted method for shares potentially issuable under our convertible senior notes.

        The weighted average number of shares outstanding for the three and nine months ended September 30, 2010 and 2009 is computed as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Number of shares outstanding at start of period	331.1	328.9	329.4	328.1
Issues of common stock (average number outstanding during the period)	0.2	0.1	1.2	0.5
Purchase of treasury shares	(5.7)	—	(1.9)	—

Weighted average number of shares outstanding	325.6	329.0	328.7	328.6

        The following table sets forth the components of basic and diluted income (loss) per common share (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Numerator for basic and diluted income (loss) per common share from continuing operations	£27.6	£(63.3)	£(204.2)	£(261.3)

Weighted average number of shares:
Denominator for basic income (loss) per common share	325.6	329.0	328.7	328.6
Effect of dilutive securities:
Share based awards to employees	5.2	—	—	—

Denominator for diluted income (loss) per common share	330.8	329.0	328.7	328.6

        The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income (loss) per common share (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	6.8	17.2	17.3	17.2
Sharesave options	—	0.7	1.4	0.7
Restricted stock held in escrow	0.7	1.3	0.7	1.3
Restricted stock units	5.2	4.3	5.2	4.4
Warrants	25.8	25.8	25.8	25.8
Shares issuable under convertible senior notes	52.0	52.0	52.0	52.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income (Loss) Per Common Share (Continued)

        Each of these instruments are excluded from the calculation of diluted net income per common share in periods in which there is a loss, because the inclusion of potential common shares would have an anti-dilutive effect.

        In the three months ended September 30, 2010, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded our average share price during the calculation period.

        In the three months ended September 30, 2010, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of September 30, 2010.

        In the three months ended September 30, 2010, warrants have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded our average share price during the calculation period.

        In the three months ended September 30, 2010, the common shares issuable under our convertible notes have been excluded from the calculation of the diluted weighted average number of shares because the effect of their inclusion would be anti-dilutive calculated based on the application of the if-converted method, which assumes that interest charges applicable to the convertible notes, net of the income tax effect, are added to income (loss) for the period and that the common shares issuable upon conversion of the convertible notes are added to the number of weighted average shares outstanding.

Stock Option Grants

        All options granted under our stock incentive plans have a ten year term and vest and become fully exercisable within five years of continued employment. We have historically issued new shares upon exercise of the options. For performance-based option grants, the performance objectives are based upon quantitative and qualitative objectives, including earnings and stock price performance, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

Sharesave Option Grants

        All options granted under the Virgin Media Inc. Sharesave Plan enable eligible employees to purchase shares of our common stock at a discount. Employees are invited to take out savings contracts that last for three years. At the end of the contract, employees use the proceeds of these savings to exercise the options granted under the plan. We intend to issue new shares upon exercise of the options.

Restricted Stock Grants

        The shares of restricted stock granted under our stock incentive plans have a term of up to three and a half years and vest based on time or performance, subject to continued employment. For performance-based restricted stock grants, the performance objectives are based upon quantitative and

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income (Loss) Per Common Share (Continued)

qualitative objectives, including earnings, operational performance and achievement of strategic goals, amongst others, which vest after a one to three year period. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

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

Series A Warrants

        The series A warrants are exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share and expire on January 10, 2011.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Comprehensive Income (Loss)

        Comprehensive income (loss) comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Net income (loss) for period	£41.8	£(60.1)	£(178.5)	£(263.4)
Currency translation adjustment	(7.3)	4.0	3.3	(10.9)
Net unrealized (losses) gains on derivatives, net of tax	(62.0)	41.8	46.2	(100.8)
Reclassification of derivative losses (gains) to net income, net of tax	69.2	(77.5)	(18.2)	32.2

Comprehensive income (loss)	£41.7	£(91.8)	£(147.2)	£(342.9)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2010	December 31, 2009
Foreign currency translation	£163.4	£160.1
Pension liability adjustment	(82.3)	(82.3)
Net unrealized losses on derivatives	(27.3)	(55.3)

	£53.8	£22.5

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

        Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities are seeking to challenge our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £52.4 million as of September 30, 2010 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Contingent Liabilities (Continued)

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

        Segment information for the three and nine month periods ended September 30, 2010 and 2009 was as follows (in millions):

	Three months ended September 30, 2010			Three months ended September 30, 2009
					(Adjusted)
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£826.2	£152.2	£978.4	£776.1	£143.3	£919.4
Segment contribution	£500.9	£89.1	£590.0	£466.4	£86.3	£552.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Industry Segments (Continued)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
					(Adjusted)
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£2,427.2	£444.8	£2,872.0	£2,287.0	£435.6	£2,722.6
Segment contribution	£1,470.8	£252.8	£1,723.6	£1,358.6	£252.6	£1,611.2

        The reconciliation of total segment contribution to consolidated operating income is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Total segment contribution	£590.0	£552.7	£1,723.6	£1,611.2
Other operating and corporate costs	202.7	203.7	617.0	629.4
Restructuring and other charges	4.5	1.6	11.4	30.6
Depreciation	244.4	235.3	733.4	700.9
Amortization	36.7	61.0	110.9	183.3

Consolidated operating income	£101.7	£51.1	£250.9	£67.0

Note 13—Condensed Consolidating Financial Information—Senior Notes

        We present the following condensed consolidating financial information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 as required by Rule 3-10(d) of Regulation S-X.

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

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

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

	September 30, 2010
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£24.5	£1.9	£0.3	£457.9	£—	£125.2	£—	£609.8
Restricted cash	—	—	—	—	—	4.6	—	4.6
Other current assets	4.8	—	—	11.0	—	538.4	—	554.2

Total current assets	29.3	1.9	0.3	468.9	—	668.2	—	1,168.6

Fixed assets, net	—	—	—	—	—	4,879.4	—	4,879.4
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,187.6	—	2,172.6
Investments in, and loans to, parent and subsidiary companies	1,735.2	454.7	(1,076.4)	782.5	1,646.7	(3,362.6)	168.8	348.9
Other assets, net	9.5	—	—	245.0	—	67.7	—	322.2

Total assets	£1,774.0	£456.6	£(1,091.1)	£1,496.4	£1,646.7	£4,440.3	£168.8	£8,891.7

Current liabilities	£19.4	£47.4	£32.9	£118.3	£—	£2,407.4	£(1,149.4)	£1,476.0
Long term debt, net of current portion	527.7	2,055.0	—	—	—	3,182.6	—	5,765.3
Other long term liabilities	—	—	0.2	69.9	—	353.4	—	423.5
Shareholders' equity (deficit)	1,226.9	(1,645.8)	(1,124.2)	1,308.2	1,646.7	(1,503.1)	1,318.2	1,226.9

Total liabilities and shareholders' equity	£1,774.0	£456.6	£(1,091.1)	£1,496.4	£1,646.7	£4,440.3	£168.8	£8,891.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Three months ended September 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£978.4	£—	£978.4
Operating costs	—	—	—	—	—	(395.6)	—	(395.6)
Selling, general and administrative expenses	(5.7)	—	—	—	—	(189.8)	—	(195.5)
Restructuring and other charges	—	—	—	—	—	(4.5)	—	(4.5)
Depreciation and amortization	—	—	—	—	—	(281.1)	—	(281.1)

Operating income (loss)	(5.7)	—	—	—	—	107.4	—	101.7
Interest expense	(15.2)	(51.6)	(25.2)	(106.3)	—	(249.2)	329.3	(118.2)
Share of income from equity investments	—	—	—	—	—	6.7	—	6.7
Loss on derivative instruments	—	—	—	(24.7)	—	—	—	(24.7)
Foreign currency gains	0.5	—	—	18.6	—	24.5	—	43.6
Interest income and other, net	9.1	51.3	26.4	37.2	—	206.1	(329.3)	0.8
Income tax benefit (expense)	—	—	0.5	—	—	17.2	—	17.7

(Loss) income from continuing operations	(11.3)	(0.3)	1.7	(75.2)	—	112.7	—	27.6
Gain on disposal, net of tax	—	—	—	—	—	14.4	—	14.4
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	(0.2)	—	(0.2)
Equity in net income of subsidiaries	53.1	45.2	51.8	120.0	119.3	—	(389.4)	—

Net income	£41.8	£44.9	£53.5	£44.8	£119.3	£126.9	£(389.4)	£41.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Nine months ended September 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£2,872.0	£—	£2,872.0
Operating costs	—	—	—	—	—	(1,166.5)	—	(1,166.5)
Selling, general and administrative expenses	(15.7)	—	—	—	—	(583.2)	—	(598.9)
Restructuring and other charges	—	—	—	—	—	(11.4)	—	(11.4)
Depreciation and amortization	—	—	—	—	—	(844.3)	—	(844.3)

Operating income (loss)	(15.7)	—	—	—	—	266.6	—	250.9
Interest expense	(45.0)	(166.3)	(82.7)	(321.7)	—	(688.5)	945.1	(359.1)
Loss on extinguishment of debt	—	—	—	(50.6)	—	(19.4)	—	(70.0)
Share of income from equity investments	—	—	—	—	—	21.4	—	21.4
Loss on derivative instruments	—	—	—	(50.9)	—	(2.0)	—	(52.9)
Foreign currency (losses) gains	1.1	(0.3)	0.1	(19.1)	—	(15.7)	—	(33.9)
Interest income and other, net	30.4	164.3	85.6	102.3	—	567.2	(945.1)	4.7
Income tax benefit	—	—	0.2	—	—	34.5	—	34.7

(Loss) income from continuing operations	(29.2)	(2.3)	3.2	(340.0)	—	164.1	—	(204.2)
Gain on disposal, net of tax	—	—	—	—	—	14.4	—	14.4
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	11.3	—	11.3
Equity in net (loss) income of subsidiaries	(149.3)	(167.9)	(152.3)	171.9	170.4	—	127.2	—

Net (loss) income	£(178.5)	£(170.2)	£(149.1)	£(168.1)	£170.4	£189.8	£127.2	£(178.5)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Three months ended September 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£919.4	£—	£919.4
Operating costs	—	—	—	—	(374.6)	—	(374.6)
Selling, general and administrative expenses	(7.3)	—	(0.6)	—	(187.9)	—	(195.8)
Restructuring and other charges	—	—	—	—	(1.6)	—	(1.6)
Depreciation and amortization	—	—	—	—	(296.3)	—	(296.3)

Operating income (loss)	(7.3)	—	(0.6)	—	59.0	—	51.1
Interest expense	(13.5)	(52.9)	(26.9)	(96.6)	(161.2)	231.1	(120.0)
Loss on extinguishment of debt	—	—	—	(4.0)	(5.4)	—	(9.4)
Share of income from equity investments	—	—	—	—	5.1	—	5.1
Gains on derivative instruments	—	—	—	43.6	—	—	43.6
Foreign currency losses	(0.3)	(1.6)	—	(45.2)	(2.7)	—	(49.8)
Interest and other income, net	9.8	53.5	33.1	16.6	119.4	(231.1)	1.3
Income tax benefit (expense)	1.5	—	0.6	14.2	(1.5)	—	14.8

(Loss) income from continuing operations	(9.8)	(1.0)	6.2	(71.4)	12.7	—	(63.3)
Gain on discontinued operations, net of tax	—	—	—	—	3.2	—	3.2
Equity in net (loss) income of subsidiaries	(50.3)	(59.5)	(56.4)	11.7	—	154.5	—

Net (loss) income	£(60.1)	£(60.5)	£(50.2)	£(59.7)	£15.9	£154.5	£(60.1)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Nine months ended September 30, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£2,722.6	£—	£2,722.6
Operating costs	—	—	—	—	(1,149.1)	—	(1,149.1)
Selling, general and administrative expenses	(13.9)	—	(1.9)	(0.1)	(575.8)	—	(591.7)
Restructuring and other charges	—	—	—	—	(30.6)	—	(30.6)
Depreciation and amortization	—	—	—	—	(884.2)	—	(884.2)

Operating income (loss)	(13.9)	—	(1.9)	(0.1)	82.9	—	67.0
Interest expense	(43.2)	(131.1)	(84.7)	(259.3)	(495.4)	682.4	(331.3)
Loss on extinguishment of debt	—	—	—	(8.2)	(8.5)	—	(16.7)
Share of income from equity investments	—	—	—	—	7.2	—	7.2
(Losses) gains on derivative instruments	—	—	—	(104.3)	0.2	—	(104.1)
Foreign currency gains (losses)	0.6	(0.5)	(0.5)	89.5	18.5	—	107.6
Interest income and other, net	31.6	132.8	103.1	53.8	367.7	(682.4)	6.6
Income tax benefit (expense)	1.4	—	0.5	4.1	(3.6)	—	2.4

(Loss) income from continuing operations	(23.5)	1.2	16.5	(224.5)	(31.0)	—	(261.3)
Loss from discontinued operations, net of tax	—	—	—	—	(2.1)	—	(2.1)
Equity in net loss of subsidiaries	(239.9)	(265.9)	(256.9)	(41.4)	—	804.1	—

Net (loss) income	£(263.4)	£(264.7)	£(240.4)	£(265.9)	£(33.1)	£804.1	£(263.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Nine months ended September 30, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(5.3)	£4.6	£5.8	£181.4	£—	£585.8	£—	£772.3
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(478.0)	—	(478.0)
Principal repayments on loans to equity investments	—	—	—	—	—	15.0	—	15.0
Principal drawdowns (repayments) on loans to group companies	150.8	174.5	(5.8)	1,797.4	—	(2,116.9)	—	—
Decrease in restricted cash	—	—	—	—	—	1.4	—	1.4
Proceeds from sale of fixed assets	—	—	—	—	—	35.8	—	35.8
Disposal of Virgin Media TV, net	—	—	—	—	—	160.0	—	160.0
Other	—	—	—	—	—	0.9	—	0.9

Net cash (used in) provided by investing activities	150.8	174.5	(5.8)	1,797.4	—	(2,381.8)	—	(264.9)

Financing activities:
New borrowings, net of financing fees	—	—	—	(70.9)	—	3,143.0	—	3,072.1
Common stock repurchases	(122.5)	—	—	—	—	—	—	(122.5)
Proceeds from employee stock option exercises	9.9	—	—	—	—	—	—	9.9
Principal payments on long term debt and capital leases	—	(179.1)	—	(1,727.0)	—	(1,319.8)	—	(3,225.9)
Intercompany funding movements	3.0	—	—	(15.9)	—	12.9	—	—
Dividends paid	(26.0)	—	—	—	—	—	—	(26.0)

Net cash (used in) provided by financing activities	(135.6)	(179.1)	—	(1,813.8)	—	1,836.1	—	(292.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	—	(37.9)	—	(37.9)

Net cash used in discontinued operations	—	—	—	—	—	(37.9)	—	(37.9)

Effect of exchange rates on cash and cash equivalents	2.2	—	—	—	—	—	—	2.2
Increase in cash and cash equivalents	12.1	—	—	165.0	—	2.2	—	179.3
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	—	123.0	—	430.5

Cash and cash equivalents at end of period	£24.5	£1.9	£0.3	£457.9	£—	£125.2	£—	£609.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (Continued)

	Nine months ended September 30, 2009
Statements of cash flows	Company	Virgin Media Finance	Other Guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(6.7)	£—	£(1.6)	£(106.1)	£768.1	£—	£653.7
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(412.5)	—	(412.5)
Principal repayments on loans to equity investments	—	—	—	—	8.9	—	8.9
Principal (drawdowns) repayments on loans to group companies	—	(961.5)	1.2	591.9	368.4	—	—
Disposal of sit-up, net	—	—	—	—	(17.5)	—	(17.5)
Other	—	—	—	—	0.4	—	0.4

Net cash (used in) provided by investing activities	—	(961.5)	1.2	591.9	(52.3)	—	(420.7)

Financing activities:
New borrowings, net of financing activities	—	961.5	—	(22.8)	(9.9)	—	928.8
Proceeds from employee stock options	1.0	—	—	—	—	—	1.0
Principal payments on long term debt and capital leases	—	—	—	(233.5)	(801.6)	—	(1,035.1)
Intercompany funding movements	35.0	—	—	(29.9)	(5.1)	—	—
Dividends paid	(25.1)	—	—	—	—	—	(25.1)
Gain on derivatives	—	—	—	88.3	—	—	88.3
Other	(0.3)	—	—	—	—	—	(0.3)

Net cash provided by (used in) financing activities	10.6	961.5	—	(197.9)	(816.6)	—	(42.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(18.5)	—	(18.5)
Net cash used in investing activities	—	—	—	—	(0.7)	—	(0.7)

Net cash used in discontinued operations	—	—	—	—	(19.2)	—	(19.2)

Effect of exchange rates on cash and cash equivalents	(1.4)	—	—	—	—	—	(1.4)
Increase (decrease) in cash and cash equivalents	2.5	—	(0.4)	287.9	(120.0)	—	170.0
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£12.4	£—	£0.8	£288.3	£50.1	£—	£351.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes

        We present the following condensed consolidating financial information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

  •
  £875 million aggregate principal amount of 7.00% senior secured notes due 2018

  •
  $1,000 million aggregate principal amount of 6.50% senior secured notes due 2018

	September 30, 2010
Balance sheets	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£24.5	£—	£580.1	£5.2	£—	£609.8
Restricted cash	—	—	4.6	—	—	4.6
Other current assets	4.8	—	548.0	1.4	—	554.2

Total current assets	29.3	—	1,132.7	6.6	—	1,168.6

Fixed assets, net	—	—	4,851.6	27.8	—	4,879.4
Goodwill and intangible assets, net	—	—	2,180.3	(7.7)	—	2,172.6
Investments in, and loans to, parent and subsidiary companies.	1,735.2	1,520.6	(888.8)	1,310.1	(3,328.2)	348.9
Other assets, net	9.5	—	312.7	—	—	322.2

Total assets	£1,774.0	£1,520.6	£7,588.5	£1,336.8	£(3,328.2)	£8,891.7

Current liabilities	£19.4	£30.2	£2,537.4	£38.2	£(1,149.2)	£1,476.0
Long term debt, net of current portion	527.7	1,489.5	3,748.1	—	—	5,765.3
Other long term liabilities	—	—	417.2	6.3	—	423.5
Shareholders' equity	1,226.9	0.9	885.8	1,292.3	(2,179.0)	1,226.9

Total liabilities and shareholders' equity	£1,774.0	£1,520.6	£7,588.5	£1,336.8	£(3,328.2)	£8,891.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	December 31, 2009
Balance sheets	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Cash and cash equivalents	£12.4	£—	£413.3	£4.8	£—	£430.5
Restricted cash	—	—	6.0	—	—	6.0
Other current assets	4.3	—	507.6	1.3	—	513.2
Current assets held for sale	—	—	13.2	139.6	—	152.8

Total current assets	16.7	—	940.1	145.7	—	1,102.5

Fixed assets, net	—	—	5,017.1	28.7	—	5,045.8
Goodwill and intangible assets, net	—	—	2,290.8	(7.1)	—	2,283.7
Investments in, and loans to, parent and subsidiary companies	1,977.8	—	(41.2)	1,570.8	(3,147.5)	359.9
Other assets, net	10.4	—	386.4	1.3	—	398.1

Total assets	£2,004.9	£—	£8,593.2	£1,739.4	£(3,147.5)	£9,190.0

Other current liabilities	£9.1	£—	£1,988.9	£28.4	£(716.8)	£1,309.6
Current liabilities held for sale	—	—	69.3	14.5	—	83.8

Total current liabilities	9.1	—	2,058.2	42.9	(716.8)	1,393.4
Long term debt, net of current portion	504.5	—	5,153.7	275.3	—	5,933.5
Other long term liabilities	—	—	367.8	4.0	—	371.8
Shareholders' equity	1,491.3	—	1,013.5	1,417.2	(2,430.7)	1,491.3

Total liabilities and shareholders' equity	£2,004.9	£—	£8,593.2	£1,739.4	£(3,147.5)	£9,190.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Three months ended September 30, 2010
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£973.7	£4.7	£—	£978.4
Operating costs	—	—	(394.6)	(1.0)	—	(395.6)
Selling, general and administrative expenses	(5.7)	—	(189.8)	—	—	(195.5)
Restructuring and other charges	—	—	(4.5)	—	—	(4.5)
Depreciation and amortization	—	—	(280.6)	(0.5)	—	(281.1)

Operating income (loss)	(5.7)	—	104.2	3.2	—	101.7
Interest expense	(15.2)	(26.2)	(380.6)	(25.5)	329.3	(118.2)
Share of income from equity investments	—	—	6.7	—	—	6.7
Losses on derivative instruments	—	—	(24.7)	—	—	(24.7)
Foreign currency gains	0.5	—	43.1	—	—	43.6
Interest and other income, net	9.1	26.6	268.0	26.4	(329.3)	0.8
Income tax benefit	—	—	17.2	0.5	—	17.7

Income (loss) from continuing operations	(11.3)	0.4	33.9	4.6	—	27.6
Gain on disposal, net of tax	—	—	14.4	—	—	14.4
(Loss) income from discontinued operations, net of tax	—	—	(111.9)	111.7	—	(0.2)
Equity in net income of subsidiaries	53.1	—	95.7	(63.2)	(85.6)	—

Net income	£41.8	£0.4	£32.1	£53.1	£(85.6)	£41.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Nine months ended September 30, 2010
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£2,858.2	£13.8	£—	£2,872.0
Operating costs	—	—	(1,163.8)	(2.7)	—	(1,166.5)
Selling, general and administrative expenses	(15.7)	—	(583.3)	0.1	—	(598.9)
Restructuring and other charges	—	—	(11.4)	—	—	(11.4)
Depreciation and amortization	—	—	(842.9)	(1.4)	—	(844.3)

Operating income (loss)	(15.7)	—	256.8	9.8	—	250.9
Interest expense	(45.0)	(73.7)	(1,100.5)	(85.0)	945.1	(359.1)
Loss on extinguishment of debt	—	—	(70.0)	—	—	(70.0)
Share of income from equity investments	—	—	21.4	—	—	21.4
Losses on derivative instruments	—	—	(52.9)	—	—	(52.9)
Foreign currency (losses) gains	1.1	—	(35.0)	—	—	(33.9)
Interest and other income, net	30.4	74.7	758.1	86.6	(945.1)	4.7
Income tax benefit (expense)	—	—	34.5	0.2	—	34.7

(Loss) income from continuing operations	(29.2)	1.0	(187.6)	11.6	—	(204.2)
Gain on disposal, net of tax	—	—	14.4	—	—	14.4
Income (loss) from discontinued operations, net of tax	—	—	(64.7)	76.0	—	11.3
Equity in net (loss) income of subsidiaries	(149.3)	—	82.2	(236.9)	304.0	—

Net (loss) income	£(178.5)	£1.0	£(155.7)	£(149.3)	£304.0	£(178.5)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Three months ended September 30, 2009
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£928.2	£(8.8)	£—	£919.4
Operating costs	—	—	(374.1)	(0.5)	—	(374.6)
Selling, general and administrative expenses	(7.3)	—	(187.9)	(0.6)	—	(195.8)
Restructuring and other charges	—	—	(1.6)	—	—	(1.6)
Depreciation and amortization	—	—	(294.0)	(2.3)	—	(296.3)

Operating income (loss)	(7.3)	—	70.6	(12.2)	—	51.1
Interest expense	(13.5)	—	(308.0)	(29.6)	231.1	(120.0)
(Loss) gain on extinguishment of debt	—	—	(10.0)	0.6	—	(9.4)
Share of income from equity investments	—	—	5.1	—	—	5.1
Gains on derivative instruments	—	—	43.6	—	—	43.6
Foreign currency losses	(0.3)	—	(49.5)	—	—	(49.8)
Interest and other income, net	9.8	—	187.1	35.5	(231.1)	1.3
Income tax benefit	1.5	—	12.7	0.6	—	14.8

Loss from continuing operations	(9.8)	—	(48.4)	(5.1)	—	(63.3)
Income (loss) from discontinued operations, net of tax	—	—	8.5	(5.3)	—	3.2
Equity in net (loss) income of subsidiaries	(50.3)	—	(27.1)	(39.9)	117.3	—

Net loss	£(60.1)	£—	£(67.0)	£(50.3)	£117.3	£(60.1)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Nine months ended September 30, 2009
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£2,714.2	£8.4	£—	£2,722.6
Operating costs	—	—	(1,148.0)	(1.1)	—	(1,149.1)
Selling, general and administrative expenses	(13.9)	—	(575.9)	(1.9)	—	(591.7)
Restructuring and other charges	—	—	(30.6)	—	—	(30.6)
Depreciation and amortization	—	—	(878.1)	(6.1)	—	(884.2)

Operating income (loss)	(13.9)	—	81.6	(0.7)	—	67.0
Interest expense	(43.2)	—	(875.3)	(95.2)	682.4	(331.3)
(Loss) gain on extinguishment of debt	—	—	(16.8)	0.1	—	(16.7)
Share of income from equity investments	—	—	7.2	—	—	7.2
Losses on derivative instruments	—	—	(104.1)	—	—	(104.1)
Foreign currency gains	0.6	—	107.0	—	—	107.6
Interest and other income, net	31.6	—	544.0	113.4	(682.4)	6.6
Income tax benefit	1.4	—	0.5	0.5	—	2.4

(Loss) income from continuing operations	(23.5)	—	(255.9)	18.1	—	(261.3)
Loss from discontinued operations, net of tax	—	—	(0.7)	(1.4)	—	(2.1)
Equity in net loss of subsidiaries	(239.9)	—	(10.5)	(256.6)	507.0	—

Net (loss) income	£(263.4)	£—	£(267.1)	£(239.9)	£507.0	£(263.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Nine months ended September 30, 2010
Statements of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(5.3)	£—	£774.4	£3.2	£—	£772.3
Investing activities:
Purchase of fixed and intangible assets	—	—	(477.4)	(0.6)	—	(478.0)
Principal repayments on loans to equity investments	—	—	15.0	—	—	15.0
Principal drawdowns (repayments) on loans to group companies	150.8	(1,468.0)	1,040.0	277.2	—	—
Decrease in restricted cash	—	—	1.4	—	—	1.4
Proceeds from sale of fixed assets	—	—	35.8	—	—	35.8
Disposal of Virgin Media TV, net	—	—	160.0	—	—	160.0
Other	—	—	0.9	—	—	0.9

Net cash (used in) provided by investing activities	150.8	(1,468.0)	775.7	276.6	—	(264.9)

Financing activities:
New borrowings, net of financing fees	—	1,468.0	1,604.1	—	—	3,072.1
Common stock repurchases	(122.5)	—	—	—	—	(122.5)
Proceeds from employee stock option exercises	9.9	—	—	—	—	9.9
Principal payments on long term debt including redemption premiums, and capital leases	—	—	(2,984.4)	(241.5)	—	(3,225.9)
Intercompany funding movements	3.0	—	(3.0)	—	—	—
Dividends paid	(26.0)	—	—	—	—	(26.0)

Net cash (used in) provided by financing activities	(135.6)	1,468.0	(1,383.3)	(241.5)	—	(292.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	(37.9)	—	(37.9)

Net cash used in discontinued operations	—	—	—	(37.9)	—	(37.9)

Effect of exchange rates on cash and cash equivalents	2.2	—	—	—	—	2.2
Increase in cash and cash equivalents	12.1	—	166.8	0.4	—	179.3
Cash and cash equivalents at beginning of period	12.4	—	413.3	4.8	—	430.5

Cash and cash equivalents at end of period	£24.5	£—	£580.1	£5.2	£—	£609.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (Continued)

	Nine months ended September 30, 2009
Statements of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(6.7)	£—	£636.7	£23.7	£—	£653.7
Investing activities:
Purchase of fixed and intangible assets	—	—	(412.2)	(0.3)	—	(412.5)
Principal repayments on loans to equity investments	—	—	8.9	—	—	8.9
Principal drawdowns (repayments) on loans to group companies	—	—	(1.2)	1.2	—	—
Proceeds from the sales of fixed assets	—	—	2.9	—	—	2.9
Disposal of sit-up, net	—	—	(17.5)	—	—	(17.5)
Other	—	—	(2.5)	—	—	(2.5)

Net cash (used in) provided by investing activities	—	—	(421.6)	0.9	—	(420.7)
Financing activities:
New borrowings, net of financing fees	—	—	928.8	—	—	928.8
Proceeds from employee stock option exercises	0.7	—	—	—	—	0.7
Principal payments on long term debt and capital leases	—	—	(1,035.1)	—	—	(1,035.1)
Intercompany funding movements	35.0	—	(29.9)	(5.1)	—	—
Dividends paid	(25.1)	—	—	—	—	(25.1)
Realized gain on derivatives	—	—	88.3	—	—	88.3

Net cash (used in) provided by financing activities	10.6	—	(47.9)	(5.1)	—	(42.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	(18.5)	—	(18.5)
Net cash used in investing activities	—	—	—	(0.7)	—	(0.7)

Net cash used in discontinued operations	—	—	—	(19.2)	—	(19.2)

Effect of exchange rates on cash and cash equivalents	(1.4)	—	—	—	—	(1.4)
Increase in cash and cash equivalents	2.5	—	167.2	0.3	—	170.0
Cash and cash equivalents at beginning of period	9.9	—	166.5	5.2	—	181.6

Cash and cash equivalents at end of period	£12.4	£—	£333.7	£5.5	£—	£351.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except share data)

	September 30, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£583.2	£415.9
Restricted cash	3.8	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £6.3 (2010) and £9.0 (2009)	426.2	403.1
Inventory for resale	19.2	12.9
Derivative financial instruments	1.8	2.2
Prepaid expenses and other current assets	102.2	90.6
Current assets held for sale	—	152.8

Total current assets	1,136.4	1,082.8
Fixed assets, net	4,764.4	4,921.8
Goodwill and other indefinite-lived assets	2,026.6	2,027.0
Intangible assets, net	155.1	265.9
Equity investments	348.9	359.9
Derivative financial instruments	167.6	235.1
Deferred financing costs, net of accumulated amortization of £14.9 (2010) and £133.6 (2009)	94.0	101.8
Other assets	51.1	50.8
Due from group companies	787.8	781.6

Total assets	£9,531.9	£9,826.7

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£296.6	£312.4
Accrued expenses and other current liabilities	382.8	391.9
Derivative financial instruments	—	17.8
Restructuring liabilities	44.1	55.9
VAT and employee taxes payable	90.0	61.1
Interest payable	65.6	42.7
Interest payable to group companies	165.8	165.9
Deferred revenue	297.2	274.8
Current portion of long term debt	218.0	41.2
Current liabilities held for sale	—	83.8

Total current liabilities	1,560.1	1,447.5
Long term debt, net of current portion	3,182.6	3,239.4
Long term debt due to group companies	3,059.0	3,321.1
Derivative financial instruments	89.7	106.8
Deferred revenue and other long term liabilities	249.7	180.7
Deferred income taxes	82.6	83.0

Total liabilities	8,223.7	8,378.5
Commitments and contingent liabilities
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2010 and 2009); issued and outstanding 224,552 ordinary shares (2010 and 2009)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(109.7)	(137.8)
Accumulated deficit	(2,953.4)	(2,785.3)

Total shareholders' equity	1,308.2	1,448.2

Total liabilities and shareholders' equity	£9,531.9	£9,826.7

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Revenue	£952.8	£892.7	£2,796.0	£2,640.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	386.3	364.2	1,136.6	1,112.6
Selling, general and administrative expenses	183.1	181.4	563.6	556.3
Restructuring and other charges	4.5	1.6	11.1	29.5
Depreciation	238.7	230.1	716.6	685.3
Amortization	36.7	61.0	110.9	183.3

	849.3	838.3	2,538.8	2,567.0

Operating income	103.5	54.4	257.2	73.7
Other income (expense)
Interest expense	(54.9)	(58.0)	(160.0)	(180.8)
Interest expense to group companies	(63.4)	(66.6)	(200.4)	(164.1)
Loss on extinguishment of debt	—	(9.4)	(70.0)	(16.7)
Share of income from equity investments	6.7	5.1	21.4	7.2
(Loss) gain on derivative instruments	(24.7)	43.6	(52.9)	(104.1)
Foreign currency gains (losses)	43.1	(47.9)	(34.8)	108.0
Interest income and other, net	0.8	1.2	4.7	6.5
Interest income from group companies	2.2	2.0	6.4	6.0

Income (loss) from continuing operations before income taxes	13.3	(75.6)	(228.4)	(264.3)
Income tax benefit	17.3	12.7	34.6	0.5

Income (loss) from continuing operations	30.6	(62.9)	(193.8)	(263.8)

Discontinued operations
Gain on disposal, net of tax of £13.2	14.4	—	14.4	—
(Loss) income from discontinued operations, net of tax	(0.2)	3.2	11.3	(2.1)

Income (loss) from discontinued operations	14.2	3.2	25.7	(2.1)

Net income (loss)	£44.8	£(59.7)	£(168.1)	£(265.9)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2010	2009
		(Adjusted)
Operating activities
Net loss	£(168.1)	£(265.9)
(Income) loss from discontinued operations	(25.7)	2.1

Loss from continuing operations	(193.8)	(263.8)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	827.5	868.6
Non-cash interest	39.3	32.5
Non-cash compensation	18.4	9.4
Loss on extinguishment of debt	70.1	15.8
Income from equity accounted investments, net of dividends received	(6.8)	(5.5)
Unrealized losses on derivative instruments	124.5	113.9
Unrealized foreign currency gains	(85.7)	(131.8)
Income taxes	(13.3)	2.2
Amortization of original issue discount and deferred finance costs	14.3	24.6
Other	0.3	(1.0)
Changes in operating assets and liabilities, net of effect from business disposals	0.3	(46.7)

Net cash provided by operating activities	795.1	618.2

Investing activities:
Purchase of fixed and intangible assets	(470.3)	(405.1)
Principal repayments on loans to equity investments	15.0	8.9
Decrease in restricted cash	1.4	—
Proceeds from the sale of fixed assets	35.8	2.9
Disposal of sit-up, net	—	(17.5)
Disposal of Virgin Media TV, net	160.0	—
Investments and loans from parent and subsidiary companies	(358.1)	961.5
Other	0.9	(2.5)

Net cash (used in) provided by investing activities	(615.3)	548.2

Financing activities:
New borrowings, net of financing fees	3,072.1	(32.7)
Principal payments on long term debt, including redemption premiums, and capital leases	(3,046.7)	(1,035.1)
Realized gain on derivatives	—	88.3

Net cash provided by (used in) financing activities	25.4	(979.5)

Cash flow from discontinued operations:
Net cash used in operating activities	(37.9)	(18.5)
Net cash used in investing activities	—	(0.7)

Net cash used in discontinued operations	(37.9)	(19.2)

Increase in cash and cash equivalents	167.3	167.7
Cash and cash equivalents, beginning of period	415.9	170.7

Cash and cash equivalents, end of period	£583.2	£338.4

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except par value)

	September 30, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£583.2	£415.9
Restricted cash	3.8	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £6.3 (2010) and £9.0 (2009)	426.2	403.1
Inventory for resale	19.2	12.9
Derivative financial instruments	1.8	2.2
Prepaid expenses and other current assets	102.2	90.6
Current assets held for sale	—	152.8

Total current assets	1,136.4	1,082.8
Fixed assets, net	4,764.4	4,921.8
Goodwill and other indefinite-lived assets	2,026.6	2,027.0
Intangible assets, net	155.1	265.9
Equity investments	348.9	359.9
Derivative financial instruments	167.6	235.1
Deferred financing costs, net of accumulated amortization of £14.9 (2010) and £133.6 (2009)	94.0	101.8
Other assets	51.1	50.8
Due from group companies	787.8	781.6

Total assets	£9,531.9	£9,826.7

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£296.6	£312.4
Accrued expenses and other current liabilities	382.8	391.9
Derivative financial instruments	—	17.8
Restructuring liabilities	44.1	55.9
VAT and employee taxes payable	90.0	61.1
Interest payable	15.3	18.9
Interest payable to group companies	216.1	189.7
Deferred revenue	297.2	274.8
Current portion of long term debt	218.0	41.2
Current liabilities held for sale	—	83.8

Total current liabilities	1,560.1	1,447.5
Long term debt, net of current portion	347.2	1,440.5
Long term debt due to group companies	5,894.4	5,120.0
Derivative financial instruments	89.7	106.8
Deferred revenue and other long term liabilities	249.7	180.7
Deferred income taxes	82.6	83.0

Total liabilities	8,223.7	8,378.5
Commitments and contingent liabilities
Shareholder's equity
Common stock—£1.0 par value; issued and outstanding 1.0 (2010 and 2009) ordinary shares	1.0	1.0
Additional paid-in capital	4,370.3	4,370.3
Accumulated other comprehensive loss	(109.7)	(137.8)
Accumulated deficit	(2,953.4)	(2,785.3)

Total shareholders' equity	1,308.2	1,448.2

Total liabilities and shareholders' equity	£9,531.9	£9,826.7

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Revenue	£952.8	£892.7	£2,796.0	£2,640.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	386.3	364.2	1,136.6	1,112.6
Selling, general and administrative expenses	183.1	181.4	563.6	556.3
Restructuring and other charges	4.5	1.6	11.1	29.5
Depreciation	238.7	230.1	716.6	685.3
Amortization	36.7	61.0	110.9	183.3

	849.3	838.3	2,538.8	2,567.0

Operating income	103.5	54.4	257.2	73.7
Other income (expense)
Interest expense	(6.1)	(20.8)	(20.9)	(74.6)
Interest expense to group companies	(112.2)	(103.8)	(339.5)	(270.3)
Loss on extinguishment of debt	—	(9.4)	(70.0)	(16.7)
Share of income from equity investments	6.7	5.1	21.4	7.2
(Loss) gain on derivative instruments	(24.7)	43.6	(52.9)	(104.1)
Foreign currency gains (losses)	43.1	(47.9)	(34.8)	108.0
Interest income and other, net	0.8	1.2	4.7	6.5
Interest income from group companies	2.2	2.0	6.4	6.0

Income (loss) from continuing operations before income taxes	13.3	(75.6)	(228.4)	(264.3)
Income tax benefit	17.3	12.7	34.6	0.5

Income (loss) from continuing operations	30.6	(62.9)	(193.8)	(263.8)

Discontinued operations
Gain on disposal, net of tax of £13.2	14.4	—	14.4	—
(Loss) income from discontinued operations, net of tax	(0.2)	3.2	11.3	(2.1)

Income (loss) from discontinued operations	14.2	3.2	25.7	(2.1)

Net income (loss)	£44.8	£(59.7)	£(168.1)	£(265.9)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2010	2009
		(Adjusted)
Operating activities
Net loss	£(168.1)	£(265.9)
(Income) loss from discontinued operations	(25.7)	2.1

Loss from continuing operations	(193.8)	(263.8)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	827.5	868.6
Non-cash interest	39.3	32.5
Non-cash compensation	18.4	9.4
Loss on extinguishment of debt	70.1	15.8
Income from equity accounted investments, net of dividends received	(6.8)	(5.5)
Unrealized losses on derivative instruments	124.5	113.9
Unrealized foreign currency gains	(85.7)	(131.8)
Income taxes	(13.3)	2.2
Amortization of original issue discount and deferred finance costs	14.3	24.6
Other	0.3	(1.0)
Changes in operating assets and liabilities, net of effect from business disposals	0.3	(46.7)

Net cash provided by operating activities	795.1	618.2

Investing activities:
Purchase of fixed and intangible assets	(470.3)	(405.1)
Principal repayments on loans to equity investments	15.0	8.9
Decrease in restricted cash	1.4	—
Proceeds from the sale of fixed assets	35.8	2.9
Disposal of sit-up, net	—	(17.5)
Disposal of Virgin Media TV, net	160.0	—
Investments and loans from parent and subsidiary companies	884.4	728.0
Other	0.9	(2.5)

Net cash provided by investing activities	627.2	314.7

Financing activities:
New borrowings, net of financing fees	108.2	(32.7)
Principal payments on long term debt, including redemption premiums, and capital leases	(1,325.3)	(801.6)
Realized gain on derivatives	—	88.3

Net cash used in financing activities	(1,217.1)	(746.0)

Cash flow from discontinued operations:
Net cash used in operating activities	(37.9)	(18.5)
Net cash used in investing activities	—	(0.7)

Net cash used in discontinued operations	(37.9)	(19.2)

Increase in cash and cash equivalents	167.3	167.7
Cash and cash equivalents, beginning of period	415.9	170.7

Cash and cash equivalents, end of period	£583.2	£338.4

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

        On January 1, 2010, VMIL acquired VMIH's shareholdings in its wholly owned subsidiaries other than Virgin Media Secured Finance PLC, which remains a subsidiary of VMIH. VMIL issued 1,000,141 shares to VMIH as part of this internal reorganization with an additional issuance of shares from VMIL to VMIH due to occur following the filing of the 2009 audited financial statements of VMIH with the appropriate authorities in England and Wales. As a result of the reorganization, it was determined that a change in reporting entity had occurred for VMIL and accordingly the comparative separate financial statements for VMIL have been adjusted to consist of the combined historical balance sheet, results of operations, and cash flows of the wholly owned subsidiaries of VMIH that were contributed to VMIL as part of the group reorganization. These comparative financial statements have been prepared in accordance with the guidance permissible for reorganizations between wholly owned subsidiaries such that the historic values of all assets and liabilities acquired in the reorganization have been carried over with no new purchase accounting considered. The effect of the issuance of common stock to VMIH has been retrospectively applied to the shareholder's equity amounts in the consolidated balance sheet as at December 31, 2009 to reflect these amounts as if the transaction had occurred at the beginning of the periods presented. The retrospective application had no material effect on other amounts. Intercompany accounts and transactions have been eliminated on consolidation.

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

        The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 1—Basis of Presentation (Continued)

adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.'s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, or the 2009 Annual Report.

Note 2—Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Board, or FASB, ratified new accounting guidance for existing multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We will prospectively apply the new requirements beginning on January 1, 2011 and are currently evaluating the impact on our consolidated financial statements.

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

Note 3—Disposals

        On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, of our television channel business known as Virgin Media TV. Virgin Media TV's operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods. Accordingly, we adjusted the balance sheet as of December 31, 2009 and statement of operations and cash flows for the three and nine months ended September 30, 2009.

        We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB's standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals (Continued)

described by the fair value measurements guidance issued by the FASB. We have performed a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, £33.6 million of the gain on disposal of Virgin Media TV has been deferred on the balance sheet and will be treated as a reduction in operating costs over the contractual terms of the carriage arrangements, which range from 3 to 7 years.

        The fair value of Virgin Media TV was determined utilizing the market approach along with other third party bids we received for the business. The market approach utilized market multiples for similar businesses along with indicative earnings before interest, tax, depreciation and amortization, or EBITDA, levels for the business. The fair value of the carriage agreements was estimated utilizing an analysis of the cost of carriage agreements with other suppliers of content, prices proposed or established by U.K. regulators and audience viewing data. Along with this, we utilized a discount rate of 9.5%. These fair value measurements utilize significant unobservable inputs and fall with Level 3 of the fair value hierarchy.

        The results of operations of Virgin Media TV have been included as discontinued operations in the condensed consolidated statements of operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland. On that date, consideration was received totaling £105.0 million. On September 17, 2010, additional consideration of £55.0 million was received upon full approval of the transaction by U.K. regulators. The terms of the sale and purchase agreement includes certain customary warranties and working capital adjustments which may impact the amount recognized in future periods.

        Revenue of Virgin Media TV, including intersegment revenue, reported in discontinued operations, for the three and nine months ended September 30, 2010 was £7.3 million and £96.2 million, respectively, and for the three and nine months ended September 30, 2009 was £41.0 million and £122.5 million, respectively. Virgin Media TV's pre-tax loss, reported within discontinued operations, for the three months ended September 30, 2010 was £0.2 million and for the nine months ended September 30, 2010 pre-tax profit, was £15.7 million. For the three and nine months ended September 30, 2009 pre-tax profit was £3.1 million and £20.6 million, respectively.

        Income from discontinued operations for the nine months ended September 30, 2009 also includes the results of operation of our former sit-up reporting unit which was disposed of on April 1, 2009. Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the three and nine months ended September 30, 2010 were nil and £14.3 million, respectively, and for the three and nine months ended September 30, 2009 were £7.0 million and £20.2 million, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposals (Continued)

        The assets and liabilities of Virgin Media TV reported as held for sale as of December 31, 2009 comprised (in millions):

December 31, 2009
Current assets held for sale
Accounts receivable, net	£27.4
Programming inventory	62.1
Prepaid expenses	5.8
Fixed assets	3.5
Trademark licenses	11.3
Goodwill	42.7

Current assets held for sale	£152.8

Current liabilities held for sale
Accounts payable	£63.2
Accrued expenses	17.9
Deferred revenue and other liabilities	2.7

Current liabilities held for sale	£83.8

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (Continued)

        Long term debt consisted of (in millions):

	September 30, 2010		December 31, 2009
	VMIH	VMIL	VMIH	VMIL
Amounts due to third parties
U.S. Dollar
6.50% senior secured notes due 2018	£626.7	£—	£—	£—
Senior credit facility	—	—	275.3	275.3
Euro
Senior credit facility	—	—	356.5	—
Sterling
7.00% senior secured notes due 2018	862.8	—	—	—
Senior credit facility	1,675.0	179.1	2,481.0	1,038.6
Capital leases	235.4	235.4	166.6	166.6
Other	0.7	0.7	1.2	1.2

	3,400.6	415.2	3,280.6	1,481.7
Less current portion	(218.0)	(68.0)	(41.2)	(41.2)

Long term debt due to third parties	£3,182.6	£347.2	£3,239.4	£1,440.5

Amounts due to group companies
U.S. Dollar
8.75% senior notes due 2014	£—	£—	£55.3	£55.3
9.125% senior notes due 2016	349.6	349.6	340.2	340.2
6.50% senior notes due 2016	501.9	501.9	606.8	606.8
9.50% senior notes due 2016	835.4	835.4	810.9	810.9
8.375% senior notes due 2019	375.5	375.5	365.1	365.1
6.50% senior secured notes due 2018	—	626.7	—	—
Floating rate senior loan notes due 2012	63.6	63.6	61.9	61.9
Euro
8.75% senior notes due 2014	—	—	41.9	41.9
9.50% senior notes due 2016	149.7	149.7	152.9	152.9
Senior credit facility	—	—	—	356.5
Sterling
9.75% senior notes due 2014	—	—	78.8	78.8
8.875% senior notes due 2019	344.7	344.7	344.5	344.5
7.00% senior secured notes due 2018	—	862.8	—	—
Senior credit facility	—	1,495.9	—	1,442.4
Other amounts due to group companies
Other notes due to affiliates	438.6	438.6	462.8	462.8

	3,059.0	6,044.4	3,321.1	5,120.0
Less current portion	—	(150.0)	—	—

Long term debt due to group companies	£3,059.0	£5,894.4	£3,321.1	£5,120.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (Continued)

        The effective interest rate on the senior credit facility was 4.3% and 5.3% as at September 30, 2010 and December 31, 2009, respectively.

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

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment of all amounts outstanding under our old senior credit facility and for general corporate purposes. The new senior credit facility comprises a term loan A facility in an aggregate principal amount of £1,000 million, a term loan B facility in an aggregate principal amount of £675 million and a revolving credit facility in aggregate principal amount of £250 million. As at September 30, 2010, we had utilized £15.8 million of the revolving credit facility for bank guarantees and standby letters of credit.

        On May 12, 2010, we redeemed in full the outstanding balance of our senior notes due 2014 using cash from our balance sheet. The total cost to redeem these notes was £192.3 million, inclusive of the cost to settle derivative contracts entered into as economic hedges of these notes.

        Long term debt repayments, excluding capital leases, as of September 30, 2010, were due as follows (in millions):

Period ending September 30:
2011	£150.3
2012	238.9
2013	200.1
2014	200.0
2015	275.0
Thereafter	5,221.0

Total debt payments	£6,285.3

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (Continued)

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,675.0	£1,648.2	£3,112.8	£3,043.5
8.75% U.S. dollar senior notes due 2014	—	—	55.3	57.7
9.75% sterling senior notes due 2014	—	—	78.8	81.6
8.75% euro senior notes due 2014	—	—	41.9	43.7
9.125% U.S. dollar senior notes due 2016	349.6	374.3	340.2	359.4
6.50% U.S. dollar senior notes due 2016	501.9	940.1	606.8	723.1
9.50% U.S. dollar senior notes due 2016	835.4	971.5	810.9	895.8
9.50% euro senior notes due 2016	149.7	186.3	152.9	173.5
8.375% U.S. dollar senior notes due 2019	375.5	422.8	365.1	377.0
8.875% sterling senior notes due 2019	344.7	395.9	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	626.7	672.8	—	—
7.00% sterling senior secured notes due 2018	862.8	927.5	—	—
Floating rate senior loan note due 2012	63.6	63.6	61.9	61.9
Other notes due to affiliates	438.6	438.6	462.8	462.8

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At September 30, 2010 and December 31, 2009, we had £583.2 million and £415.9 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with whom we operate and relate only to derivatives with recorded asset balances at September 30, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At September 30, 2010, based on market values, we had 58.5% of our derivative contracts with four financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

        Our results could be materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments in our consolidated statements of operations.

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

        With respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the statement of operations. As a result of our effectiveness assessment at September 30, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.2	£0.3
Economic Hedge
Foreign currency forward rate contracts	1.6	1.9

	£1.8	£2.2

Included within non-current assets:
Accounting Hedge
Cross-currency interest rate swaps	£107.6	£63.7
Economic Hedge
Interest rate swaps	7.0	—
Cross-currency interest rate swaps	53.0	169.5
Other	—	1.9

	£167.6	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	—	2.4
Interest rate swaps	—	3.1

	£—	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£4.6	£21.0
Cross-currency interest rate swaps	8.1	27.6
Economic Hedge
Interest rate swaps	39.7	—
Cross-currency interest rate swaps	37.3	58.2

	£89.7	£106.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

        As of September 30, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

        The terms of our outstanding cross-currency interest rate swaps at September 30, 2010 were as follows:

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

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of September 30, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The terms of our outstanding interest rate swap contracts at September 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Accounting	£600.0	6 month LIBOR	2.86%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

        As of September 30, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
October 2010 to June 2011	Economic	$102.8	£63.8	1.6112
September 2010 to December 2010	Accounting	$2.8	£1.7	1.6688
July 2010 to December 2010	Accounting	ZAR 16.5	£1.4	11.6940

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

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and nine months ended September 30, 2010, there were no ineffectiveness losses recognized.

        The following tables present the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and nine months ended September 30, 2010 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income (loss)	95.8	—	95.1	0.7	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(127.9)	—	(127.9)	—	—
Interest expense	(2.7)	—	(2.7)	—	—
Operating costs	(0.2)	—	—	(0.2)	—

Balance at March 31, 2010	£(57.9)	£—	£(42.4)	£0.5	£(16.0)

Amounts recognized in other comprehensive income (loss)	54.5	—	54.5	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(20.9)	—	(20.9)	—	—
Interest expense	(2.0)	—	(2.0)	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	(8.1)	—	—	—	(8.1)

Balance at June 30, 2010	£(34.5)	£—	£(10.8)	£0.4	£(24.1)

Amounts recognized in other comprehensive income (loss)	(86.1)	(4.6)	(81.4)	(0.1)	—
Amounts reclassified to earnings impacting:
Foreign exchange gains	96.6	—	96.6	—	—
Interest expense	(0.3)	—	(0.3)	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	(2.9)	—	—	—	(2.9)

Balance at September 30, 2010	£(27.3)	£(4.6)	£4.1	£0.2	£(27.0)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (Continued)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax gains that would be reclassified from other comprehensive income (loss) to earnings would be nil, £1.6 million and £0.2 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 7—Restructuring and Other Charges

        Restructuring and other charges of £4.5 million and £11.1 million for the three and nine months ended September 30, 2010, respectively, related primarily to involuntary employee termination and related costs and lease and contract exit costs in connection with the restructuring program initiated in the last quarter of 2008. Restructuring and other charges of £1.6 million for the three months ended September 30, 2009 related primarily to lease exit costs in relation to our historic restructuring activities. Restructuring and other charges of £29.5 million for the nine months ended September 30, 2009 related primarily to employee termination and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008.

        During the second quarter of 2010, we identified further savings through the expansion of the 2008 restructuring program and revised the estimated total costs and extended the completion date through the end of 2012. In connection with our 2008 restructuring program, in total we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for the restructuring plan announced in 2008 by Virgin Media (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Three months ended September 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, June 30, 2010	£10.5	£18.6	£4.8	£13.6	£47.5
Charged to expense	0.3	0.4	1.1	0.6	2.4
Revisions	0.9	0.6	(0.1)	0.7	2.1
Utilized	(1.4)	(1.1)	(3.8)	(1.6)	(7.9)

Balance, September 30, 2010	£10.3	£18.5	£2.0	£13.3	£44.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges (Continued)

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals
Nine months ended September 30, 2010	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2009	£12.2	£27.0	£1.7	£15.0	£55.9
Amendments offset against goodwill	—	(0.3)	—	—	(0.3)
Charged to expense	1.1	1.0	6.5	2.7	11.3
Revisions	0.5	(0.7)	(0.7)	0.7	(0.2)
Utilized	(3.5)	(8.5)	(5.5)	(5.1)	(22.6)

Balance, September 30, 2010	£10.3	£18.5	£2.0	£13.3	£44.1

Note 8—Share Based Compensation

Stock Option Plans

        We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at September 30, 2010, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2009 Annual Report.

Note 9—Comprehensive Income (Loss)

        Comprehensive income (loss) comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Net income (loss) for period	£44.8	£(59.7)	£(168.1)	£(265.9)
Currency translation adjustment	(0.1)	(0.1)	0.1	(0.6)
Net unrealized (losses) gains on derivatives, net of tax	(62.0)	41.8	46.2	(100.8)
Reclassification of derivative losses (gains) to net income, net of tax	69.2	(77.5)	(18.2)	32.2

Comprehensive income (loss)	£51.9	£(95.5)	£(140.0)	£(335.1)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Comprehensive Income (Loss) (Continued)

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	September 30, 2010	December 31, 2009
Foreign currency translation	£(0.1)	£(0.2)
Pension liability adjustment	(82.3)	(82.3)
Net unrealized losses on derivatives	(27.3)	(55.3)

	£(109.7)	£(137.8)

Note 10—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are wholly owned subsidiaries of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Costs	£9.3	£10.5	£29.9	£36.5
Selling, general and administrative expenses	£12.4	£14.4	£35.3	£35.4

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

estimated contingent losses totaling £52.4 million as of September 30, 2010 that are not accrued for, as we do not deem them to be probable of resulting in a liability. We continue to evaluate the likelihood of the contingent losses as additional information becomes available and, to the extent an accrual becomes necessary, it will be recognized in earnings in the period when such amount becomes probable. Any challenge made could be subject to court proceedings before any settlement would be required and therefore the timescale for resolution is not expected to occur within the next financial year.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Industry Segments (Continued)

        The following segment information is based on the consolidated results of Virgin Media for the three and nine month periods ended September 30, 2010 and 2009 (in millions):

	Three months ended September 30, 2010			Three months ended September 30, 2009
					(Adjusted)
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£826.2	£152.2	£978.4	£776.1	£143.3	£919.4
Segment contribution	£500.9	£89.1	£590.0	£466.4	£86.3	£552.7

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
					(Adjusted)
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£2,427.2	£444.8	£2,872.0	£2,287.0	£435.6	£2,722.6
Segment contribution	£1,470.8	£252.8	£1,723.6	£1,358.6	£252.6	£1,611.2

        Revenue in the table above includes £25.6 million and £76.0 million for the three and nine months ended September 30, 2010, respectively, related to subsidiaries of Virgin Media that are not consolidated in either of the companies. Revenue in the table above includes £26.7 million and £81.9 million for the three and nine months ended September 30, 2009, respectively, related to subsidiaries of Virgin Media that are not consolidated in either of the companies. The reconciliation of total segment contribution to our consolidated operating income is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Adjusted)		(Adjusted)
Total segment contribution	£590.0	£552.7	£1,723.6	£1,611.2
Other operating and corporate costs	202.7	203.7	617.0	629.4
Restructuring and other charges	4.5	1.6	11.4	30.6
Depreciation	244.4	235.3	733.4	700.9
Amortization	36.7	61.0	110.9	183.3
Operating loss of subsidiaries not consolidated in either of the companies	(1.8)	(3.3)	(6.3)	(6.7)

Consolidated operating income	£103.5	£54.4	£257.2	£73.7

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

        Our revenue by segment for the nine months ended September 30, 2010 and 2009 was as follows (in millions):

	Nine months ended September 30,
	2010		2009
Consumer Segment	£2,427.2	84.5%	£2,287.0	84.0%
Business Segment	444.8	15.5	435.6	16.0

	£2,872.0	100.0%	£2,722.6	100.0%

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

        Integration and Restructuring Activities.    In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. We anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. During the second quarter, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

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

        Churn.    Churn is the proportion of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors such as competition, the economy and, in respect of our cable business, customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver a service without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT Group plc, or BT; resellers or local loop unbundlers, such as BSkyB and Talk Talk Telecom Group PLC; alternative internet access services such as DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including Everything Everywhere Limited (the joint venture between T-Mobile(UK) and Orange(UK)), O2, Vodafone and 3 UK, and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

        Distribution.    We rely, to a large extent, upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new mobile customers or retain existing customers may be adversely affected. We continue to increase the proportion of our products distributed through our own channels including our retail outlets.

Business Segment

        Factors particularly affecting our Business segment include competition, pricing, operational effectiveness and changes in government spending.

        Competition.    Our ability to acquire and retain business customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless plc, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, we also compete with regional providers, such as COLT Telecom Group plc, which have a strong network presence within limited geographic areas. Recently we have also faced increasing competition from the launch of business services by MNOs.

        Pricing.    Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Certain of BT's product pricing is regulated by the U.K. Office of Communications; however, in respect of non-regulated product pricing, the market is increasingly price sensitive, particularly in the current challenging economic conditions.

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

        Government Spending.    Public sector organizations, in particular local authorities, represent a significant proportion of the customer base in our Business segment. Accordingly, changes to the U.K. government's allocation of funding and spending levels with respect to certain programs have had, and may continue to have, an effect on our Business segment revenue.

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

New Accounting Guidance

        New accounting rules and disclosures can significantly impact our reported results and the comparability of our financial statements. We will prospectively apply the new requirements related to multiple-element revenue arrangements beginning on January 1, 2011 and are currently evaluating the impact on our financial statements. There are certain other new proposals under development which, if and when enacted, may have a material impact on our financial reporting.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Revenue

        For the three months ended September 30, 2010, revenue increased by 6.4% to £978.4 million from £919.4 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenue increased by 5.5% to £2,872.0 million from £2,722.6 million for the nine months ended September 30, 2009. The amount of revenue recognized in both our Consumer and Business segments increased over both periods as more fully described in our segment discussions below.

Operating Costs

        Operating costs for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Operating costs:
Consumer cost of sales	£250.1	£238.5	4.9%	£731.8	£721.3	1.5%
Business cost of sales	46.8	40.6	15.3	139.5	138.0	1.1
Network and other operating costs	98.7	95.5	3.4	295.2	289.8	1.9

Total operating costs	£395.6	£374.6	5.6%	£1,166.5	£1,149.1	1.5%

        For the three months ended September 30, 2010, operating costs increased by 5.6% to £395.6 million from £374.6 million during the same period in 2009. This increase was primarily attributable to increased Consumer and Business segment cost of sales as a result of increased revenues in both segments. Network and other operating costs also increased primarily due to higher employee and outsourcing costs as a result of greater install activity caused by greater gross customer additions during the period. As a result of these changes, operating costs as a percentage of revenue decreased to 40.4% for the three months ended September 30, 2010 from 40.7% for the three months ended September 30, 2009.

        For the nine months ended September 30, 2010, operating costs increased by 1.5% to £1,166.5 million from £1,149.1 million during the same period in 2009. This increase was attributable to increases in Consumer segment and Business segment cost of sales, together with increased network and other operating costs. Consumer cost of sales increased primarily as a result of increased revenues, largely offset by lower fixed line telephony interconnect costs as a result of lower usage along with lower mobile telephony interconnect costs as a result of lower wholesale rates. Business cost of sales increased as the impact on costs of higher retail data and wholesale revenues was only partially offset by the impact on costs of lower LAN solutions and retail voice revenues. Network and other operating costs increased mainly due to greater install activity resulting from customer additions during the period partially offset by lower facilities costs primarily due to refunds received of local authority taxes relating to our network property. As a result of these changes, operating costs as a percentage of revenue decreased to 40.6% for the nine months ended September 30, 2010 from 42.2% for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
		(Adjusted)			(Adjusted)
Selling, general and administrative expenses:
Employee and outsourcing costs	£112.8	£111.1	1.5%	£348.8	£331.5	5.2%
Marketing costs	36.7	33.9	8.3	115.1	93.2	23.5
Facilities	15.9	16.3	(2.5)	48.8	52.6	(7.2)
Other	30.1	34.5	(12.8)	86.2	114.4	(24.7)

Total selling, general and administrative expenses	£195.5	£195.8	(0.2)%	£598.9	£591.7	1.2%

        For the three months ended September 30, 2010, selling, general and administrative expenses decreased slightly to £195.5 million from £195.8 million for the three months ended September 30, 2009. This decrease was primarily due to lower facilities and other costs, largely offset by higher marketing and employee and outsourcing costs. Lower facilities costs were mainly due to reduced power costs. Lower other costs were primarily due to a reduction in legal and professional expenses as compared to the prior period. Marketing costs were higher primarily due to increased marketing activity to drive growth in our Consumer customer base. Higher employee and outsourcing costs were mainly due to salary increases.

        For the nine months ended September 30, 2010, selling, general and administrative expenses increased by 1.2% to £598.9 million from £591.7 million for the nine months ended September 30, 2009. This increase was primarily due to higher marketing and employee and outsourcing costs, partially offset by lower facilities and other costs. Marketing costs were higher primarily due to increased marketing activity in our Consumer segment and the cost of rebranding our Business segment to Virgin Media Business. Higher employee and outsourcing costs were mainly due to an increase in share based compensation and pension costs, along with salary increases. Lower facilities costs were mainly due to lower operating costs resulting from site closures in prior periods together with reduced power costs and refunds of local authority property taxes. Lower other costs were due to a reduction in IT and legal and professional expenses as compared to the prior period.

Restructuring and Other Charges

        Restructuring and other charges were £4.5 million in the three months ended September 30, 2010 which included £2.3 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008. Restructuring and other charges of £1.6 million in the three months ended September 30, 2009 included £0.6 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008.

        Restructuring and other charges were £11.4 million in the nine months ended September 30, 2010 which included £9.5 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008. Restructuring and other charges of £30.6 million in the nine months ended September 30, 2009 was comprised mainly of £32.7 million in respect of involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008, partially offset by a £2.1 million reduction in the accruals for lease exit costs in connection with our historical and acquisition restructuring programs.

Depreciation Expense

        For the three months ended September 30, 2010, depreciation expense increased by 3.9% to £244.4 million from £235.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, depreciation expense increased by 4.6% to £733.4 million from £700.9 million for the nine months ended September 30, 2009. The increase in depreciation expense in both periods was primarily a result of depreciation in respect of new fixed assets, partially offset by fixed assets becoming fully depreciated.

Amortization Expense

        For the three months ended September 30, 2010, amortization expense decreased to £36.7 million from £61.0 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, amortization expense decreased to £110.9 million from £183.3 million for the nine months ended September 30, 2009. The decline in amortization expense in both periods was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2009.

Interest Expense

        For the three months ended September 30, 2010, interest expense decreased slightly to £118.2 million from £120.0 million for the three months ended September 30, 2009. We paid cash interest of £83.3 million for the three months ended September 30, 2010 and £24.9 million for the three months ended September 30, 2009. The increase in cash interest payments was primarily due to differences in the timing of interest payments on our new senior credit facility and senior notes.

        For the nine months ended September 30, 2010, interest expense increased to £359.1 million from £331.3 million for the nine months ended September 30, 2009, primarily as a result of refinancing lower cost bank debt with higher cost bond debt. We paid cash interest of £331.4 million for the nine months ended September 30, 2010 and £253.2 million for the nine months ended September 30, 2009. The increase in cash interest payments was primarily due to differences in the timing of interest payments on our new senior credit facility and senior notes.

Loss on Extinguishment of Debt

        The loss on extinguishment of debt was nil and £70.0 million for the three and nine months ended September 30, 2010, respectively. The loss on extinguishment of debt for the nine months ended September 30, 2010 primarily related to the write-off of deferred financing costs resulting from repayments of our old senior credit facility from the net proceeds of the senior secured bond issuance on January 19, 2010 and the new senior credit facility on April 22, 2010 along with the redemption premium paid in respect to our senior notes due 2014 redeemed on May 12, 2010.

        The loss on extinguishment of debt of £9.4 million and £16.7 million in the three and nine months ended September 30, 2009, respectively, related to the write-off of deferred financing costs resulting from repayments of our old senior credit facility.

Share of Income From Equity Investments

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        For the three months ended September 30, 2010, share of income from equity investments was £6.7 million as compared with income of £5.1 million for the same period in 2009. The share of income from equity investments in the three months ended September 30, 2010 and 2009 was our proportionate share of the income earned by UKTV.

        For the nine months ended September 30, 2010, share of income from equity investments was £21.4 million as compared with income of £7.2 million for the same period in 2009. The share of income from equity investments in the nine months ended September 30, 2010 was primarily our proportionate share of the income earned by UKTV. The share of income from equity investments in the nine months ended September 30, 2009 was largely comprised of our proportionate share of the income earned by UKTV, partially offset by our share of losses incurred by Setanta Sports News which ceased broadcasting on June 23, 2009.

        At September 30, 2010, our investment in UKTV was carried on the balance sheet at £348.9 million, which includes outstanding loans totaling £112.7 million. These loans effectively act as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £2.6 million and £15.0 million during the three and nine months ended September 30, 2010, respectively. We also received dividends, interest payments and payments for consortium tax relief from UKTV totaling £9.1 million and £23.9 million for the three and nine months ended September 30, 2010, respectively.

(Loss) Gain on Derivative Instruments

        The loss on derivative instruments of £24.7 million in the three months ended September 30, 2010 was mainly driven by losses on economic hedges resulting from the pound sterling strengthening against the U.S. dollar. The gain on derivative instruments of £43.6 million in the three months ended September 30, 2009 was mainly driven by the pound sterling weakening against the U.S. dollar and euro in the quarter, which resulted in an increase in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes.

        The loss on derivative instruments of £52.9 million in the nine months ended September 30, 2010 was mainly driven by the reclassification of losses on derivative contracts previously designated as accounting hedges from accumulated other comprehensive income to earnings along with payments made to settle euro derivative contracts in connection with the repayment of our old senior credit facility and senior notes, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar. The loss from derivative instruments of £104.1 million in the nine months ended September 30, 2009 was mainly driven by the U.S. dollar and euro weakening against the pound sterling in the first six months of the year, which resulted in a reduction in the fair value of U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes.

Foreign Currency Gains (Losses)

        The foreign currency gains of £43.6 million in the three months ended September 30, 2010 were primarily due to strengthening of the pound sterling relative to the U.S. dollar and related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019. The foreign currency losses of £33.9 million in the nine months ended September 30, 2010 were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on our convertible senior notes and the U.S. dollar denominated tranches of our old senior credit facility, partially offset by remeasurement gains on our U.S. dollar denominated senior notes due 2019. The foreign currency losses of £49.8 million in the three months ended September 30,

2009 were primarily due to the strengthening of the U.S. dollar and euro relative to the pound sterling and related remeasurement losses on the convertible senior notes and the U.S. dollar and euro denominated tranches of the senior credit facility. The foreign currency gains of £107.6 million in the nine months ended September 30, 2009 were primarily due to the strengthening of the pound sterling which occurred in the first six months of the year relative to the U.S. dollar and euro and related remeasurement gains on the convertible senior notes, which are unhedged, and the U.S. dollar and euro denominated tranches of the senior credit facility.

Income Tax Benefit

        For the three and nine months ended September 30, 2010, income tax benefit was £17.7 million and £34.7 million, respectively, as compared with income tax benefit of £14.8 million and £2.4 million for the same periods in 2009. The income tax benefit related primarily to amounts recognized in discontinued operations and other comprehensive income along with consortium tax relief receivable from our joint venture operations. The income tax benefit in the prior periods primarily related to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income.

Net Income (Loss) from Continuing Operations

        For the three months ended September 30, 2010, net income from continuing operations was £27.6 million and for the nine months ended September 30, 2010, net loss from continuing operations decreased to £204.2 million, compared with a net loss of £63.3 million and £261.3 million for the same periods in 2009, respectively, due to the factors discussed above.

Gain on Disposal

        For the three and nine months ended September 30, 2010, the gain on disposal, net of tax, was £14.4 million due to the completion of the sale of our television channel business known as Virgin Media TV to BSkyB on July 12, 2010. Virgin Media TV's operations comprised our former Content segment.

(Loss) Income From Discontinued Operations

        For the three months ended September 30, 2010, net loss from discontinued operations was £0.2 million and for the nine months ended September 30, 2010, net income from discontinued operations was £11.3 million, relating to our former Content segment operations, compared with an income of £3.2 million in the three months ended September 30, 2009 and a loss of £2.1 million for the nine months ended September 30, 2009 which related to our former sit-up and content operations.

Net Income (Loss) from Continuing Operations per Share

        Basic and diluted net income from continuing operations per common share for the three months ended September 30, 2010 was £0.08 compared to a loss of £0.19 for the three months ended September 30, 2009. Basic net income (loss) from continuing operations per share was computed using a weighted average of 325.6 million shares outstanding in the three months ended September 30, 2010 and a weighted average of 329.0 million shares outstanding for the same period in 2009. Diluted net income (loss) from continuing operations per share was computed using a weighted average of 330.8 million shares outstanding in the three months ended September 30, 2010 and a weighted average of 329.0 million shares outstanding for the same period in 2009.

        Basic and diluted net loss from continuing operations per common share for the nine months ended September 30, 2010 was £0.62 compared to £0.79 for the nine months ended September 30, 2009. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 328.7 million shares outstanding in the nine months ended September 30, 2010 and a weighted average of 328.6 million shares outstanding for the same period in 2009.

Segmental Results of Operations from Continuing Operations for the Three and Nine Months Ended September 30, 2010 and 2009

        A description of the products and services, as well as financial data, for each segment can be found in note 12 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of September 30, 2010. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Consumer Segment

        The summary combined results of operations of our Consumer segment for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue	£826.2	£776.1	6.5%	£2,427.2	£2,287.0	6.1%
Segment contribution	£500.9	£466.4	7.4%	£1,470.8	£1,358.6	8.3%

  Revenue

        Our Consumer segment revenue for the three and nine months ended September 30, 2010 and 2009 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue:
Cable	£662.6	£627.6	5.6%	£1,959.0	£1,848.4	6.0%
Mobile(1)	143.5	134.1	7.0	411.7	396.9	3.7
Non-cable	20.1	14.4	39.6	56.5	41.7	35.5

Total revenue	£826.2	£776.1	6.5%	£2,427.2	£2,287.0	6.1%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the three months ended September 30, 2010, revenue from our Consumer segment customers increased by 6.5% to £826.2 million from revenue of £776.1 million for the three months ended

September 30, 2009. For the nine months ended September 30, 2010, revenue from our Consumer segment customers increased by 6.1% to £2,427.2 million from revenue of £2,287.0 million for the nine months ended September 30, 2009. These increases were primarily due to an increase in revenues from our cable product offerings and, to a lesser extent, increased revenue from our mobile and non-cable product offerings.

        For the three months ended September 30, 2010, cable revenue increased to £662.6 million from £627.6 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, cable revenue increased to £1,959.0 million from £1,848.4 million for the nine months ended September 30, 2009. These increases in cable revenue were primarily due to selective price increases as well as additional cable customers subscribing to our services, partially offset by continued decline in fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

        Cable ARPU increased to £46.38 for the three months ended September 30, 2010 from £44.71 for the three months ended September 30, 2009. The increase in cable ARPU was mainly due to the selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and price discounting. Our focus on acquiring new bundled customers and on cross-selling to existing customers is demonstrated by cable products per customer increasing to 2.49 at September 30, 2010 from 2.46 at September 30, 2009, and by "triple-play" penetration growing to 62.7% at September 30, 2010 from 60.1% at September 30, 2009. A triple-play customer is a customer who subscribes to our cable television, broadband and fixed line telephone services.

        For the three months ended September 30, 2010, mobile revenue increased to £143.5 million from £134.1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, mobile revenue increased to £411.7 million from £396.9 million for the nine months ended September 30, 2009. These increases were attributable to an increase in service revenues, mainly driven by increased contract revenue, partially offset by the declining base of prepay mobile subscribers together with lower mobile termination rates that came into force following regulatory changes in April 2009.

        Mobile ARPU increased to £15.01 for the three months ended September 30, 2010 from £13.41 for the three months ended September 30, 2009. The increase was primarily due to the increased proportion of our higher value contract customers relative to the total number of mobile customers, which rose to 37.6% at September 30, 2010 from 27.3% at September 30, 2009, together with increased usage of voice and texts, partially offset by declining rates for those services and lower mobile termination rates as described above.

        Non-cable revenue for the three months ended September 30, 2010 increased to £20.1 million from £14.4 million for the three months ended September 30, 2009. Non-cable revenue for the nine months ended September, 30, 2010 increased to £56.5 million from £41.7 million for the nine months ended September 30, 2009. Revenue increased as a result of the launch of wholesale line rental in August 2009 as discussed further in Summary Non-cable Statistics below.

  Consumer Segment Contribution

        For the three months ended September 30, 2010, Consumer segment contribution increased to £500.9 million from £466.4 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, Consumer segment contribution increased to £1,470.8 million from £1,358.6 million for the nine months ended September 30, 2009. These increases were primarily due to the increase in Consumer revenue, as described above.

  Summary Cable Statistics

        Selected statistics for our cable customers for the three months ended September 30, 2010 as well as the four prior quarters are set forth in the table below. Our net customer movement for the three months ended September 30, 2010 was an increase of 14,100 customers, being the net of gross additions and disconnections (net additions). The increase in net additions compared with the three months ended September 30, 2009 was primarily the result of higher gross additions which we believe is the result of improved product propositions in recent periods. Customer churn increased slightly to 1.6% in the three months ended September 30, 2010 from 1.5% in the three months ended September 30, 2009 due to competitive factors in the marketplace. The total number of cable products grew to 11,897,500 at September 30, 2010 from 11,553,900 at September 30, 2009, representing a net increase in products of 343,600.

	Three months ended
	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
Opening customers(1)	4,768,900		4,761,800		4,723,500		4,694,900		4,686,800
Customer additions	236,000		188,600		193,100		198,600		213,800
Customer disconnects	(221,900)		(181,500)		(154,800)		(170,000)		(205,700)

Net customer movement	14,100		7,100		38,300		28,600		8,100

Closing customers(1)	4,783,000		4,768,900		4,761,800		4,723,500		4,694,900
Cable churn(1)(2)	1.6%		1.3%		1.1%		1.2%		1.5%
Cable products:
Television(1)	3,766,700		3,751,900		3,729,600		3,693,900		3,659,700
DTV (included in Television)	3,745,900		3,728,700		3,702,800		3,656,200		3,599,300
ATV (included in Television)(1)	20,800		23,200		26,800		37,700		60,400
Telephone	4,161,000		4,175,300		4,178,000		4,146,600		4,120,000
Broadband	3,969,800		3,936,000		3,910,100		3,837,800		3,774,200
Total cable products	11,897,500		11,863,200		11,817,700		11,678,300		11,553,900
Cable products/Customer(1)	2.49	x	2.49	x	2.48	x	2.47	x	2.46	x
Triple-play penetration(1)	62.7%		62.4%		61.9%		61.1%		60.1%
Cable Average Revenue Per User(1)(3)	£46.38		£45.88		£45.01		£45.28		£44.71
Cable ARPU calculation:
Cable revenue (millions)	£662.6		£656.4		£640.0		£640.1		£627.6
Average customers(1)	4,763,400		4,768,800		4,739,500		4,712,600		4,679,000

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

Summary Mobile Statistics

        Selected statistics for our mobile customers for the three months ended September 30, 2010 as well as the four prior quarters are set forth in the table below. Between September 30, 2010 and September 30, 2009, the number of mobile customers decreased by a net 128,900. Contract customer gains of 282,100 were offset by net losses of 411,000 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, low tariffs and lower overall lifetime value.

	Three months ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Contract mobile customers(1):
Opening contract mobile customers	1,097,200	1,030,900	949,700	872,600	784,600
Net contract mobile customer additions(2)	57,500	66,300	81,200	77,100	88,000

Closing contract mobile customers	1,154,700	1,097,200	1,030,900	949,700	872,600
Prepay mobile customers(1):
Opening prepay mobile customers	1,976,200	2,028,900	2,225,000	2,323,300	2,449,500
Net prepay mobile customer disconnections(2)	(63,900)	(52,700)	(196,100)	(98,300)	(126,200)

Closing prepay mobile customers	1,912,300	1,976,200	2,028,900	2,225,000	2,323,300
Total closing mobile customers:(1)	3,067,000	3,073,400	3,059,800	3,174,700	3,195,900
Mobile average revenue per user(3)	£15.01	£14.36	£13.70	£14.00	£13.41
Mobile ARPU calculation:
Mobile service revenue (millions)	£138.6	£131.9	£127.7	£132.9	£129.3
Average mobile customers	3,077,700	3,061,800	3,106,300	3,164,400	3,213,600

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

  Summary Non-cable Statistics

        Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended September 30, 2010 as well as for the four prior quarters are set forth in the table below. Total non-cable products increased by 8,100 during the three months ended September 30, 2010 as compared to an increase of 19,900 non-cable products during the three months ended September 30, 2009.

	Three months ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Opening customers	272,600	270,600	267,200	255,200	245,500
Net customer movements	1,400	2,000	3,400	12,000	9,700

Closing customers	274,000	272,600	270,600	267,200	255,200
Opening Non-cable products:
Telephone	154,400	147,600	139,800	124,900	112,500
Broadband	271,800	269,600	265,700	253,200	245,700

	426,200	417,200	405,500	378,100	358,200

Net Non-cable product additions:
Telephone	6,800	6,800	7,800	14,900	12,400
Broadband	1,300	2,200	3,900	12,500	7,500

	8,100	9,000	11,700	27,400	19,900

Closing Non-cable products:
Telephone	161,200	154,400	147,600	139,800	124,900
Broadband	273,100	271,800	269,600	265,700	253,200

	434,300	426,200	417,200	405,500	378,100

Business Segment

  Revenue

        The summary combined results of operations of our Business segment for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue	£152.2	£143.3	6.2%	£444.8	£435.6	2.1%
Segment contribution	£89.1	£86.3	3.2%	£252.8	£252.6	0.1%

        Our Business segment revenue for the three and nine months ended September 30, 2010 and 2009 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2010	2009		2010	2009
Revenue:
Retail:
Data	£61.1	£55.4	10.3%	£179.1	£156.6	14.4%
Voice	41.2	44.3	(7.0)	123.6	134.5	(8.1)
LAN Solutions and other	9.3	7.6	22.4	25.2	28.2	(10.6)

	£111.6	107.3	4.0	£327.9	319.3	2.7
Wholesale	40.6	36.0	12.8	116.9	116.3	0.5

Total revenue	£152.2	£143.3	6.2%	£444.8	£435.6	2.1%

        For the three months ended September 30, 2010, revenue from business customers increased by 6.2% to £152.2 million from £143.3 million for the three months ended September 30, 2009. This increase was primarily attributable to growth in retail data and wholesale revenues together with growth in Local Area Network (LAN) solutions revenues partially offset by declines in retail voice revenue.

        For the nine months ended September 30, 2010, revenue from business customers increased by 2.1% to £444.8 million from £435.6 million for the nine months ended September 30, 2009. This increase was primarily attributable to growth in retail data revenue, partially offset by declines in retail voice and LAN solutions revenues.

        Retail data revenue represented 54.7% of the retail business revenue for the three months ended September 30, 2010 compared with 51.6% for the three months ended September 30, 2009. Retail data revenue represented 54.6% of the retail business revenue for the nine months ended September 30, 2010 compared with 49.0% for the nine months ended September 30, 2009. Retail data revenue increased in the three and nine months ended September 30, 2010 compared with the same periods in 2009 as a result of our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing data market.

        Retail voice revenue decreased in the three and nine months ended September 30, 2010 compared with the same periods on 2009, mainly as a result of declining telephony usage.

        LAN solutions and other revenue increased by 22.4% to £9.3 million in the three months ended September 30, 2010 as compared to £7.6 million in the three months ended September 30, 2009, primarily due to increased equipment and LAN project revenues. LAN solutions and other revenue decreased by 10.6% to £25.2 million in the nine months ended September 30, 2010 as compared to £28.2 million in the nine months ended September 30, 2009 primarily due to a reduction in revenue from public sector organizations and a decline in equipment sales. The majority of this revenue is from infrastructure projects which are non-recurring in nature.

        Wholesale revenue increased to £40.6 million and £116.9 million for the three and nine months ended September 30, 2010, respectively, from £36.0 million and £116.3 million in the three and nine months ended September 30, 2009 respectively as increased usage of our network by wholesale customers has continued to offset the impact of the loss of certain wholesale contracts.

  Business Segment Contribution

        For the three months ended September 30, 2010, Business segment contribution increased to £89.1 million from £86.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, Business segment contribution increased to £252.8 million from £252.6 million for the nine months ended September 30, 2009. The increase in segment contribution in the three months ended September 30, 2010 as compared with the same period in 2009 was due primarily to the higher revenue as described above. The increase in segment contribution in the nine months ended September 30, 2010 as compared with the same period in 2009 was due primarily to the higher revenue, as described above, offset by higher marketing costs due to the rebranding to Virgin Media Business during the first quarter of 2010.

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

        On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. This program may be effected through open market, privately negotiated and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with this program will be held in treasury or cancelled. During the three and nine months ended September 30, 2010, we repurchased 9.3 million shares of common stock, at an average purchase price per share of $20.78 ($194 million in aggregate), through an accelerated stock repurchase program. The shares of common stock acquired in connection with this program were held in treasury as of September 30, 2010.

        On October 27, 2010, we entered into capped call transactions with certain hedge counterparties relating to our $1.0 billion aggregate principal amount of 6.50% convertible senior notes due 2016. These capped call transactions relate to 90% of the aggregate principal amount of our convertible senior notes and are intended to offset a portion of the dilutive effects that would potentially be associated with conversion of our convertible senior notes at maturity. The capped call confirmations have an initial strike price of $19.22 per share of our common stock (which is the conversion price provided under the terms of our convertible senior notes, subject to certain adjustments) and a cap price of $35.00 per share of our common stock. The cost to us of the capped call transactions, which will be paid in the fourth quarter of 2010, will depend on the market price of our common stock during a hedging period and foreign exchange rate movements. The capped call transactions do not alter the terms of our convertible senior notes, or noteholders' rights thereunder. For a more detailed description of the capped call transactions, see the current report on Form 8-K of Virgin Media Inc., as filed with the SEC on October 27, 2010.

        As of September 30, 2010, we had £5,983.3 million of debt outstanding, compared to £5,974.7 million as of December 31, 2009 and £5,972.0 million as of September 30, 2009, and £609.8 million of cash and cash equivalents, compared to £430.5 million as of December 31, 2009 and £351.6 million as of September 30, 2009. The increase in debt since September 30, 2009 is due to adverse movements in exchange rates and, to a lesser extent, an increase in net borrowing. The increase in debt from December 31, 2009 is also due to adverse movements in exchange rates and, to a lesser extent, an increase in net borrowing.

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

        Our cash balance of £609.8 million as of September 30, 2010 is held in a combination of short term bank deposits, money market funds and bank accounts that have a duration to maturity between overnight and up to three months. Our bank accounts are held with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics.

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010 and 2009

        For the nine months ended September 30, 2010, cash provided by operating activities increased to £772.3 million from £653.7 million for the nine months ended September 30, 2009. This increase was primarily attributable to the improvement in operating results. For the nine months ended September 30, 2010, cash paid for interest, exclusive of amounts capitalized, increased to £331.4 million from £253.2 million during the same period in 2009. This increase was the result of differences in the timing of interest payments on our new senior credit facility and senior notes.

        For the nine months ended September 30, 2010, cash used in investing activities was £264.9 million compared with cash used in investing activities of £420.7 million for the nine months ended September 30, 2009. The cash used in investing activities in the nine months ended September 30, 2010 mainly represented purchases of fixed assets partially offset by the proceeds received from the sale of Virgin Media TV along with proceeds from the disposal of 42 properties. These properties were subsequently leased from the purchaser for a period of up to 50 years. Cash used in investing activities in the nine months ended September 30, 2009 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £478.0 million for the nine months ended September 30, 2010 from £412.5 million for the same period in 2009 primarily due to increased costs in relation to upgrading and extending our broadband and TV network architecture and the timing of payments to suppliers.

        Cash used in financing activities for the nine months ended September 30, 2010 was £292.4 million compared to cash used in financing activities of £42.4 million for the nine months ended September 30, 2009. Cash used in financing activities for the nine months ended September 30, 2010 was primarily for principal payments on long term debt and repurchases of common stock, partially offset by new debt issuances. Cash used in financing activities for the nine months ended September 30, 2009 primarily related to principal payments on long term debt offset by new debt issuances and realized gains on derivatives.

Senior Credit Facility

        On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility, and applied the proceeds towards the repayment in full of all amounts outstanding under our old senior credit facility as at the draw down date. The new senior credit facility comprises of a term loan A, or Tranche A, facility in an aggregate principal amount of £1,000 million; a term loan B, or Tranche B, facility in an aggregate principal amount of £675 million; and a revolving credit facility in an aggregate principal amount of £250 million. The proceeds from Tranches A and B facilities may also be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes.

Principal Amortization

        The final maturity date of Tranche A and the revolving credit facility under our senior credit facility is June 30, 2015, and the final maturity date of Tranche B is December 31, 2015. As of September 30, 2010, the amortization schedule under our senior credit facility was (in millions):

Date	Amount
Tranche A
September 30, 2011	£ 150.0
September 30, 2012	175.0
September 30, 2013	200.0
September 30, 2014	200.0
September 30, 2015	275.0
Tranche B
December 31, 2015	675.0

Total	£1,675.0

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

Financial Maintenance Covenants

        Our new senior credit facility contains the following financial covenant ratios:

  •
  Consolidated net debt to consolidated operating cashflow, which we refer to as the leverage ratio; and

  •
  Consolidated operating cashflow to consolidated total net cash interest, which we refer to as the interest coverage ratio.

        These covenant ratios are calculated with respect to our bank group companies, pursuant to the definitions contained in our senior credit facility, and are subject to certain adjustments provided therein. The full text of our senior credit facility is available as Exhibit 10.1 to the current report on

Form 8-K of Virgin Media Inc., as filed with the SEC on April 12, 2010. The minimum required ratios are outlined below:

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

        On August 5, 2010, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2018, which were originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2018 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $999,369,000 aggregate principal amount, or 99.9%, of the original U.S. dollar denominated notes, and £867,373,000 aggregate principal amount, or 99.1%, of the original sterling denominated notes, for an equivalent amount of newly issued senior secured notes due 2018. Holders of the original senior secured notes due 2018 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original note issuance in January 2010. Virgin Media did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer please see Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on June 30, 2010.

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

Cash Dividends

        During the year ended December 31, 2009 and the nine months ended September 30, 2010, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2
Nine months ended September 30, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2

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

Off-Balance Sheet Arrangements

        As of September 30, 2010 and 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the U.S. Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of September 30, 2010, and the periods in which payments are due (in millions):

		Payments Due by Period (Undiscounted)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£5,917.0	£150.3	£375.4	£475.0	£4,916.3
Capital Lease Obligations	427.5	87.8	101.2	33.6	204.9
Operating Lease Obligations	278.8	56.4	93.3	58.3	70.8
Purchase Obligations	1,041.6	439.7	275.2	167.5	159.2
Interest Obligations	2,658.4	405.5	798.8	778.9	675.2

Total	£10,323.3	£1,139.7	£1,643.9	£1,513.3	£6,026.4

Early Termination Charges		£16.0	£4.2	£0.1	£—

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

        Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of September 30, 2010, £2,860.6 million, or 46.5%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £155.6 million, or 2.5%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

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

        The following table provides information as of September 30, 2010 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
								Fair Value September 30, 2010
	2010	2011	2012	2013	2014	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$4,500.0	$4,500.0	$5,281.2
Average interest rate						7.971%
Average forward exchange rate						0.64
Euros
Fixed rate	—	—	—	—	—	€180.0	€180.0	€208.1
Average interest rate						9.500%
Average forward exchange rate						0.9
Pounds Sterling
Fixed rate	—	—	—	—	—	£1,225.0	£1,225.0	£1,323.4
Average interest rate						7.536%
Variable rate		£150.0	£175.0	£200.0	£200.0	£950.0	£1,675.0	£1,648.2
Average interest rate		LIBOR plus	LIBOR plus	LIBOR plus	LIBOR plus	LIBOR plus
		2.75-3.50%	2.75-3.50%	2.75-3.50%	2.75-3.50%	2.75-3.75%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$3,500.0	$3,500.0	$88.8
Average forward exchange rate						0.60
Average sterling interest rate paid						8.74%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	$36.3
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	—	—	—	—	€180.0	€180.0	£(6.7)
Average contract exchange rate						0.88
Average sterling interest rate paid						10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	—	—	£600.0	£600.0	£(4.6)
Average sterling interest rate paid						2.86%
Sterling interest rate received						LIBOR

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1–31, 2010	—	—	—	—
August 1–31, 2010	9,334,721	$20.78	9,334,721	—
September 1–30, 2010	—	—	—	—

Total	9,334,721	—	9,334,721	—

(1)
On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions, including the expected repurchase of up to £375 million of our common stock by August 2011. On the same date, we launched a £125 million accelerated stock repurchase program as part of our capital structure optimization plan. This accelerated stock repurchase program was completed on August 27, 2010. The shares of common stock acquired in connection with this program were held in treasury as of September 30, 2010.

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
4.3
First Supplemental Indenture, dated as of April 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 15, 2010).
4.4
Second Supplemental Indenture, dated as of May 17, 2010, among General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited, VM Sundial Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 15, 2010).
4.5
Third Supplemental Indenture, dated as of June 10, 2010, among Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Wakefield Cable Communications Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 15, 2010).
4.6
Composite Debenture dated June 29, 2010 made between the companies listed in schedule 1 thereto, the partnerships listed in schedule 2 thereto and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.11 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

Exhibit No.	Description
4.7	Charge over Shares relating to the shares in the companies listed in schedule 2 thereto dated January 19, 2010 and made between the companies listed in schedule 1 thereto and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.12 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.8
Blocked Account Charge dated February 9, 2010 and made between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.13 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.9
Charge dated April 15, 2010 over the shares of Virgin Media Investment Holdings Limited made between Virgin Media Finance PLC and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.10
Assignment of Loans dated April 15, 2010 made between Virgin Media Finance PLC and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.11
Composite Debenture dated April 15, 2010 made between Virgin Media SFA Finance Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.16 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.12
Composite Debenture dated May 17, 2010 made between General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.17 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.13
Assignment of Loans dated May 17, 2010 made between VM Sundial Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.18 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.14
Composite Debenture dated June 10, 2010 made between Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Wakefield Cable Communications Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.19 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.15
Standard Security dated January 19, 2010 and made between CableTel (UK) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.16
Ranking Agreement dated January 19, 2010 and made between CableTel (UK) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.21 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

Exhibit No.	Description
4.17	Share Pledge dated January 19, 2010 and made between Virgin Media Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.22 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.18
Share Pledge dated January 19, 2010 and made between NTL Glasgow and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.23 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.19
Share Pledge dated January 19, 2010 and made between Telewest Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.24 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.20
Share Pledge dated January 19, 2010 and made between Telewest Communications (Scotland Holdings) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.25 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.21
Bond and Floating Charge dated January 19, 2010 and made between Prospectre Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.26 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.22
Bond and Floating Charge dated January 19, 2010 and made between NTL Glasgow and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.27 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.23
Bond and Floating Charge dated January 19, 2010 and made between CableTel Scotland Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.28 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.24
Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Scotland Holdings) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.29 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.25
Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Scotland) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.30 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.26
Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Motherwell) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.31 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.27
Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Dundee & Perth) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.32 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

Exhibit No.	Description
4.28	Security Agreement dated January 19, 2010 and made between Birmingham Cable Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.33 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.29
Amended and Restated Pledge Agreement dated January 19, 2010 and made between NTL Victoria Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.34 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.30
Amended and Restated Pledge Agreement dated January 19, 2010 and made between the parties listed on the signature pages thereto and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.35 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.31
Amended and Restated Security Agreement dated January 19, 2010 and made between the parties listed on the signature pages thereto and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.36 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.32
Amended and Restated Pledge and Security Agreement re: the interests in Avon Cable Limited Partnership dated January 19, 2010 and made between TCI/US West Cable Communications Group, Theseus No.1 Limited, Theseus No.2 Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.37 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.33
Amended and Restated Pledge and Security Agreement re: the interests in Cotswolds Cable Limited Partnership dated January 19, 2010 and made between TCI/US West Cable Communications Group, Theseus No.1 Limited, Theseus No.2 Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.38 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.34
Amended and Restated Pledge and Security Agreement re: the interests in Edinburgh Cable Limited Partnership dated January 19, 2010 and made between TCI/US West Cable Communications Group, Theseus No.1 Limited, Theseus No.2 Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.39 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.35
Amended and Restated Pledge and Security Agreement re: the interests in Estuaries Cable Limited Partnership dated January 19, 2010 and made between TCI/US West Cable Communications Group, Theseus No.1 Limited, Theseus No.2 Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.40 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.36
Amended and Restated Pledge and Security Agreement re: the interests in Tyneside Cable Limited Partnership dated January 19, 2010 and made between TCI/US West Cable Communications Group, Theseus No.1 Limited, Theseus No.2 Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.41 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

Exhibit No.	Description
4.37	Amended and Restated Pledge and Security Agreement re: the interests in United Cable (London South) Limited Partnership dated January 19, 2010 and made between TCI/US West Cable Communications Group, Theseus No.1 Limited, Theseus No.2 Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.42 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.38
Amended and Restated Pledge and Security Agreement re: the interests in TCI/US West Cable Communications Group dated January 19, 2010 and made between Theseus No.1 Limited, Theseus No.2 Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.43 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.39
Amended and Restated Pledge and Security Agreement re: the interests in London South Cable Partnership dated January 19, 2010 and made between United Cable (London South) Limited Partnership, Crystal Palace Radio Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.44 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.40
Amendment and Restatement Agreement dated January 19, 2010 and made between Future Entertainment S.à r.l. and Deutsche Bank AG, London Branch in relation to the Luxembourg Accounts Pledge Agreement (Incorporated by reference to Exhibit 4.45 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.41
English law Assignment of Contracts dated January 19, 2010 and made between Future Entertainment S.à r.l. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.46 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.42
Share Pledge Agreement dated January 19, 2010 and made between Virgin Media Investments Limited, Future Entertainment S.à r.l. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.47 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).
4.43
Amendment No. 3, dated as of October 27, 2010, to the Rights Agreement, dated as of March 25, 2004, between Virgin Media Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc., as filed with the Securities and Exchange Commission on October 27, 2010).
*10.1	Amendment Letter, dated as of May 12, 2010, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer.
*10.2	Letter agreement, dated as of September 14, 2010, between Virgin Media Inc. and James F. Mooney.
10.3
Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc., as filed with the Securities and Exchange Commission on October 27, 2010).
*31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
*32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from the Registrants' Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, (iv) Notes to Condensed Consolidated Financial Statements.†

*
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

VIRGIN MEDIA INC.
Date: November 8, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: November 8, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: November 8, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: November 8, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer
VIRGIN MEDIA INVESTMENTS LIMITED
Date: November 8, 2010	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: November 8, 2010	By:	/s/ EAMONN O'HARE Eamonn O'Hare Chief Financial Officer