Form 10-K
period 2010-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2011-02-22
CIK 1270400, 1322791, 1481423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-50886

VIRGIN MEDIA INC.

(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

(Additional Registrant)

VIRGIN MEDIA INVESTMENTS LIMITED

(Additional Registrant)

Delaware	59-3778247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Third Avenue, Suite 2863, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 906-8447

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non- affiliates as of June 30, 2010 based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on such date, was $5,142,880,666.98.

As of February 17, 2010, there were 322,010,065 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding 687,500 unvested shares of restricted stock held in escrow, and 321,322,565 shares of the registrant’s common stock issuable upon the conversion of its convertible senior notes.

The Additional Registrants meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” on page 3 in this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VIRGIN MEDIA INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

In this annual report on Form 10-K, unless we have indicated otherwise, or the context otherwise requires, references to “Virgin Media,” “the Company,” “we,” “us,” “our” and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, and its subsidiaries, and Virgin Media Investments Limited, or VMIL, and its subsidiaries).

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward- looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include the following:

•	the ability to compete with a range of other communications and content providers;

•	the effect of rapid and significant technological changes on our businesses;

•	the effect of a decline in fixed line telephony usage and revenues;

•	the ability to maintain and upgrade our networks in a cost-effective and timely manner;

•	possible losses of revenues or customers due to systems failures;

•	the ability to control unauthorized access to our network;

•	our reliance on third-party suppliers and contractors to provide necessary hardware, software or operational support;

•	our reliance on our use of the “Virgin” name and logo and any adverse publicity generated by other users of the Virgin name and logo;

•	the ability to manage customer churn;

•	the ability to provide attractive programming at a reasonable cost;

•	general economic conditions;

•	the ability to implement our restructuring plan successfully and realize the anticipated benefits;

•	currency and interest rate fluctuations;

•	our reliance on third parties to distribute our mobile telephony products;

•	the functionality or market acceptance of new products;

•	tax risks;

•	our reliance on Everything Everywhere to carry our mobile voice and non-voice services;

•	the ability to effectively manage complaints, litigation and adverse publicity;

•	our ability to retain key personnel;

•	changes in laws, regulations or governmental policy;

•	capacity limits on our network;

•	the ability to fund debt service obligations and refinance our debt obligations;

•	the ability to comply with restrictive covenants in our indebtedness agreements; and

•	Virgin Media’s dependence on cash flow from subsidiaries.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in this annual report on Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited

VMIH is a company incorporated in England and Wales, with its registered office at 160 Great Portland Street, London W1W 5QA, United Kingdom. The registered office for VMIH will be changing on March 31, 2011 to Media House, Bartley Wood Business Park, Bartley Way, Hook, Hampshire RG27 9UP. VMIH is a wholly-owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of the unsecured senior notes issued by Virgin Media Finance. VMIH’s guarantee of these notes is not deemed to be unconditional. VMIH is also one of the guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC in January 2010. VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media’s senior credit facility.

VMIL was formed on December 18, 2009, as a wholly owned subsidiary of VMIH. On December 30, 2009, VMIL acceded as a senior subordinated guarantor of the unsecured senior notes issued by Virgin Media Finance, on the same terms as VMIH. As VMIL’s guarantees are not deemed to be unconditional, separate financial statements for VMIL have been included in this annual report pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.

Unless otherwise indicated, the discussion contained in this report applies to VMIH and VMIL as well as Virgin Media.

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

NTL Incorporated was incorporated in 1993 as a Delaware corporation and continued as a publicly traded holding company until February 1999. From February 1999 until January 10, 2003, NTL Incorporated was a wholly-owned subsidiary of NTL (Delaware), Inc., or NTL Delaware, a Delaware corporation which was incorporated in February 1999 in order to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the United Kingdom, or the U.K., and Ireland, and was accomplished through a merger. NTL Incorporated’s stockholders at the time became stockholders of the new holding company, NTL Delaware. The new holding company took the name NTL Incorporated until May 2000, when its name was changed back to NTL (Delaware), Inc.

In May 2000, another new holding company structure was implemented in connection with the acquisition of the cable assets of Cable & Wireless Communications plc, or CWC (the operations acquired from CWC are called ConsumerCo), and was accomplished similarly through a merger. The stockholders of NTL Delaware became stockholders of the new holding company, NTL Delaware became a subsidiary of the new holding company, and NTL remained a subsidiary of NTL Delaware. The new holding company then took the name NTL Incorporated. On January 10, 2003, its name was changed to NTL Europe, Inc., or NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to NTL.

On January 10, 2003, NTL emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, NTL’s former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with NTL and NTL Europe each emerging as independent public companies. We were renamed NTL Incorporated and became the holding company for the former NTL group’s principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group’s continental European and various other assets. All of the outstanding securities of NTL Incorporated’s former parent and some of its subsidiaries, including NTL Incorporated, were cancelled. NTL Incorporated issued shares of its common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock, to various former creditors and stockholders. As a result, NTL Incorporated is no longer affiliated with NTL Europe.

On March 3, 2006, NTL Incorporated was renamed NTL Holdings Inc., and merged with a subsidiary of Telewest Global, Inc., or Telewest, by means of a reverse acquisition. The resulting parent entity was renamed NTL Incorporated. The financial information included in this annual report on Form 10-K for the period through March 3, 2006 is that of NTL Holdings Inc., which is now known as Virgin Media Holdings Inc. For the period since March 3, 2006 our information reflects the reverse acquisition of Telewest.

On July 4, 2006, we expanded our product portfolio to include mobile telephony services with the acquisition of Virgin Mobile Holdings (U.K.) Limited, or Virgin Mobile, through a U.K. Scheme of Arrangement. In connection with the acquisition of Virgin Mobile we also entered into a license agreement with Virgin Enterprises Limited under which we are licensed to use certain Virgin trademarks within the U.K. and Ireland. We subsequently rebranded our consumer and a large part of our former content businesses under the name “Virgin Media” in 2007. We also changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the corporate names of certain of our subsidiaries, including:

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

(1)	Virgin Media Inc. indirectly owns other non-material subsidiaries, which are not included in this chart.
(2)	Issuer of our convertible senior notes.
(3)	The entities which we refer to as the intermediate holding companies are Virgin Media Group LLP, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited.
(4)	Issuer of our unsecured senior notes.
(5)	Virgin Media Investment Holdings Limited is the top company in the restrictive group under our senior credit facility. Substantially all of the assets of Virgin Media Investment Holdings Limited and its subsidiaries secure our senior credit facility and senior secured notes.
(6)	Issuer of our senior secured notes.
(7)	Virgin Media Limited is one of our principal operating companies, although significant portions of our operations are conducted through its subsidiaries.

On October 1, 2009, our common stock was admitted to the Official List of the Financial Services Authority and commenced secondary trading on the main market of the London Stock Exchange under the ticker symbol “VMED.” We did not issue any new common shares in connection with our London listing. The primary listing for the shares of our common stock is the NASDAQ Global Select Market.

Corporate Governance Statement

We are committed to maintaining high standards of corporate governance and comply with the corporate governance regime of the U.S. State of Delaware and the applicable rules of the NASDAQ Global Select Market, the London Stock Exchange and the SEC. Information relating to our board, committees, corporate governance codes and practices are available on our website at www.virginmedia.com/investors under the heading “Corporate Governance.”

PART I

ITEM 1. BUSINESS

Overview

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We own and operate cable networks that pass approximately 13 million homes in the U.K. and provided service to approximately 4.8 million customers on our cable network as of December 31, 2010. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital video subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced television on-demand services available in the U.K. market. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephone service to 1.9 million prepay mobile customers and approximately 1.2 million contract mobile customers over third party networks. As of December 31, 2010, approximately 63.0% of residential customers on our cable network were “triple-play” customers, receiving broadband internet, television and fixed line telephone services from us, and approximately 11.8% were “quad-play” customers.

In addition, we provide a complete portfolio of voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also have an interest in the UKTV television channels through our joint ventures with BBC Worldwide.

Disposals

On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, and Kestrel Broadcasting Limited (a wholly-owned subsidiary of BSkyB), of our television channel business known as Virgin Media Television, or Virgin Media TV. Virgin Media TV’s operations comprised Virgin Media Television Limited and Virgin Media Television Rights Limited and several channel businesses, which have been treated in the consolidated financial statements as discontinued operations. On the same day, we entered into new long term carriage agreements with BSkyB, pursuant to which some of BSkyB’s basic channels, the newly acquired Virgin Media TV channels and BSkyB’s sports and movie channels in standard definition will continue to be distributed on our cable television service. The carriage agreements also provide for the distribution of BSkyB’s basic channels in high definition and a selection of premium sport and movie channels in high definition on our cable television service. Our internal reporting structure and the related financial information used by management and the chief operating decision maker reflect changes we have made after the announcement of the sale of Virgin Media TV. Following this announcement, we have two reporting segments, Consumer and Business, as described below:

•

Consumer (84.6% of our 2010 revenue): Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided through Virgin Mobile.

•

Business (15.4% of our 2010 revenue): Our Business segment includes the voice and data telecommunication and internet solutions services we provide through Virgin Media Business to businesses, public sector organizations and service providers.

For financial and other information on our segments, refer to note 18 to the consolidated financial statements of Virgin Media Inc. included elsewhere in this annual report.

Launch of TiVo

In December 2010, we launched TiVo set-top boxes (with associated software, including middleware), following a strategic partnership with TiVo Inc., or TiVo, in 2009 to develop a next generation set-top box which provides converged television and broadband internet capabilities. Under the agreement with TiVo, TiVo will become the exclusive provider of user interface software for our next generation set-top boxes and we will become the exclusive distributor of TiVo services and technology in the U.K. This is a “next generation” entertainment set-top box which brings together television, on-demand and web services through a single set-top box and unique content discovery and personalization tools. The Virgin Media TV powered by TiVo service is being rolled out to customers during 2011.

Financing

On January 19, 2010, we issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes. The notes were issued by our wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.5% senior secured notes due 2018 and £875 million of 7.0% senior secured notes due 2018. The net proceeds from the issuance of these senior secured notes were used to prepay a portion of the outstanding loans under our old senior credit facility. The senior secured notes rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security as granted in favor of our senior credit facility.

On March 16, 2010, we entered into a senior credit facility with lenders under which the lenders agreed to make available to certain subsidiaries of the Company a term loan A facility, or Tranche A, and a revolving credit facility, or the RCF. On April 12, 2010, a term loan B facility, or Tranche B, was added to the senior credit facility by way of an accession deed between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch. Tranche B has been syndicated to a group of lenders. On April 19, 2010, we drew down an aggregate principal amount of £1,675 million under the senior credit facility and applied the proceeds towards the repayment in full of all amounts outstanding under our old senior credit facility dated March 3, 2006 (as amended and restated from time to time) as at the draw down date. On February 15, 2011, we further amended our senior credit facility to increase operational flexibility.

For more information about our Senior Secured Notes and Senior Facilities Agreement, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Senior Secured Notes.”

Capital Structure Optimization

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions and the conversion hedges described below. On the same date, we launched a $194 million (or £122.5 million) accelerated stock repurchase program as part of our capital structure optimization plan. This accelerated stock repurchase program was completed on August 27, 2010.

On October 27, 2010, we executed conversion hedges with several hedge counterparties relating to our $1.0 billion aggregate principal amount of 6.50% convertible senior notes due 2016, issued pursuant to an indenture dated as of April 16, 2008. These transactions relate to 90% of the aggregate principal amount of the convertible senior notes and are intended to offset a portion of the dilutive effects that would potentially be associated with conversion of the convertible senior notes at maturity, by raising the stock price at which we could incur economic dilution from $19.22 per share, the initial conversion price of the convertible senior notes, to $35.00 per share.

During the year ended December 31, 2010, we repurchased approximately 9.3 million shares of common stock, at an average purchase price per share of $20.78 through the accelerated stock repurchase program mentioned above for an aggregate purchase price of $194 million (or £122.5 million), and 2.3 million shares of common stock, at an average purchase price per share of $26.82 through an open market repurchase program for an aggregate purchase price of $61.7 million (or £39.0 million). The shares of common stock acquired in connection with these programs have been cancelled. The remaining amount authorized under this plan is £213.5 million (or $333.0 million based on the exchange rate at December 31, 2010).

Strategic Objectives

Our strategic objectives in 2011 revolve around exploiting our superior network infrastructure to offer differentiated products and services while retaining strong cost control and financial discipline. We will also be placing more emphasis on cross-selling mobile services to our cable customers and seeking to grow our Business segment revenues through a focus on managed data services.

Available Information and Website

Our principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and our telephone number is (212) 906-8447. Our U.K. headquarters are located outside of London, England in Hook, Hampshire. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the SEC’s website at www.sec.gov and on our website at www.virginmedia.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The investor relations section of our website can be accessed by going to www.virginmedia.com/about and then clicking on “Investors Information”. Our press releases which provide notice of upcoming presentations including the relevant dial-in-details where applicable are also provided on our website. The information on our website is not incorporated into our SEC filings.

Our Business

Our Cable Network Advantage

Our network infrastructure includes hybrid fiber coax, or HFC, with optical fiber deployed to street cabinets, and a twinned cable, consisting of both high-capacity coaxial cable and twisted copper-pair elements. This extends from the street cabinet to the customer’s home within reach of our access network by direct connection to our cable network, allowing us to deliver high-speed broadband internet services without degradation over distance. We believe that this deployment of coaxial cable directly to the home closer to the end user, or deep fiber access, provides us with several competitive advantages in the areas served by our network. For instance, our cable network allows us to concurrently deliver downstream broadband services, together with real-time television and video-on-demand content, or VOD, at higher speeds and with less data loss than comparable services of other providers. Our competitors are reliant on the access infrastructure of the former state incumbent, BT Group plc, or BT, which typically relies on copper-pair technology from the local exchange to the customer’s home, which delivers an average of 4Mb. BT is upgrading its infrastructure to provide data services capable of higher speeds, using fiber- to-the cabinet technology, but service providers using BT’s existing network are, and may remain, subject to capacity limits which can affect data download speeds. Our cable network also offers benefits over the infrastructure of satellite service providers, which are unable to offer interactive services in the absence of a fixed line telephone connection, using third party access infrastructure. By contrast, our cable infrastructure allows us to provide “triple-play” bundled services of broadband internet, television and fixed line telephony services to residential customers in areas served by our network, without relying on a third-party service provider or network. See “—Our Network” below for more detailed information relating to our network.

Furthermore, our network capacity is dimensioned to support peak consumer demand. Consequently, in serving the business market, many aspects of the network can be leveraged at very low incremental cost given that business demand peaks (and at lower levels than any consumer demand) at a time when consumer demand is low. As such, Virgin Media enjoys economies of scope not realized by competitors who serve either consumer or business segments but not both.

Consumer Segment

Cable Products and Services

We provide cable broadband internet, television and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Our cable services are distributed via our wholly owned, local access cable network. Our cable network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. We offer our customers a choice of several packages and tariffs within each of our cable product categories. Our bundled packaging and pricing are designed to encourage our customers to purchase multiple services across our product portfolio by offering discounts to customers who subscribe to two or more of our products. The types and number of services that each customer uses, and the prices we charge for these services, drive our revenue. For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. As of December 31, 2010, 86% of our cable customers received multiple services from us and 63% were “triple-play” customers, receiving broadband internet, television and fixed line telephone services from us.

Broadband Internet

We deliver high-speed broadband internet services to customers on our cable network. As of December 31, 2010, we provided cable broadband services to over 4 million subscribers. We continue to lead the UK market for high-speed broadband, having introduced both 50 Mb and DOCSIS 3.0 rollouts in 2009. In December 2010, the average speed experienced by customers on all tiers was above 90% of headline speed, and we commenced an upgrade program to increase upstream speeds to a minimum of 10% of download speeds.

In December 2010, we launched download speeds of 100 Mb in limited areas, thus offering four tiers of high-speed broadband service at download speeds of up to 10 Mb, 20 Mb, 50 Mb and 100 Mb. Our customers within each of these tiers also benefit from unlimited downloads, subject to our fair usage and traffic management policies, and advanced security software, including anti-virus and anti-spyware protection. Our customers also benefit from our online data storage service, which allows our top tier subscribers to back-up, store and share specified amounts of data and photographs online for no additional charge.

We operate a web portal, virginmedia.com, which offers a broad range of content, such as music, games, movies and television programming. We also offer an online gaming channel. In January 2010, we also launched a music channel offering streaming video content. Our customers are also able to access their email accounts and customer care information through our website. We generate revenue from our website, primarily from third-party advertising and search engines. We also use the website to cross-promote our product portfolio.

Television

We offer a wide range of television services to customers on our cable network. As of December 31, 2010, we provided cable television services to approximately 3.78 million residential subscribers, of which approximately 3.76 million received our digital television, or DTV, service and approximately 19,000 customers received our analog television, or ATV, service.

Our DTV service includes access to over 160 linear television channels, advanced interactive features, and a range of premium subscription-based and pay-per-view services. From June 2009, our subscription-based premium television services have been provided by our Luxembourg subsidiary, Future Entertainment Sarl, trading as Virgin Media Entertainment. We offer a free-to-air digital television service, or Free TV, to certain customers on our cable platform. Our Free TV service provides access to approximately 45 linear channels and radio services such as Dave, E4, Yesterday, Sky 3 and Five USA. In addition to our linear television services, which allow our customers to view television programming at a scheduled time, our DTV and Free TV customers also have access to certain digital interactive services, including one of the most comprehensive VOD services in the U.K. See “Virgin TV On Demand” below. We also provide ATV services to customers in limited geographic areas.

Our cable network enables us to deliver a broad range of digital interactive services, including games, news, entertainment and information services, from an on-screen menu. We also offer interactive “red button” applications from the BBC and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services, including multiple broadcasts. For example, in a Wimbledon tennis broadcast, a customer can press the red button and choose which match to watch.

Virgin TV On Demand

Our VOD service, Virgin TV On Demand, provides our customers with instant access to a wide selection of premium movies, television programs and series, music videos and other on-demand content. Programs begin instantly, without the need for buffering, while the service also offers features such as freeze-frame, fast-forward and rewind, which allow our customers increased control over the content and timing of their television viewing. Additionally, our cable network enables us to provide VOD content to our customers with no concurrent degradation of their broadband speed. As of December 31, 2010, we had over 4,500 hours of on-demand content. In 2010, our VOD usage increased to 87 million average monthly views in the fourth quarter, up from 68 million average monthly views in the first quarter. We believe that customers who use our VOD service are less likely to churn.

The primary types of content available within Virgin TV On Demand are television programming, movies (on a pay-per-view and subscription basis) and music videos. A selection of content is available free of charge to all of our DTV customers. This is primarily focused within our ‘catch-up’ television service which offers approximately 500 hours of popular broadcast television shows. We also offer BBC iPlayer as part of our on-demand service, which enables viewers to catch-up on over 350 hours of BBC programs and our offering further includes content from ITV plc, or ITV, one of the largest commercial broadcasters in the U.K., including the addition of up to 80 hours of catch-up television per week. We also offer the full suite of terrestrial channel catch-up, including 4oD and Demand Five.

We offer our television customers a subscription VOD package, including up to 2,300 episodes of premium television programming. In addition, there is also a music video service featuring over 3,500 tracks. Our subscription VOD packages are provided free of charge to subscribers to our top tier television package and is available for an additional monthly fee to our other DTV customers. In 2009, we also launched a movies VOD offering with the launch of ‘PictureBox,’ a subscription movie-on-demand service, offering premium movie content in both standard and high definition format. All of our DTV customers also have access to pay-per-transaction content, including approximately 500 movies, while customers with less comprehensive packages can rent our entire library of music videos on a per-title basis. Pay-per-transaction movies are available for 48 hours while music is available for 24 hours after purchase and may be accessed multiple times during that period for a single fixed charge.

High Definition Television

As of December 31, 2010, we offered approximately 250 to 300 hours of HD content on Virgin TV On Demand, including BBC iPlayer, HD films and a range of HD TV programming such as Sky1 HD, SkyLiving HD and BBC One HD. Our HD content is available to our DTV and Free TV customers.

Digital Video Recorders

We offer one of the most advanced digital video recorders, or DVRs, in the U.K. Set-top boxes equipped with DVRs digitally record television programming to a hard disk in real-time, which allows customers to pause or rewind the program at any point during or after broadcast. The Virgin Media DVR, which is called the “V+ Box”, is available to our DTV customer base for a premium monthly rental option or an up-front payment as part of our top tier package. The V+ Box has 160G of hard disk storage space (up to 80 hours of broadcast television), is HD-enabled and has three tuners, allowing viewers to record two programs while watching a third. Our V+ Box customers with an HD-compatible television can also access our HD on-demand content. As of December 31, 2010, we had approximately 1.28 million V+ Box customers, representing approximately 34% of our digital subscribers.

In 2009, we entered into a strategic partnership with TiVo Inc., or TiVo, to develop a next generation set-top box which provides converged television and broadband internet capabilities. Under the agreement, TiVo is the exclusive provider of user interface software for our next generation set-top boxes and we are the exclusive distributor of TiVo services and technology in the U.K. The Virgin Media TiVo service was launched in December 2010, with the simultaneous introduction of the TiVo HD/3D set-top box which provides 1 Tb (approximately 500 hours) for personal recordings. This is the “next generation” entertainment set-top box (with associated software, including middleware) which brings together television, VOD and web services through a single set-top box and specialized content discovery and personalization tools. The new TiVo service, combined with the existing VOD service, make available approximately 4,600 hours of television shows, movies and music videos.

Fixed Line Telephony

We provide local, national and international telephony services to our residential customers on our cable network. We offer a basic line rental service to our cable customers for a fixed monthly fee. In addition to basic line rental, we also offer tiered bundles of features and services, including calling plans that enable customers to make unlimited national landline calls during specified periods, for an incremental fixed monthly fee. Our customers may also subscribe to additional services such as call waiting, call blocking, call forwarding, three-way calling, advanced voicemail and caller line identification services for an additional fee. As of December 31, 2010, we provided cable telephony services to approximately 4.2 million residential subscribers.

Mobile Products and Services

We provide mobile telephony services through Virgin Mobile, a leading mobile virtual network operator in the U.K. As a mobile virtual network operator, or MVNO, Virgin Mobile provides mobile telephony services to its customers over cellular networks owned by third parties. Our customer base comprises both pre-pay customers, who top up their accounts prior to using the services and have no minimum contracted term, and, increasingly, contract customers, who subscribe to our services for periods ranging from a minimum of 30 days up to 24 months. As of December 31, 2010, we had approximately 3.1 million mobile telephony customers, of which approximately 1.2 million were contract customers.

We offer a broad range of mobile communications products and services, including mobile voice services and data services, such as SMS, picture messaging, games, news and music services. We also offer a broad range of handsets, including Blackberry, Android and Windows 7 based smartphones, and mobile broadband services which complement our fixed broadband offering. Our services are delivered over 2G, 2.5G, 3G and 3.5G platforms provided by our network partner, Everything Everywhere.

In 2010, we continued to focus on increasing our proportion of higher value contract customers, improving access to content via our mobile platform, expanding our range of higher value mobile handsets and cross-selling into homes already connected to our cable network. We continued to promote the use of our mobile platform to view internet and television content by introducing features such as easier access to social networking applications via the mobile handset.

Non-cable Products and Services

We also provide broadband and telephone services to residential customers outside of our cable network, or non-cable customers, over third-party telecommunications networks. Our non-cable broadband internet services are provided via BT’s local access network and unbundled BT exchanges from Cable & Wireless plc, or C&W. We offer various price and feature packages, including broadband service of up to 20 Mb. As of December 31, 2010, we had approximately 276,700 non-cable broadband subscribers. We also provide fixed line telephone service to non-cable customers via BT’s local access network. As of December 31, 2010, we provided non-cable fixed line telephone service to approximately 169,600 subscribers.

Marketing and Sales

Our consumer strategy focuses primarily on marketing bundled offerings of products and services across our “quad-play” portfolio to existing and potential customers. We are in particular focusing on our cable customers, most of whom are not yet mobile telephone customers. Our bundling strategy provides our customers with discounts from the price of buying our services separately and the convenience of a single bill for “triple-play” packages. We believe that customers who subscribe to multiple services from us are less likely to churn. We also actively pursue opportunities to cross-sell complementary services across our product range and up-sell higher value services to our existing customers.

We offer our consumer products and services through a broad range of retail channels, including via telesales, customer care centers, online and points of sale. We also engage in direct marketing initiatives through a dedicated national sales force of approximately 300 representatives, as well as comprehensive national and regional mass media advertising initiatives. In 2010, we significantly expanded our portfolio of own brand stores with the opening of 20 Virgin Media branded retail stores and the introduction of 14 Virgin Media branded shopping center kiosks. Our own brand stores and kiosks offer a complete range of our consumer products and services and, on average, more than half of customers that subscribed to our services at one of our own brand stores during 2010 subscribed to one of our triple-play or quad-play product bundles. As of December 31, 2010, we had in aggregate 78 own brand stores and 36 kiosks.

In February 2010, we announced our agreement with a leading electronics retailer, Best Buy, to showcase and sell Virgin Media products in their stores in the U.K. We also offer our mobile telephony products through approximately 4,300 third party sales outlets in the U.K., including approximately 1,300 specialist outlets of our distribution partners, such as Carphone Warehouse and Phones 4U. In addition, we offer SIM-only products and mobile airtime vouchers through independent retailers across the U.K.

Customer Service

We believe that effective customer service contributes to customer satisfaction, which results in reduced churn and improved acquisition rates of new customers. As of December 31, 2010, we employed approximately 1,800 staff for our cable and non-cable call centers, and approximately 600 staff for our mobile telephony call centers, in the U.K. We also use outsourced consumer call centers in the U.K., India and South Africa.

Business Segment

Our Business segment, managed through Virgin Media Business (formerly ntl:Telewest Business), offers a broad portfolio of voice, data and internet solutions to commercial customers in the U.K., ranging from analog telephony to managed data networks and applications. Our network advantage allows us to connect over 85% of U.K. businesses maintaining a competitive cost base. We can also connect the remaining 15% of premises using our wholesale partnerships at a cost similar to other top competitors. Our Business segment peak usage occurs at different times of the day from our Consumer segment peak usage, which allows better use of our network. Through Virgin Media Business, we provide services to approximately 60,000 U.K. businesses and almost 250 local councils. We also supply communications services to around three quarters of the U.K.’s health and emergency services providers and nearly one half of U.K. police forces.

Products and Services

Voice

We offer a comprehensive range of voice products, from analog and digital services to converged internet protocol, or IP, telephony solutions. Our business voice solutions include basic features, such as call divert and voicemail, as well as innovative products such as Centrex, which provides switchboard-like capability that is managed from our telephone exchange, offering our customers a cost-effective, scalable alternative to a premise-based system. These mature services continue to be offered in parallel with a next generation of converged services, allowing customers to migrate to new technologies gradually.

Data and Internet Services

Converged Solutions

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

Ethernet

As a market leader in Ethernet solutions in the U.K., the Virgin Media Business Ethernet network has approximately 330 Ethernet nodes and is capable of carrying a variety of services and high bandwidth applications simultaneously. We have been delivering Ethernet services for over 10 years and have achieved both Metro Ethernet Forum, or MEF 9 and MEF 14 accreditation (becoming the first service provider in the world to renew this accreditation), ensuring our Ethernet product portfolio can support stringent real-time communications applications, including voice over IP, or VOIP, and HD-quality videoconferencing. We offer a range of products from local area network extensions to managed wide area Ethernet networks, providing our customers with high bandwidth and flexible solutions, including market-leading point to multi-point services.

Applications and Services

As an overlay to network products, we also offer applications, such as IP CCTV and video-conferencing, and managed services, such as information security services, designed to increase flexibility and reduce costs to our customers.

Marketing, Sales and Customer Service

Our marketing, sales and customer service initiatives are structured around the differentiated needs of our retail and wholesale customers. Our retail customer base comprises private and public sector organizations, while our wholesale customers include primarily mobile and fixed-line service providers, systems integrators, or SIs, and internet service providers, or ISPs.

Retail Customers

Private Sector

Our private sector retail services focus on the telecommunications needs of small businesses to large, national corporations. Centralized telephone account managers serve small organizations (with 50 to 99 employees), while regionally-located account, service and project management teams, supported by pre-sales technical consultants, provide service to medium and large U.K. businesses (with over 100 employees). We believe that our local presence and the resulting level of service we provide is a key differentiator in this mid-market segment, and that the benefits of this strategy are reflected in the long term relationships held with many of our private sector customers.

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

Joint Venture

Virgin Media owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide. UKTV operates ten television channels including G.O.L.D. Yesterday, Eden, Alibi, Blighty, Good Food and Dave, as well as associated multiplexed channels.

Our Network

We deliver high-speed voice and data services over our HFC network using Data Over Cable Service Interface Specification 3.0, or DOCSIS 3.0. Our deep fiber access network enables us to transmit data by means of fiber optic cable from origination points known as “headends” and “hubs” to a group of distribution “nodes.” The connection into each home from the fiber access network comprises two components combined into a single drop cable. First, to provide television services and high-speed broadband internet access, we use high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on-demand TV services as well as high-speed broadband services. We currently offer download speeds of up to 50 Mb and, in some areas already, up to 100 Mb via coaxial cable and have trials underway with respect to download speeds of up to 200 Mb. Second, we use short length twisted copper-pair to connect fixed line telephony services to our fiber access network. Our relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest Very High Speed Digital Subscriber Line 2, or VDSL2, broadband technologies, enabling speeds of up to 50 Mb downstream and 10 Mb upstream. As a result of the extensive use of fiber in our access networks, we are also able to provide high-speed Ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks.

We believe that our deep fiber access network has enabled us to take a leading position in the roll-out of next generation broadband access technologies in the U.K. In 2009, we completed significant upgrades to our network, including the network-wide roll-out of the latest DOCSIS 3.0 technology, which significantly increased upstream and downstream transmission speeds across our network. We also invested in extending our network and upgrading from analogue to digital in select urban areas where a significant level of traffic is anticipated. In 2010, we upgraded or extended our network to provide triple play cable capability to over 100,000 additional homes. As of December 31, 2010, approximately 97% of the homes served by our cable network could receive all our broadband, digital television and fixed line telephone services.

We also employ a variety of alternative methods to connect to our national telecommunications network over the “last mile” to the premises of customers located beyond the reach of our cable network, including by leasing circuits and DSL connections on the local networks of other service providers.

Our mobile communication services are provided over cellular networks owned by third parties. Our main mobile network provider is Everything Everywhere. We also use networks owned by other partners to provide some ancillary services. Everything Everywhere currently operates 2G, 2.5G, 3G and 3.5G networks in the U.K.

Information Technology

The operation and support of our information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. We are also continuing to decommission or consolidate a number of diverse software applications and hardware platforms in order to reduce our dependency on high cost external support and management services. In 2010, we also completed the in-sourcing of services from two of our outsourced providers, as part of our plan to consolidate systems and move to a strategic sourcing model with a small number of key partners.

Competition

Consumer Segment

We face intense competition from a variety of entertainment and communications service providers, which offer comparable broadband internet, television, fixed line telephony and mobile telephony services. In addition, technological advances and product innovations have increased, and will likely continue to increase, the number of alternatives available to our customers from other providers and intensify the competitive environment. See “Risk Factors—We operate in highly competitive markets.” However, we believe that we have a competitive advantage in the U.K. residential market due to the superior technical capabilities of our cable network over the network of the incumbent BT, which many of our competitors rely on to provide their services. We also face intense competition in the mobile telephony market, primarily driven by increased pricing pressure from both established and new service providers, evolving customer needs and technological developments.

We offer most of our products on a stand-alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. We offer broadband internet, fixed line telephony and mobile telephony and data services throughout the U.K., and currently offer television services exclusively in areas served by our cable network. Key recent developments among our primary competitors include:

•

BT Group plc. BT offers fixed line telephony, broadband and IP- based television services. In 2009, BT commenced roll-out of fiber-based broadband, with coverage reaching four million homes by the end of 2010, and in aggregate intended to reach up to 10 million homes by 2012. It is intended to deliver a range of services using a mixture of fiber-to-the-premise or fiber-to- the-cabinet technology, to approximately 2.5 million homes and 7.5 million homes, respectively. During 2010, BT announced its intention to extend its fiber roll out to reach around two-thirds of U.K. homes by 2015, with total spend reaching £2.5bn. During the year BT Retail launched competitively priced fiber-based broadband under the brand BT Infinity. In the summer of 2010, BT offered for the first time Sky Sports 1 and 2 on its IP pay television service, BT Vision. Throughout the year we also saw BT adopt a strategy of discounting its bundled packages of fixed-line, broadband and TV.

•

British Sky Broadcasting Group plc. BSkyB, an established competitor in the pay television market, offers discounted triple- play bundles of broadband, television and fixed line telephone services. In 2010, BSkyB focused its marketing campaigns heavily on the benefits of HD television and, from the start of the year, its HD DVR was provided as standard with its basic television package to all new customers. Towards the end of 2010, BSkyB started the roll out of its VOD service called Sky Anytime+, which is available to customers with a HD box and Sky broadband subscription. On October 1, 2010 BSkyB launched the U.K.’s first three-dimensional, or 3D, television channel.

•

TalkTalk Telecom Group PLC. The Talk Talk group was created following a demerger from Carphone Warehouse in March 2010. In the first quarter of 2010, the Tiscali brand, which it acquired in July 2009, was rebranded to TalkTalk. During 2010, TalkTalk continued to pursue an aggressive pricing policy for its fixed telephone line and broadband bundle. In the final quarter of 2010, TalkTalk launched both mobile and mobile broadband services following a MVNO agreement with Vodafone.

•

Everything Everywhere. In 2010, France Telecom and Deutsche Telekom merged Orange U.K. and T-Mobile U.K. as a 50/50 joint venture, incorporating Orange’s mobile telephony, mobile broadband, fixed line telephony and broadband services and T-Mobile’s mobile telephony and mobile broadband services. The joint venture has subsequently been rebranded as Everything Everywhere and is the largest mobile provider in the U.K. In July 2010, Everything Everywhere Limited, or Everything Everywhere, became the name of the company that runs Orange and T-Mobile in the U.K.

•

O2. O2 offers mobile telephony, mobile broadband, fixed line telephony and broadband services. In 2010, O2 focused its mobile offering around smartphones, attractively priced SIM-only tariffs and its customer loyalty program. O2 also continued its aggressive pricing strategy on its home broadband packages and entered the fixed line telephony market in May 2010.

Broadband Internet

We have a number of significant competitors in the market for broadband internet services including BT, which provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service, and companies such as BSkyB, TalkTalk and O2, which are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs charged by BT by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement and requires a large customer base to deliver a return on investment. Competitors may use new alternative access technology such as fiber to the cabinet, which provides subscribers with significantly faster download speeds when compared to traditional ADSL2+ connections.

In addition to the increasing competition and pricing pressure in the broadband market arising from LLU, mobile broadband and technological developments, such as long term evolution, or LTE, and 3G mobile technology, other wireless technologies, such as Wi-Fi and Wi-Max, may subject us to increased competition over time in the provision of broadband services.

Cable Television

Our digital television services compete primarily with those of BSkyB. BSkyB is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to both standard definition and HD versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is therefore both our principal competitor in the pay television market, and an important supplier of basic and premium television content to us.

Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include traditional public service broadcasting channels as well as BBC 1 HD, BBC HD, ITV1 HD and Channel 4 HD. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. Freeview also offers a range of DVRs under the brand “Freeview+”. Residential customers may also supplement Freeview DTT offerings by subscribing to additional content through Top Up TV. Top Up TV is a pay television service offering selected programs, which are typically downloaded to the set-top box overnight, for a fixed fee to subscribers who receive Freeview and have purchased a Top Up TV DVR.

Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers. In 2008, the BBC launched an initiative known as Project Canvas, to develop technical standards to enable content typically accessed via a computer on the internet to be delivered directly to the television. Project Canvas is intended to provide an open platform, allowing any broadcaster to make its content available via Project Canvas enabled set-top boxes. Participants in the Project Canvas joint venture include ITV, C4, Five, BT and Talk Talk. If Project Canvas is implemented in its current proposed form, in which adoption of a prescribed interface is a condition for competing platforms to use the “Canvas” brand, the availability of a standardized broadband-enabled television platform may result in increased competition for pay television broadcasters. In June 2010, the BBC Trust formally approved the BBC’s participation in the project. In September 2010, YouView was revealed as the brand that will bring the new free-to-air internet-connected TV service to U.K. homes.

BBC and ITV also offer a free-to-air digital satellite alternative to Freeview DTT service, known as Freesat. Freesat offers approximately 90 subscription-free channels, including selected high definition channels such as BBC 1 HD, BBC HD and ITV HD. Freesat channels are delivered to the home through a separately purchased satellite receiver. Freesat also offers a range of DVRs under the brand “Freesat+”.

Residential customers may also access digital television content by means of internet protocol television, or IPTV. BT Vision, a combined DTT and VOD service offered by BT over a DSL broadband connection, is available throughout the U.K. BSkyB also offers a VOD service over a broadband connection, Sky Player TV, which provides live streamed TV and VOD on a subscription basis.

The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via cable, digital satellite, DTT or DSL. However, when ATV transmission is terminated, the DTT signal and network may be strengthened. This will enable DTT to be made available to additional customers’ homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

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

Fixed Line Telephony

We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position as the incumbent. We also compete with other telecommunications companies that provide telephone services directly, through LLU, or indirectly, including TalkTalk, BSkyB, and mobile telephone operators such as O2, Everything Everywhere, Vodafone and 3 UK.

We also compete with mobile telephone networks that offer consumers an alternative to fixed line telephone services. Mobile telephone services also contribute to the competitive price pressure in fixed line telephone services. See also “Risk Factors—Risk Relating to our Business and Industry—Our fixed line telephony business is in decline and not likely to improve”.

In addition, we face competition from companies offering VoIP services using the customer’s existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Everything Everywhere and also the growth in online communication through Facebook and Twitter. These services generally offer free calls between users of the same service, but charge for calls made to fixed line or mobile numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or based on usage.

Mobile Telephony

In the mobile telephony market, we face direct competition from mobile network operators, or MNOs, such as O2, Everything Everywhere, Vodafone and 3 UK, and other MVNOs, such as Tesco Mobile, Lebera, TalkTalk and ASDA. We also compete with fixed line telephone operators and VoIP providers.

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

Seasonality

Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months, mobile customer acquisition and retention costs generally increase in the fourth quarter of each year due to the important Christmas period, and mobile average revenue per unit, or ARPU, generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas period. Our consumer cable churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and students leave their accommodation between academic years.

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

The primary legislation relating to our sector is the U.K. Communications Act 2003, or the Communications Act. The Communications Act regulates all forms of communications technology, whether used for telecommunications or broadcasting, and implements a series of relevant European Union, or EU, directives, as set out below:

•	Directive 2002/21 on a common regulatory framework for electronic communications networks and services;

•	Directive 2002/20 on the authorization of electronic communications networks and services;

•	Directive 2002/19 on access to, and interconnection of, electronic communications networks and associated facilities; and

•	Directive 2002/22 on universal service and users rights relating to electronic communications networks and services.

These directives are supplemented by EU Directive 2002/58, concerning the processing of personal data and the protection of privacy in the electronic communications sector, which was implemented in the U.K. by the Privacy and Electronic Communications Regulations 2003. Collectively, the preceding five EU directives are referred to as the European Framework.

In December 2009, the European Parliament amended the European Framework to provide, amongst other elements, for enhanced consumer and business protection measures and adopted a new directive establishing a body of European Regulators for Electronic Communications to assist in ensuring a consistent application of the European Framework. These reforms are required to be adopted into law in the U.K. by May 2011.

We are also subject to regulation under the U.K. Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation, including the Competition Act and the Enterprise Act. In relation to on-demand programming, we are regulated by the Authority for Television On-Demand, or ATVOD, under a co-regulatory regime with the U.K. Office of Communications, or Ofcom, the U.K. communications regulator established under the Communications Act. The regulatory regime for on-demand programming is derived from the Audiovisual Media Services Directive.

U.K. Regulatory Authorities

The U.K. Office of Communications, or Ofcom, is the key regulatory authority for the communications sector in which we operate. Additionally, the U.K. Office of Fair Trading has jurisdiction with respect to competition matters relating to electronic communications. Ofcom is responsible for furthering the interests of consumers by promoting competition. In particular, Ofcom is responsible for regulating the behavior of providers of electronic communications networks or services that have significant market power, or SMP, in identified markets, which may have a harmful influence on competition and consumers. A provider is deemed to have SMP if it has a position of economic strength affording it the power to act independently of competitors and customers within a given market.

Transposition of the Revised European Framework into U.K. Legislation

The U.K. Government consulted on the manner and form of transposition during late 2010. We expect it to publish its conclusions in March 2011, following which a Statutory Instrument will be laid in Parliament in April, ready for transposition into U.K. legislation by the deadline of March 25, 2011. In the meantime, Ofcom will consult on specific aspects of implementation. We have engaged closely with both the Government and Ofcom on the design of and approach to transposition—in relation, in particular, to network access, infrastructure inventory and standard of appeal aspects. Such engagement has included promotion of our position that mandated access powers or requirements to produce a network inventory must be exercised on an exceptional basis and must be proportionate and objectively justified (such that operators are not subject to undue burdens whereby, for example, the wider deployment of next generation broadband networks is encumbered or disincentivized).

Digital Economy Act

In March 2010, the U.K. Government introduced new legislation in the form of the Digital Economy Act, which includes the following obligations:

•	Obligations on ISPs to notify subscribers whose accounts have been used to access copyright content illicitly, and to provide copyright owners of anonymized reports in relation to the notifications;

•

Obligations on Ofcom to report on the notification regime and other steps taken by copyright owners to address online infringement, and if directed by Government, to assess potential technical measures such as suspension of internet access; and

•

Powers for the U.K. Government to direct regulations which would allow courts to grant site-blocking injunctions, subject to certain criteria being met. Government has however directed Ofcom to assess whether or not this provision of the Act is workable.

The Digital Economy Act also includes new duties of Ofcom to prepare a report on infrastructure within the U.K.

A number of consultations on these duties/obligations have since taken place, and we have been engaging closely with the relevant authorities on the practical implementation of measures contemplated under the Digital Economy Act, in particular with respect to the initial notification obligations on ISPs and Ofcom’s reporting obligations on infrastructure. The provisions of the Digital Economy Act with regard to online copyright infringement have been challenged via judicial review by several large ISPs.

Broadband Expansion

We opposed the previous Government’s attempts to impose a tax on broadband network operators to fund next generation broadband on the basis of the potential for the tax to distort the market and lead to double charging of consumers. We instead suggested that the Government should source funding from outside the broadband market. The current Government decided not to implement a broadband tax and instead has decided to use money from the publicly funded BBC License Fee to drive trials of superfast broadband with the help of public investment. We expect the tender process for these trials to commence in early 2011. We are playing an active role in helping Government and industry to understand how best this money might be spent to maximize the long term value of public investment in broadband networks.

Regulation of Television and Video On Demand Services

We are required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels (including barker channels) which we own or operate and for the provision of certain other services on our cable TV platform, such as electronic program guides. These television licensable content service, or TLCS, licenses are granted and administered by Ofcom. We operate a number of barker channels and administer an electronic program guide and therefore under the licenses, each covered service must comply with a number of Ofcom codes, including the Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

In relation to on-demand programming, ATVOD is the independent co-regulator for the editorial content of U.K. video on demand services that fall within the statutory definition (under the Communications Act) of an “On Demand Programme Service”, or ODPS. As a provider of an ODPS, we have to comply with a number of statutory obligations in relation to the ‘editorial content’ and notify ATVOD of our intention to provide an ODPS. Failure to notify ATVOD or comply with the relevant standards in relation to editorial content may result in the imposition of fines or, ultimately, the prohibition on providing an ODPS.

In March 2007, following receipt of a request from us, in conjunction with other affected operators, Ofcom initiated an investigation into the U.K. pay television market. Our joint submission outlined certain features of the U.K. pay TV market which, we believe, distort effective competition within this market and, in particular, favor the pay TV provider BSkyB. In its final statement on the pay TV market, issued in March 2010, Ofcom found that BSkyB has market power in the wholesale supply of certain premium sports and premium movie channels and acts on that market power to restrict supply and prevent fair and effective competition.

To remedy the concerns around Premium Sports channels, Ofcom imposed a wholesale must offer, or WMO, regime for regulating the terms of supply of Sky Sports 1 and 2 SD and HD. Sky has supplied us with offers for regulated terms of supply for these channels, and we continue to engage with Ofcom to ensure that Sky satisfies its regulatory obligations. We are involved in a number of appeals of the Ofcom decision:

•

We have appealed the Ofcom decision, arguing that the remedy did not go far enough in terms of pricing and scope. BT has taken a similar position. We filed a notice of appeal in May, 2010, a revised notice of appeal in September 2010, and a submission in support of BT’s appeal in September 2010.

•

We are also supporting Ofcom against Sky and the FAPL’s appeals, to ensure that Ofcom’s main findings, around Sky’s market power and incentive to withhold supply, are upheld. We filed a submission in support of Ofcom on December 21, 2010.

Instead of imposing a WMO regime for movies, Ofcom decided in August 2010 to refer the linear and VOD movie markets to the U.K. Competition Commission (CC) for a 2-year market investigation. We have submitted responses to information requests and a Statement of Issues from, and continue to engage with, the Competition Commission.

Ofcom also initiated a review in 2006 of the terms under which operators of DTV platforms in the U.K., such as us, allow access to their platforms for third-party television channels and content providers. However, this review has not progressed beyond its initial stages. We are therefore unable to assess the likely outcome of this review and resulting impact on our activities in this sector at this time.

Regulation of Telecommunications Services

In order to operate in the telecommunications sector, a provider must comply with general conditions imposed by Ofcom. These general conditions cover a broad range of issues, including interconnection standards, number portability, deployment of telephone numbers, access to emergency services, and sales and marketing standards. Any breach of these general conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a Company’s right to provide electronic communications networks and services. Ofcom also undertakes periodic reviews of the various economic markets within the telecommunications sector to establish whether any provider has SMP warranting the imposition of remedies.

Fixed Line Telephony Services

As a fixed network operator we, like all other fixed network operators, including the incumbent, BT, are deemed to have SMP in wholesale call termination on our own network, and are therefore subject to SMP conditions in this market. However, these conditions do not have a significant impact on our ability to compete in the wholesale market.

Broadband Services

Ofcom has recently concluded reviews of the Wholesale Local Access, or WLA, market (physical or passive network access via methods such as LLU and duct access) and Wholesale Broadband Access, or WBA, market (virtual or active network access via methods such as provision of wholesale managed service products). Ofcom concluded that we do not have SMP in these markets, and as such there is no case for regulation as a result of these reviews.

BT continues to have SMP in the WLA market and certain sub-national areas of the WBA market and must therefore provide certain products and services on regulated terms (now including access to its ducts and poles).

Mobile Telephony Services

As a MVNO, we are also subject to specific EU regulation relating to retail prices for roaming services. In June 2007, European Commission Regulation 717/2007, or the Roaming Regulation, introduced limits on certain wholesale and retail tariffs for international mobile voice roaming within the EU and required greater levels of transparency of retail pricing information. As of July 2009, certain amendments to the Roaming Regulation took effect, which expanded the scope to include SMS tariffs and data roaming, further reduced the maximum roaming rates within the EU and required operators to introduce, by March 2010, measures aimed at preventing consumer bill shock relating to data roaming charges. The Roaming Regulation, which will expire in 2012, is subject to review in 2011 and the European Commission has commenced this review with a consultation.

Mobile termination charges of MNOs are regulated by Ofcom under SMP conditions imposed in respect of the mobile call termination market. One of these SMP conditions requires the MNOs to comply with a price control which requires them to reduce their mobile termination charges over time. Under our MVNO agreement with Everything Everywhere, these changes in mobile termination charges are passed on to Virgin Mobile. Ofcom is currently consulting on the charges for mobile termination which will apply in the period between April 2011 and 2015.

Corporate Responsibility and Sustainability

We continue to seek to embed the principle of corporate responsibility in the way we grow our business. For us, that that means managing our impact on society and ensuring that what we leave behind for future generations is sustainable, for people and our planet.

In 2010, we put digital entertainment at the heart of our sustainability strategy. Our key focus has been to use our digital technology to provide people with social benefits, for example, via our Virgin Media Pioneers Programme.

We have also prioritised three other objectives: becoming a low carbon, low waste business; creating a diverse and inclusive workplace; and working with our suppliers to meet our sustainability challenges. Targets for improved performance have been set across each of these objectives.

We communicate our progress through digital entertainment. Our new Sustainability website shows how our sustainability story is evolving, as it happens, through HD video, news stories and social media. For further information visit www.virginmedia.com/sustainability.

Progress of our sustainability strategy is monitored by our Corporate Responsibility Committee which convenes quarterly and which is chaired by our chief executive officer and comprised of members of our senior management.

Research and Development

Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own or have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the exclusive right to use the “Virgin” name and logo under licenses from Virgin Enterprises Limited in connection with our corporate activities and the activities of our consumer and business operations. These licenses, which expire in April 2036, are exclusive to us within the U.K. and Ireland, and are subject to renewal on terms to be agreed. They entitle us to use the “Virgin” name for the television, broadband internet, fixed line telephone and mobile phone services we provide to our consumer and business customers, and in connection with the sale of certain communications equipment, such as set-top boxes and cable modems.

Our license agreements provide for an annual royalty of 0.25% of certain consumer, business and content revenues, subject to a minimum annual royalty of £8.5 million in relation to our consumer operations, and £1.5 million in relation to our business operations.

As part of the agreement, we have the right to adopt, and have adopted, a Company name for our parent, Virgin Media Inc., over which, together with the name “Virgin Media”, we retain worldwide exclusivity. For our business division, we are licensed to use the name “Virgin Media Business” for the provision of business communications services. We also have the right to use the “Virgin Media Entertainment” name for our premium TV distribution operations in Luxembourg.

Employees

At December 31, 2010, we had approximately 12,400 employees, of whom approximately 11,300 were full time and approximately 1,100 were part-time employees. We also had approximately 1,000 temporary employees. Approximately 15% of our employees are covered by agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. These agreements are terminable by either the relevant union or us with three months’ written notice. Except for these arrangements, no other employees are covered by collective bargaining or recognition agreements. We believe we have good relationships with our employees, CWU and BECTU.

ITEM 1A. RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business and Industry

We operate in highly competitive markets which may lead to a decrease in our ARPU, increased costs, increased customer churn or a reduction in the rate of customer acquisition.

The markets for broadband internet, television, telephony and business services in which we operate are highly competitive. We face significant competition from established and new competitors in each of these markets, and believe that competition will intensify as technology evolves. For example, distribution of entertainment and other information over the internet, as well as through mobile phones and other devices and services such as the proposed YouView platform, continue to increase in popularity. These technological developments are increasing the number of media choices available to subscribers. In addition, continued consolidation within the media industry may permit more competitors to offer “triple-play” bundles of digital television, fixed line telephone and broadband services, or “quad-play” bundles including mobile telephone services. Consolidation by competitors even in some of our markets, such as the Everything Everywhere joint venture between Orange and T-Mobile, can create economies of scale that we do not benefit from. Many of our competitors are part of multi-national groups, and some may have substantially greater financial resources and benefit from greater economies of scale than we do.

In order to compete effectively, we may be required to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. In addition, some of our competitors offer services that we are unable to offer. Any increase in competitive pressures in our markets may lead to a decrease in our ARPU, increased costs, increased customer churn or a reduction in the rate of customer acquisition, which could have an adverse effect on our business, financial condition, results of operations and cash flows. See also “Business—Competition”.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

The broadband internet, television, telephony and business services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), 3D TV, mobile instant messaging (including both SMS and BBS), wireless fidelity, or WiFi, the extension of local WiFi networks across greater distances, or WiMax, LTE, internet protocol television, or the emergence of new technologies, may result in our core offerings becoming less competitive or render our existing products and services obsolete. We may not be able to develop new products and services at the same rate as our competitors (or at all) or keep up with trends in the technology market as well as our competitors (or at all) which could lead to a decrease in our ARPU, increased costs, increased customer churn or a reduction in the rate of customer acquisition, which could have an adverse effect on our business, financial condition, results of operations and cash flows. See also “Business—Competition”.

The cost of implementing emerging and new technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing. Similarly, the deployment of new technologies in the spectrum frequencies in which we operate could have a material adverse effect on the existing services offered by us, with a consequential material adverse effect on our businesses.

Our fixed line telephony business is in decline and not likely to improve.

Demand for fixed line telephony is in decline, with the rate of decline in lines used by business nearly twice as high as that in the residential fixed telephony market. There is a trend for businesses to replace fixed line telephony with voice-over-internet-protocol, or VoIP, telephony, while residential customers are tending to migrate from fixed line to mobile telephony. However, there is no assurance that our fixed line customers will migrate to our mobile phones and we may eventually lose our fixed line customers to other providers of mobile telephone services. Such a migration could have a material adverse effect on our ARPU, results of operations and financial condition.

If we do not maintain and upgrade our networks in a cost-effective and timely manner, we could lose customers.

Maintaining an uninterrupted and high-quality service over our network infrastructure is critical to our ability to attract and retain customers, including business customers. Providing a competitive service level will depend in part on our ability to maintain and upgrade our networks in a cost-effective and timely manner. The maintenance and upgrade of our networks will depend upon, among other things, our ability to:

•	modify network infrastructure for new products and services, including faster broadband speeds;

•	install and maintain cable and equipment; and

•	finance maintenance and upgrades.

Our covenants in our senior credit facility effectively restrict our use of cash. If these covenants affect our ability to replace network assets at the end of their useful lives or if there is any reduction in our ability to perform necessary maintenance on network assets, our networks may have an increased failure rate. This in turn could lead to increased customer churn which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We rely on the integrity of our technology to ensure that our services are provided only to identifiable paying customers. During the course of 2009 and 2010, we upgraded the conditional access system which we use to encrypt pay television to our customers. However, increasingly sophisticated means of illicit piracy of television services are continually being developed, including in response to evolving technologies. Billing and revenue generation for our pay television services rely on the proper functioning of our encryption systems. While we continue to invest in measures to manage unauthorized access to our networks, any such unauthorized access to our cable television service would result in a loss of revenue, and any failure to respond to security breaches could raise concerns under our agreements with content providers, all of which could have a material adverse effect on our business and results of operations.

We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are sometimes tied in to them in a way which could economically disadvantage us.

We rely on third-party vendors to supply us with a significant amount of customer equipment, hardware, software and operational support necessary to operate our network and systems and provide our services. In many cases, we have made substantial investments in the equipment or software of a particular supplier, making it difficult for us in the short term to change supply and maintenance relationships in the event that our initial supplier is unwilling or unable to offer us competitive prices or to provide the equipment, software or support that we require. If our suppliers and contractors seek to charge us prices that are not competitive, the ties we have to them may be such that we may be paying more than we have to for products and services in the short and even medium term.

We also rely upon a number of third-party contractors to construct and maintain our network and to install our equipment in customers’ homes. Quality issues or installation or service delays relating to these contractors could result in liability, reputational harm or contribute to customer dissatisfaction, which could result in additional churn or discourage potential new customers.

We are also exposed to risks associated with the potential financial instability of our suppliers, some of whom have been adversely affected by the global economic downturn. If our suppliers were to discontinue certain products, were unable to provide equipment to meet our specifications or interrupt the provision of equipment or services to us, whether as a result of bankruptcy or otherwise, our business and profitability could be materially adversely affected.

Our marketing depends in significant part on the “Virgin” name and logo, but we do not own these.

We do not own the “Virgin” name and logo. We use the “Virgin” name and logo in connection with our corporate activities and the activities of our consumer and business operations under a 30-year license agreement with Virgin Enterprises Limited. The license agreement expires in April 2036, and we are obligated to pay a termination payment if the license is terminated early under certain circumstances. The license also requires us to meet certain customer service level requirements which may be difficult to achieve, particularly during periods of growth and change when such service levels may be adversely affected. If we fail to meet our obligations under the license agreement, this could lead to a termination of the license. If we lose the right to use the Virgin brand, we would need to rebrand the affected areas of our business, which could result in increased expenditures and increased customer churn which in turn could have a material adverse effect on our business and results of operations.

The “Virgin” brand is not under our control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards us as a licensee.

The “Virgin” brand is integral to our corporate identity. We are substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on our business. Similarly, any negative publicity generated by or associated with the Virgin Group or any other licensee of the “Virgin” name and logo could have a material adverse effect on our business and results of operations.

Our operating performance will depend, in part, on our ability to control customer churn.

Customer churn is a measure of customers who stop using our services and controlling churn is a key element of our operational performance. Our customer churn may increase as a result of:

•	customers moving to areas where we cannot offer our superfast broadband and/or digital television, or DTV, services;

•	the availability of competing services, some of which may, from time to time, be less expensive or technologically superior to those offered by us or offer content that we do not offer;

•	interruptions to the delivery of services to customers over our network and poor fault management;

•	a general reduction in the quality of our customer service; or

•	a general deterioration in economic conditions that could lead to customers being unable or unwilling to pay for our services.

An increase in customer churn can lead to slower customer growth and a reduction in revenue which could have a material adverse effect on our business, results of operations and cash flows.

Our inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially have a material adverse effect on the number of customers or reduce margins.

For the provision of television programs and channels distributed via our cable network, we enter into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on demand television. We have historically obtained a significant amount of our premium programming and some of our basic programming and pay per view sporting events from BSkyB, one of our main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movies channels, which are the most popular premium subscription sports and film channels, respectively, available in the U.K.

Ofcom conducted an investigation into the pay TV market and, in its Pay TV Statement of March 31, 2010, imposed new license conditions on BSkyB that provide for a must offer obligation on Sky and that regulate, or set a fair, reasonable and non-discriminatory, or FRND requirement for, the price and terms of supply of certain Sky’s Sports Channels. While BSkyB (and others) have appealed the fact of the imposition of the license conditions, we (and others) have appealed that the intervention did not go far enough and we are seeking to overturn it. See “Our Business—Regulatory Matters—Regulation of Television Services.”

We now buy BSkyB wholesale premium content on the basis of carriage agreements entered into on June 4, 2010, which provided for the wholesale distribution of BSkyB’s basic channels, and its premium sports and movies channels, on our cable TV service. This agreement provides for security of supply of Sky premium sports and movie channels until June 30, 2013 at which time we will need to negotiate a new commercial agreement pending the decision by Ofcom. However, for standard definition, or SD, we are still exposed to BSkyB changing the ratecard terms of supply on 60 days’ notice, and to wholesale price changes for Sky Sports 1 and 2 which can occur under Ofcom’s price regulation mechanism following changes to BSkyB’s own retail prices. Also, with regards to HD, BSkyB continues to offer the Sky Sports 3 and 4 HD channels exclusively to its digital satellite customers and not to us. Moreover, the launch of Sky Atlantic exclusively to its own retail customers on the satellite platform reflects the ongoing risk of Sky migrating attractive basic content to new channels that it is not contractually obliged to supply to us and then withholding supply or setting uneconomic terms for supply.

Other significant programming suppliers include the BBC, ITV, Channel 4, UKTV, Five, Viacom Inc., ESPN, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost. In addition, any loss of programs could negatively affect the quality and variety of the programming delivered to our customers. In addition, there is the risk that suppliers will become exclusive providers to other platforms, including BSkyB, which reduces our ability to offer the same or similar content to our customers. All of these factors could have a material adverse effect on our business and increase customer churn.

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

Our mobile services may be affected by an economic slowdown as customers reduce their expenditures on mobile phones and usage or consider a return to lower margin prepaid rather than contract accounts. Current cable customers may elect to downgrade their packages or move to other less costly providers. New customers may opt to take out our lower end broadband and TV packages rather than more expensive ones or may opt to become customers of less costly competitors.

We are also exposed to risks associated with the potential financial instability of our customers, suppliers, distributors and other third parties, many of whom may be adversely affected by a general economic downturn. See also “—We rely on third-party suppliers and contractors who may let us and our customers down.” Suppliers may also be more cautious in supplying goods to us and may request additional credit enhancements or more restrictive payment terms. While the impact of an economic slowdown on our business is difficult to predict, it could have a material adverse effect on our revenues and our cash flows.

We may be unable to implement our operational restructuring plan successfully and realize the anticipated benefits, and this could negatively affect our financial performance.

During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. During the second quarter of 2010, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012.The restructuring process could cause an interruption, or loss, of momentum in the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of our ongoing businesses or inconsistencies in our standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses. Additional unanticipated costs may also be incurred. Although we expect that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit expected may not be achieved in the near term, or at all.

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

We are also subject to interest rate risks. As of December 31, 2010, we had interest determined on a variable basis on £1,675 million, or 28%, of our long term debt. An increase in interest rates of 1% would increase unhedged gross interest expense by approximately £16.7 million per year.

We also incur costs in U.S. dollars, euros and South African rand, in the ordinary course of our business, including for customer premise equipment and network maintenance services. Any deterioration in the value of the pound relative to the U.S. dollar, euro or the rand increases the effective cost of purchases made in these currencies as most of these exposures are not hedged.

We rely on third parties to distribute mobile telephony products and procure customers for our services.

Our ability to distribute our mobile telephony products and services depends, to a large extent, on securing and maintaining agreements with a number of third party distributors and increasing our retail presence. These distributors also procure customers for our competitors and, in some cases, for themselves. For example, one of our third-party distributors also sells its own broadband and telephone services. Additionally, certain distributors may also receive incentives to encourage potential customers to subscribe to our competitors’ services rather than our own. Our agreements with third-party distributors generally allow for termination of the relationship by either party, with 30 days’ prior notice. We are also exposed to risks associated with the potential financial instability of third-party distributors, some of whom may be adversely affected by the general economic downturn. While we are currently expanding our portfolio of Virgin Media branded retail outlets, our stores may not perform successfully. Accordingly, if any of our distribution partners were to reduce or cease their operations, due to financial difficulties or otherwise, or if we fail to maintain our key distribution relationships, our results of operations may be materially adversely affected.

There is no assurance that new products we may introduce will achieve full functionality or market acceptance.

Our strategy requires that we roll-out new products and services, such as the continued roll out of broadband download speeds of up to 100 Mb across parts of our network, our current trials of broadband download speeds of up to 200 Mb and upstream speeds of up to 10 Mb in limited geographic areas and our roll out in 2011 of a next generation set-top box and related services with TiVo. We are also increasing the amount of content available via our mobile telephony platform. There is no assurance that any new product or service that we may develop will perform as expected or gain market acceptance, which could have a material adverse effect on our results of operations.

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

We have a U.S. holding company structure in which substantially all of our operations are conducted in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although we do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term, our operations may give rise to U.S. tax on “Subpart F” income generated by our U.K. subsidiaries, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. While we believe that we have substantial U.S. tax basis in some of our U.K. subsidiaries which may be available to avoid or reduce U.S. tax on repatriation of cash from our U.K. subsidiaries, there can be no assurance that the Internal Revenue Service, or IRS, will not seek to challenge the amount of that tax basis or that we will be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law we will seek to minimize our U.S. tax liability as well as our overall worldwide tax liability, we may incur U.S. tax liabilities with respect to repatriation of cash from our U.K. subsidiaries to the United States. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.

We also pay value added tax, or VAT, on our revenue generating activities in the U.K. From time to time, the U.K. tax authorities review the basis upon which we assess our VAT liability with respect to our activities. We are currently engaged in a dispute with the tax authorities over two of these reviews. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Consolidated Results of Operations for the Years Ended December 31, 2010 and 2009—Contingent Losses.”

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we have made acquisitions, dispositions and have entered into other strategic transactions. In connection with such transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, customers and suppliers, incur significant indebtedness, or have to delay or not proceed with announced transactions. These factors could have a material adverse effect on our business and our reputation.

Virgin Mobile relies on Everything Everywhere’s network to carry its communications traffic.

Virgin Mobile relies on its agreement with Everything Everywhere for voice, non-voice and other telecommunications services we provide to our mobile customers, as well as for certain ancillary services such as pre-pay account management. If the agreement with Everything Everywhere is terminated, or if Everything Everywhere fails to deploy and maintain its network, or if Everything Everywhere fails to provide the services as required under our agreement with them, and we are unable to find a replacement network operator on a timely and commercial basis, if at all, we could be prevented from carrying on our mobile business or, if we found a replacement operator, we may be able to carry on our mobile business only on less favorable terms or provide less desirable services. Additionally, any migration of all or some of our customer base to a new operator would be in part dependent on Everything Everywhere and could entail potential technical or commercial risk.

Everything Everywhere is also a customer of our business division. Any disagreements between Everything Everywhere and Virgin Mobile could adversely affect our other relationships with Everything Everywhere which could have a material adverse effect on our business and results of operation.

We depend on our ability to attract and retain key personnel without whom we may not be able to manage our business lines effectively.

We operate in a number of rapidly changing technologically advanced markets that will continue to challenge our business. There is significant competition in attracting and retaining qualified personnel in the telecommunications industry, especially individuals with experience in the cable sector. We believe that the unique combination of skills and experience possessed by our senior management would be difficult to replace and that the loss of our key personnel could have a material adverse effect on us, including the impairment of our ability to execute our business plan. Our future success is likely to depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

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

In accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. On December 31, 2010, we had goodwill and intangible assets of £2,135.9 million. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment charge being required. Any downward revision in the fair value of our goodwill and intangible assets has a material effect on our reported net income.

We have limited capacity on our cable platform.

Our digital television, analog television, broadband internet and VOD services are transmitted through our core and access networks, which have limited capacity. We have plans in place to add additional capacity to our core and access networks. Until these plans are implemented, we are limited in the number of channels that can be transmitted as part of our digital television service and in our carriage of HD channels. Our current capacity limitations may affect our ability to carry new channels as they are developed. Moreover, our digital television offering could become less competitive, which could result in an increase in customer churn and a decrease in revenue.

We may be adversely affected by complaints, litigation and publicity.

We may be adversely affected by complaints and litigation, including from customers, competitors or regulatory authorities, as well as any adverse publicity that we may attract. Any litigation, complaints or adverse publicity could have a material adverse effect on our business, reputation, financial condition and/or operating results.

Our operations, facilities, products and employees are subject to a wide range of health and safety regulations and concerns.

We are subject to certain environmental, health and safety laws and regulations that affect our operations, facilities and products. We believe that it we are in compliance in all material respects with applicable environmental, health and safety laws and regulations related to our operations, facilities, products, employees and business activities and have adequate measures in place to ensure that our affiliates, vendors and contractors comply with all environmental, health and safety laws and regulations. However, in spite of these measures, there is a risk that we may have to incur expenditures to cover environmental and health liabilities to maintain compliance with current or future environmental, health and safety laws and regulations or to undertake any necessary remediation.

Digital video recorders such as the TiVo enabled box could be the subject of future regulation relating to copyright law or evolving industry standards and practices that could adversely impact our business.

DVRs, and in particular the TiVo set-top box with associated software (including middleware), represent a part of our strategy to bring about convergence of our various platforms. In the future, copyright statutes or case law could be changed to adversely impact our business by restricting the ability of consumers to temporally or spatially shift copyrighted materials for their own personal use. Our business could be harmed as a result. In addition, if there is an attempt in the future to require companies in the digital video recorder industry to obtain copyright or other licenses, this could result in costs which are passed along to us and could delay widespread consumer acceptance of our TiVo offering, restrict our use of some television content, increase our costs, and adversely affect our business.

We are subject to significant regulation and changes in U.K. and EU laws, regulations or governmental policy affecting the conduct of our business may have a material adverse effect on our ability to set prices, enter new markets or control our costs.

Our principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators. Regulatory change is an ongoing process in the communications sector at both the U.K. and the EU level. Changes in laws, regulations or governmental policy affecting our activities and those of our competitors could significantly influence how we operate our business and introduce new products and services. For example, regulatory changes relating to our activities and those of our competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, or any change in policy allowing more favorable conditions for other operators, could adversely affect our ability to set prices, enter new markets or control our costs. In particular following the transposition of recent amendments to the European directives into UK law, Ofcom may attempt to use the non-significant market power, or non-SMP, access provisions to require us to make available access to our network to third parties. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services. In addition, our business and the industry in which we operate are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm our reputation and result in increased costs to the business.

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Class actions and other lawsuits have been filed against numerous wireless carriers, seeking not only damages but also remedies that could increase our cost of doing business. We cannot be sure of the outcome of those cases or that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Risks Relating to Our Financial Indebtedness and Structure

We have substantial indebtedness which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

We have a substantial amount of indebtedness. Our consolidated total long term debt, net of £222 million current portion, was £5,798 million as of December 31, 2010.

Our ability to pay principal and interest on or to refinance the outstanding indebtedness depends upon our operating performance, which will be affected by, among other things, general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. Moreover, we may not be able to refinance or redeem such debt on commercially reasonable terms, on terms acceptable to us, or at all.

The level of our indebtedness could have important consequences, including the following:

•

a substantial portion of our cash flow from operations will have to be dedicated to the payment of interest and principal on existing indebtedness, thereby reducing the funds available for other purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

•	our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate, and to technological and other changes may be limited;

•	we may be placed at a competitive disadvantage as compared to our competitors that are not as highly leveraged;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or adverse developments in our business; and

•	we are exposed to risks inherent in interest rate and foreign exchange rate fluctuations.

Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations, which could adversely affect our business and operations.

We may not be able to fund our debt service obligations in the future.

We have significant principal payments due under our senior credit facility that could require a partial or comprehensive refinancing of our remaining senior credit facility, and the possible use of other debt instruments. Our ability to implement such a refinancing successfully would be significantly dependent on stable debt capital markets. In addition, we may not achieve or sustain sufficient cash flow in the future for the payment of principal or interest on our indebtedness when due. Consequently, we may be forced to raise cash or reduce expenses by doing one or more of the following:

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

The covenants under our debt agreements place certain limitations on our ability to finance future operations and how we manage our business.

The agreements that govern our indebtedness contain financial maintenance tests and restrictive covenants that restrict our ability to incur additional debt and limit the discretion of our management over various business matters. For example, the financial maintenance tests include liquidity, coverage and leverage ratios, and the restrictive covenants impact our ability to:

•	pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	enter into sale and leaseback transactions and certain vendor financing arrangements;

•	create liens;

•	enter into agreements that restrict some of our subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•	merge or consolidate or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

We are also required to, among other things, comply with certain financial ratios.

Although these limitations are subject to significant exceptions and qualifications, if we breach any of these covenants, or are unable to comply with the required financial ratios, we may be in default under our debt instruments. A significant portion of our indebtedness may then become immediately due and payable, and we may not have sufficient assets to repay amounts due thereunder.

These restrictions could also materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our best interests. We may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable under our current indebtedness.

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

Risks Relating to Our Common Stock

Conversion of our convertible senior notes will dilute the ownership interest of existing stockholders.

Any issuance by us of our common stock upon conversion of our convertible senior notes will dilute the equity ownership interest of existing stockholders, including holders who have received shares of our common stock upon prior conversion of our convertible senior notes. Because the trading price of our common stock exceeded 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of 2010, holders of the convertible notes may elect to convert their convertible notes during the first quarter of 2011 and in future quarters if this condition is met. If conversions of this nature occur, we may deliver cash, common stock, or a combination of cash and common stock, at our election, to satisfy our obligations. If we elect to issue common stock, the equity ownership interest of existing shareholders would be diluted. Additionally, our convertible senior notes include anti-dilution and “make-whole” premium provisions that, if triggered, would result in an increase in the number of shares of our common stock issuable upon conversion of the convertible senior notes. Conversion of the convertible senior notes in circumstances where these provisions have operated could have a significantly greater dilutive effect.

Sales in the public market of the common stock issued upon conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes may encourage short selling by market participants.

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

The market price of our common stock has been and may continue to be adversely affected by conditions in the global financial markets, and stock prices of highly levered companies, in particular, have been highly volatile. The market price of our common stock could also be subject to wide fluctuations in response to additional factors, many of which are beyond our control. These factors include general economic and market conditions, actual or anticipated variations in our operational results and cash flow, our competitors’ earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, currency and exchange rate fluctuations, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, governmental legislation or regulation and rumors of private equity interest in our Company.

Sales of stock by stockholders in the Company may decrease the price of the common stock.

A number of our stockholders have large holdings of our stock. Sales by any stockholders of a substantial amount of the Company’s common stock may significantly reduce the market price of the common stock of the Company. Moreover, a perception that these stockholders might sell significant amounts of such common stock could depress the trading price of the Company’s common stock for a considerable period. Sales of the Company’s common stock, and the possibility of these sales, could make it more difficult for the Company to sell equity, or equity related securities, in the future at a time, and price, that it considers appropriate.

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

Our stockholder rights plan, some provisions of our certificate of incorporation and our ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of us. We are subject to the Delaware business combinations law that, subject to limited exceptions, prohibits some Delaware corporations from engaging in some business combinations or other transactions with any stockholder who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired that interest. The terms of certain of our existing agreements relating to changes of control may also have the effect of delaying or preventing transactions involving a change of control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease administrative facilities, operational network facilities, and retail facilities throughout the U.K. We lease our U.K. headquarters in Hook, Hampshire and our principal executive offices in New York City. The administrative and operational network facilities are utilized by our consumer and business segments. The retail facilities are utilized by our consumer segment.

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. For instance, the U.K. tax authorities have challenged our Value Added Tax, or VAT, treatment of certain of our activities. Any challenge made could become subject to court proceedings. We currently expect an initial hearing on this matter to take place in late 2011 or early 2012; however, any formal assessment issued by the U.K. tax authorities could require us to make a payment based on the U.K. tax authorities’ interpretation of VAT owed in order to advance our case in court proceedings.

While we do not believe any of the litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 4. [REMOVED & RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for trading in shares of our common stock is the NASDAQ Global Select Market in the United States. Our common stock is also listed in the U.K. on the London Stock Exchange. As of February 18, 2011, there were 113 record holders of our common stock. The following table sets forth the reported high and low price per share of our common stock on the NASDAQ Global Select Market for the periods indicated:

	Price Per Share
	High	Low
2009
First Quarter	$5.49	3.80
Second Quarter	9.35	5.03
Third Quarter	13.92	9.18
Fourth Quarter	17.63	12.90
2010
First Quarter	17.46	14.03
Second Quarter	19.00	14.80
Third Quarter	23.06	16.55
Fourth Quarter	27.58	23.27
2011
First Quarter (through February 18, 2011)	28.27	24.14

Dividends

During the years ended December 31, 2009 and 2010, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1

Future payments of regular quarterly dividends by us are at the discretion of the Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and stock repurchase programs. In addition, the terms of our and our subsidiaries’ existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Share Repurchases

The table below summarizes our repurchases under our Board-authorized capital structure optimization program during 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of shares that May Yet Be Purchased Under the Program (in Pounds Sterling millions)(1)
August 1, 2010 – August 31, 2010	9,334,721	$20.78	9,334,721	252.5
December 2, 2010 – December 8, 2010	2,300,000	$26.82	2,300,000	213.5

Total	11,634,721		11,634,721

(1)	On July 28, 2010, we announced a capital structure optimization program expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. In the fourth quarter of 2010, the repurchases were made through open market transactions.

Stock Performance

The following graph compares the cumulative total return to stockholders of a $100 investment in our common stock for the five-year period from December 31, 2006 through December 31, 2010, with a similar investment in the Standard & Poor’s 500 Stock Index and a Peer Group Index and assumes the reinvestment of dividends. As no published index of comparable companies currently reports values on a dividends reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that are engaged in the telecommunications business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. In addition, the market capitalizations of many of the companies included in the Peer Group Index are different from ours. The common stocks of the following companies have been included in the Peer Group Index: AT&T Inc., British Sky Broadcasting Group plc, BT Group plc, Cablevision Systems Corporation, Carphone Warehouse Group plc, Comcast Corporation, DISH Network Corporation, France Telecom SA, Liberty Global Inc., Rogers Communication Inc., Talk Talk Telephone Group and Verizon Communications Inc.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Virgin Media(1)	$93	$63	$19	$65	$106
S&P 500	116	122	77	97	112
Peer Group	140	139	105	109	156

(1)	Share prices from January 1, 2006 through March 3, 2006 reflect the historic prices of the common stock of NTL Incorporated prior to its merger into a subsidiary of Telewest Global, Inc., in a transaction that was accounted for as a reverse acquisition. The new holding company, Telewest Global, Inc., changed its name to NTL Incorporated on March 3, 2006. From March 6, 2006, share prices reflect the market price for that company, which was renamed Virgin Media Inc. on February 6, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information presented below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this document. Historical results are not necessarily indicative of future results.

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. In accordance with the provisions of the Property, Plant and Equipment Topic of the FASB ASC, Virgin Media TV’s operations, comprising our former Content segment, have been treated in the consolidated financial statements as discontinued operations. Our internal reporting structure and the related financial information used by management and the chief operating decision maker reflect changes we have made after the announcement of the sale of Virgin Media TV. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods, and accordingly, we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and cash flows for the years ended December 31, 2009 and 2008.

On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. In accordance with the provisions of the Property, Plant and Equipment Topic of the FASB ASC we determined that, as of March 31, 2009, the planned sale of the sit-up business met the requirements for it to be reflected as discontinued operations in the prior period. These consolidated financial statements reflect sit-up as assets and liabilities held for sale and discontinued operations and we have retrospectively adjusted the consolidated balance sheet as of December 31, 2008 and consolidated statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2008 and 2007.

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

	Year ended December 31,
	2010	2009	2008	2007	2006
		(Adjusted)	(Adjusted)	(Adjusted)	(Adjusted)
	(in millions, except per share data)
Statement of Operations Data:
Revenue	£3,875.8	£3,663.9	£3,655.0	£3,729.2	£3,301.6
Operating income (loss)	321.9	132.0	(261.9)	24.6	4.1
Loss from continuing operations	(169.2)	(350.3)	(827.4)	(457.8)	(554.6)
Basic and diluted loss from continuing operations per share	£(0.52)	£(1.07)	£(2.52)	£(1.40)	£(1.89)
Average number of shares outstanding	327.1	328.8	328.0	325.9	292.9

	As of December 31,
	2010	2009	2008	2007	2006
		(Adjusted)	(Adjusted)	(Adjusted)	(Adjusted)
	(in millions, except per share data)
Balance Sheet Data
Cash, cash equivalents	£479.5	£430.5	£181.6	£321.4	£418.5
Working capital	(468.1)	(290.9)	(460.1)	(488.4)	(639.5)
Fixed assets, net	4,763.1	5,045.8	5,337.9	5,644.5	6,014.5
Total assets	8,833.2	9,190.0	9,933.3	10,503.3	11,278.5
Long term obligations	6,020.4	5,974.7	6,170.1	5,958.5	6,159.1
Shareholders’ equity	1,264.6	1,491.3	2,016.2	2,810.5	3,230.1
Dividends declared per common share (in U.S. dollars)	$0.16	$0.16	$0.16	$0.13	$0.05

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We owned and operated cable networks that pass approximately 13 million homes in the U.K. and provided service to approximately 4.8 million customers on our cable network as of December 31, 2010. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our DSL competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephone service to 1.9 million prepay mobile customers and approximately 1.2 million contract mobile customers over third party networks. As of December 31, 2010, approximately 63.0% of residential customers on our cable network were “triple-play” customers, receiving broadband internet, television and fixed line telephone services from us, and approximately 11.8% were “quad-play” customers.

In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business).

Our internal reporting structure and the related financial information used by management, including our chief operating decision maker, reflect changes we have made after the announcement of the sale of Virgin Media TV. Following this announcement, we have two reporting segments, Consumer and Business, as described below:

•

Consumer (84.6% of our 2010 revenue): Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided through Virgin Mobile.

•

Business (15.4% of our 2010 revenue): Our Business segment includes the voice and data telecommunication and internet solutions services we provide through Virgin Media Business to businesses, public sector organizations and service providers.

For further discussion of our business, please refer to Item 1 of this document.

Financing

On January 19, 2010, we issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. The notes were issued by our wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.5% senior secured notes due 2018 and £875 million of 7.0% senior secured notes due 2018, collectively referred to as the Senior Secured Notes. The net proceeds from the issuance of the Senior Secured Notes were used to prepay a portion of the outstanding loans under our senior credit facility, reducing the outstanding amounts due under our senior credit facility to approximately £1.6 billion equivalent as of January 29, 2010.

The Senior Secured Notes rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security as granted in favor of our senior credit facility. For more information about our Senior Secured Notes, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Senior Secured Notes.”

On March 16, 2010, we entered into a senior credit facility with lenders under which the lenders agreed to make available to certain subsidiaries of the Company a term loan A facility, or Tranche A, and a revolving credit facility, or the RCF. On April 12, 2010, a term loan B facility, or Tranche B, was added to the senior credit facility by way of an accession deed between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch. Tranche B has been syndicated to a group of lenders. On April 19, 2010, we drew down an aggregate principal amount of £1,675 million under the senior credit facility and applied the proceeds towards the repayment in full of all amounts outstanding under our old senior credit facility dated March 3, 2006 (as amended and restated from time to time) as at the draw down date. On February 15, 2011, we further amended our senior credit facility to increase operational flexibility.

On August 5, 2010, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2018, which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2018 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $999,369,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated notes, and £867,373,000 aggregate principal amount, or 99.1% of the original sterling denominated notes, for an equivalent amount of newly issued senior secured notes due 2018. Holders of the original senior secured notes due 2018 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original note issuance in January 2010. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see Amendment No.1 to the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on June 30, 2010.

Capital Structure Optimization

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions and the conversion hedges described below.

On October 27, 2010, we executed conversion hedges with several hedge counterparties relating to our $1.0 billion aggregate principal amount of 6.50% convertible senior notes due 2016, issued pursuant to an indenture dated as of April 16, 2008. These transactions relate to 90% of the aggregate principal amount of the convertible senior notes and are intended to offset a portion of the dilutive effects that would potentially be associated with conversion of the convertible senior notes at maturity, by raising the stock price at which we could incur economic dilution from $19.22 per share, the initial conversion price of the convertible senior notes, to $35.00 per share.

During the year ended December 31, 2010, we repurchased approximately 9.3 million shares of common stock, at an average purchase price per share of $20.78 through the accelerated stock repurchase program mentioned above for an aggregate purchase price of $194 million (or £122.5 million), and 2.3 million shares of common stock, at an average purchase price per share of $26.82 through an open market repurchase program for an aggregate purchase price of $61.7 million (or £39.0 million). The shares of common stock acquired in connection with these programs have been cancelled. The remaining amount authorized under this plan is £213.5 million ($333.0 million based on the exchange rate as at December 31, 2010).

Revenue

Our revenue by segment for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	Year ended December 31,
	2010		2009		2008
Consumer	£3,279.0	84.6%	£3,083.1	84.1%	£3,029.0	82.9%
Business	596.8	15.4	580.8	15.9	626.0	17.1

	£3,875.8	100.0%	£3,663.9	100.0%	£3,655.0	100.0%

The principal sources of revenue within each segment are:

Consumer

•	monthly fees and usage charges for cable and non-cable telephone and internet access services and cable television services;

•	monthly fees and usage charges for mobile services including charges for airtime, data, long-distance calls and roaming; and

•	charges for the supply of mobile handset and other equipment.

Business

•	monthly fees and usage charges for inbound and outbound voice, data and internet services and charges for transmission, fiber and voice services provided to retail and wholesale customers.

Expenses

The principal components of our operating costs and selling, general and administrative expenses within each segment include:

Consumer

•	payroll and other employee-related costs including outsourcing;

•	television programming services and programming costs;

•	interconnect costs paid to carriers relating to call termination services;

•	marketing and selling costs; and

•	purchase costs of mobile handsets and other equipment.

Business

•	payroll and other employee-related costs;

•	interconnect and circuit costs paid to other telecommunication carriers; and

•	marketing and selling costs.

Other

•	costs of maintaining our cable network infrastructure and IT systems;

•	facility-related costs, such as rent, utilities and rates;

•	costs associated with providing customer services; and

•	allowances for doubtful accounts.

Disposal of Business Units

Disposals

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and, accordingly we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and cash flows for the years ended December 31, 2009 and 2008.

We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB’s standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as described by the fair value measurements guidance issued by the FASB. We have performed a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, £33.6 million of the gain on disposal of Virgin Media TV was deferred on the balance sheet and will be treated as a reduction in operating costs over the contractual terms of the carriage arrangements, which range from 3 to 7 years. During 2010, £2.0 million of this deferred gain was recognized in the consolidated statement of operations.

The results of operations of Virgin Media TV have been included as discontinued operations in the consolidated statements of operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland. On that date, consideration was received totaling £105.0 million. On September 17, 2010, additional consideration of £55.0 million was received upon full approval of the transaction by U.K. regulators. The terms of the sale and purchase agreement include certain customary warranties, guarantees and working capital adjustments which may impact the amount recognized in future periods.

Revenue of the Virgin Media TV business, reported in discontinued operations, for the years ended December 31, 2010, 2009 and 2008 was £100.1 million, £167.8 million and £147.5 million, respectively. Virgin Media TV’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2010 and 2009 was £11.9 million and £15.3 million, respectively. Virgin Media TV’s pre-tax loss, reported within discontinued operations was £26.0 million for the year ended December 31, 2008.

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

Currency Movements. We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of these programs is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars, euros and South African rand, such as customer premise equipment and network maintenance services and a substantial portion of these exposures are not hedged.

Competition. Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT; resellers or local loop unbundlers, such as BSkyB and Talk Talk Telecom Group PLC; alternative internet access services such as DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including Everything Everywhere Limited (the joint venture between T-Mobile(UK) and Orange(UK)), O2, Vodafone and 3 UK, and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers. There is also significant and increasing competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless plc, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, we also compete with regional providers, such as COLT Telecom Group plc, which have a strong network presence within limited geographic areas. Recently we have also faced increasing competition from the launch of business services by MNOs.

Integration and Restructuring Activities. In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. We anticipate significant cost savings from the plan and that savings will exceed the costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. During the second quarter of 2010, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan over a four-year period. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

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

Consumer Segment

In our Consumer segment, cable customers account for the majority of our revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types and number of services we provide to these customers and by the number of services that we provide to them and, with respect to our fixed and mobile telephone customers, by usage levels of our services. For example, cable broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Similarly, over the service term, our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity for cross-sell of our cable products. We actively promote “quad-play” services, and our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, fixed and mobile telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Consumer segment include ARPU, churn, seasonality and distribution.

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

Mobile ARPU. Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, particularly through cross-selling mobile contracts to our cable customer base, rather than lower lifetime value prepay customers. Consequently, the number of prepay customers is expected to continue to decline in 2011, along with prepay usage.

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

Business Segment

Factors particularly affecting our Business segment include pricing, operational effectiveness and changes in government spending.

Pricing. Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Certain of BT’s product pricing is regulated by the U.K. Office of Communications; however, in respect of non-regulated product pricing, the market is increasingly price sensitive, particularly in the current challenging economic conditions.

Operational Effectiveness. The extensive use of optical fiber in our access networks allows us to provide high-speed ethernet services directly to business customers and to provide nationwide area networking to these customers via our core networks. Business customers require timely installation services and our ability to meet required timescales and commence providing services may impact our revenues. We regularly rely on third-party suppliers to connect business customers and we have a variety of alternative methods to connect our national telecommunications network to the premises of business customers that are located outside of our cabled areas.

Government Spending. Public sector organizations, in particular local authorities, represent a significant proportion of the customer base in our Business segment. Accordingly, changes to the U.K. government’s allocation of funding and spending levels with respect to certain programs have had, and may continue to have, an effect on our Business segment revenue.

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of U.S. GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. Actual results may differ from these estimates under different assumptions and conditions. The following critical accounting policies have the potential to have a significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

We have discussed the development and selection of the following critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them.

These policies may need to be revised in the future in the event that changes to our business occur.

Impairment of Indefinite-Lived Assets

Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives, are subject to annual review for impairment (or more frequently should indications of impairment arise). Impairment of goodwill and reorganization value in excess of amounts allocable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit’s fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset’s fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. We incurred impairment charges in 2008 in respect of our former Mobile and sit-up reporting units, and we may incur further impairment charges if, for example, market values decline or we do not achieve expected cash flows.

As a result of the business reorganization initiated in 2008, we realigned our internal reporting structure and the related financial information used by management and the chief operating decision maker (CODM). During the first quarter of 2009, our operating structures were revised with a view to building a customer-focused organization able to respond effectively to rapid changes in the market, technology and customer demands through three new customer-based segments: Consumer, Business and Content. Our internal reporting structure and the related financial information used by management and the CODM were amended to reflect changes we have made after the announcement of the sale of Virgin Media TV, which comprised our Content segment, to BSkyB in June 2010. Accordingly, we now have two reporting units consisting of Consumer and Business, both of which are evaluated for impairment purposes as at October 1 of each year.

While we utilize a variety of valuation techniques to determine fair value, including market multiples and comparable transactions, estimated fair value is generally measured by discounting estimated future cash flows. The following discussion summarizes each approach used to determine fair value and how it has been utilized by us:

•

Market Multiple Approach—This method provides indications of value based upon comparisons of the reporting unit to market values and pricing evidence of public companies involved in the same or similar lines of business. Market ratios (pricing multiples) and performance fundamentals relating to the public companies’ stock prices (equity) or enterprise values to certain underlying fundamental data are applied to the reporting unit to determine its fair value. We utilize publicly available information regarding comparable companies which operate in North America and Europe.

•

Comparable Transaction Approach—This method includes an examination of recent mergers and acquisitions which involves companies in the same or similar lines of business to the reporting unit. Acquisition values and pricing evidence are used in much the same manner as the Market Multiple Approach for the determination of the reporting unit’s fair value.

•

Discounted Cash Flow Approach—This method calculates the present value of the projected future cash flows to be generated by the reporting unit using appropriate discount rates. The discount rates are intended to reflect all associated risks of realizing the projected future cash flows. Terminal value is computed as of the end of the last period for which cash flows are projected utilizing a terminal multiple to determine an estimate of the value of the reporting unit as of that future point in time. The terminal multiple employed is estimated utilizing the information attained regarding comparable companies and transactions. Discounting the terminal value back to the present and adding the present values of the future cash flows yields indications of the reporting unit’s fair value.

The discount rate employed was determined using market assumptions (including U.K. Gilt yields, equity risk premiums and comparable company betas) as well as Ibbotson’s research (including size decile betas and size risk premiums). The determination of the discount rate also utilized information regarding the cost of debt and capital structures of comparable companies along with other general market reference materials from companies such as Bloomberg, Standard & Poors and Morningstar.

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

The table below presents the goodwill and indefinite-lived intangible assets allocated to our Consumer and Business reporting units, and the significant inputs utilized in developing our estimate of fair value for the annual impairment tests performed in 2010 for each of these reporting units.

	Consumer	Business
Goodwill and indefinite-lived intangibles as at December 31, 2010	£1,811.6 million	£205.9 million

Market multiples inputs:
Number of comparable companies	Nine	Seven
EBITDA multiples of comparable companies	4.5 to 8.0 times	3.0 to 8.9 times
Revenue multiples of comparable companies	1.57 to 4.07 times	0.51 to 3.00 times

Comparable transactions inputs:
Number of transactions	Sixteen	Nine
EBITDA multiples of comparable transactions	3.5 to 11.0 times	3.7 to 11.7 times
Revenue multiples of comparable transactions	0.44 to 4.31 times	0.59 to 2.74 times

Discounted cash flow approach:
Discount rate applied	8%	10%

Goodwill relating to our Consumer and Business reporting units was not at risk of failing step one of the goodwill impairment analysis as of our October 1, 2010 evaluation.

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

Costs Associated with Construction and Installation Activities

Installation revenue for our Consumer segment is recognized in accordance with the provisions of the Entertainment—Cable Television Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and broadband internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenue in our Consumer segment is recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

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

In relation to our restructuring activities, we have recorded a liability of £57.6 million as of December 31, 2010 primarily relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given in subleases, amounts of lease termination costs, and discount rates.

Recent Accounting Pronouncements

In 2009, the FASB amended the accounting standards for revenue recognition to:

•	provide updated guidance on determining whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence (TPE) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this guidance as of January 1, 2011 on a prospective basis applicable for transactions originating or materially modified after that date. Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Consolidated Results of Operations

Consolidated Results of Operations for the Years Ended December 31, 2010 and 2009

Revenue

For the year ended December 31, 2010, revenue increased by 5.8% to £3,875.8 million from £3,663.9 million for the same period in 2009. This increase was due to higher revenue in both our Consumer and Business segments. See further discussion of our Consumer and Business segments below.

Operating Costs

Operating costs for the years ended December 31, 2010 and 2009 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2010	2009
		(Adjusted)
Operating costs:
Consumer cost of sales	£997.8	£ 968.9	3.0%
Business cost of sales	184.3	180.0	2.4
Network and other operating costs	392.9	379.8	3.5

Total operating costs	£1,575.0	£1,528.7	3.0%

For the year ended December 31, 2010, operating costs, including network expenses, increased by 3.0% to £1,575.0 million from £1,528.7 million during the same period in 2009. This increase was attributable to increases in Consumer segment and Business segment cost of sales, together with increased network and other operating costs. Consumer segment cost of sales increased primarily as a result of increased revenues, partially offset by lower fixed line telephony interconnect costs as a result of lower usage along with lower mobile telephony interconnect costs as a result of lower wholesale rates. Business cost of sales increased as the impact on costs of higher retail data and wholesale revenues was only partially offset by lower LAN solutions and retail voice cost of sales. Network and other operating costs increased primarily as a result of increased employee and outsourcing costs, partially offset by lower facilities costs primarily due to refunds received of local authority taxes relating to our network property. As a result of these changes, operating costs as a percentage of revenue decreased to 40.6% for the year from 41.7% for the year ended December 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 and 2009 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2010	2009
		(Adjusted)
Selling, general and administrative expenses:
Employee and outsourcing costs	£468.5	£449.4	4.3%
Marketing costs	147.7	124.7	18.4
Facilities	57.1	71.1	(19.7)
Other	117.3	141.1	(16.9)

Total selling, general and administrative expenses	£790.6	£786.3	0.5%

For the year ended December 31, 2010, selling, general and administrative expenses increased by 0.5% to £790.6 million from £786.3 million for the year ended December 31, 2009. This increase was primarily attributable to higher marketing and employee and outsourcing costs, partially offset by lower facilities costs, bad debt write-offs and reduced IT outsourcing costs. Lower facilities costs were partly due to rates refunds received from government authorities during the year along with revisions in our recognition policies in respect of retirement obligations for equipment and leasehold improvements on certain leased premises.

Restructuring and Other Charges

For the year ended December 31, 2010, restructuring and other charges increased to £53.0 million from £40.4 million for the same period in 2009. Restructuring and other charges in the year ended December 31, 2010 related primarily to lease exit costs, including the cost of vacating property leases on our Great Portland Street office in central London, and involuntary employee termination costs in connection with the restructuring program initiated in 2008 as discussed below. Restructuring and other charges in the year ended December 31, 2009 related primarily to lease exit costs and involuntary employee termination costs in connection with the restructuring program initiated in 2008 as discussed below.

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

The following table summarizes the movement during the year ended December 31, 2010 on our restructuring accruals (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals		Total
	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs
Balance, December 31, 2009	£12.6	£27.4	£1.8	£15.5	£57.3
Amendments offset against goodwill	—	(0.3)	—	—	(0.3)
Charged to expense	1.6	1.4	7.8	31.7	42.5
Revisions	—	7.2	(0.8)	4.1	10.5
Utilized	(3.9)	(10.2)	(7.7)	(30.6)	(52.4)

Balance, December 31, 2010	£10.3	£25.5	£1.1	£20.7	£57.6

Depreciation Expense

For the year ended December 31, 2010, depreciation expense increased to £987.7 million from £928.7 million for the same period in 2009. This increase was primarily as a result of increases in depreciation in respect of new fixed assets with relatively shorter lives, such as customer premises equipment, partially offset by assets becoming fully depreciated.

Amortization Expense

For the year ended December 31, 2010, amortization expense decreased to £147.6 million from £243.1 million for the same period in 2009. The decrease in amortization expense was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2009. Estimated aggregate amortization expense for 2011 is £118.4 million and nil thereafter.

Goodwill and Intangible Asset Impairments

In the first quarter of 2010, we rebranded our Business reporting unit with the Virgin trademarks. As a result, we recorded an impairment expense of £4.7 million for the year ended December 31, 2009 for the Telewest trademark. We performed our annual impairment reviews for our Business and Consumer reporting units as at October 1, 2010 and 2009. As a result of these reviews we concluded that the fair values of the reporting units exceeded their carrying values.

Interest Expense

For the year ended December 31, 2010, interest expense increased to £477.8 million from £455.1 million for the same period in 2009, mainly as a result of a larger proportion of higher cost bond debt, partially offset by lower debt balances under the senior credit facility following the prepayments made during the year.

We paid cash interest of £438.8 million for the year ended December 31, 2010 and £404.2 million for the year ended December 31, 2009. The increase in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility and senior notes.

Loss on Extinguishment of Debt

For the year ended December 31, 2010, loss on extinguishment of debt was £70.0 million, which related to the write off of deferred financing costs as a result of the partial repayments of our senior credit facility in 2010 and the call premium totaling £5.5 million on the repayment of a portion of the senior notes due 2014. For the year ended December 31, 2009, loss on extinguishment of debt was £54.5 million which related to the write off of deferred financing costs as a result of the partial prepayment of our senior credit facility in 2009 and the call premium totaling £30.3 million on the repayment of a portion of the senior notes due 2014.

Share of Income From Equity Investments

For the year ended December 31, 2010, share of income from equity investments was £24.0 million as compared with income of £14.1 million for the same period in 2009. The share of income from equity investments in the year ended December 31, 2010 was primarily comprised of our proportionate share of the income earned by UKTV. Setanta Sports News ceased broadcasting on June 23, 2009 when Setanta Sports Limited entered administration. See Segmental Results of Operations for the Years Ended December 31, 2009 and 2008—Television Channel Joint Ventures.

(Losses) Gains on Derivative Instruments

The losses on derivative instruments of £65.6 million in the year ended December 31, 2010 were mainly driven by the termination of swaps relating to the previous senior credit facility refinanced in March 2010. Additionally, the loss on derivative instruments includes a loss of £13.5 million related to our conversion hedges, which represents the difference between the cash we paid and the fair value, as of December 31, 2010, and a loss of £5.1 million related to cross-currency interest swaps on our U.S. dollar convertible senior notes that are not designated as hedges for accounting purposes. The losses on derivative instruments of £114.5 million in the year ended December 31, 2009, were mainly driven by the U.S. dollar and euro weakening against the pound sterling in the first six months of the year, which resulted in a reduction in the fair value of the U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes

Foreign Currency Gains (Losses)

For the year ended December 31, 2010, foreign currency losses were £34.1 million as compared with gains of £119.0 million for the same period in 2009. The foreign currency losses for the year ended December 31, 2010 were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related foreign exchange gains on the principal portion of our U.S. dollar convertible senior notes. The foreign currency gains in the year ended December 31, 2009 were primarily due to the strengthening of the pound sterling which occurred in the first six months of the year relative to the U.S. dollar and euro and related foreign exchange gains on the principal portion of our U.S. dollar convertible senior notes, which is unhedged, and the U.S. dollar and euro denominated tranches of the previous senior credit facility.

Interest Income and Other, Net

For the year ended December 31, 2010, interest income and other increased to £8.3 million from £6.2 million for the year ended December 31, 2009, primarily as a result of higher cash balances over the period.

Income Tax Benefit

For the year ended December 31, 2010, income tax benefit was £124.1 million as compared with £2.5 million for the same period in 2009. The 2010 and 2009 tax benefit was comprised of (in millions):

	2010	2009
Current:
Federal	£(4.9)	£1.5
State and local	0.3	(0.1)
Foreign	25.0	4.9

Total current	20.4	6.3

Deferred:
Federal	79.8	(3.8)
Foreign	23.9	—

Total deferred	103.7	(3.8)

Total	£124.1	£2.5

The foreign current tax benefit and the foreign deferred tax benefit were primarily driven by the application of the intraperiod allocation rules of the Income Taxes Topic of the FASB ASC. The foreign current tax benefit attributable to continuing operations includes £18.3 million related to the gain on discontinued operations and is offset by tax expense of £18.3 million that is included within discontinued operations. The £23.9 million foreign deferred tax benefit attributable to continuing operations is offset by tax expense of £23.9 million that is included within other comprehensive as a result of gains in other comprehensive income during 2010.

Additionally, during 2010 we concluded that it was more likely than not that we would be able to utilize certain net operating loss carryforwards prior to their expiration, which will occur between 2020 and 2030, to reduce future U.S. federal income tax liabilities. Accordingly, we reduced the previously established valuation allowance on these net operating loss carryforwards to nil and recorded a federal deferred tax benefit of £79.8 million. This change was due to a re-assessment of our intentions regarding certain assets during the carryforward period and our judgment that it is more likely than not that these NOLs will be utilized prior to expiry. Actual realization of these net operating loss carry forwards is dependent upon our ability to generate taxable income from asset sales or operating activities prior to their expiration.

Loss From Continuing Operations

For the year ended December 31, 2010, loss from continuing operations decreased to £169.2 million from a loss of £350.3 million for the same period in 2009 due to the factors discussed above.

Gain on disposal

For the year ended December 31, 2010, gain on disposal relating the sale of our Virgin Media TV business was £19.2 million, net of tax of £15.0 million.

Income (Loss) On Discontinued Operations

For the year ended December 31, 2010, the income on discontinued operations was £27.8 million compared with a loss of £7.5 million for the year ended December 31, 2009. The results of discontinued operations include our former Virgin Media TV business sold in 2010 and former sit-up business sold in 2009.

The 2010 income on discontinued operations includes a £19.2 million gain on disposal of our former Virgin Media TV business, net of tax of £15.0 million, and income of £8.6 million, net of tax, attributable to those discontinued operations. No U.K. income tax is due as a result of the gain on disposal of Virgin Media TV due to our ability to offset capital losses and capital allowances against this income. The tax expense associated with the income on discontinued operations is offset with an equivalent tax benefit in continuing operations.

Loss From Continuing Operations Per Share

Basic and diluted loss from continuing operations per common share for the year ended December 31, 2010 was £0.52 compared to £1.07 for the year ended December 31, 2009. Basic and diluted loss per share is computed using a weighted average of 327.1 million shares issued and outstanding in the year ended December 31, 2010 and a weighted average of 328.8 million shares issued and outstanding for the same period in 2009. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at December 31, 2010 and 2009 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

Contingent Losses

Our revenue generating activities are subject to VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. Any challenge made could be subject to court proceedings. We currently expect an initial hearing on these matters to take place in late 2011 or early 2012; however, any formal assessment issued by the U.K. tax authorities could require us to make a payment based on the U.K. tax authorities’ interpretation of VAT owed in order to advance our case in court proceedings. We have estimated a loss contingency totaling £62.5 million as of December 31, 2010, and £27.9 million as of December 31, 2009, that we have not accrued for since we do not deem it to be probable. We do not believe the tax authorities’ position has merit and will contest the issue vigorously.

Segmental Results of Operations for the Years Ended December 31, 2010 and 2009

A description of the products and services, as well as financial data, for each segment can be found in note 18 to the consolidated financial statements of Virgin Media Inc. The reportable segments disclosed in this document are based on our management organizational structure as of December 31, 2010.

Segment contribution, which is operating income (loss) before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management’s measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs, depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments, are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure which is shared by our Consumer and Business segments.

Consumer Segment

The summary combined results of operations of our Consumer segment for the years ended December 31, 2010 and 2009 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2010	2009
Revenue	£3,279.0	£3,083.1	6.4%
Segment contribution	1,982.4	1,841.9	7.6

Revenue

Our Consumer segment revenue by customer type for the years ended December 31, 2010 and 2009 was as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2010	2009
Revenue:
Cable	£2,641.8	£2,488.5	6.2%
Mobile(1)	560.0	535.9	4.5
Non-cable	77.2	58.7	31.5

Total revenue	£3,279.0	£3,083.1	6.4%

(1)	Includes equipment revenue stated net of discounts earned through service usage.

For the year ended December 31, 2010, revenue from our Consumer segment customers increased by 6.4% to £3,279.0 million from revenue of £3,083.1 million for the year ended December 31, 2009. This increase was primarily due to an increase in revenues from our cable product offerings and, to a lesser extent, increased revenue from our mobile and non-cable product offerings.

The increase in cable revenue was primarily due to selective telephony, broadband and television price increases, additional subscribers to our television, broadband and fixed line telephone services and increased number of customers taking our higher tier packages, partially offset by continued decline in fixed line telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Cable ARPU was £47.51 for the three months ended December 31, 2010 and £45.28 for the three months ended December 31, 2009. The increase in cable ARPU was mainly due to selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and, to a lesser extent, higher price discounting as discussed above. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by cable products per customer increasing to 2.49 at December 31, 2010 from 2.47 at December 31, 2009 and by “triple-play” penetration growing to 63.0% at December 31, 2010 from 61.1% at December 31, 2009. A triple-play customer is a customer who subscribes to all three of our television, broadband and fixed line telephone cable services.

For the year ended December 31, 2010, mobile revenue increased to £560.0 million from £535.9 million for the same period in 2009. The increase was primarily attributable to increased service revenue, driven mainly by increased contract revenue, partially offset by the declining base of prepay mobile subscribers together with lower mobile termination rates that came into force following regulatory changes in April 2009.

Mobile ARPU increased to £15.16 for the three months ended December 31, 2010 from £14.00 for the three months ended December 31, 2009. The increase was primarily due to increased usage of voice and texts, driven by the increased proportion of our higher value contract customers relative to the total number of mobile customers. At December 31, 2010, contract customers comprised 39.5% of our mobile customer base compared to 29.9% at December 31, 2009.

At December 31, 2010 we had 535,600 cable households with one or more mobile contracts, which is 20% higher than a year ago. We also have a further 185,700 cable households with at least one prepay phone. Collectively, this represents 15% of our cable base who take at least one mobile service from us. “Quad-play” penetration, where a household takes all three cable products and a mobile phone service, increased to 11.8%, compared to 10.6% a year ago. The ARPU of these “quad-play” customers is significantly higher than the average cable ARPU.

Non-cable revenue for the year ended December 31, 2010 increased to £77.2 million from £58.7 million for the year ended December 31, 2009. The increased non-cable revenue was predominantly driven by the new service offerings which were launched in August 2009 as discussed further in “Summary Non-cable Statistics” below.

Consumer Segment Contribution

For the year ended December 31, 2010, Consumer segment contribution increased to £1,982.4 million from £1,841.9 million for the year ended December 31, 2009. This increase was primarily due to the increase in consumer revenues as described above.

Summary Cable Statistics

Selected statistics for our cable customers, for the three months ended December 31, 2010 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended December 31, 2010 was an increase of 17,100 customers being the net of gross additions and disconnections (net additions). Customer churn remained relatively stable throughout the years ended December 31, 2010 and 2009 and average monthly churn was 1.3% in the three months ended December 31, 2010 compared to 1.2% in the three months ended December 31, 2009. The total number of cable products grew to 11,951,600 at December 31, 2010 from 11,678,300 at December 31, 2009, representing a net increase in products of 273,300.

	Three months ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
Opening customers(1)	4,783,000		4,768,900		4,761,800		4,723,500		4,694,900
Customer additions	206,600		236,000		188,600		193,100		198,600
Customer disconnects(2)	(189,500)		(221,900)		(181,500)		(154,800)		(170,000)

Net customer additions	17,100		14,100		7,100		38,300		28,600

Closing customers(1)	4,800,100		4,783,000		4,768,900		4,761,800		4,723,500
Cable churn(1)(3)	1.3%		1.6%		1.3%		1.1%		1.2%
Cable products:
Television(1)	3,778,800		3,766,700		3,751,900		3,729,600		3,693,900
DTV (included in Television)	3,759,600		3,745,900		3,728,700		3,702,800		3,656,200
ATV (included in Television)(1)	19,200		20,800		23,200		26,800		37,700
Telephone	4,161,700		4,161,000		4,175,300		4,178,000		4,146,600
Broadband	4,011,100		3,969,800		3,936,000		3,910,100		3,837,800
Total cable products	11,951,600		11,897,500		11,863,200		11,817,700		11,678,300
Cable products/Customer(1)
	2.49	x	2.49	x	2.49	x	2.48	x	2.47	x
Triple-play penetration(1)	63.0%		62.7%		62.4%		61.9%		61.1%
Cable Average Revenue Per User(1)(4)	£47.51		£46.38		£45.88		£45.01		£45.28
Cable ARPU calculation:
Cable revenue (millions)	£682.8		£662.6		£656.4		£640.0		£640.1
Average customers(1)	4,790,000		4,763,400		4,768,800		4,739,500		4,712,600

(1)	As part of our analog switch off program during the first quarter of 2010 we identified 49,300 analog customers as of December 31, 2009 that we did not expect to convert to digital products and services. These customers were previously reflected in our Summary Cable Statistics as both customers and ATV products. As they did not receive any directly billable services from us they were not included in our Summary Cable Statistics commencing with the first quarter of 2010. To ensure our statistics are presented on a comparable basis, we have removed 49,300 customers from our customer and ATV product numbers for all previously reported periods. The following statistics were recalculated: Opening and Closing customers, Cable churn, Cable products—Television and ATV, Cable products/Customer, Triple-play penetration, Cable ARPU, Average customers.
(2)	During the second half of the year, we reviewed our credit and collections reporting processes and aligned the way we measure disconnections with our underlying operational process. As a result, we estimate that reported gross disconnects decreased by 6,300 customers, representing 15,300 products, and 4,600 customers, representing 11,000 products, during the third and fourth quarters of 2010, respectively.
(3)	Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.
(4)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three.

Summary Mobile Statistics

Selected statistics for our mobile customers, for the three months ended December 31, 2010 as well as for the four prior quarters, are set forth in the table below. Between December 31, 2010 and December 31, 2009, the number of mobile customers decreased by a net 105,800 customers. Contract customer net gains of 261,100 were offset by net losses of 366,900 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross-selling mobile contracts to our cable and non-cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, low tariffs and lower overall lifetime value.

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Contract mobile customers(1):
Opening contract mobile customers	1,154,700	1,097,200	1,030,900	949,700	872,600
Net contract mobile customer additions(2)	56,100	57,500	66,300	81,200	77,100

Closing contract mobile customers	1,210,800	1,154,700	1,097,200	1,030,900	949,700

Prepay mobile customers(1):
Opening prepay mobile customers	1,912,300	1,976,200	2,028,900	2,225,000	2,323,300
Net prepay mobile customer disconnections(2)	(54,200)	(63,900)	(52,700)	(196,100)	(98,300)

Closing prepay mobile customers	1,858,100	1,912,300	1,976,200	2,028,900	2,225,000
Total closing mobile customers:(1)	3,068,900	3,067,000	3,073,400	3,059,800	3,174,700
Mobile average revenue per user(3)	£15.16	£15.01	£14.36	£13.70	£14.00

Mobile ARPU calculation:
Mobile service revenue (millions)	£138.7	£138.6	£131.9	£127.7	£132.9
Average mobile customers	3,050,000	3,077,700	3,061,800	3,106,300	3,164,400

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected. Contract mobile customers include customers who have taken either a mobile service or a mobile broadband contract.
(2)	Contract net adds in the three months ended June 30, 2010 includes 9,300 customers who have been taking contract services since joining but had previously been recorded as prepay customers. A corresponding reduction is included in prepay net adds in the same quarter.
(3)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three.

Summary Non-cable Statistics

Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended December 31, 2010 as well as for the four prior quarters, are set forth in the table below. Total non-cable products increased by 40,000 during the year ended December 31, 2010. This increase in non-cable products is primarily due to the launch of wholesale line rental in August 2009, which allows us to offer telephone line rental services bundled with our broadband services. This change has resulted in the percentage of customers taking both telephone and broadband services increasing to 61.0% at December 31, 2010 from 51.7% at December 31, 2009.

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Opening customers	274,000	272,600	270,600	267,200	255,200
Net customer additions	2,700	1,400	2,000	3,400	12,000

Closing customers	276,700	274,000	272,600	270,600	267,200

Opening Non-cable products:
Telephone	161,200	154,400	147,600	139,800	124,900
Broadband	273,100	271,800	269,600	265,700	253,200

	434,300	426,200	417,200	405,500	378,100
Net Non-cable product additions:
Telephone	8,400	6,800	6,800	7,800	14,900
Broadband	2,800	1,300	2,200	3,900	12,500

	11,200	8,100	9,000	11,700	27,400
Closing Non-cable products:
Telephone	169,600	161,200	154,400	147,600	139,800
Broadband	275,900	273,100	271,800	269,600	265,700

	445,500	434,300	426,200	417,200	405,500

Business Segment

The summary combined results of operations of our Business segment for the years ended December 31, 2010 and 2009 were as follows (in millions):

	Year ended December 31,
	2010	2009	Increase/ (Decrease)
Revenue	£596.8	£580.8	2.8%
Segment contribution	342.8	339.7	0.9

Revenue

Our Business segment revenue for the years ended December 31, 2010 and 2009 was comprised of (in millions):

	Year ended December 31,
	2010	2009	Increase/ (Decrease)
Revenue:
Retail:
Data	£241.5	£213.7	13.0%
Voice	163.3	176.5	(7.5)
LAN Solutions and other	31.7	36.7	(13.6)

	436.5	426.9	2.2
Wholesale	160.3	153.9	4.2

Total revenue	£596.8	£580.8	2.8%

For the year ended December 31, 2010, revenue from business customers increased by 2.8% to £596.8 million from £580.8 million for the year ended December 31, 2009. The increase was primarily attributable to growth in retail data and wholesale revenues, partially offset by lower retail voice and Local Area Network (LAN) solutions.

Retail data revenue represented 55.3% of the retail business revenue for the year ended December 31, 2010 compared with 50.1% for the year ended December 31, 2009. Retail data revenue increased by 13.0% to £241.5 million from revenue of £213.7 million for the year ended December 31, 2009 primarily as a result of our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing market.

Retail voice revenue decreased in the year ended December 31, 2010 compared to 2009, mainly as a result of declining telephony usage.

LAN solutions and other revenue in the year ended December 31, 2010 was £31.7 million compared to £36.7 million for the year ended December 31, 2009. The majority of this revenue is from infrastructure projects which are non-recurring in nature. The decrease was predominantly due to lower revenues from public sector organizations and the travel sector, partially offset by increased maintenance and LAN project revenues.

Wholesale revenue increased by 4.2% to £160.3 million from £153.9 million for the year ended December 31, 2009 mainly as a result of increased usage of our network by wholesale voice customers, partially offset by the loss of certain wholesale contracts.

Business Segment Contribution

For the year ended December 31, 2010, Business segment contribution increased to £342.8 million from £339.7 million for the year ended December 31, 2009. The increase was primarily due to the higher revenue, as described above, offset by higher marketing costs due to the rebranding to Virgin Media Business during the first quarter of 2010.

Television Channel Joint Ventures

We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC’s program library and other acquired programming and which are carried on Virgin Media’s cable platform and also satellite. Some channels are also available on Freeview.

We account for our interest in UKTV under the equity method and recognized a share of net income of £22.8 million and £16.5 million in the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, our investment in UKTV was carried on the consolidated balance sheet at £359.2 million, which includes outstanding loans totaling £120.4 million.

UKTV receives financing through loans from Virgin Media, which totaled £120.4 million at December 31, 2010. These loans effectively act as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £8.7 million for the year ended December 31, 2010. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £25.8 million during 2010.

Additionally, we recorded a gain of £1.2 million for the year ended December 31, 2010 from the winding up of our investment in our former joint venture, Setanta Sports News. Setanta Sports News ceased broadcasting in June 2009 and has now been wound up. We recorded a loss of £2.4 million for the year ended December 31, 2009.

Consolidated Results of Operations for the Years Ended December 31, 2009 and 2008

Revenue

For the year ended December 31, 2009, revenue increased marginally to £3,663.9 million from £3,655.0 million for the same period in 2008. This increase was primarily due to higher revenue in our Consumer segment driven by increased cable revenue partially offset by decreases in mobile and non-cable revenues. The increase was partially offset by lower Business segment revenue. See further discussion of our Consumer and Business segments below.

Operating Costs

	Year ended December 31,		Increase/ (Decrease)
	2009	2008
	(Adjusted)	(Adjusted)
Operating costs:
Consumer cost of sales	£968.9	£952.8	1.7%
Business cost of sales	180.0	223.8	(19.6)
Network and other operating costs	379.8	368.1	3.2

Total operating costs	£1,528.7	£1,544.7	(1.0)%

For the year ended December 31, 2009, operating costs, including network expenses, decreased slightly to £1,528.7 million from £1,544.7 million during the same period in 2008. This decrease was primarily attributable to decreased Business segment cost of sales partially offset by increased network and other operating costs as well as increased Consumer segment cost of sales. Business segment cost of sales declined as a result of reduced Business segment revenues particularly in respect of LAN solutions infrastructure projects and wholesale contracts and voice customers. Network and other operating costs increased primarily as a result of increased facilities and other expenses partially offset by reduced employee and outsourcing costs. Consumer segment cost of sales increased primarily as a result of increased costs of BSkyB’s basic and premium TV services and the cost of wireless routers that we began selling to our residential customers during 2008, partially offset by reduced interconnect costs as a result of lower usage of fixed line telephony services.

Selling, General and Administrative Expenses

	Year ended December 31,		Increase/ (Decrease)
	2009	2008
	(Adjusted)	(Adjusted)
Selling, general and administrative expenses:
Employee and outsourcing costs	£449.4	£450.9	(0.3)%
Marketing costs	124.7	122.8	1.5
Facilities	71.1	62.4	13.9
Other	141.1	168.0	(16.0)

Total selling, general and administrative expenses	£786.3	£804.1	(2.2)%

For the year ended December 31, 2009, selling, general and administrative expenses decreased to £786.3 million from £804.1 million for the same period in 2008. This decrease was primarily attributable to lower IT costs, bad debt expense and employee and outsourcing costs, partially offset by higher marketing and facilities costs.

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

Depreciation Expense

For the year ended December 31, 2009, depreciation expense increased to £928.7 million from £900.6 million for the same period in 2008. This increase was primarily as a result of increases in depreciation in respect of new fixed assets partially offset by assets becoming fully depreciated.

Amortization Expense

For the year ended December 31, 2009, amortization expense decreased to £243.1 million from £282.6 million for the same period in 2008. The decrease in amortization expense was primarily attributable to the cessation of amortization of certain intangible assets that are now fully amortized.

Goodwill and Intangible Asset Impairments

In the first quarter of 2010, we rebranded our Business reporting unit utilizing the Virgin trademarks. As a result, we recorded an impairment expense of £4.7 million as at December 31, 2009 for the Telewest trademark.

We performed our annual impairment reviews for our Content reporting unit as at June 30, 2009 and our Business and Consumer reporting units as at October 1, 2009. As a result of these reviews we concluded that the fair values of the reporting units exceeded their carrying values.

We performed our annual impairment review for our former Mobile, Virgin Media TV and sit-up reporting units as at June 30, 2008. As a result of this review we concluded that the fair values of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit’s fair value was less than its carrying value. The fair value of the Mobile reporting unit as at June 30, 2008 was determined through the use of a combination of both market and income valuation approaches to calculate fair value. The market approach valuations in respect of the Mobile reporting unit declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we recorded an impairment charge of £362.2 million in relation to this reporting unit in the year ended December 31, 2008.

As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our former Cable segment and concluded that its fair value exceeded its carrying value.

Interest Expense

For the year ended December 31, 2009, interest expense decreased to £455.1 million from £499.3 million for the same period in 2008, mainly as a result of lower interest rates and lower debt balances following the prepayments made in 2008.

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

Gains (Losses) on Derivative Instruments

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

Foreign Currency (Losses) Gains

For the year ended December 31, 2009, foreign currency gains were £119.0 million as compared with losses of £387.6 million for the same period in 2008. The foreign currency gains in the year ended December 31, 2009 were primarily due to the strengthening of the pound sterling which occurred in the first six months of the year relative to the U.S. dollar and euro and related foreign exchange gains on the principal portion of our U.S. dollar convertible senior notes, which is unhedged, and the U.S. dollar and euro denominated tranches of the senior credit facility. The foreign currency losses in the year ended December 31, 2008 were largely comprised of net unrealized losses resulting from unfavorable exchange movements totaling £364.0 million on our U.S. dollar and euro denominated debt, including a £171.1 million unfavorable exchange rate movement on the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged.

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

Loss From Continuing Operations

For the year ended December 31, 2009, loss from continuing operations decreased to £350.3 million from a loss of £827.4 million for the same period in 2008 due to the factors discussed above.

Loss From Discontinued Operations

For the year ended December 31, 2009, net loss from discontinued operations was £7.5 million compared with a loss of £92.6 million for the year ended December 31, 2008. Included in the loss for the year ended December 31, 2008 is an impairment loss of goodwill and intangible assets related to our sit-up business.

In September 2008, our sit-up reporting unit received notification that one of its two licenses to broadcast over Freeview digital terrestrial television would not be renewed in January 2009. Along with this, the downturn in the economy had a negative impact on sit-up’s business. Management performed a review of the implications of these changes on sit-up’s business model and, as a result, an interim goodwill impairment review was performed. This review resulted in an impairment charge being recognized of £14.9 million in relation to intangible assets and £39.9 million in relation to goodwill in the year ended December 31, 2008. These impairment charges are included within the loss from discontinued operations.

Loss From Continuing Operations Per Share

Basic and diluted loss from continuing operations per common share for the year ended December 31, 2009 was £1.07 compared to £2.52 for the year ended December 31, 2008. Basic and diluted loss per share is computed using a weighted average of 328.8 million shares issued and outstanding in the year ended December 31, 2009 and a weighted average of 328.0 million shares issued and outstanding for the same period in 2008. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at December 31, 2009 and 2008 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

Segmental Results of Operations for the Years Ended December 31, 2009 and 2008

Consumer Segment

The summary combined results of operations of our Consumer segment for the years ended December 31, 2009 and 2008 were as follows (in millions):

	Year ended December 31,
	2009	2008	Increase/ (Decrease)
Revenue	£3,083.1	£3,029.0	1.8%
Segment contribution	1,841.9	1,803.6	2.1

Revenue

Our Consumer segment revenue by customer type for the years ended December 31, 2009 and 2008 was as follows (in millions):

	Year ended December 31,
	2009	2008	Increase/ (Decrease)
Revenue:
Cable	£2,488.5	£2,396.7	3.8%
Mobile(1)	535.9	570.0	(6.0)
Non-cable	58.7	62.3	(5.8)

Total revenue	£3,083.1	£3,029.0	1.8%

(1)	Includes equipment revenue stated net of discounts earned through service usage.

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

Cable ARPU was £45.28 for the three months ended December 31, 2009 and £42.79 for the three months ended December 31, 2008. The increase in cable ARPU was mainly due to the selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and, to a lesser extent, higher price discounting as discussed above. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by cable products per customer increasing to 2.47 at December 31, 2009 from 2.41 at December 31, 2008 and by “triple-play” penetration growing to 61.1% at December 31, 2009 from 56.5% at December 31, 2008. A triple-play customer is a customer who subscribes to all three of our television, broadband and fixed line telephone cable services.

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

Summary Cable Statistics

Selected statistics for our cable customers, for the three months ended December 31, 2009 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended December 31, 2009 was an increase of 28,600 customers being the net of gross additions and disconnections (net additions). The increase in net additions compared with the three months ended December 31, 2008 was primarily the result of higher gross additions and fewer disconnections which we believe is the result of improved product propositions in recent periods. Customer churn remained relatively stable throughout the years ended December 31, 2009 and 2008 and average monthly churn was 1.2% in both the three months ended December 31, 2009 and 2008. The total number of cable products grew to 11,678,300 at December 31, 2009 from 11,353,300 at December 31, 2008, representing a net increase in products of 324,600.

	Three months ended
	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008
Opening customers(1)	4,694,900		4,686,800		4,713,000		4,705,900		4,691,100
Customer additions	198,600		213,800		159,500		167,200		192,600
Customer disconnects	(170,000)		(205,700)		(185,700)		(160,100)		(177,800)

Net customer movement	28,600		8,100		(26,200)		7,100		14,800

Closing customers(1)	4,723,500		4,694,900		4,686,800		4,713,000		4,705,900
Cable churn(1)(2)	1.2%		1.5%		1.3%		1.1%		1.2%
Cable products:
Television(1)	3,693,900		3,659,700		3,622,700		3,602,300		3,571,700
DTV (included in Television)	3,656,200		3,599,300		3,543,300		3,510,400		3,469,000
ATV (included in Television)(1)	37,700		60,400		79,400		91,900		102,700
Telephone	4,146,600		4,120,000		4,104,000		4,108,300		4,099,200
Broadband	3,837,800		3,774,200		3,735,200		3,730,100		3,682,800
Total cable products	11,678,300		11,553,900		11,461,900		11,440,700		11,353,700
Cable products/Customer(1)	2.47	x	2.46	x	2.45	x	2.43	x	2.41	x
Triple-play penetration(1)	61.1%		60.1%		58.9%		57.6%		56.5%
Cable Average Revenue Per User(1)(3)	£45.28		£44.71		£43.72		£42.74		£42.79
Cable ARPU calculation:
Cable revenue (millions)	£640.1		£627.6		£616.8		£604.0		£603.5
Average customers(1)	4,712,600		4,679,000		4,702,300		4,711,600		4,701,700

(1)	As part of our analog switch off program during the first quarter of 2010 we identified 49,300 analog customers as of December 31, 2009 that we did not expect to convert to digital products and services. These customers were previously reflected in our Summary Cable Statistics as both customers and ATV products. As they did not receive any directly billable services from us they were not included in our Summary Cable Statistics commencing with the first quarter of 2010. To ensure our statistics are presented on a comparable basis, we have removed 49,300 customers from our customer and ATV product numbers for all previously reported periods. The following statistics were recalculated: Opening and Closing customers, Cable churn, Cable products—Television and ATV, Cable products/Customer, Triple-play penetration, Cable ARPU, Average customers.
(2)	Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.
(3)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three.

Summary Mobile Statistics

Selected statistics for our mobile customers, for the three months ended December 31, 2009 as well as for the four prior quarters, are set forth in the table below. Between December 31, 2009 and December 31, 2008, the number of mobile customers decreased by a net 168,700 customers. Contract customer net gains of 300,300 were offset by net losses of 469,000 prepay customers. The growth in contract customers reflects the drive for “quad-play” packages through cross-selling with our cable products. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, low tariffs and lower overall lifetime value.

During the three months ended June 30, 2009, we changed the definition of an active prepay mobile customer from one who had an outbound call or text in the preceding 90 days to one who had an outbound call or text in the preceding 30 days. Accordingly, opening prepay mobile customers, net prepay mobile customer disconnections, closing prepay mobile customers, total closing mobile customers, mobile average revenue per user and average mobile customers have been restated in all of the three month periods set forth in the table below:

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Contract mobile customers(1):
Opening contract mobile customers	872,600	784,600	712,300	649,400	578,600
Net contract mobile customer additions	77,100	88,000	72,300	62,900	70,800

Closing contract mobile customers	949,700	872,600	784,600	712,300	649,400
Prepay mobile customers(1):
Opening prepay mobile customers	2,323,300	2,449,500	2,556,000	2,694,000	2,854,200
Net prepay mobile customer disconnections(2)	(98,300)	(126,200)	(106,500)	(138,000)	(160,200)

Closing prepay mobile customers	2,225,000	2,323,300	2,449,500	2,556,000	2,694,000
Total closing mobile customers:(1)	3,174,700	3,195,900	3,234,100	3,268,300	3,343,400
Mobile average revenue per user(2)	£14.00	£13.41	£12.43	£13.14	£13.35
Mobile ARPU calculation:
Mobile service revenue (millions)	£132.9	£129.3	£121.2	£129.4	£134.6
Average mobile customers	3,164,400	3,213,600	3,251,400	3,283,000	3,360,400

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected. Contract mobile customers include customers who have taken either a mobile service or a mobile broadband contract.
(2)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three.

Summary Non-cable Statistics

Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended December 31, 2009 as well as for the four prior quarters, are set forth in the table below. Total non-cable products increased by 48,000 during the year ended December 31, 2009. This increase in non-cable products is primarily due to improvements in both broadband and telephone net additions due to the launch of wholesale line rental in August which allows us to offer telephone line rental services bundled with our broadband services, which we believe makes our products more attractive to our customers, and new flexible customer propositions.

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Opening customers	255,200	245,500	247,100	251,900	260,200
Net customer movements	12,000	9,700	(1,600)	(4,800)	(8,300)

Closing customers	267,200	255,200	245,500	247,100	251,900

Opening Non-cable products:
Telephone	124,900	112,500	109,000	105,500	104,900
Broadband	253,200	245,700	247,000	252,000	260,100

	378,100	358,200	356,000	357,500	365,000

Net Non-cable product additions (disconnections):
Telephone	14,900	12,400	3,500	3,500	600
Broadband	12,500	7,500	(1,300)	(5,000)	(8,100)

	27,400	19,900	2,200	(1,500)	(7,500)

Closing Non-cable products:
Telephone	139,800	124,900	112,500	109,000	105,500
Broadband	265,700	253,200	245,700	247,000	252,000

	405,500	378,100	358,200	356,000	357,500

Business Segment

The summary combined results of operations of our Business segment for the years ended December 31, 2009 and 2008 were as follows (in millions):

	Year ended December 31,
	2009	2008
Revenue	£580.8	£626.0
Inter segment revenue	—	0.4
Segment contribution…	£339.7	£335.2

Revenue

Our Business segment revenue for the years ended December 31, 2009 and 2008 was comprised of (in millions):

	December 31,		Increase/ (Decrease)
	2009	2008
Revenue:
Retail:
Data	£213.7	£190.9	11.9%
Voice	176.5	190.8	(7.5)
LAN Solutions and other	36.7	61.6	(40.4)

	426.9	443.3	(3.7)
Wholesale	153.9	182.7	(15.8)

Total revenue	£580.8	£626.0	(7.2)%

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

LAN solutions and other revenue in the year ended December 31, 2009 was £36.7 million compared to £61.6 million for the year ended December 31, 2008. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project was the provision of telecommunication network equipment for Heathrow airport’s new Terminal 5 which contributed £0.4 million of revenue in the year ended December 31, 2009 compared to £21.0 million in the year ended December 31, 2008. This contract, however, operated at a lower margin and, consequently, it did not have a significant impact on Business segment contribution.

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

Television Channel Joint Ventures

We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC’s program library and other acquired programming and which are carried on Virgin Media’s cable platform and also by satellite. Some channels are also available on Freeview.

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

Consolidated Statement of Cash Flows

Years Ended December 31, 2010 and 2009

For the year ended December 31, 2010, cash provided by operating activities increased to £1,037.6 million from £893.5 million for the year ended December 31, 2009. This increase was primarily attributable to the improvements in operating results. For the year ended December 31, 2010, cash paid for interest, exclusive of amounts capitalized, increased to £438.8 million from £404.2 million during the same period in 2009. The increase was primarily due to differences in the timing of interest payments on senior credit facility and senior notes.

For the year ended December 31, 2010, cash used in investing activities decreased to £411.4 million from £571.3 million for the year ended December 31, 2009. The decrease was primarily due to net proceeds received from the disposal of Virgin Media Television, totaling £167.4 million, partially offset by increased purchases of fixed assets, which increased to £628.4 million for the year ended December 31, 2010 from £568.0 million for the year ended December 31, 2009.

Cash used in financing activities for the year ended December 31, 2010 was £551.8 million compared with cash used in financing activities of £69.7 million for the year ended December 31, 2009. For the year ended December 31, 2010, the principal uses of cash were the partial repayments under our previous senior credit facility, our senior notes due 2014 and capital lease payments, totaling £3,239.8 million, purchases of our own shares totaling £161.5 million and the purchase of conversion hedges relating to the shares issuable under our convertible senior notes totaling £205.4 million. The principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £3,072.0 million. For the year ended December 31, 2009, the principal uses of cash were the partial repayments under our senior credit facility and our senior notes due 2014 and capital lease payments, totaling £1,737.4 million, and the principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £1,610.2 million. See further discussion under “Liquidity and Capital Resources—Senior Credit Facility”.

Cash flows from discontinued operations for the year ended December 31, 2010 are attributable to Virgin Media TV. Cash flows from discontinued operations for the years ended December 31, 2009 are attributable to Virgin Media TV and sit-up. We do not believe that the disposal of Virgin Media TV will have a material impact on our liquidity.

Years Ended December 31, 2009 and 2008

For the year ended December 31, 2009, cash provided by operating activities increased to £893.5 million from £775.7 million for the year ended December 31, 2008. This increase was attributable to the improvements in operating results and lower cash interest payments. For the year ended December 31, 2009, cash paid for interest, exclusive of amounts capitalized, decreased to £404.2 million from £515.8 million during the same period in 2008. This decrease resulted from lower interest rates, lower debt levels due to repayments in 2008 and differences in the timing of interest payments under our senior credit facility.

For the year ended December 31, 2009, cash used in investing activities increased to £571.3 million from £467.1 million for the year ended December 31, 2008. The cash used in investing activities in the years ended December 31, 2009 and 2008 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £568.0 million for the year ended December 31, 2009 from £476.3 million for the same period in 2008, primarily due to lower use of finance leases for the acquisition of capital equipment together with increased scaleable infrastructure costs relating to broadband speed upgrades.

Cash used in financing activities for the year ended December 31, 2009 was £69.7 million compared with cash used in financing activities of £427.3 million for the year ended December 31, 2008. For the year ended December 31, 2009, the principal uses of cash were the partial repayments under our senior credit facility and our senior notes due 2014, and capital lease payments, totaling £1,737.4 million, and the principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £1,610.2 million. For the year ended December 31, 2008, the principal uses of cash were the partial repayments under our senior credit facility and capital lease payments, totaling £846.3 million, and the principal components of cash provided by financing activities were new borrowings from the issuance of our convertible senior notes, net of financing fees, of £447.7 million. See further discussion under “Liquidity and Capital Resources—Senior Credit Facility”.

Liquidity and Capital Resources

As of December 31, 2010, we had £6,020.4 million of debt outstanding, compared to £5,974.7 million as of December 31, 2009, and £479.5 million of cash and cash equivalents, compared to £430.5 million as of December 31, 2009. The increase in debt from December 31, 2009 is primarily due to movements in exchange rates and, to a lesser extent, an increase in net borrowing.

Our business is capital intensive and has significant leverage. We have significant cash requirements for operating costs, capital expenditures and interest expense. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services.

We expect that our cash on hand, together with cash from operations and amounts undrawn on our revolving credit facility, will be sufficient for our cash requirements through December 31, 2011. However, our cash requirements after December 31, 2011 may exceed these sources of cash. We partially refinanced our senior credit facility and now have no significant principal payments under our senior credit facility until 2015.

We issued approximately £1.5 billion equivalent aggregate principal amount of senior secured notes on January 19, 2010, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States to certain non-U.S. persons pursuant to Regulation S under the Securities Act. These notes were issued by our wholly owned subsidiary Virgin Media Secured Finance PLC in two tranches: $1.0 billion of 6.50% senior secured notes due 2018 and £875 million of 7.00% senior secured notes due 2018. For more information see “—Senior Secured Notes” below. The net proceeds from the issuance of these notes were used to repay £1,453.0 million of our obligations under our old senior credit facility.

On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under a new senior facilities agreement dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment in full of all amounts outstanding under our old senior credit facility and for general corporate purposes. The new senior credit facility comprises a term loan A facility in an aggregate principal amount of £1,000 million, a term loan B facility in an aggregate principal amount of £675 million and a revolving credit facility in an aggregate principal amount of £250 million. For more information see “—Senior Credit Facility” below.

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions, such as the conversion hedge transaction described below.

On October 27, 2010, we entered into conversion hedges with certain counterparties relating to our $1.0 billion 6.50% convertible senior notes due 2016. These transactions are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (x) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (y) the aggregate face amount of such converted notes upon maturity of the convertible senior notes. The conversion hedges also provide various mechanisms for settlement in the Company’s common stock and/or cash in certain circumstances, based primarily on the settlement method elected for the notes. These options have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible senior notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million in respect of the conversion hedges transactions during the fourth quarter. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.

During the year ended December 31, 2010, we repurchased approximately 9.3 million shares of common stock, at an average purchase price per share of $20.78, through an accelerated stock repurchase program for an aggregate purchase price of $194.0 million, or £122.5 million, and approximately 2.3 million shares of common stock, at an average purchase price per share of $26.82, through an open market repurchase program for an aggregate purchase price of $61.7 million, or £39.0 million. The shares of common stock acquired in connection with these programs have been cancelled. As of February 18, 2011, the remaining amount authorized for repurchase under this plan is £213.5 million (or $333.0 million based on the exchange rate at December 31, 2010).

Our long term debt has been issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries and affiliates. As a result, they will depend upon the receipt of sufficient funds from their respective subsidiaries to meet their obligations. In addition, the terms of our existing and future indebtedness and the laws of the jurisdictions under which our subsidiaries are organized limit the payment of dividends, loan repayments and other distributions from them under many circumstances.

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

We may opportunistically access the loan and debt markets in order to extend debt maturities and to seek improved debt terms.

Senior Credit Facility

On March 16, 2010, we entered into a senior facilities agreement (as amended and restated on March 26, 2010 and February 15, 2011), or the Senior Facilities Agreement, under which Deutsche Bank AG, London Branch, BNP Paribas London Branch, Bank of America, N.A., Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs Lending Partners LLC, J.P. Morgan Chase Bank, N.A. London Branch, Lloyds TSB Bank plc, The Royal Bank of Scotland plc and UBS Limited agreed to make available to certain subsidiaries of the Company a term loan A facility, or Tranche A, and a revolving credit facility, or RCF. On April 12, 2010, a term loan B facility, or Tranche B was added to the Senior Facilities Agreement by way of an accession deed between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch. Tranche B has been syndicated to a group of lenders.

Our senior credit facility is comprised of Tranche A in an aggregate principal amount of £1,000 million; Tranche B in an aggregate principal amount of £675 million; and the RCF in an aggregate principal amount of £250 million. The proceeds from Tranches A and B may be used for general corporate purposes, while the proceeds from the RCF are available for the financing of our ongoing working capital requirements and general corporate purposes. The final maturity date of Tranche A and the RCF under our senior credit facility is June 30, 2015, and the final maturity date of Tranche B is December 31, 2015.

On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under the senior credit facility and applied the proceeds towards the repayment in full of all amounts outstanding under our previous senior credit facility dated March 3, 2006 (as amended and restated from time to time) as at the draw down date.

On February 15, 2011, we further amended our senior credit facility to, among others, (i) fix the total net leverage ratio to 3.75:1.00 from December 31, 2011 until December 31, 2015; (ii) delete the cap on the amount of cash that can be deducted in calculating consolidated senior net debt and consolidated net debt; (iii) allow the Company to incur debt so long as it remains in compliance with the total net leverage; (iv) change the required level for the ratio of consolidated senior net debt to consolidated operating cashflow from 2.25:1.00 to 3.00:1.00; (v) include sale and leaseback arrangements in certain financial baskets; (vi) increase certain financial baskets to the greater of £250 million plus amounts outstanding as of the original execution date and the amount that could be incurred so that the ratio of consolidated senior net debt to consolidated operating cashflow is equal to, or less than, 3.00:1.00 for the purposes of incurring secured debt; (vii) eliminate the excess cash flow sweep; and (viii) eliminate the restriction on using the proceeds of an additional facility or additional senior secured notes for the payment of any dividends or distributions to the Company and the repayment or prepayment of the 9.125% senior notes due 2016. Certain additional amendments were outlined in the senior credit facility, including the extension of certain lenders’ portion of our June 30, 2014 scheduled amortization payment of £200 million by one year, to June 30, 2015.

Principal Amortization

The amortization schedule under our senior credit facility as of December 31, 2010 was (in millions):

Date	Amount
Tranche A
June 30, 2011	£150.0
June 30, 2012	175.0
June 30, 2013	200.0
June 30, 2014	200.0
June 30, 2015	275.0

Tranche B
December 31, 2015	675.0

Total	£1,675.0

Following the amendments to the Senior Facilities Agreement, the remaining principal payments on our senior credit facility were scheduled as follows (in millions):

Date	Amount
Tranche A
June 30, 2011	£150.0
June 30, 2012	175.0
June 30, 2013	200.0
June 30, 2014	7.5
June 30, 2015	467.5

Tranche B
December 31, 2015	675.0

Total	£1,675.0

Mandatory Prepayments

Our senior credit facility must be prepaid in certain circumstances by certain amounts, including:

•

50% of the net cash proceeds of any issuance of equity greater than £10 million (above an aggregate prepayment threshold) subject to customary exceptions, which percentage may be reduced to 25% or 0% if certain leverage ratios are met;

•	from the net proceeds of insurance claims subject to an aggregate prepayment threshold amount, other minimum thresholds and customary exceptions; and

•	from the net proceeds of certain asset disposals subject to an aggregate prepayment threshold amount, other minimum thresholds and customary exceptions.

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

The applicable interest margin for Tranche A and the RCF under our senior credit facility depends upon the total net leverage ratio of the bank group (which comprises VMIH and most of its subsidiaries, and certain other operating companies which are subsidiaries of Virgin Media Inc. but not of VMIH) then in effect as set forth below:

Leverage Ratio	Margin
Greater than 3.75:1.00	3.50%
Equal to or less than 3.75:1.00 but greater than 3.25:1.00	3.25%
Equal to or less than 3.25:1.00 but greater than 2.75:1.00	3.00%
Equal to or less than 2.75:1.00	2.75%

Leverage ratio is calculated by comparing consolidated net debt at any quarter end date against consolidated operating cash flow on a rolling 12 month basis ending on such quarter date (such defined terms have the same meaning as in the Senior Facilities Agreement).

The applicable interest margin for Tranche B is 3.75%.

Guarantees; Security

Our senior credit facility requires that members of the bank group which generate not less than 80% of the consolidated operating cash flow of the bank group (excluding the consolidated net income attributable to any joint venture) in any financial year guarantee the payment of all sums payable under our senior credit facility and such members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable under our senior credit facility. Virgin Media Finance PLC has also provided a guarantee for the payment of all sums payable under our senior credit facility and has secured its obligations under that guarantee by granting security over its interest in the intercompany debt owed to it by its direct subsidiary, VMIH and over all of the shares in VMIH.

Financial Maintenance Covenants

Our senior credit facility contains the following financial covenant ratios:

•	Consolidated net debt to consolidated operating cashflow, referred to as the Leverage Ratio; and

•	Consolidated operating cashflow to consolidated total net cash interest payable, referred to as the Interest Coverage Ratio.

These covenant ratios are calculated with respect to our bank group companies, pursuant to the definitions contained in our senior credit facility, and are subject to certain adjustments provided therein.

The minimum required ratios are outlined below:

Quarter Date	Leverage Ratio	Interest Coverage Ratio
December 31, 2010	4.70:1.00	2.65:1.00
March 31, 2011	4.60:1.00	2.75:1.00
June 30, 2011	4.40:1.00	2.80:1.00
September 30, 2011	4.35:1.00	2.85:1.00
December 31, 2011	3.75:1.00	2.95:1.00
March 31, 2012	3.75:1.00	3.00:1.00
June 30, 2012	3.75:1.00	3.05:1.00
September 30, 2012	3.75:1.00	3.10:1.00
December 31, 2012	3.75:1.00	3.10:1.00
March 31, 2013	3.75:1.00	3.15:1.00
June 30, 2013	3.75:1.00	3.20:1.00
September 30, 2013	3.75:1.00	3.25:1.00
December 31, 2013	3.75:1.00	3.35:1.00
March 31, 2014	3.75:1.00	3.45:1.00
June 30, 2014	3.75:1.00	3.55:1.00
September 30, 2014	3.75:1.00	3.70:1.00
December 31, 2014	3.75:1.00	3.80:1.00
March 31, 2015	3.75:1.00	3.95:1.00
June 30, 2015	3.75:1.00	4.00:1.00
September 30, 2015	3.75:1.00	4.00:1.00
December 31, 2015	3.75:1.00	4.00:1.00

Failure to meet these covenant levels would result in a default under our senior credit facility. As of December 31, 2010, we were in compliance with these covenants.

Restrictions

Our senior credit facility significantly, and in some cases absolutely, restricts the ability of the members of the bank group to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends at certain levels of leverage, or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	dispose of assets, including the capital stock of subsidiaries;

•	create liens;

•	enter into agreements that restrict the ability of the members of the bank group to make payments or other distributions in cash to other members of the bank group;

•	merge or consolidate or transfer all or substantially all of their assets; and

•	enter into transactions with affiliates.

The senior credit facility also contains certain carve-outs from these limitations.

Events of Default

The occurrence of events of default specified in the Senior Facilities Agreement entitle the lenders, after the expiry of any grace periods, as applicable, to cancel any undrawn portion of the facilities, require the immediate payment of all amounts outstanding under the facilities and enforce or direct the security interests that have been granted. These events of defaults include, among other things:

•	failure to make payments of principal or interest when due;

•	breaches of representations;

•	breaches of obligations and undertakings under the Senior Facilities Agreement or related finance documents, including failure to comply with financial covenants;

•	cross-defaults to other indebtedness of any member of the group, subject to certain threshold amounts and other customary exceptions;

•	the occurrence of insolvency contingencies affecting the Company, Virgin Media Finance PLC, any borrower under the Senior Facilities Agreement or any guarantor that is a material subsidiary;

•	repudiation of the Senior Facilities Agreement or related finance documents;

•	illegality; and

•

the occurrence of any event or circumstance which would have a material adverse effect in (i) the financial condition, assets or business of the obligors (taken as a whole) under the Senior Facilities Agreement, and (ii) the ability of obligors (taken together) under the Senior Facilities Agreement to perform and comply with their payment or other material obligations under the Senior Facilities Agreement or related finance documents (taking into account the resources available to the obligors from any other member of the bank group).

The foregoing description of our senior credit facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Senior Facilities Agreement which is filed as Exhibit 10.1 in Virgin Media Inc.’s current report on Form 8-K, as filed with the SEC on February 16, 2011, and is incorporated herein by reference.

Senior Unsecured Notes

In November 2009, Virgin Media Finance issued U.S. dollar denominated 8.375% senior notes due 2019 with a principal amount outstanding of $600 million and sterling denominated 8.875% senior notes due 2019 with a principal amount outstanding of £350 million, collectively, the senior notes due 2019. Interest on the senior notes due 2019 is payable on April 15 and October 15 of each year. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2014 and 2016. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and Virgin Media Investments Limited.

In June 2009, Virgin Media Finance issued U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $750 million and euro denominated 9.50% senior notes due 2016 with a principal amount outstanding of €180 million. In July 2009, Virgin Media Finance issued additional U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $600 million. The U.S. dollar denominated senior notes issued in June 2009 and July 2009, respectively, are treated as a single issuance of the same notes under the indenture for these notes, collectively, the 9.50% senior notes due 2016. Interest on the 9.50% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2014 and 2019 and its 9.125% senior notes due 2016. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

In July 2006, Virgin Media Finance issued U.S. dollar denominated 9.125% senior notes due 2016, or the 9.125% senior notes due 2016, with a principal amount outstanding of $550 million. The 9.125% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding 9.50% senior notes due 2016 and its senior notes due 2014 and 2019. Interest on the 9.125% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.125% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

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

Senior Secured Notes

On January 19, 2010, our wholly owned subsidiary Virgin Media Secured Finance PLC issued U.S. dollar denominated 6.50% senior secured notes due 2018 with a principal amount outstanding of $1.0 billion and sterling denominated 7.00% senior secured notes due 2018 with a principal amount outstanding of £875 million, collectively, the senior secured notes due 2018. Interest is payable on the senior secured notes due 2018 on June 15 and December 15 each year, beginning on June 15, 2010. The senior secured notes due 2018 rank pari passu with our senior credit facility and, subject to certain exceptions, share in the same guarantees and security which has been granted in favor of our senior credit facility. See “Senior Credit Facility—Guarantees: Security”.

On August 5, 2010, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2018, which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2018 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $999,369,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated notes, and £867,373,000 aggregate principal amount, or 99.1% of the original sterling denominated notes, for an equivalent amount of newly issued senior secured notes due 2018. Holders of the original senior secured notes due 2018 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original note issuance in January 2010. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see Amendment No.1 to the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on June 30, 2010.

Convertible Senior Notes

In April 2008, Virgin Media Inc. issued U.S. denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under our senior credit facility and rank equally with Virgin Media Inc.’s guarantees of the senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to the maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock. Our current report on Form 8-K, as filed with the SEC on April 16, 2008 contains a more detailed description of the terms of our convertible senior notes.

Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.’s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.’s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.’s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

The initial conversion rate of the convertible senior notes represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as “make whole” fundamental changes, the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

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

Because the trading price of our common stock exceeded 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of 2010, holders of the convertible notes may elect to convert their convertible notes during the first quarter of 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the consolidated balance sheet as of December 31, 2010 because we determined, in accordance with the Contracts in Entity’s own Equity Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

Restrictions Under Our Existing Debt Agreements

The agreements governing our senior notes, senior secured notes and senior credit facility significantly and, in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends at certain levels of leverage, or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	enter into sale and leaseback transactions or certain vendor financing arrangements;

•	create liens;

•	enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•	merge or consolidate or transfer all or substantially all of their assets; and

•	enter into transactions with affiliates.

We are also subject to financial maintenance covenants under our senior credit facility. Failure to meet these covenant levels would result in a default under our senior credit facility.

Off-Balance Sheet Arrangements

As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010 we were not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of December 31, 2010, and the periods in which payments are due (in millions):

		Payments Due by Period (Undiscounted)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£5,939.7	£150.3	£375.3	£1,150.0	£4,264.1
Capital Lease Obligations	438.1	92.9	104.5	36.1	204.6
Operating Lease Obligations	275.5	70.2	84.4	48.9	72.0
Purchase Obligations	1,262.5	518.9	455.6	161.0	127.0
Interest Obligations	2,591.4	404.9	802.3	791.4	592.8

Total	£10,507.2	£1,237.2	£1,822.1	£2,187.4	£5,260.5

Early Termination Charges		£26.8	£3.7	£—	£—

Pension commitments have been excluded from the above table. For the year ended December 31, 2011, we anticipate contributing a total of £17.4 million to fund our defined benefit pension plans. Funding commitments beyond 2011 will not be known until completion of the next triennial valuations, which is expected to be in the first half of 2012.

Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

The following table includes information about our commercial commitments as of December 31, 2010. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions):

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1–3 years		3–5 years	More than 5 years
Guarantees	£—	£—		£—	£—	£—
Lines of credit	—	—		—	—	—
Standby letters of credit	17.0	14.9		—	—	2.1
Standby repurchase obligations	—	—		—	—	—
Other commercial commitments	—	—		—	—	—

Total commercial commitments	£17.0	£14.9	£		£—	£2.1

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

We are also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2010, we would have had interest determined on a variable basis on £1,675 million, or 27.8%, of our long term debt. An increase in interest rates of 1% would increase unhedged gross interest expense by approximately £16.7 million per year.

We are also subject to currency exchange rate risks because substantially all of our revenues, operating costs and selling, general and administrative expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2010, £2,884.8 million, or 46.6%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £154.3 million, or 2.5%, of our indebtedness based upon contractual obligations, was denominated in euros. We also purchase goods and services in U.S. dollars, euros and South African rand.

Interest Rate Swaps

We have entered into a number of interest rate swaps to mitigate the risk relating to the variability in future interest payments on our senior credit facility, which accrues interest at variable rates based on LIBOR. For the period July 2012 through December 2015 these interest rate swaps will allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates between 2.7925% and 2.91%.

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

Cross-currency Interest Rate Swaps

We have entered into a number of cross-currency interest rate swaps to mitigate the risk relating to the variability in the pound sterling value of interest payments on the U.S. dollar and euro denominated 9.125% and 9.50% senior notes due 2016, interest payments on the U.S. dollar denominated 6.50% senior secured notes due 2018 and interest payments on the U.S. dollar denominated 8.375% senior notes due 2019. Under these cross-currency interest rate swaps, we receive interest in U.S. dollars at various fixed rates and in euros at various fixed rates in exchange for payments of interest in pounds sterling at various fixed rates.

We have designated some of the cross-currency interest rate swaps as cash flow hedges because they hedge against changes in the pound sterling value of the interest payments on the senior notes that result from changes in the U.S. dollar and euro exchange rates. All cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value of these instruments are initially recorded within other comprehensive income (loss) where designated as an accounting hedge, or through (loss) gain on derivatives where not designated as an accounting hedge. The amounts initially recorded in other comprehensive income (loss) are then recorded in the statement of operations when the underlying hedged item impacts the statement of operations.

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

Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2010, £2,884.8 million, or 46.6%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £154.3 million, or 2.5%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We have also committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce but not eliminate the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 10 to the consolidated financial statements of Virgin Media Inc. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities”.

The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk

The following table provides information as of December 31, 2010 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,							Fair Value December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	Total
Long term debt
(including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$4,500.0	$4,500.0	$5,419.1
Average interest rate						7.971%
Average forward exchange rate						0.65

Euros
Fixed rate	—	—	—	—	—	€180.0	€180.0	€205.4
Average interest rate						9.500%
Average forward exchange rate						0.89

Pounds Sterling
Fixed rate	—	—	—	—	—	£1,225.0	£1,225.0	£1,323.0
Average interest rate						7.536%
Variable rate	£150.0	£175.0	£200.0	£200.0	£950.0	—	£1,675.0	£1,672.5
Average interest rate	LIBOR plus 2.75-3.5	LIBOR plus 2.75-3.5	LIBOR plus 2.75-3.5	LIBOR plus 2.75-3.5	LIBOR plus 2.75-3.75

Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$3,500.0	$3,500.0	£120.0
Average forward exchange rate						0.60
Average sterling interest rate paid						8.74%

Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£37.2
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%

Receipt of Euros (interest and principal)
Notional amount	—	—	—	—	—	€180.0	€180.0	£(6.2)
Average contract exchange rate						0.88
Average sterling interest rate paid						10.18%

Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	—	£600.0	—	£600.0	£8.0
Average sterling interest rate paid					2.86%
Sterling interest rate received					LIBOR

The following table provides information as of December 31, 2009 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value December 31, 2009
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$89.3	$3,500.0	$3,589.3	$3,922.1
Variable rate	—	—	$445.1		—	—	$445.1	$436.2
Average interest rate			LIBOR plus 2.0–3.5%		8.750%	8.391%
Average forward exchange rate			0.63		0.63	0.62
Euros
Fixed rate	—	—	—	—	€47.3	€180.0	€227.3	€242.5
Variable rate	—	—	€402.2		—	—	€402.2	€394.2
Average interest rate			LIBOR plus 2.0–3.5%		8.750%	9.500%
Average forward exchange rate			0.87		0.89	0.90
Pounds Sterling
Fixed rate	—	—	—	—	£78.8	£350.0	£428.8	£436.9
Variable Rate	£0.2	£285.7	£1,895.0	£300.0	—	—	£2,480.9	£2,425.9
Average interest rate	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–3.625%	LIBOR plus 2.750%	9.750%	8.875%

Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	$89.3	$445.1	—	—	$2,500.0	$3,034.4	£33.8
Average forward exchange rate		0.70	0.54			0.60
Average sterling interest rate paid		9.42%	US LIBOR plus 2.13%			9.45%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£32.1
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	€47.3	€402.2	—	—	€180.0	€629.5	£85.0
Average contract exchange rate		0.93	0.69			0.88
Average sterling interest rate paid		8.90%	EURIBOR plus 2.16%			10.18%

Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	£3,000.0	£200.0	£1,300.0	£300.0	—	—	£4,800.0	£(36.1)
Average sterling interest rate paid	2.18%	2.57%	3.07%	3.28%
Sterling interest rate received	LIBOR	LIBOR	LIBOR	LIBOR

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm begin on page F-1 of this document and are incorporated in this document by reference.

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods, and accordingly, we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and cash flows for the years ended December 31, 2009 and 2008. The results of operations of Virgin Media TV have been included as discontinued operations in the consolidated statements of operations through July 12, 2010, which is the date the sale was complete following approval from regulators in Ireland.

On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. In accordance with the provisions of the Property, Plant and Equipment Topic of the FASB ASC, we determined that, as of March 31, 2009, the planned sale of the sit-up business met the requirements for sit-up to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods. These consolidated financial statements reflect sit-up, as assets and liabilities held for sale and discontinued operations, and we have retrospectively adjusted the balance sheet as of December 31, 2008 and statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2008.

In May 2008, the FASB issued new guidance which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. We adopted the guidance on January 1, 2009 as our convertible senior notes are within the scope of the guidance and we have applied it on a retrospective basis, whereby our prior period financial statements have been adjusted.

The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2010 and 2009 (in millions, except per share data):

	2010
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£929.4	£964.2	£978.4	£1,003.8
Operating income	69.6	79.6	101.7	71.0
Net (loss) income	(160.4)	(59.9)	41.8	37.1
Basic and diluted (loss) gain per share	£(0.49)	£(0.18)	£0.13	£0.11

	2009
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£903.1	£900.1	£919.4	£941.3
Operating income	6.5	9.4	51.1	65.0
Net loss	(154.0)	(49.3)	(60.1)	(94.4)
Basic and diluted loss per share	£(0.47)	£(0.15)	£(0.18)	£(0.29)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting for Virgin Media Inc.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Virgin Media Inc.’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2010. This annual report includes an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of Virgin Media Inc.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting for Virgin Media Investment Holdings Limited

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of VMIH’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIH’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of VMIH. VMIH’s internal control over financial reporting was not subject to attestation by Ernst & Young LLP, our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit VMIH to provide only management’s report in this annual report.

(d)	Management’s Annual Report on Internal Control Over Financial Reporting for Virgin Media Investments Limited

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of VMIL’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIL’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of VMIL. VMIL’s internal control over financial reporting was not subject to attestation by Ernst & Young LLP, our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit VMIL to provide only management’s report in this annual report.

(e)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(f)	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Virgin Media Inc.

We have audited Virgin Media Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virgin Media Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting for Virgin Media Inc.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Virgin Media Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virgin Media Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Virgin Media Inc. and subsidiaries, and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England

February 22, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)	Financial Statements—See list of Financial Statements on page F-1.

(2)	Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)	Exhibits—See Exhibit Index.

FORM 10K—Item 15(a)(1) and (2)

VIRGIN MEDIA INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Virgin Media Inc. and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—December 31, 2010 and 2009	F-3
Consolidated Statements of Operations—Years ended December 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008	F-5
Consolidated Statement of Shareholders’ Equity—Years ended December 31, 2010, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7
The following consolidated financial statement schedules of Virgin Media Inc. and Subsidiaries are included in Item 15(d):
Schedule I— Financial Information of Registrant	F-78

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

The following consolidated financial statements of Virgin Media Investment Holdings Limited, Virgin Media Investments Limited and Subsidiaries are included in Item 8:

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Inc.

We have audited the accompanying consolidated balance sheets of Virgin Media Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virgin Media Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
February 22, 2011

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,	December 31,
	2010	2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£479.5	£430.5
Restricted cash	2.2	6.0
Accounts receivable—trade, less allowances for doubtful accounts of £6.4 (2010) and £9.0 (2009)	431.2	403.1
Inventory for resale	26.4	12.9
Derivative financial instruments	0.8	2.2
Prepaid expenses and other current assets	89.0	95.0
Current assets held for sale	—	152.8

Total current assets	1,029.1	1,102.5
Fixed assets, net	4,763.1	5,045.8
Goodwill and other indefinite-lived assets	2,017.5	2,017.8
Intangible assets, net	118.4	265.9
Equity investments	359.2	359.9
Derivative financial instruments	394.6	235.1
Deferred financing costs, net of accumulated amortization of £23.8 (2010) and £136.1 (2009)	98.6	112.2
Other assets	52.7	50.8

Total assets	£8,833.2	£9,190.0

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£295.9	£312.5
Accrued expenses and other current liabilities	391.5	404.4
Derivative financial instruments	13.3	17.8
Restructuring liabilities	57.6	57.3
VAT and employee taxes payable	88.6	67.0
Interest payable	126.5	126.6
Deferred revenue	301.7	282.8
Current portion of long term debt	222.1	41.2
Current liabilities held for sale	—	83.8

Total current liabilities	1,497.2	1,393.4
Long term debt, net of current portion	5,798.3	5,933.5
Derivative financial instruments	62.0	106.8
Deferred revenue and other long term liabilities	207.9	182.0
Deferred income taxes	3.2	83.0

Total liabilities	7,568.6	7,698.7

Commitments and contingent liabilities
Shareholders’ equity
Common stock—$0.01 par value; authorized 1,000.0 (2010 and 2009) shares; issued and outstanding 322.0 (2010) and 330.8 (2009) shares	1.8	1.8
Additional paid-in capital	4,375.2	4,483.2
Accumulated other comprehensive income	86.5	22.5
Accumulated deficit	(3,198.9)	(3,016.2)

Total shareholders’ equity	1,264.6	1,491.3

Total liabilities and shareholders’ equity	£8,833.2	£9,190.0

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Revenue	£3,875.8	£3,663.9	£3,655.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,575.0	1,528.7	1,544.7
Selling, general and administrative expenses	790.6	786.3	804.1
Restructuring and other charges	53.0	40.4	22.7
Depreciation	987.7	928.7	900.6
Amortization	147.6	243.1	282.6
Goodwill and intangible asset impairments	—	4.7	362.2

	3,553.9	3,531.9	3,916.9

Operating income (loss)	321.9	132.0	(261.9)
Other income (expense)
Interest expense	(477.8)	(455.1)	(499.3)
Loss on extinguishment of debt	(70.0)	(54.5)	(9.6)
Share of income from equity investments	24.0	14.1	14.4
(Loss) gain on derivative instruments	(65.6)	(114.5)	283.7
Foreign currency (losses) gains	(34.1)	119.0	(387.6)
Interest income and other, net	8.3	6.2	26.1

Loss from continuing operations before income taxes	(293.3)	(352.8)	(834.2)
Income tax benefit	124.1	2.5	6.8

Loss from continuing operations	(169.2)	(350.3)	(827.4)

Discontinued operations
Gain on disposal, net of tax of £15.0	19.2	—	—
Income (loss) from discontinued operations, net of tax	8.6	(7.5)	(92.6)

Income (loss) on discontinued operations, net of tax	27.8	(7.5)	(92.6)

Net loss	£(141.4)	£(357.8)	£(920.0)

Basic and diluted loss from continuing operations per common share	£(0.52)	£(1.07)	£(2.52)

Basic and diluted income (loss) from discontinued operations per common share	£0.08	£(0.02)	£(0.28)

Basic and diluted net loss per common share	£(0.43)	£(1.09)	£(2.80)

Dividends per share (in U.S. dollars)	$0.16	$0.16	$0.16

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Operating activities:
Net loss	£(141.4)	£(357.8)	£(920.0)
(Income) loss on discontinued operations	(27.8)	7.5	92.6

Loss from continuing operations	(169.2)	(350.3)	(827.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,135.3	1,171.8	1,183.2
Goodwill and intangible asset impairments	—	4.7	362.2
Non-cash interest	19.5	17.3	(46.4)
Non-cash compensation	29.4	19.4	16.8
Loss on extinguishment of debt	70.1	53.6	9.6
(Income) loss from equity accounted investments, net of dividends received	(9.3)	(12.4)	10.7
Losses (gains) on derivative instruments	133.8	133.4	(278.1)
Unrealized foreign currency (gains) losses	(89.3)	(158.8)	371.6
Income taxes	(101.1)	2.8	(2.3)
Amortization of original issue discount and deferred finance costs	20.6	34.0	24.4
Other	0.5	1.2	0.6
Changes in operating assets and liabilities, net of effect from business disposals:
Accounts receivable	(28.4)	27.5	(8.3)
Inventory	(13.5)	(0.3)	(4.4)
Prepaid expenses and other current assets	6.3	(2.7)	(12.7)
Other assets	(2.0)	(14.9)	(11.0)
Accounts payable	4.5	(15.0)	(5.9)
Deferred revenue (current)	18.9	17.8	16.3
Accrued expenses and other current liabilities	18.9	(30.1)	(28.4)
Deferred revenue and other long term liabilities	(7.4)	(5.5)	5.2

Net cash provided by operating activities	1,037.6	893.5	775.7

Investing activities:
Purchase of fixed and intangible assets	(628.4)	(568.0)	(476.3)
Proceeds from sale of fixed assets	36.0	4.2	2.1
Principal repayments on loans to equity investments	8.4	12.5	8.6
Decrease in restricted cash	3.8	—	—
Disposal of businesses, net	167.4	(17.5)	—
Other	1.4	(2.5)	(1.5)

Net cash used in investing activities	(411.4)	(571.3)	(467.1)

Financing activities:
New borrowings, net of financing fees	3,072.0	1,610.2	447.7
Repurchase of common stock	(161.5)	—	—
Purchase of conversion hedges	(205.4)	—	—
Proceeds from employee stock option exercises	17.0	2.5	0.6
Principal payments on long term debt, including redemption premiums, and capital leases	(3,239.8)	(1,737.4)	(846.3)
Dividends paid	(34.1)	(33.3)	(29.3)
Realized gain on derivatives	—	88.3	—

Net cash used in financing activities	(551.8)	(69.7)	(427.3)

Cash flow from discontinued operations:
Net cash used in operating activities	(30.1)	(0.8)	(20.1)
Net cash used in investing activities	—	(1.0)	(3.4)

Net cash used in discontinued operations	(30.1)	(1.8)	(23.5)

Effect of exchange rate changes on cash and cash equivalents	4.7	(1.8)	2.4
Increase (decrease) in cash and cash equivalents	49.0	248.9	(139.8)
Cash and cash equivalents, beginning of year	430.5	181.6	321.4

Cash and cash equivalents, end of year	£479.5	£430.5	£181.6

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£438.8	£404.2	£515.8
Income taxes paid (received)	1.2	0.1	(0.1)

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock $.01 Par Value	Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2007	£1.8	£4,335.9		£131.4	£(0.2)	£17.4	£(1,675.8)	£2,810.5
Exercise of stock options and tax effect	—	0.6		—	—	—	—	0.6
Stock compensation costs	—	16.6		—	—	—	—	16.6
Dividends paid	—	—		—	—	—	(29.3)	(29.3)
Equity component of convertible notes	—	108.2		—	—	—	—	108.2
Comprehensive loss:
Net loss for the year ended December 31, 2008	—	—	(920.0)	—	—	—	(920.0)	(920.0)
Currency translation adjustment	—	—	38.2	38.2	—	—	—	38.2
Net gains on derivatives, net of tax	—	—	147.8	—	—	147.8	—	147.8
Reclassification of derivative gains to net income, net of tax	—	—	(125.1)	—	—	(125.1)	—	(125.1)
Pension liability adjustment, net of tax	—	—	(31.3)	—	(31.3)	—	—	(31.3)

			£(890.4)

Balance, December 31, 2008	£1.8	£4,461.3		£169.6	£(31.5)	£40.1	£(2,625.1)	£2,016.2
Exercise of stock options and tax effect	—	2.5		—	—	—	—	2.5
Stock compensation costs	—	19.4		—	—	—	—	19.4
Dividends paid	—	—		—	—	—	(33.3)	(33.3)
Comprehensive loss:
Net loss for the year ended December 31, 2009	—	—	(357.8)	—	—	—	(357.8)	(357.8)
Currency translation adjustment	—	—	(9.5)	(9.5)	—	—	—	(9.5)
Net losses on derivatives, net of tax	—	—	(216.6)	—	—	(216.6)	—	(216.6)
Reclassification of derivative losses to net income, net of tax	—	—	121.2	—	—	121.2	—	121.2
Pension liability adjustment, net of tax	—	—	(50.8)	—	(50.8)	—	—	(50.8)

			£(513.5)

Balance, December 31, 2009	£1.8	£4,483.2		£160.1	£(82.3)	£(55.3)	£(3,016.2)	£1,491.3
Exercise of stock options and tax effect	—	16.9		—	—	—	—	16.9
Repurchase of common stock	—	(154.3)		—	—	—	(7.2)	(161.5)
Stock compensation costs	—	29.4		—	—	—	—	29.4
Dividends paid	—	—		—	—	—	(34.1)	(34.1)
Comprehensive loss:
Net loss for the year ended December 31, 2010	—	—	(141.4)	—	—	—	(141.4)	(141.4)
Currency translation adjustment	—	—	2.5	2.5	—	—	—	2.5
Net gains on derivatives, net of tax	—	—	75.1	—	—	75.1	—	75.1
Reclassification of derivative gains to net income, net of tax	—	—	(29.0)	—	—	(29.0)	—	(29.0)
Pension liability adjustment, net of tax	—	—	15.4	—	15.4	—	—	15.4

			£(77.4)

Balance, December 31, 2010	£1.8	£4,375.2		£162.6	£(66.9)	£(9.2)	£(3,198.9)	£1,264.6

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

We are a leading provider of entertainment and communications services in the U.K., offering “quad-play” broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2010, we provided service to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 1.9 million prepay mobile customers and approximately 1.2 million contract mobile customers over third party networks.

In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also have an interest in the UKTV television channels through our joint ventures with BBC Worldwide.

On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment and have been treated in the consolidated financial statements as discontinued operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland. Our internal reporting structure and the related financial information used by management and the chief operating decision maker reflect changes we have made after the announcement of the sale of Virgin Media TV. Following this announcement, we have two reporting segments, Consumer and Business, as described below:

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

On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. These consolidated financial statements reflect sit-up as discontinued operations and we have retrospectively adjusted the statement of operations, cash flows and shareholders’ equity for the year ended December 31, 2008.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods, and accordingly, we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2009 and 2008. Virgin Media TV’s operations have been included in discontinued operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland.

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

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2010 and 2009.

Foreign Currency Translation

Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling, general and administrative expenses are denominated in U.K. pound sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary’s functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of operations.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £433.1 million and £370.4 million as at December 31, 2010 and 2009, respectively.

Restricted cash balances of £2.2 million as at December 31, 2010 and £6.0 million as at December 31, 2009 represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The movements in our allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Balance, January 1	£9.0	£15.2	£17.0
Charged to costs and expenses	25.4	24.4	31.3
Write offs, net of recoveries	(28.0)	(30.6)	(33.1)

Balance, December 31	£6.4	£9.0	£15.2

Inventory

Inventory consists of consumer goods for re-sale. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out, or FIFO, method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Fixed Assets

Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	5-30 years
Switches and headends	3-10 years
Customer premises equipment	5-10 years
Other operating equipment	4-20 years
Other equipment:
Buildings	20-50 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-10 years

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

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Intangible assets include customer lists. Customer lists represent the portion of the purchase price allocated to the value of the customer base acquired in business combinations. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to six years.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Asset Retirement Obligations

We account for our obligations under the Waste Electrical and Electronic Equipment Directive adopted by the European Union in accordance with the Asset Retirement and Environmental Obligations Topic of the FASB ASC whereby we accrue the cost to dispose of certain of our customer premises equipment at the time of acquisition. We also record asset retirement obligations for the estimated cost of removing leasehold improvements and equipment that have been installed on leased network sites and administrative buildings.

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

As of December 31, 2010 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £98.6 million and £112.2 million as of December 31, 2010 and 2009, respectively, are included on the consolidated balance sheets. Deferred financing costs associated with our convertible senior notes are amortized to the expected due date of the notes which is currently November 2016. Should the holders of the convertible senior notes continue to have the ability to, and elect to, convert their notes prior to November 2016, we will expense the deferred financing costs associated with the converted notes in the period of conversion.

Restructuring Costs

We account for our restructuring costs, which comprise of lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred. In 2008, we initiated a restructuring program aimed at driving further improvements in our operational performance and eliminating inefficiencies. Accruals in respect of exit activities within this program are recognized at the date the liability is incurred.

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

Revenue is stated net of value added tax, or VAT, collected from customers on behalf of U.K. tax authorities.

Consumer

Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Installation revenues are recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs, which is generally the case. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Bundled installation and service revenue is recognized in accordance with the guidance for multiple-element arrangements where the components of these arrangements represent separate units of accounting and the revenue from bundled components should be recognized separately. For bundled packages that have separately identifiable units of accounting, the total consideration is allocated to the different components based on their relative fair values. Our bundled arrangements for our residential customers do not generally have separately identifiable units of accounting.

Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed. Equipment revenue is stated net of discounts earned through service usage.

Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage rights expire.

In arrangements where mobile equipment and service revenue are bundled, we allocate revenue to the components of the contract based on their relative fair value. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

components based on the “residual value” method. The amount of revenue recognized on the delivered component is limited to the amount of cash collected.

Business

Rental revenues in respect of line rentals and rental of equipment provided to customers are recognized on a straight-line basis over the term of the rental agreement.

Installation revenues are recognized in accordance with the Revenue Recognition Topic at the time the installation is completed. When installation services are bundled with line or equipment rental we assess whether the components of the arrangement represent separate units of accounting and the revenue from bundled components should be recognized separately. For bundled packages that have separately identifiable units of accounting, the total consideration is allocated to the different components based on their relative fair values. Our bundled arrangements for our business customers do not generally have separately identifiable units of accounting. Revenues from installation services not considered to represent a separate unit of accounting are recognized over the expected life of the customer.

Subscriber Acquisition Costs

Costs incurred in respect of the acquisition of our customers, including payments to distributors and the cost of mobile handsets and mobile handset promotions, are expensed as incurred.

Advertising Expense

We expense the cost of advertising as incurred. Advertising costs were £120.9 million, £100.8 million and £92.8 million in 2010, 2009 and 2008, respectively.

Stock-Based Compensation

We have a number of stock-based employee compensation plans, as described more fully in note 11. We account for these compensation plans in accordance with the Compensation—Stock Compensation Topic of the FASB ASC. We measure stock-based compensation expense at fair value and record that expense based on our estimate of the number of instruments for which the requisite service period is expected to be rendered. Awards with graded vesting terms are recognized over the requisite service period for each separately vesting portion of the award. Where applicable, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.

Pensions

We account for our defined benefit pension arrangements in accordance with the Compensation-Retirement Benefits Topic of the FASB ASC which requires that pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated is generally independent of funding decisions or requirements.

We recognize the funded status of our defined benefit postretirement plans on our balance sheet and changes in the funded status are reflected in comprehensive income.

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

We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in the fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.

Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as a gain or loss on derivative instruments in the statement of operations. When an instrument designated as an accounting hedge expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Equity-linked Instruments

We determine the accounting treatment of equity-linked instruments according to the Distinguishing Liabilities from Equity and Derivatives and Hedging Topics of the FASB ASC. This involves assessing whether the instrument falls within the scope of the first topic and should be classified as an asset, liability or as equity. If the guidance in the first topic is not applicable, we evaluate the instrument according to the second topic to determine whether it is indexed to our stock and if necessary, whether it would be classified in equity. After applying the above guidance, we concluded that the conversion hedges should be treated as an asset on the consolidated balance sheet recognized at fair value and changes in the fair value are recognized as gains or losses on derivative instruments in the consolidated statement of operations.

Leases

Our leasing activities are principally related to administrative facilities, network related facilities, retail facilities and operating equipment. These leases generally provide us with renewal options. Certain leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight line basis over the lease term.

Contingent rent is not a material component of our total rent expense.

Income Taxes

We provide for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which valuation allowances are necessary to reduce our deferred tax assets. We recognize valuation allowances if it is not more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

Income (Loss) from Continuing and Discontinued Operations Per Common Share and Net Loss Per Common Share

Basic and diluted loss from continuing operations and discontinued operations per common share and net loss per common share are computed by dividing the loss from continuing operations, discontinued operations and net loss, respectively, by the average number of shares outstanding during the years ended December 31, 2010, 2009 and 2008. Options, warrants, shares issuable under the convertible senior notes, conversion hedges and shares of restricted stock held in escrow are excluded from the calculation of diluted net loss from continuing operations and discontinued operations per share for all periods presented since the inclusion of such securities is anti-dilutive. The average number of shares outstanding is computed as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Number of shares outstanding at start of period	329.4	328.1	327.5
Issues of common stock (average number outstanding during the period)	1.7	0.7	0.5
Purchase of treasury shares	(4.0)	—	—

Average number of shares outstanding	327.1	328.8	328.0

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Recent Accounting Pronouncements

In 2009, the FASB amended the accounting standards for revenue recognition to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this guidance as of January 1, 2011 on a prospective basis applicable for transactions originating or materially modified after that date. Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Note 4—Disposals

Disposal of Virgin Media TV

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior years and, accordingly, we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and cash flows for the years ended December 31, 2009 and 2008.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Disposals (continued)

We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB’s standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as described by the fair value measurements guidance issued by the FASB. We have performed a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, £33.6 million of the gain on disposal of Virgin Media TV was deferred within other liabilities on the balance sheet and will be treated as a reduction in operating costs over the contractual terms of the carriage arrangements, which range from 3 to 7 years. During 2010, £2.0 million of this deferred gain was recognized in the consolidated statement of operations.

The fair value of Virgin Media TV was determined utilizing the market approach along with other third party bids we received for the business. The market approach utilized market multiples for similar businesses along with indicative earnings before interest, tax, depreciation and amortization, or EBITDA, levels for the business. The fair value of the carriage agreements was estimated utilizing an analysis of the cost of carriage agreements with other suppliers of content, prices proposed or established by U.K. regulators and audience viewing data. Along with this, we utilized a discount rate of 9.5%. These fair value measurements utilize significant unobservable inputs and fall within Level 3 of the fair value hierarchy.

The results of operations of Virgin Media TV have been included as discontinued operations in the consolidated statements of operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland. On that date, consideration was received totaling £105.0 million. On September 17, 2010, additional consideration of £55.0 million was received upon full approval of the transaction by U.K. regulators. The terms of the sale and purchase agreement include customary warranties, guarantees and working capital adjustments which may impact the amount recognized in future periods. No U.K. income tax is due as a result of the gain on disposal of Virgin Media TV due to our ability to offset capital losses and capital allowances against this income. The tax expense associated with the gain on disposal in the consolidated statements of operations is offset with an equal tax benefit in continuing operations.

Revenue of the Virgin Media TV business, reported in discontinued operations, for the years ended December 31, 2010, 2009 and 2008 was £100.1 million, £167.8 million and £147.5 million, respectively. Virgin Media TV’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2010 and 2009 was £11.9 million and £15.3 million, respectively. Virgin Media TV’s pre-tax loss, reported within discontinued operations was £26.0 million for the year ended December 31, 2008.

Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the years ended December 31, 2010, 2009 and 2008 were £14.3 million, £27.3 million and £25.7 million, respectively.

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

Disposal of sit-up

On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was previously included within our former Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

We determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 for sit-up to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and we adjusted the consolidated balance sheet as of December 31, 2008 and consolidated statements of operations and cash flows for the year ended December 31, 2008 accordingly. Revenue of the sit-up business, reported in discontinued operations, for the years ended December 31, 2009 and 2008 was £38.9 million and £241.8 million, respectively. sit-up’s pre-tax loss, reported within discontinued operations, for the years ended December 31, 2009 and 2008 was £22.8 million, and £66.6 million, respectively. Revenue related to the carriage of the sit-up channels recognized in our former Consumer segment that had previously been eliminated for consolidation purposes was £0.6 million and £2.7 million for the years ended December 31, 2009 and 2008, respectively.

In accordance with the sale agreement, part of the consideration included a loan note from the purchasers. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified periods at commercial rates. Following the sale, our continuing involvement with sit-up was limited to the loan note and carriage agreement and is therefore not considered significant. The loan note was repaid during the year ended December 31, 2009.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Disposals (continued)

The fair value of the sit-up reporting unit, which was determined through the use of a combination of both the market and income approaches to calculate fair value, was found to be less than the carrying value. The market and income approaches declined from the goodwill impairment test we performed as at June 30, 2008 as a result of reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the reporting unit’s individual assets and liabilities and recognized a goodwill impairment charge of £39.9 million. During the year ended December 31, 2008, we impaired intangible assets relating to our sit-up reporting unit totaling £14.9 million. Subsequent to the year end, in accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC, we wrote down the assets held for sale to fair value based upon the agreed purchase consideration. This resulted in a £19.0 million impairment charge, which was recognized in the loss from discontinued operations for the year ended December 31, 2009.

Note 5—Fixed Assets (Including Leases)

Fixed assets consist of (in millions):

	Useful Economic Life	December 31,
		2010		2009
		Total	Under Capital Leases	(Adjusted)
				Total	Under Capital Leases
Operating equipment
Cable distribution plant	5-30 years	£6,621.5	£28.8	£6,384.3	£28.8
Switches and headends	3-10 years	835.0	36.7	820.3	20.0
Customer premises equipment	5-10 years	1,175.8	—	1,188.3	—
Other operating equipment	4-20 years	21.7	—	13.2	—

Total operating equipment		8,654.0	65.5	8,406.1	48.8
Other equipment
Land		8.8	—	13.5	—
Buildings	20-50 years	99.9	35.6	118.6	—
Leasehold improvements	7 years or, if less, the lease term	117.2	—	62.0	—
Computer infrastructure	3-5 years	241.8	44.5	273.9	56.3
Other equipment	5-10 years	240.2	198.0	248.6	124.0

Total other equipment		707.9	278.1	716.6	180.3

		9,361.9	343.6	9,122.7	229.1
Accumulated depreciation		(4,714.5)	(121.2)	(4,216.4)	(88.0)

		4,647.4	222.4	4,906.3	141.1
Construction in progress		115.7	—	139.5	—

		£4,763.1	£222.4	£5,045.8	£141.1

During the years ended December 31, 2010, 2009 and 2008, the assets acquired under capital leases totaled £132.2 million, £34.4 million and £99.2 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Fixed Assets (Including Leases) (continued)

Future minimum annual payments under capital and operating leases at December 31, 2010 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31,
2011	£92.9	£70.2
2012	64.1	47.6
2013	40.4	36.8
2014	23.9	29.5
2015	12.2	19.4
Thereafter	204.6	72.0

Total minimum lease payments	438.1	£275.5

Less: amounts representing interest	(192.2)

Present value of net minimum obligations	245.9
Less: current portion	(71.8)

Benefit obligation at end of year	£174.1

During 2010, we sold 42 properties for proceeds of £35.8 million in cash. These properties were immediately leased back for a term of up to 50 years and are classified as capital leases. The gain on disposal of these properties has been deferred and will be recognized over the term of the leases.

Total rental expense for the years ended December 31, 2010, 2009 and 2008 under operating leases was £52.7 million, £48.3 million and £31.8 million, respectively.

During 2010 and 2009, the changes in the asset retirement obligations were as follows (in millions):

	2010	2009
Asset retirement obligation at the beginning of the year	£46.3	£57.8
Assets acquired	17.3	12.7
Liabilities settled	(6.7)	(3.8)
Accretion expense	6.2	4.5
Revisions	3.8	(24.9)

Asset retirement obligation at the end of the year	£66.9	£46.3

During 2010, we revised our estimates of the timing and amounts of cash flows related to certain future asset retirement obligations. The revisions in respect to customer premises equipment resulted in a reduction of £20.9 million to our obligations and an offsetting reduction to fixed assets. We also revised our estimates of the timing and cash flows, along with a revision in our recognition policies, in respect to retirement obligations for equipment and leasehold improvements on leased premises. The revision in respect to these assets resulted in an increase in our obligations of £24.7 million with an offsetting increase in fixed assets. As a result of the change in recognition policies, a cumulative catch-up adjustment was recognized in the fourth quarter which did not have a material impact on our current, or prior period, consolidated balance sheet or consolidated statement of operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimate Useful Life	December 31,
		2010	2009
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,873.4	£1,873.7
Reorganization value in excess of amounts allocable to identifiable assets		144.1	144.1

		£2,017.5	£2,017.8

Intangible assets subject to amortization:
Cost
Customer lists	3-6 years	£754.6	£754.6
Software and intangible assets	1-3 years	—	5.5

		754.6	760.1

Accumulated amortization
Customer lists		636.2	489.5
Software and intangible assets		—	4.7

		636.2	494.2

		£118.4	£265.9

Estimated aggregate amortization expense for each of the five succeeding fiscal years after December 31, 2010 is as follows: £118.4 million in 2011 and nil thereafter.

During the years ended December 31, 2010 and 2009, assets not subject to amortization were adjusted for the following (in millions):

	Trademarks	Reorganization value	Goodwill
Balance, December 31, 2008	£4.7	£144.1	£1,879.4
Goodwill and intangible asset impairments	(4.7)	—	—
Amendment to business acquisition goodwill	—	—	(5.7)

Balance, December 31, 2009	£—	£144.1	£1,873.7

Amendment to business acquisition goodwill	—	—	(0.3)

Balance, December 31, 2010	£—	£144.1	£1,873.4

As at December 31, 2008, the gross carrying amount of goodwill was £2,241.6 million and accumulated impairment charges were £362.2 million.

As at December 31, 2010, goodwill and intangible assets not subject to amortization totaling £1,811.6 million and £205.9 million are allocated to our Consumer and Business reporting units, respectively. We performed our annual impairment reviews of our Consumer and Business reporting units as at October 1, 2010 and 2009. As a result of this review we concluded that no impairment charge was required at either date.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and Intangible Assets (continued)

During the fourth quarter of 2009, we entered into a license agreement with Virgin Enterprises Limited for use of the “Virgin” name for our Business reporting unit. As a result of the decision to rebrand this reporting unit, we recognized an impairment charge of £4.7 million in respect to the Telewest trademark which, we discontinued using from February 10, 2010.

As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the former Mobile reporting units. The fair value of this reporting unit was determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the Mobile reporting unit fair value was less than its carrying value.

The market approach valuations in respect of the Mobile reporting unit had declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Mobile reporting unit’s individual assets and liabilities and recognized a goodwill impairment charge of £362.2 million in the year ended December 31, 2008.

As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our former Cable reporting unit and concluded that no impairment charge was necessary. Subsequent to the year end, management performed an exercise to reallocate goodwill and reorganization value intangible assets that had been previously recognized in the former Cable and Mobile reporting units to our Consumer and Business reporting units. As a result of this review, goodwill and reorganization value intangible assets totaling £1,817.1 million and £206.4 million were allocated to the Consumer and Business reporting units, respectively. We also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. The revised amounts are tested for impairment on an annual basis on October 1 of each year.

Note 7—Investments

Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. This investment is accounted for under the equity method at December 31, 2010. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV.

Investments consist of (in millions):

	December 31,
	2010	2009
Loans and redeemable preference shares	£120.4	£129.3
Share of net assets	238.8	230.6

	£359.2	£359.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt

Long term debt consists of (in millions):

	December 31, 2010	December 31, 2009
Secured Obligation
U.S. Dollar
6.50% senior secured notes due 2018	£632.3	£—
Senior credit facility	—	275.3
Euro
Senior credit facility	—	356.5
Sterling
7.00% senior secured notes due 2018	863.1	—
Senior credit facility	1,675.0	2,481.0
Unsecured Obligation
U.S. Dollar
8.75% senior notes due 2014	—	55.3
9.125% senior notes due 2016	352.6	340.2
6.50% convertible senior notes due 2016	535.4	504.5
9.50% senior notes due 2016	843.2	810.9
8.375% senior notes due 2019	378.8	365.1
Euro
8.75% senior notes due 2014	—	41.9
9.50% senior notes due 2016	148.5	152.9
Sterling
9.75% senior notes due 2014	—	78.8
8.875% senior notes due 2019	344.8	344.5
Other Secured Obligation
Capital leases	245.9	166.6
Other	0.8	1.2

	6,020.4	5,974.7
Less current portion	(222.1)	(41.2)

	£5,798.3	£5,933.5

The effective interest rate on the senior credit facility was 4.2% and 5.3% as at December 31, 2010 and 2009, respectively.

The terms of the senior notes and senior credit facility as at December 31, 2010 are summarized below.

Senior Notes

At December 31, 2010, we had the following senior notes outstanding:

•	9.125% Senior Notes due August 15, 2016—The principal amount at maturity is $550 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2007.

•	9.50% Senior Notes due August 15, 2016—The principal amount at maturity is $1,350 million and €180 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2010.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

•	6.50% Senior Secured Notes due January 15, 2018—The principal amount at maturity is $1,000 million. Interest is payable semi-annually on June 15, and December 15 commencing June 15, 2010

•	7.00% Senior Secured Notes due January 15, 2018—The principal amount at maturity is £875 million. Interest is payable semi-annually on June 15, and December 15 commencing June 15, 2010

•	8.375% Senior Notes due October 15, 2019—The principal amount at maturity is $600 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

•	8.875% Senior Notes due October 15, 2019—The principal amount at maturity is £350 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

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

Convertible Senior Notes

On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion and used the proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.’s guarantees of our senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock. Based on the December 31, 2010 closing price of our common stock, the ‘if converted value’ of the convertible senior notes exceeds the outstanding principal amount by approximately £267.5 million.

Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.’s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

conveyance of all, or substantially all, of Virgin Media Inc.’s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.’s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.’s common stock per $1,000 of convertible senior notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as “make whole” fundamental changes, the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

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

Because the trading price of our common stock exceeded 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of 2010, holders of the convertible notes may elect to convert their convertible notes during the first quarter of 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the consolidated balance sheet as of December 31, 2010 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

In May 2008, the FASB issued new guidance which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. We adopted the guidance on January 1, 2009 as our convertible senior notes are within the scope of the guidance and we have applied it on a retrospective basis, whereby our prior period results have been adjusted.

We applied a nonconvertible borrowing rate of 10.35% which resulted in the recognition of a discount on the convertible senior notes totaling £108.2 million, with the offsetting amount recognized as a component of additional paid-in capital. In addition, a cumulative translation adjustment of £36.1 million was recognized in relation to prior periods due to the decrease in the foreign currency denominated debt balance subject to translation during 2008.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

The equity component of the convertible senior notes was £108.2 million as of December 31, 2010 and 2009. The following table presents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of December 31, 2010 and 2009 (in millions):

	December 31,
	2010	2009
Principal obligation	£641.1	£618.5
Unamortized discount	(105.7)	(114.0)

Net carrying amount	£535.4	£504.5

As of December 31, 2010, the remaining discount will be amortized over a period of approximately 6 years. The amount of interest cost recognized for the contractual interest coupon during the years ended December 31, 2010 and 2009 was approximately £42.0 million and £41.5 million, respectively. The amount of interest cost recognized for the amortization of the discount on the liability component of the senior convertible notes for the years ended December 31, 2010 and 2009 was £12.7 million and £11.2 million, respectively.

On October 27, 2010, we entered into capped call option transactions, or conversion hedges, with certain counterparties relating to our $1.0 billion 6.50% convertible senior notes due 2016. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes. The conversion hedges also provide various mechanisms for settlement in our common stock and/or cash in certain circumstances, based primarily on the settlement method elected for the notes. These conversion hedges have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible senior notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million in respect of the conversion hedges during the fourth quarter. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.

The conversion hedges do not qualify for equity classification under the authoritative guidance as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was approximately £191.9 million as of December 31, 2010, has been included as a non-current derivative financial asset in the consolidated balance sheet. The conversion hedges will be recorded at fair value at each reporting period with changes in fair values reported as a loss (gain) on derivative instruments in the consolidated statement of operations. Refer to Note 9 for additional discussion of the fair value measurement of the conversion hedges.

Senior Credit Facility

The principal amount outstanding under our senior credit facility at December 31, 2010 was £1,675.0 million. Our senior credit facility comprises a term facility denominated in pounds sterling, £1,675.0 million, and a revolving facility of £250.0 million. At December 31, 2010, £1,675.0 million of the term facility had been drawn and £15.8 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

The senior credit facility bears interest at LIBOR, plus a margin currently ranging from 2.75% to 3.75% and the applicable cost of complying with any reserve requirement. The margins on £1,000.0 million of the term loan A facilities and on the revolving credit facility ratchet range from 2.75% to 3.50% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £1,000.0 million of the term loan A facilities are due annually beginning in June 2011 and ending in June, 2015, and the remaining term loan B facility is repayable in full on its maturity date which is December 31, 2015.

On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment of all amounts outstanding under our old senior credit facility and for general corporate purposes.

The facility is secured through a guarantee from Virgin Media Finance. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of VMIH, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2010, we were in compliance with these covenants.

The agreements governing the senior secured notes and the senior credit facility significantly restrict the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, the agreements significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends at certain levels of leverage, or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	enter into sale and leaseback transactions or certain vendor financing arrangements;

•	create liens;

•	enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•	merge or consolidate or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

Long term debt repayments, excluding capital leases, as of December 31, 2010, are due as follows (in millions):

Period ending December 31:
2011	£150.3
2012	175.3
2013	200.1
2014	200.0
2015	950.0
Thereafter	4,264.1

Total debt payments	£5,939.8

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in levels 1 and 2 in the fair value hierarchy described above with the exception of our conversion hedges which fall in level 3. In estimating the fair value of our other financial instruments, we used the following methods and assumptions:

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Fair Value Measurements (continued)

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the consolidated balance sheet. The conversion hedges may only be exercised by us upon maturity of the convertible senior notes. As of December 31, 2010, the fair value of these instruments was estimated to be £191.9 million using the Black-Scholes Merton valuation technique. In accordance with the authoritative guidance, fair value represents an estimate of the exit price that would be received upon disposal of the conversion hedges as of the balance sheet date. The fair values of the conversion hedges are primarily impacted by our stock price but are also impacted by the duration of the options, the strike price ($19.22 per share) of the instrument, the cap price ($35 per share) of the instrument, expected volatility of our stock price, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the December 31, 2010 fair value of a hypothetical 20% increase and decrease in our stock price (holding all other inputs constant):

December 31, 2010
Estimated fair value of conversion hedges as reported	£191.9

Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£224.1

Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£145.5

Future changes in fair values of the conversion hedges will be reported as a loss (gain) on derivative instruments in the consolidated statement of operations.

If the price of our stock is below $19.22 upon maturity of the convertible senior notes, the options may be allowed to expire unused.

We have determined that the overall valuation of the conversion hedges is a level 3 measurement as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Non-performance risk is based on quoted credit default spreads for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of approximately £19 million.

The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

	2010	2009
Balance at January 1	£—	£—
Purchases	205.4	—
Unrealized loss included in gain (loss) on derivative instruments	(13.5)	—

Balance at December 31	£191.9	£—

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Fair Value Measurements (continued)

The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,675.0	£1,672.5	£3,112.8	£3,043.5
8.75% U.S. dollar senior notes due 2014	—	—	55.3	57.7
9.75% sterling senior notes due 2014	—	—	78.8	81.6
8.75% euro senior notes due 2014	—	—	41.9	43.7
9.125% U.S. dollar senior notes due 2016	352.6	380.3	340.2	359.4
6.50% U.S. dollar convertible senior notes due 2016	535.4	1,050.8	504.5	737.0
9.50% U.S. dollar senior notes due 2016	843.2	990.5	810.9	895.8
9.50% euro senior notes due 2016	148.5	182.1	152.9	173.5
8.375% U.S. dollar senior notes due 2019	378.8	421.5	365.1	377.0
8.875% sterling senior notes due 2019	344.8	397.7	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	632.3	677.5	—	—
7.00% sterling senior secured notes due 2018	863.1	925.3	—	—

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

At December 31, 2010 and 2009, we had £479.5 million and £430.5 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers’ financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2010, based on market values, we had 49% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

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

We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative trading purposes.

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the consolidated statements of operations. As a result of our effectiveness assessment at December 31, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance risk is based on quoted credit default spreads for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

Refer to notes 8 and 9 for a discussion of the conversion hedges.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Economic Hedge
Foreign currency forward rate contracts	0.8	1.9

	£0.8	£2.2

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£8.0	£—
Cross-currency interest rate swaps	137.9	63.7
Economic Hedge
Interest rate swaps	3.9	—
Cross-currency interest rate swaps	52.9	169.5
Conversion hedges	191.9	—
Other	—	1.9

	£394.6	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	—	2.4
Interest rate swaps	—	3.1
Cross currency interest rate swaps	13.3	—

	£13.3	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£21.0
Cross-currency interest rate swaps	10.3	27.6
Economic Hedge
Interest rate swaps	32.2	—
Cross-currency interest rate swaps	19.5	58.2

	£62.0	£106.8

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

As of December 31, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at December 31, 2010 were as follows:

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

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of December 31, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three month LIBOR in exchange for payments of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at December 31, 2010 were as follows:

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
Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of December 31, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases January 2011 to June 2011	Economic	$70.0	£44.0	1.5897

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Derivative Financial Instruments and Hedging Activities (continued)

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the year ended December 31, 2010, we recognized a gain totaling £0.5 million, relating to ineffectiveness. The following table presents the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the year ended December 31, 2010 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income	104.3	8.0	95.8	0.5	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange losses	(67.7)	—	(67.7)	—	—
Interest expense	(4.6)	—	(4.6)	—	—
Operating costs	(0.4)	—	—	(0.4)	—
Tax effect recognized	(17.9)	—	—	—	(17.9)

Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be nil, £1.9 million and nil relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 11—Stock-Based Compensation Plans

At December 31, 2010, we had a number of stock-based compensation plans, which are described below. In the years ended December 31, 2010 and December 31, 2009, the compensation cost that has been charged against income for these plans was £29.4 million and £19.4 million, respectively. All our stock-based awards granted under our long term incentive plans or individual employment agreements are issued under our stock incentive plans or the Virgin Media Sharesave Plan which have been approved by our stockholders.

Virgin Media Stock Incentive Plans

The Virgin Media Inc. stock incentive plans are intended to encourage Virgin Media stock ownership by employees and directors so that they may acquire or increase their proprietary interest in our company, to encourage such employees and directors to remain in our employ or service and to put forth maximum efforts for the success of the business. To accomplish these purposes, the plans provide that we may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock awards.

Under the Virgin Media Inc. 2010 Stock Incentive Plan, options to purchase up to 29.0 million shares of our common stock may be granted from time to time to certain of our employees. Accordingly, we have reserved 29.0 million shares of common stock for issuance under the Virgin Media Inc. 2010 Stock Incentive Plan.

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

Details of the stock option grants, restricted stock grants and restricted stock unit grants under the stock incentive plans and Virgin Media Sharesave plan are as follows:

Stock Option Grants

All options have a 10 year term and vest and become fully exercisable within five years of continued employment. We issue new shares upon exercise of the options. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Risk-free Interest Rate	1.89%	2.34%	2.43%
Expected Dividend Yield	0.90%	3.05%	1.00%
Expected Volatility	61.81%	61.48%	33.65%
Expected Lives	4.7 Years	4.6 Years	4.7 Years

Risk-free interest rate. This is the US Treasury Strip rate posted at the date of grant having a term equal to the expected life of the option. An increase in the risk-free rate will increase the compensation cost.

Expected dividend yield. This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will increase compensation cost.

Expected volatility. Actual historical changes in the market value of our stock are used to calculate the volatility assumption. We calculate daily market value changes over the most recent historical period as of the date of grant equal to the expected life of the option. An increase in the expected volatility will increase compensation cost.

Expected lives. This is the period of time over which the granted options are expected to remain outstanding. This assumption is based on actual stock option exercises. An increase in the expected lives will increase compensation cost.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Stock-Based Compensation Plans (continued)

A summary of the status of our stock option grants outstanding as of December 31, 2010 pursuant to the stock incentive plans and the Virgin Media Sharesave Plan and of the changes during the year ended December 31, 2010, is provided below.

	Stock Incentive Plans		Virgin Media Sharesave Plan	Total	Weighted Average Excise Price
	Non-performance Based	Performance Based
Outstanding—beginning of year	16,464,380	756,975	2,700,464	19,921,819	$14.18
Granted	2,729,147	—	689,280	3,418,427	17.16
Exercised	(3,059,554)	—	(30,927)	(3,090,481)	11.07
Forfeited or Expired	(1,325,650)	(31,819)	(157,702)	(1,515,171)	17.62

Outstanding—end of year	14,808,323	725,156	3,201,115	18,734,594	14.96

Exercisable at end of the year	6,093,041	413,156	—	6,506,197	19.38

Expected to vest	7,760,986	312,000	2,738,957	10,811,943	$12.63

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, was $8.81, $3.86 and $3.86, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was £20.6 million, £1.2 million and £0.1 million, respectively.

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

The aggregate intrinsic value of options outstanding as at December 31, 2010 was £148.4 million with a weighted average remaining contractual term of 6.4 years. The aggregate intrinsic value of options exercisable as at December 31, 2010 was £33.7 million with a weighted average remaining contractual term of 6.2 years. The aggregate intrinsic value of options expected to vest as at December 31, 2010 was £101.3 million with a weighted average remaining contractual term of 6.5 years.

Restricted Stock Grants

A summary of the status of our non-vested shares of restricted stock as of December 31, 2010, and of changes during the year ended December 31, 2010, is provided below.

	Non- performance Based	Performance Based	Total	Weighted Average Grant- date Fair value
Non-vested—beginning of year	230,000	1,150,000	1,380,000	$10.37
Granted	—	—	—	—
Earned at end 2009, distributed in 2010	—	(555,000)	(555,000)	9.28
Vested	(130,000)	—	(130,000)	13.14
Forfeited or Expired	—	(7,500)	(7,500)	9.28

Non-vested—end of year	100,000	587,500	687,500	$10.73

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Stock-Based Compensation Plans (continued)

As of December 31, 2010, there was £1.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock granted for which a measurement date has been established. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

The total fair value of shares of restricted stock vested during the years ended December 31, 2010, 2009 and 2008, was £7.0 million, £0.4 million and £2.9 million, respectively.

Restricted Stock Unit Grants

Participants in the our long term incentive plans are awarded restricted stock units which vest after a three year period dependent on the achievement of certain long term performance targets and continued employment. The final number of restricted stock units vesting will be settled, at the Compensation Committee’s discretion, in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

In 2010, the Compensation Committee introduced a relative stock performance measure to our stock incentive plan. The vesting of a proportion of restricted stock units under our 2010-2012 long term incentive plan is subject to a relative Total Shareholder Value (“TSV”) performance measure. The measure is based on a comparison of our stock price growth with that of a comparator group of organizations selected by the Compensation Committee. The fair value of our restricted stock units containing a market condition, granted under our 2010-2012 long term incentive plan were estimated at the date of grant using the Monte Carlo simulation model.

The following assumptions were used to measure the fair value of the proportion of restricted stock units subject to the TSV performance measure as of the grant date.

Year ended December 31, 2010
Risk-free Interest Rates	1.60% - 2.08%
Expected Dividend Yield	0.94%
Expected Volatility of Virgin Media Shares	70.11%
Expected Volatility of Selected Comparator Group Shares	26.97% - 58.42%
Expected Lives	2.98 Years

Risk-free interest rates. This is the range of domestic risk free rates representing the principle markets in which our stock and the stocks of the comparator group organizations trade. An increase in the risk-free rates will increase compensation cost.

Expected dividend yield. This is the annual rate of dividends per share over the stock price on the grant date. An increase in the dividend yield will increase compensation cost.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Stock-Based Compensation Plans (continued)

Expected volatility. Actual historical changes in the market value of our stock are used to calculate the volatility assumption. We calculate daily market value changes over the most recent historical period as of the date of grant equal to the expected term of the award. An increase in the expected volatility will increase compensation cost.

Expected volatility of selected comparator group shares. Actual historical changes in the market values of the selected comparator group stocks are used to calculate the volatility assumption. We calculate daily market value changes over the most recent historical period as of the date of grant equal to the expected term of the award. An increase in the expected volatility will decrease compensation cost.

Expected lives. This is the period of time after which the granted restricted stock units will vest. This assumption is based on the stated performance period. An increase in the expected lives will increase compensation cost.

A summary of the status of our non-vested restricted stock units as of December 31, 2010, and of the changes during the year ended December 31, 2010, is provided below:

	Performance Based	Weighted Average Grant-date Fair Value
Non-vested—beginning of year	4,265,722	$12.77
Granted	2,032,828	14.93
Vested	(162,012)	24.52
Forfeited or expired	(957,087)	17.93

Non-vested—end of year	5,179,451	$12.29

The restricted stock units that vested during the years ended December 31, 2010, 2009, 2008 had total fair values of £1.8 million, £0.7 million and nil, respectively.

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

Employer Contributions

For the year ended December 31, 2010, we contributed £16.9 million to our pension plans. We anticipate contributing a total of £17.4 million to fund our pension plans in 2011.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Employee Benefit Plans (continued)

Obligations and Funded Status

The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2010	2009
Benefit obligation at beginning of year	£377.8	£307.8
Service cost	1.6	1.2
Interest cost	21.4	17.4
Members' contributions	0.3	0.3
Actuarial loss	2.3	66.4
Benefits paid	(13.4)	(15.3)

Benefit obligation at end of year	£390.0	£377.8

In July 2010, the U.K. government announced that it will use the Consumer Price Index (CPI) rather than the Retail Price Index (RPI) for the purpose of determining statutory minimum pension increases for private sector pension schemes. The scheme rules of our defined benefit pension plans specify that pensions for members in deferment will increase in line with statutory increases. The reduction in the projected benefit obligation attributable to the change in the basis used to assume minimum pension increases from CPI to RPI for members in deferment has been included as a component of the actuarial loss (gain) in other comprehensive income.

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2010	2009
Fair value of plan assets at beginning of year	£306.2	£273.9
Actual return on plan assets	41.0	33.9
Employer contributions	16.9	13.4
Employee contributions	0.3	0.3
Benefits paid	(13.4)	(15.3)

Fair value of plan assets at end of year	£351.0	£306.2

The funded status as of December 31, 2010 and 2009 was as follows (in millions):

	Year ended December 31,
	2010	2009
Projected benefit obligation	£390.0	£377.8
Plan assets	351.0	306.2

Funded status	(39.0)	(71.6)

Non-current liability	£(39.0)	£(71.6)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Employee Benefit Plans (continued)

As at December 31, 2010 and 2009, all pension plans had projected benefit obligations in excess of plan assets. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2010	2009
Accumulated benefit obligation	£306.8	£366.6
Fair value of plan assets	277.4	306.2

Amount Included in Other Comprehensive Income

The amount included in other comprehensive income for the years ended December 31, 2010 and 2009 consisted of (in millions):

	Year ended December 31,
	2010	2009
Actuarial (gain) loss recognized in other comprehensive income	£(17.8)	£50.8
Actuarial (gain) loss recognized in net periodic benefit cost	(3.6)	—

Amount included in other comprehensive income	£(21.4)	£50.8

The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2010 and 2009 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2010	2009
Net actuarial loss	£73.4	£94.8
Net prior year service cost	0.1	0.1

Amount included in accumulated other comprehensive income	£73.5	£94.9

We expect to recognize £3.6 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2011.

Net Periodic Benefit Costs

The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Service Cost	£1.6	£1.2	£1.4
Interest Cost	21.4	17.4	18.3
Expected return on plan assets	(20.8)	(18.3)	(21.5)
Recognised actuarial loss	3.6	—	—

Total net periodic benefit cost	£5.8	£0.3	£(1.8)

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

Assumptions

The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2010	2009
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2010	2009
Discount rate	5.75%	5.75%
Expected long term rate of return on plan assets	6.50%	5.92%
Rate of compensation increase	4.00%	3.00%

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

Plan Assets

Our pension plan weighted-average asset allocations by asset category and by fair value hierarchy level at December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£141.3	£—	£—	£141.3
Government Bonds	111.9	—	—	111.9
Corporate Bonds	60.9	—	—	60.9
Real Estate	4.5	0.7	—	5.2
Hedge Funds	—	28.5	—	28.5
Cash	3.2	—	—	3.2

Total	£321.8	£29.2	£—	£351.0

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Employee Benefit Plans (continued)

	December 31, 2009 Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£115.2	£—	£—	£115.2
Government Bonds	100.3	—	—	100.3
Corporate Bonds	55.2	—	—	55.2
Real Estate	4.1	—	—	4.1
Hedge Funds	—	27.6	—	27.6
Cash	3.8	—	—	3.8

Total	£278.6	£27.6	£—	£306.2

The trustees of the main defined benefit pension plan, which makes up approximately 79% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% fund of hedge funds, 3% property and 47% bonds and cash, at December 31, 2010. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however, rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

There were no directly owned shares of our common stock included in the equity securities at December 31, 2010 or 2009.

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2010 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2011	£13.0
2012	13.9
2013	14.8
2014	15.8
2015	16.8
Years 2016-2020	£103.2

Defined Contribution Pension Plans

Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £14.0 million, £15.1 million and £14.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Restructuring and other charges

Restructuring and other charges in the year to December 31, 2010, 2009 and 2008 related primarily to employee termination and lease and contract exit costs in connection with the restructuring program initiated in 2008 as discussed below.

The lease and contract exit costs recorded during 2010 primarily relate to payments to exit the long term property leases for our main London office.

During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. During the second quarter of 2010, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan over a four-year period.

The following table summarizes, for the years ended December 31, 2010, 2009 and 2008, our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance,
December 31, 2007	£35.9	£12.6	£41.1	£—	£—	£89.6
Charged to expense	2.3	—	3.4	2.0	14.0	21.7
Revisions	(1.0)	(1.7)	3.7	—	—	1.0
Utilized	(20.7)	(10.9)	(9.7)	—	—	(41.3)

Balance,
December 31, 2008	16.5	—	38.5	2.0	14.0	71.0
Amendments offset against goodwill	—	—	(5.7)	—	—	(5.7)
Charged to expense	2.9	—	4.0	24.2	20.0	51.1
Revisions	(2.8)	—	(2.4)	(5.4)	(0.1)	(10.7)
Utilized	(4.0)	—	(7.0)	(19.0)	(18.4)	(48.4)

Balance,
December 31, 2009	12.6	—	27.4	1.8	15.5	57.3
Amendments offset against goodwill	—	—	(0.3)	—	—	(0.3)
Charged to expense	1.6	—	1.4	7.8	31.7	42.5
Revisions	—	—	7.2	(0.8)	4.1	10.5
Utilized	(3.9)	—	(10.2)	(7.7)	(30.6)	(52.4)

Balance,
December 31, 2010	£10.3	£—	£25.5	£1.1	£20.7	£57.6

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Income Taxes

The benefit (expense) for income taxes consists of the following (in millions):

	Year ended December 31,
	2010	2009	2008
Current:
Federal	£(4.9)	£1.5	£(0.2)
State and local	0.3	(0.1)	—
Foreign	25.0	4.9	4.7

Total current	20.4	6.3	4.5

Deferred:
Federal	79.8	(3.8)	(1.1)
Foreign	23.9	—	3.4

Total deferred	103.7	(3.8)	2.3

Total	£124.1	£2.5	£6.8

The foreign current tax benefit includes £18.3 million related to the income on discontinued operations and £6.7 million related to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. During 2010, we concluded that it was more likely than not that we would be able to utilize certain net operating loss carry forwards prior to their expiration, which will occur between 2020 and 2030, to reduce future U.S. federal income tax liabilities. Accordingly, we reduced the previously established valuation allowance on these net operating loss carry forwards to nil and recorded a federal deferred tax benefit of £79.8 million. The foreign deferred tax benefit relates to amounts included in the consolidated statement of other comprehensive income. The foreign current tax benefit from discontinued operations and the deferred tax benefit from other comprehensive income arise due to the application of the intraperiod allocation rules of the Income Taxes Topic of the FASB ASC. Tax expense of £18.3 million and £23.9 million is included as a component of the tax expense attributable to income on discontinued operations and other comprehensive income, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2010	2009
Deferred tax liabilities:
Intangibles	£31.5	£74.0
Equity investments	83.0	83.0
Derivative instruments	6.7	—
Convertible bond accretion	37.0	39.9
Unrealized foreign exchange differences	1.5	1.1

Total deferred tax liabilities	159.7	198.0

Deferred tax assets:
Net operating losses	829.9	1,029.2
Capital losses	3,268.8	3,442.1
Depreciation and amortization	2,340.7	2,214.8
Accrued expenses	57.8	56.9
Employee benefits	19.8	26.6
Derivative instruments	—	11.0
Capital costs and others	94.0	105.2

Total deferred tax assets	6,611.0	6,885.8

Valuation allowance for deferred tax assets	(6,454.5)	(6,770.8)

Net deferred tax assets	156.5	115.0

Net deferred tax liabilities	£3.2	£83.0

The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2010, 2009 and 2008 (in millions):

	Year ended December 31,
	2010	2009	2008
Balance, January 1	£6,770.8	£6,587.1	£6,548.3
Effect of changes in U.K. tax rates	(237.3)	—	—
Reduction in valuation allowance on U.S. NOLs	(79.8)	—	—
Reduction of valuation allowance due to gain on disposal of discontinued operations	(33.6)	—	—
Increase in U.K. and U.S. deferred tax attributes inclusive of foreign exchange movements	34.4	183.7	38.8

Balance, December 31	£6,454.5	£6,770.8	£6,587.1

The change in tax rates relates to a reduction in the UK corporate income tax rate from 28% in 2010, to 27% with effect from 1 April 2011. The deferred tax assets and liabilities presented for 2010 reflect the 27% rate. Further rate changes have been announced that are expected to reduce the UK corporate income tax rate in equal annual decrements of one percentage point to 24%, but these changes have not yet been enacted.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Income Taxes (continued)

A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized. To the extent that a portion of the valuation allowance is reduced, the benefit will be recognized as a reduction of income tax expense.

At December 31, 2010, we had net operating loss carryforwards for U.S. federal income tax purposes of £330 million that expire between 2020 and 2030. We have U.K. net operating loss carryforwards of £2.6 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the legal entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.5 billion and expires between 2011 and 2028. Section 382 may severely limit our ability to utilize these losses for U.S. purposes. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by subsidiaries owned by the group prior to the merger with Telewest.

At December 31, 2010, we had fixed assets on which future U.K. tax deductions can be claimed of £13.0 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims. This rate is expected to fall to 18% with effect from 1 April 2012.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax benefit attributable to continuing operations is as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Benefit at federal statutory rate (35%)	£102.7	£123.5	£292.0
Add:
Permanent book-tax differences	(36.6)	(24.6)	(139.0)
Foreign losses with no benefit	(38.6)	(78.1)	(94.3)
U.S. losses with no benefit	(2.9)	2.0	—
Difference between U.S. and foreign tax rates	(17.9)	(22.1)	(55.2)
State and local tax rate	0.3	(0.1)	—
Reduction in valuation allowance on U.S. NOLs	79.8	—	—
Foreign tax benefit from discontinued operations and OCI	42.2	—	3.4
Other	(4.9)	1.9	(0.1)

Benefit for income taxes	£124.1	£2.5	£6.8

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2010	2009	2008
Balance, January 1	£10.0	£20.4	£15.0
Additions based on tax positions related to the current year	—	—	—
Additions for tax provisions of prior years	0.3	1.6	5.4
Reductions for tax provisions of prior years	(0.4)	(0.8)	—
Reductions for lapse of applicable statute of limitation	—	(11.2)	—
Settlements	—	—	—

Balance, December 31	£9.9	£10.0	£20.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Income Taxes (continued)

The total amount of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 was £9.9 million, £10.0 million and £20.4 million respectively. Included in the balance of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 were £0.1 million, £0.5 million and £1.0 million respectively that, if recognized, would impact the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest in respect of unrecognized tax benefits of nil and £0.2 million at December 31, 2010 and 2009, respectively. The statute of limitations is open for the years 2007 to 2010 in the U.S. and 2009 to 2010 in the U.K., our major tax jurisdictions.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the estimates used to compute the provision for income taxes may change as new events occur, as more experience is acquired, as additional information is obtained and as our tax environment changes.

Note 15—Related Party Transactions

Virgin Enterprises Limited

We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2010, Virgin Entertainment Investment Holdings Limited beneficially owned 4.8% of our common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of our Board of Directors and is a Director of Virgin Enterprises Limited.

We own and have the right to use registered trademarks, including the exclusive right to use the “Virgin” name and logo in connection with our corporate activities and in connection with the activities of our consumer business under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the “Virgin” name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. Our license agreement provides for an annual royalty of 0.25% of certain consumer revenues, subject to a minimum annual royalty of £8.5 million. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name “Virgin Media”, we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on our Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to our Board of Directors.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Related Party Transactions (continued)

During the first quarter of 2010, ntl:Telewest Business announced that it would rebrand using the Virgin trade marks to “Virgin Media Business”. Virgin Media has entered into a trade mark license with Virgin Enterprises Ltd under which an annual royalty is payable of 0.25% of revenues from our business division, subject to a minimum payment of £1.5 million.

During the years ended December 31, 2010, 2009 and 2008, respectively, we incurred expenses of £10.1 million, £9.0 million, and £8.9 million for charges in respect of brand licensing and promotion of which £4.7 million and £2.3 million was payable at December 31, 2010 and 2009, respectively.

Other Virgin Companies

As a licensee of the “Virgin” brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm’s length terms.

UKTV Joint Ventures

Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay television packages available to our customers.

As at December 31, 2010 and 2009, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payables and receivables in respect of the UKTV joint ventures totaling £359.2 million and £359.9 million, respectively.

We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the years ended December 31, 2010, 2009 and 2008, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £24.8 million, £24.3 million and £22.1 million, respectively. These amounts are settled on a net basis at regular intervals.

During the years ended December 31, 2010, 2009 and 2008, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £34.4 million, £21.1 million and £46.7 million, respectively.

Note 16—Shareholders’ Equity

Authorized Share Capital

Our authorized share capital for issuance consists of one billion shares of common stock, 300.0 million shares of Class B redeemable common stock and five million shares of preferred stock with a par value of $0.01 each. As at December 31, 2010 there were 322.0 million shares of common stock outstanding, and no Class B redeemable common stock or preferred stock outstanding. The common stock is voting with rights to dividends as declared by the Board of Directors.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Shareholders’ Equity (continued)

The following table summarizes the movement in the number of shares of common stock outstanding during the years ended December 31, 2008, 2009 and 2010 (in millions):

Number of shares
December 31, 2007 outstanding shares	328.9
Net issuances and purchases during the period	0.1

December 31, 2008 outstanding shares	329.0
Net issuances and purchases during the period	1.8

December 31, 2009 outstanding shares	330.8
Net issuances and purchases during the period	(8.8)

December 31, 2010 outstanding shares	322.0

During the years ended December 31, 2010, 2009 and 2008, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1

Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and our subsidiaries’ existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Capital structure optimization

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions. This capital structure optimization program is expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. This

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Shareholders’ Equity (continued)

program may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with this program will be held in treasury or cancelled. See Note 8 for a discussion of the conversion hedges related to our convertible senior notes which were entered into as part of this program.

During year ended December 31, 2010, we repurchased 11.6 million shares of common stock in connection with this program, at an average purchase price per share of $21.98 (£161.5 million in aggregate), through an accelerated stock repurchase program and open market repurchases. The shares of common stock acquired in connection with this program were cancelled. As at December 31, 2010, the remaining amount authorized under the share repurchase program was £213.5 million. No shares of common stock were repurchased in the year ended December 31, 2009.

Series A Warrants

On January 10, 2003, we issued Series A warrants to some of our former creditors and stockholders. The Series A warrants were initially exercisable for a total of 8,750,496 shares of common stock at an exercise price of $309.88 per share. After adjustment to account for the rights offering and the reverse acquisition of Telewest in accordance with anti-dilution adjustment provisions, the Series A warrants were exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share. The Series A warrants expired on January 10, 2011.

Note 17—Commitments and Contingent Liabilities

At December 31, 2010, we were committed to pay £1,262.5 million for equipment and services, exclusive of capital and operating leases. This amount includes £743.6 million for operations and maintenance contracts and other commitments from January 1, 2012 to 2031. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2011	£518.9
2012	251.1
2013	204.4
2014	86.9
2015	74.2
Thereafter	127.0

£1,262.5

This table excludes £687.4 million of accounts payable and accrued liabilities as at December 31, 2010 which will be paid in 2011.

We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with the Contingencies Topic of the FASB ASC, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17—Commitments and Contingent Liabilities (Continued)

counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management’s attention and the creation of significant expenses.

Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £62.5 million as of December 31, 2010 that are not accrued for as we do not deem them to be probable of resulting in a liability. Any challenge of the VAT treatment of these activities could be subject to court proceedings before a potential settlement would be required. We currently expect an initial hearing on these matters to take place in late 2011 or early 2012.

Our banks have provided guarantees in the form of stand by letters of credit on our behalf as part of our contractual obligations. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2011	£14.9
2012	—
2013	—
2014	—
2015	—
Thereafter	2.1

£17.0

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

Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management’s measure of segment profit. Segment contribution excludes the impact of certain costs and

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Industry Segments (Continued)

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

The 2008 fiscal year amounts have been adjusted to conform to the current period presentation. Segment information for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	Year ended December 31, 2010
	Consumer	Business	Total
Revenue	£3,279.0	£596.8	£3,875.8
Segment contribution	1,982.4	342.8	2,325.2

	Year ended December 31, 2009
	Consumer	Business	Total
Revenue	£3,083.1	£580.8	£3,663.9
Segment contribution	1,841.9	339.7	2,181.6

	Year ended December 31, 2008
	Consumer	Business	Total
Revenue	£3,029.0	£626.0	£3,655.0
Inter segment revenue	—	0.4	0.4
Segment contribution	£1,803.6	£335.2	£2,138.8

The reconciliation of total segment contribution to our consolidated operating income (loss) is as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Total segment contribution	£2,325.2	£2,181.6	£2,138.8
Other operating and corporate costs	815.0	832.7	832.6
Restructuring and other charges	53.0	40.4	22.7
Depreciation	987.7	928.7	900.6
Amortization	147.6	243.1	282.6
Goodwill and intangible asset impairment	—	4.7	362.2

Consolidated operating income (loss)	£321.9	£132.0	£(261.9)

Note 19—Condensed Consolidating Financial Information—Senior Notes

We present the following consolidated financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 as required by Article 3-10(d) of Regulation S-X.

Virgin Media Finance is the issuer of the following senior notes:

•	$550 million aggregate principal amount of 9.125% senior notes due 2016

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

•	$1,350 million aggregate principal amount of 9.50% senior notes due 2016

•	€180 million aggregate principal amount of 9.50% senior notes due 2016

•	$600 million aggregate principal amount of 8.375% senior notes due 2019

•	£350 million aggregate principal amount of 8.875% senior notes due 2019

Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the senior notes on a senior basis. Each of Virgin Media Investment Holdings Limited, or VMIH, and Virgin Media Investments Limited, or VMIL, are conditional guarantors and have guaranteed the senior notes on a senior subordinated basis. VMIL is included as a conditional guarantor as at December 31, 2010 following its accession on December 30, 2009 as a senior subordinated guarantor of the senior notes issued by Virgin Media Finance.

Balance sheets	December 31, 2010
	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£101.3	£1.8	£0.4	£4.5	£—	£371.5	£—	£479.5
Restricted cash	—	—	—	—	—	2.2	—	2.2
Other current assets	0.4	—	—	8.7	—	538.3	—	547.4

Total current assets	101.7	1.8	0.4	13.2	—	912.0	—	1,029.1
Fixed assets, net	—	—	—	—	—	4,763.1	—	4,763.1
Good will and Intangible assets, net	—	—	(15.0)	—	—	2,150.9	—	2,135.9
Investments in, and loans to, parent and subsidiary companies	1,506.5	586.0	(988.0)	1,288.9	1,764.4	(3,790.6)	(8.0)	359.2
Other assets, net	201.1	—	—	275.8	—	69.0	—	545.9

Total assets	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

Current liabilities	£9.3	£64.2	£17.2	£127.1	£—	£2,091.2	£(811.8)	£1,497.2
Long-term debt, net of current portion	535.4	2,068.1	—	—	—	3,194.8	—	5,798.3
Other long-term liabilities	—	—	(0.1)	42.5	—	230.7	—	273.1
Shareholders’ equity (deficit)	1,264.6	(1,544.5)	(1,019.7)	1,408.3	1,764.4	(1,412.3)	803.8	1,264.6

Total liabilities and shareholders’ equity	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

Balance sheets	December 31, 2009
	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Cash and cash equivalents	£12.4	£1.9	£0.3	£292.9	£—	£123.0	£—	£430.5
Restricted cash	—	—	—	—	—	6.0	—	6.0
Other current assets	4.3	—	0.1	9.9	—	498.9	—	513.2
Current assets held for sale	—	—	—	—		152.8	—	152.8

Total current assets	16.7	1.9	0.4	302.8	—	780.7	—	1,102.5
Fixed assets, net	—	—	—	—	—	5,045.8	—	5,045.8
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,298.7	—	2,283.7
Investments in, and loans to, parent and subsidiary companies	1,977.8	766.8	(962.1)	2,859.9	—	(6,316.6)	2,034.1	359.9
Other assets, net	10.4	—	—	295.5	—	92.2	—	398.1

Total assets	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,900.8	£2,034.1	£9,190.0

Current liabilities	£9.1	£82.9	£25.2	£127.3	£—	£1,781.9	£(716.8)	£1,309.6
Current liabilities held for sale	—	—	—	—	—	83.8	—	83.8

Total current liabilities	9.1	82.9	25.2	127.3	—	1,865.7	(716.8)	1,393.4
Long term debt, net of current portion	504.5	2,189.5	—	1,798.9	—	1,440.6	—	5,933.5
Other long term liabilities	—	—	0.1	83.8	—	287.9	—	371.8
Shareholders’ equity (deficit)	1,491.3	(1,503.7)	(1,002.0)	1,448.2	—	(1,693.4)	2,750.9	1,491.3

Total liabilities and shareholders’ equity (deficit)	£2,004.9	£768.7	£(976.7)	£3,458.2	£—	£1,900.8	£2,034.1	£9,190.0

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

Statements of operations	Year ended December 31, 2010
	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£3,875.8	£—	£3,875.8
Operating costs	—	—	—	—	—	(1,575.0)	—	(1,575.0)
Selling, general and administrative expenses	(19.0)	—	—	—	—	(771.6)	—	(790.6)
Restructuring and other charges	—	—	—	—	—	(53.0)	—	(53.0)
Depreciation and amortization	—	—	—	—	—	(1,135.3)	—	(1,135.3)

Operating income (loss)	(19.0)	—	—	—	—	340.9	—	321.9
Interest expense	(59.7)	(216.2)	(100.7)	(425.9)	—	(932.2)	1,256.9	(477.8)
Loss on extinguishment of debt	—	—	—	(50.6)	—	(19.4)	—	(70.0)
Share of income from equity investments	—	—	—	—	—	24.0	—	24.0
Loss on derivative instruments	(17.4)	—	—	(46.2)	—	(2.0)	—	(65.6)
Foreign currency (losses) gains	0.9	1.5	(3.8)	4.8	—	(37.5)	—	(34.1)
Interest income and other, net	35.8	213.9	104.6	141.6	—	769.3	(1,256.9)	8.3
Income tax benefit (expense)	(4.2)	—	0.4	17.9	—	110.0	—	124.1

(Loss) income from continuing operations	(63.6)	(0.8)	0.5	(358.4)	—	253.1	—	(169.2)
Income on discontinued operations, net of tax	—	—	—	—	—	27.8	—	27.8
Equity in net (loss) income of subsidiaries	(77.8)	(101.5)	(78.2)	256.9	254.6	—	(254.0)	—

Net (loss) income	£(141.4)	£(102.3)	£(77.7)	£(101.5)	£254.6	£280.9	£(254.0)	£(141.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£3,663.9	£—	£3,663.9
Operating costs	—	—	—	—	(1,528.7)	—	(1,528.7)
Selling, general and administrative expenses	(19.5)	—	(0.1)	(0.3)	(766.4)	—	(786.3)
Restructuring and other charges	—	—	—	—	(40.4)	—	(40.4)
Depreciation and amortization	—	—	—	—	(1,171.8)	—	(1,171.8)
Goodwill and intangible asset impairments	—	—	—	—	(4.7)	—	(4.7)

Operating income (loss)	(19.5)	—	(0.1)	(0.3)	151.9	—	132.0
Interest expense	(56.9)	(190.9)	(111.9)	(356.0)	(644.5)	905.1	(455.1)
Loss on extinguishment of debt	—	—	—	(46.0)	(8.5)	—	(54.5)
Share of income from equity investments	—	—	—	—	14.1	—	14.1
(Losses) gains on derivative instruments	—	—	—	(116.6)	2.1	—	(114.5)
Foreign currency gains (losses)	1.3	(2.9)	(10.6)	144.5	(13.3)	—	119.0
Interest income and other, net	43.1	188.1	133.7	70.0	476.4	(905.1)	6.2
Income tax benefit (expense)	1.3	—	0.1	4.9	(3.8)	—	2.5

(Loss) income from continuing operations	(30.7)	(5.7)	11.2	(299.5)	(25.6)	—	(350.3)
Loss on discontinued operations, net of tax	—	—	—	—	(7.5)	—	(7.5)
Equity in net loss of subsidiaries	(327.1)	(345.8)	(338.5)	(46.3)	—	1,057.7	—

Net loss	£(357.8)	£(351.5)	£(327.3)	£(345.8)	£(33.1)	£1,057.7	£(357.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£3,655.0	£—	£3,655.0
Operating costs	—	—	—	—	(1,544.7)	—	(1,544.7)
Selling, general and administrative expenses	(19.9)	—	—	(0.1)	(784.1)	—	(804.1)
Restructuring and other charges	—	—	—	—	(22.7)	—	(22.7)
Depreciation and amortization	—	—	—	—	(1,183.2)	—	(1,183.2)
Goodwill and intangible asset impairments	—	—	—	—	(362.2)	—	(362.2)

Operating loss	(19.9)	—	—	(0.1)	(241.9)	—	(261.9)
Interest expense	(34.0)	(125.4)	(76.8)	(338.6)	(188.7)	264.2	(499.3)
Loss on extinguishment of debt	—	—	—	(6.6)	(3.0)	—	(9.6)
Share of income from equity investments	—	—	—	—	14.4	—	14.4
Gains (losses) on derivative instruments	—	—	—	297.6	(13.9)	—	283.7
Foreign currency (losses) gains	(1.8)	20.8	33.6	(114.0)	(326.2)	—	(387.6)
Interest income and other, net	25.0	124.1	102.5	76.5	(37.8)	(264.2)	26.1
Income tax benefit (expense)	—	—	(3.1)	20.6	(10.7)	—	6.8

(Loss) income from continuing operations	(30.7)	19.5	56.2	(64.6)	(807.8)	—	(827.4)
Loss on discontinued operations, net of tax	—	—	—	—	(92.6)	—	(92.6)
Equity in net loss of subsidiaries	(889.3)	(972.7)	(946.1)	(908.1)	—	3,716.2	—

Net loss	£(920.0)	£(953.2)	£(889.9)	£(972.7)	£(900.4)	£3,716.2	£(920.0)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.5)	£5.4	£6.8	£(10.9)	£—	£1,070.8	£—	£1,037.6
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(628.4)	—	(628.4)
Proceeds from sale of fixed assets	—	—	—	—	—	36.0	—	36.0
Principal repayments on loans to equity investments	—	—	—	—	—	8.4	—	8.4
Principal draw downs (repayments) on loans to Group companies	479.9	173.7	(6.7)	1,556.1	—	(2,203.0)	—	—
Decrease in restricted cash	—	—	—	—	—	3.8	—	3.8
Disposal of businesses, net	—	—	—	—	—	167.4	—	167.4
Other	—	—	—	—	—	1.4	—	1.4

Net cash (used in) provided by investing activities	479.9	173.7	(6.7)	1,556.1	—	(2,614.4)	—	(411.4)

Financing activities:
New borrowings, net of financing fees	—	—	—	(71.0)	—	3,143.0	—	3,072.0
Common stock repurchases	(161.5)	—	—	—	—	—	—	(161.5)
Purchase of conversion hedges	(205.4)	—	—	—	—	—	—	(205.4)
Proceeds from employee stock option exercises	17.0	—	—	—	—	—	—	17.0
Principal payments on long term debt and capital leases	—	(179.2)	—	(1,726.9)	—	(1,333.7)	—	(3,239.8)
Intercompany funding movements	22.8	—	—	(35.7)	—	12.9	—	—
Dividends paid	(34.1)	—	—	—	—	—	—	(34.1)

Net cash (used in) provided by financing activities	(361.2)	(179.2)	—	(1,833.6)	—	1,822.2	—	(551.8)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	—	(30.1)	—	(30.1)
Net cash used in investing activities	—	—	—	—	—	—	—	—

Net cash used in discontinued operations	—	—	—	—	—	(30.1)	—	(30.1)

Effect of exchange rates on cash and cash equivalents	4.7	—	—	—	—	—	—	4.7
Increase (decrease) in cash and cash equivalents	88.9	(0.1)	0.1	(288.4)	—	248.5	—	49.0
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	—	123.0	—	430.5

Cash and cash equivalents at end of period	£101.3	£1.8	£0.4	£4.5	£—	£371.5	£—	£479.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2009
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(8.5)	£—	£(2.0)	£(98.2)	£1,002.2	£—	£893.5
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(568.0)	—	(568.0)
Proceeds from the sale of fixed assets	—	—	—	—	4.2	—	4.2
Principal repayments on loans to equity investments	—	—	—	—	12.5	—	12.5
Principal (repayments) draw downs on loans to group companies	—	(1,002.1)	1.1	636.3	364.7	—	—
Disposal of businesses, net	—	—	—	—	(17.5)	—	(17.5)
Other	—	—	—	—	(2.5)	—	(2.5)

Net cash (used in) provided by investing activities	—	(1,002.1)	1.1	636.3	(206.6)	—	(571.3)

Financing activities:
New borrowings, net of financing activities	—	1,662.8	—	(40.2)	(12.4)	—	1,610.2
Proceeds from employee stock option exercises	2.5	—	—	—	—	—	2.5
Principal payments on long term debt, including redemption premiums, and capital leases	—	(689.1)	—	(233.5)	(814.8)	—	(1,737.4)
Intercompany funding movements	43.6	30.3	—	(60.2)	(13.7)	—	—
Dividends paid	(33.3)	—	—	—	—	—	(33.3)
Realized gain on derivatives	—	—	—	88.3	—	—	88.3

Net cash (used in) provided by financing activities	12.8	1,004.0	—	(245.6)	(840.9)	—	(69.7)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(0.8)	—	(0.8)
Net cash used in investing activities	—	—	—	—	(1.0)	—	(1.0)

Net cash used in discontinued operations	—	—	—	—	(1.8)	—	(1.8)

Effect of exchange rates on cash and cash equivalents	(1.8)	—	—	—	—	—	(1.8)
Increase (decrease) in cash and cash equivalents	2.5	1.9	(0.9)	292.5	(47.1)	—	248.9
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£12.4	£1.9	£0.3	£292.9	£123.0	£—	£430.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2008
Statement of cash flows	Company	Virgin Media Finance	Other Guarantors	VMIH	All Other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(49.4)	£—	£34.4	£19.7	£771.0	£—	£775.7
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(476.3)	—	(476.3)
Proceeds from the sale of fixed assets	—	—	—	—	2.1	—	2.1
Principal repayments on loans to equity investments	—	—	—	—	8.6	—	8.6
Principal (draw downs) repayments on loans to group companies	(477.3)	—	(44.9)	354.8	167.4	—	—
Other	—	—	—	—	(1.5)	—	(1.5)

Net cash (used in) provided by investing activities	(477.3)	—	(44.9)	354.8	(299.7)	—	(467.1)

Financing activities:
New borrowings, net of financing activities	496.7	—	—	(49.0)	—	—	447.7
Proceeds from employee stock option exercises	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	(286.9)	(559.4)	—	(846.3)
Intercompany funding movements	64.9	—	1.7	(38.9)	(27.7)	—	—
Dividends paid	(29.3)	—	—	—	—	—	(29.3)

Net cash provided by (used in) financing activities	532.9	—	1.7	(374.8)	(587.1)	—	(427.3)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(20.1)	—	(20.1)
Net cash used in investing activities	—	—	—	—	(3.4)	—	(3.4)

Net cash used in discontinued operations	—	—	—	—	(23.5)	—	(23.5)

Effect of exchange rates on cash and cash equivalents	2.4	—	—	—	—	—	2.4
(Decrease) increase in cash and cash equivalents	8.6	—	(8.8)	(0.3)	(139.3)	—	(139.8)
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following consolidated financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 as required by Article 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

	December 31, 2010
Balance sheets	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£101.3	£—	£374.4	£3.8	£—	£479.5
Restricted cash	—	—	2.2	—	—	2.2
Other current assets	0.4	—	543.9	3.1	—	547.4

Total current assets	101.7	—	920.5	6.9	—	1,029.1
Fixed assets, net	—	—	4,734.6	28.5	—	4,763.1
Goodwill and intangible assets, net	—	—	2,127.2	8.7	—	2,135.9
Investments in, and loans to, parent and subsidiary companies.	1,506.5	1,501.1	(814.8)	1,396.3	(3,229.9)	359.2
Other assets, net	201.1	—	344.8	—	—	545.9

Total assets	£1,809.3	£1,501.1	£7,312.3	£1,440.4	£(3,229.9)	£8,833.2

Current liabilities	£9.3	£4.6	£2,272.3	£22.7	£(811.7)	£1,497.2
Long term debt, net of current portion	535.4	1,495.4	3,767.5	—	—	5,798.3
Other long term liabilities	—	—	266.9	6.2	—	273.1
Shareholders' equity	1,264.6	1.1	1,005.6	1,411.5	(2,418.2)	1,264.6

Total liabilities and shareholders' equity	£1,809.3	£1,501.1	£7,312.3	£1,440.4	£(3,229.9)	£8,833.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£3,857.4	£18.4	£—	£3,875.8
Operating costs	—	—	(1,572.0)	(3.0)	—	(1,575.0)
Selling, general and administrative expenses	(19.0)	—	(771.7)	0.1	—	(790.6)
Restructuring and other charges	—	—	(53.0)	—	—	(53.0)
Depreciation and amortization	—	—	(1,133.5)	(1.8)	—	(1,135.3)

Operating income (loss)	(19.0)	—	327.2	13.7	—	321.9
Interest expense	(59.7)	(100.0)	(1,472.1)	(102.9)	1,256.9	(477.8)
Loss on extinguishment of debt	—	—	(70.0)	—	—	(70.0)
Share of income from equity investments	—	—	24.0	—	—	24.0
Losses on derivative instruments	(17.4)	—	(48.2)	—	—	(65.6)
Foreign currency (losses) gains	0.9	—	(31.2)	(3.8)	—	(34.1)
Interest and other income, net	35.8	101.1	1,023.6	104.7	(1,256.9)	8.3
Income tax benefit (expense)	(4.2)	—	127.9	0.4	—	124.1

(Loss) income from continuing operations	(63.6)	1.1	(118.8)	12.1	—	(169.2)
Income (loss) on discontinued operations, net of tax	—	—	27.8	—	—	27.8
Equity in net (loss) income of subsidiaries	(77.8)	—	21.7	(89.9)	146.0	—

Net (loss) income	£(141.4)	£1.1	£(69.3)	£(77.8)	£146.0	£(141.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2009
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£3,645.5	£18.4	£—	£3,663.9
Operating costs	—	—	(1,524.5)	(4.2)	—	(1,528.7)
Selling, general and administrative expenses	(19.5)	—	(662.3)	(104.5)	—	(786.3)
Restructuring and other charges	—	—	(40.2)	(0.2)	—	(40.4)
Depreciation and amortization	—	—	(1,162.4)	(9.4)	—	(1,171.8)
Goodwill and intangible asset impairments	—	—	(4.6)	(0.1)	—	(4.7)

Operating income (loss)	(19.5)	—	251.5	(100.0)	—	132.0
Interest expense	(56.9)	—	(1,180.1)	(124.8)	906.7	(455.1)
Loss on extinguishment of debt	—	—	(44.9)	(9.6)	—	(54.5)
Share of income from equity investments	—	—	14.1	—	—	14.1
Losses on derivative instruments	—	—	(114.5)	—	—	(114.5)
Foreign currency gains	1.3	—	117.7	—	—	119.0
Interest and other income, net	43.1	—	723.6	146.2	(906.7)	6.2
Income tax benefit	1.3	—	1.1	0.1	—	2.5

Loss from continuing operations	(30.7)	—	(231.5)	(88.1)	—	(350.3)
(Loss) gain on discontinued operations, net of tax	—	—	(7.5)	0	—	(7.5)
Equity in net loss of subsidiaries	(327.1)	—	(111.4)	(239.0)	677.5	—

Net loss	£(357.8)	£—	£(350.4)	£(327.1)	£677.5	£(357.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2008
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£3,629.4	£25.6	£—	£3,655.0
Operating costs	—	—	(1,540.0)	(4.7)	—	(1,544.7)
Selling, general and administrative expenses	(19.9)	—	(778.1)	(6.1)	—	(804.1)
Restructuring and other charges	—	—	(23.2)	0.5	—	(22.7)
Depreciation and amortization	—	—	(1,167.9)	(15.3)	—	(1,183.2)
Goodwill and intangible asset impairments	—	—	(352.4)	(9.8)	—	(362.2)

Operating loss	(19.9)	—	(232.2)	(9.8)	—	(261.9)
Interest expense	(34.0)	—	(1,471.8)	(94.6)	1,101.1	(499.3)
Loss on extinguishment of debt	—	—	(9.6)	—	—	(9.6)
Share of income from equity investments	—	—	14.4	—	—	14.4
Gains on derivative instruments	—	—	283.7	—	—	283.7
Foreign currency (losses) gains	(1.8)	—	(412.5)	26.7	—	(387.6)
Interest and other income, net	25.0	—	981.6	120.6	(1,101.1)	26.1
Income tax benefit (expense)	—	—	9.9	(3.1)	—	6.8

(Loss) income from continuing operations	(30.7)	—	(836.5)	39.8	—	(827.4)
Loss on discontinued operations, net of tax	—	—	(92.6)	—	—	(92.6)
Equity in net loss of subsidiaries	(889.3)	—	19.1	(929.1)	1,799.3	—

Net loss	£(920.0)	£—	£(910.0)	£(889.3)	£1,799.3	£(920.0)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in)operating activities	£(34.5)	£—	£1,110.3	£(38.2)	£—	£1,037.6

Investing activities:
Purchase of fixed and intangible assets	—	—	(627.5)	(0.9)	—	(628.4)
Proceeds from sale of fixed assets	—	—	36.0	—	—	36.0
Principal repayments on loans to equity investments	—	—	8.4	—	—	8.4
Principal drawdowns (repayments) on loans to group companies	479.9	(1,468.0)	708.5	279.6	—	—
Decrease in restricted cash	—	—	3.8	—	—	3.8
Disposal of businesses, net	—	—	167.4	—	—	167.4
Other	—	—	1.4	—	—	1.4

Net cash (used in) provided by investing activities	479.9	(1,468.0)	298.0	278.7	—	(411.4)

Financing activities:
New borrowings, net of Financing fees	—	1,468.0	1,604.0	—	—	3,072.0
Common stock repurchases	(161.5)	—	—	—	—	(161.5)
Purchase of conversion hedges	(205.4)	—	—	—	—	(205.4)
Proceeds from employee stock option exercises	17.0	—	—	—	—	17.0
Principal payments on long term debt including redemption premiums, and capital leases	—	—	(2,998.3)	(241.5)	—	(3,239.8)
Intercompany funding movements	22.8	—	(22.8)	—	—	—
Dividends paid	(34.1)	—	—	—	—	(34.1)

Net cash (used in) provided by financing activities	(361.2)	1,468.0	(1,417.1)	(241.5)	—	(551.8)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	(30.1)	—	—	(30.1)
Net cash used in investing activities	—	—	—	—	—	—

Net cash used in discontinued operations	—	—	(30.1)	—	—	(30.1)

Effect of exchange rates on cash and cash equivalents	4.7	—	—	—	—	4.7
Increase (decrease) in cash and cash equivalents	88.9	—	(38.9)	(1.0)	—	49.0
Cash and cash equivalents at beginning of period	12.4	—	413.3	4.8	—	430.5

Cash and cash equivalents at end of period	£101.3	£—	£374.4	£3.8	£—	£479.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2009
Statement of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(8.5)	£—	£909.3	£(7.3)	£—	£893.5

Investing activities:
Purchase of fixed and intangible assets	—	—	(566.6)	(1.4)	—	(568.0)
Proceeds from the sale of fixed assets	—	—	4.2	—	—	4.2
Principal repayments on loans to equity investments	—	—	12.5	—	—	12.5
Principal (repayments) drawdowns on loans to group companies	—	—	(54.8)	54.8	—	—
Disposal of businesses, net	—	—	(17.5)	—	—	(17.5)
Other	—	—	(2.5)	—	—	(2.5)

Net cash (used in) provided by investing activities	—	—	(624.7)	53.4	—	(571.3)

Financing activities:
New borrowings, net of financing fees	—	—	1,610.2	—	—	1,610.2
Proceeds from employee stock option exercises	2.5	—	—	—	—	2.5
Principal payments on long term debt, including redemption premiums and capital leases	—	—	(1,690.4)	(47.0)	—	(1,737.4)
Intercompany funding movements	43.6	—	(43.6)	—	—	—
Dividends paid	(33.3)	—	—	—	—	(33.3)
Realized gain on derivatives	—	—	88.3	—	—	88.3

Net cash (used in) provided by financing activities	12.8	—	(35.5)	(47.0)	—	(69.7)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	(0.8)	—	—	(0.8)
Net cash used in investing activities	—	—	(1.0)	—	—	(1.0)

Net cash used in discontinued operations	—	—	(1.8)	—	—	(1.8)

Effect of exchange rates on cash and cash equivalents	(1.8)	—	—	—	—	(1.8)
Increase in cash and cash equivalents	2.5	—	247.3	(0.9)	—	248.9
Cash and cash equivalents at beginning of period	9.9	—	166.0	5.7	—	181.6

Cash and cash equivalents at end of period	£12.4	£—	£413.3	£4.8	£—	£430.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

Statement of cash flows	Year ended December 31, 2008
	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£(49.4)	£—	£827.3	£(2.2)	£—	£775.7

Investing activities:
Purchase of fixed and intangible assets	—	—	(472.6)	(3.7)	—	(476.3)
Proceeds from the sale of fixed assets	—	—	2.1	—	—	2.1
Principal repayments on loans to equity investments	—	—	8.6	—	—	8.6
Principal (repayments) drawdowns on loans to group companies	(477.3)	—	413.8	63.5	—	—
Other	—	—	(1.5)	—	—	(1.5)

Net cash (used in) provided by investing activities	(477.3)	—	(49.6)	59.8	—	(467.1)

Financing activities:
New borrowings, net of financing fees	496.7	—	(49.0)	—	—	447.7
Proceeds from employee stock option exercises	0.6	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	(794.1)	(52.2)	—	(846.3)
Intercompany funding movements	64.9	—	(51.4)	(13.5)	—	—
Dividends paid	(29.3)	—	—	—	—	(29.3)

Net cash (used in) provided by financing activities	532.9	—	(894.5)	(65.7)	—	(427.3)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	(20.1)	—	—	(20.1)
Net cash used in investing activities	—	—	(3.4)	—	—	(3.4)

Net cash used in discontinued operations	—	—	(23.5)	—	—	(23.5)

Effect of exchange rates on cash and cash equivalents	2.4	—	—	—	—	2.4
(Decrease) increase in cash and cash equivalents	8.6	—	(140.3)	(8.1)	—	(139.8)
Cash and cash equivalents at beginning of period	1.3	—	306.3	13.8	—	321.4

Cash and cash equivalents at end of period	£9.9	£—	£166.0	£5.7	£—	£181.6

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events

Senior Credit Facility Amendment

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment did not have an impact on the amount of debt included on our consolidated balance sheet as of December 31, 2010 but did serve to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

Condensed Consolidating Financial Information—Senior Secured Notes

On February 15, 2011 and February 18, 2011, pursuant to the provisions of our senior credit facility and our senior secured notes, we released certain guarantors from their obligations under those debt instruments. This release resulted in a change of the guarantor structure underlying our senior secured notes and, subsequently, in the reclassification of these companies, that had been included as guarantors, as non-guarantors. The following condensed consolidating financial information has been adjusted to reflect the revised guarantor structure.

	December 31, 2010
Balance sheets	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£101.3	£—	£356.9	£21.3	£—	£479.5
Restricted cash	—	—	1.3	0.9	—	2.2
Other current assets	0.4	—	524.7	22.3	—	547.4

Total current assets	101.7	—	882.9	44.5	—	1,029.1
Fixed assets, net	—	—	4,070.8	692.3	—	4,763.1
Goodwill and intangible assets, net	—	—	1,978.9	157.0	—	2,135.9
Investments in, and loans to, parent and subsidiary companies.	1,506.5	1,501.1	(646.9)	1,228.4	(3,229.9)	359.2
Other assets, net	201.1	—	343.3	1.5	—	545.9

Total assets	£1,809.3	£1,501.1	£6,629.0	£2,123.7	£(3,229.9)	£8,833.2

Current liabilities	£9.3	£4.6	£1,667.0	£628.0	£(811.7)	£1,497.2
Long term debt, net of current portion	535.4	1,495.4	3,767.5	—	—	5,798.3
Other long term liabilities	—	—	188.9	84.2	—	273.1
Shareholders' equity	1,264.6	1.1	1,005.6	1,411.5	(2,418.2)	1,264.6

Total liabilities and shareholders' equity	£1,809.3	£1,501.1	£6,629.0	£2,123.7	£(3,229.9)	£8,833.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events (continued)

Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	December 31, 2009
Balance sheets	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£12.4	£—	£387.4	£30.7	£—	£430.5
Restricted cash	—	—	5.1	0.9	—	6.0
Other current assets	4.3	—	497.2	11.7	—	513.2
Current assets held for sale	—	—	—	152.8	—	152.8

Total current assets	16.7	—	889.7	196.1	—	1,102.5
Fixed assets, net	—	—	4,273.5	772.3	—	5,045.8
Goodwill and intangible assets, net	—	—	2,115.9	167.8	—	2,283.7
Investments in, and loans to, parent and subsidiary companies	1,977.8	—	195.4	1,334.2	(3,147.5)	359.9
Other assets, net	10.4	—	386.4	1.3	—	398.1

Total assets	£2,004.9	£—	£7,860.9	£2,471.7	£(3,147.5)	£9,190.0

Other current liabilities	£9.1	£—	£1,440.6	£576.7	£(716.8)	£1,309.6
Current liabilities held for sale	—	—	—	83.8	—	83.8

Total current liabilities	9.1	—	1,440.6	660.5	(716.8)	1,393.4
Long term debt, net of current portion	504.5	—	5,153.4	275.6	—	5,933.5
Other long term liabilities	—	—	253.4	118.4	—	371.8
Shareholders’ equity	1,491.3	—	1,013.5	1,417.2	(2,430.7)	1,491.3

Total liabilities and shareholders’ equity	£2,004.9	£—	£7,860.9	£2,471.7	£(3,147.5)	£9,190.0

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events (continued)

Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£3,465.2	£410.6	£—	£3,875.8
Operating costs	—	—	(1,344.9)	(230.1)	—	(1,575.0)
Selling, general and administrative expenses	(19.0)	—	(672.3)	(99.3)	—	(790.6)
Restructuring and other charges	—	—	(23.0)	(30.0)	—	(53.0)
Depreciation and amortization	—	—	(1,008.9)	(126.4)	—	(1,135.3)

Operating income (loss)	(19.0)	—	416.1	(75.2)	—	321.9
Interest expense	(59.7)	(100.0)	(1,024.3)	(550.7)	1,256.9	(477.8)
Loss on extinguishment of debt	—	—	(70.0)	—	—	(70.0)
Share of income from equity investments	—	—	—	24.0	—	24.0
Losses on derivative instruments	(17.4)	—	(48.2)	—	—	(65.6)
Foreign currency (losses) gains	0.9	—	4.8	(39.8)	—	(34.1)
Interest and other income, net	35.8	101.1	639.8	488.5	(1,256.9)	8.3
Income tax benefit (expense)	(4.2)	—	48.1	80.2	—	124.1

(Loss) income from continuing operations	(63.6)	1.1	(33.7)	(73.0)	—	(169.2)
Income on discontinued operations, net of tax	—	—	—	27.8	—	27.8
Equity in net (loss) income of subsidiaries	(77.8)	—	(35.6)	(32.6)	146.0	—

Net (loss) income	£(141.4)	£1.1	£(69.3)	£(77.8)	£146.0	£(141.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events (continued)

Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2009
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£3,338.3	£325.6	£—	£3,663.9
Operating costs	—	—	(1,357.8)	(170.9)	—	(1,528.7)
Selling, general and administrative expenses	(19.5)	—	(702.1)	(64.7)	—	(786.3)
Restructuring and other charges	—	—	(38.2)	(2.2)	—	(40.4)
Depreciation and amortization	—	—	(1,031.1)	(140.7)	—	(1,171.8)
Goodwill and intangible asset impairments	—	—	(4.4)	(0.3)	—	(4.7)

Operating income (loss)	(19.5)	—	204.7	(53.2)	—	132.0
Interest expense	(56.9)	—	(823.8)	(479.5)	905.1	(455.1)
Loss on extinguishment of debt	—	—	(54.5)	—	—	(54.5)
Share of income from equity investments	—	—	—	14.1	—	14.1
Losses on derivative instruments	—	—	(114.5)	—	—	(114.5)
Foreign currency gains	1.3	—	105.9	11.8	—	119.0
Interest and other income, net	43.1	—	449.6	418.6	(905.1)	6.2
Income tax benefit (expense)	1.3	—	4.9	(3.7)	—	2.5

Loss from continuing operations	(30.7)	—	(227.7)	(91.9)	—	(350.3)
(Loss) gain on discontinued operations, net of tax	—	—	—	(7.5)	—	(7.5)
Equity in net loss of subsidiaries	(327.1)	—	(122.7)	(227.7)	677.5	—

Net loss	£(357.8)	£—	£(350.4)	£(327.1)	£677.5	£(357.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events (continued)

Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2008
Statements of operations	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£3,305.6	£349.4	£—	£3,655.0
Operating costs	—	—	(1,420.2)	(124.5)	—	(1,544.7)
Selling, general and administrative expenses	(19.9)	—	(700.2)	(84.0)	—	(804.1)
Restructuring and other charges	—	—	(20.5)	(2.2)	—	(22.7)
Depreciation and amortization	—	—	(1,100.7)	(82.5)	—	(1,183.2)
Goodwill and intangible asset impairments	—	—	(335.6)	(26.6)	—	(362.2)

Operating loss	(19.9)	—	(271.6)	29.6	—	(261.9)
Interest expense	(34.0)	—	(967.9)	(598.5)	1,101.1	(499.3)
Loss on extinguishment of debt	—	—	(9.6)	—	—	(9.6)
Share of income from equity investments	—	—	—	14.4	—	14.4
Gains on derivative instruments	—	—	283.7	—	—	283.7
Foreign currency (losses) gains	(1.8)	—	(359.5)	(26.3)	—	(387.6)
Interest and other income, net	25.0	—	503.7	598.5	(1,101.1)	26.1
Income tax benefit (expense)	—	—	8.1	(1.3)	—	6.8

(Loss) income from continuing operations	(30.7)	—	(813.1)	16.4	—	(827.4)
Loss on discontinued operations, net of tax	—	—	—	(92.6)	—	(92.6)
Equity in net loss of subsidiaries	(889.3)	—	(96.9)	(813.1)	1,799.3	—

Net loss	£(920.0)	£—	£(910.0)	£(889.3)	£1,799.3	£(920.0)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events (continued)

Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.5)	£—	£1,103.8	£(31.7)	£—	£1,037.6
Investing activities:
Purchase of fixed and intangible assets	—	—	(587.0)	(41.4)	—	(628.4)
Proceeds from sale of fixed assets	—	—	30.5	5.5	—	36.0
Principal repayments on loans to equity investments	—	—	—	8.4	—	8.4
Principal draw downs (repayments) on loans to group companies	479.9	(1,468.0)	835.1	153.0	—	—
Decrease in restricted cash	—	—	3.8	—	—	3.8
Disposal of businesses, net	—	—	—	167.4	—	167.4
Other	—	—	—	1.4	—	1.4

Net cash (used in) provided by investing activities	479.9	(1,468.0)	282.4	294.3	—	(411.4)

Financing activities:
New borrowings, net of financing fees	—	1,468.0	1,604.0	—	—	3,072.0
Common stock repurchases	(161.5)	—	—	—	—	(161.5)
Purchase of conversion hedges	(205.4)	—	—	—	—	(205.4)
Proceeds from employee stock option exercises	17.0	—	—	—	—	17.0
Principal payments on long term debt and capital leases	—	—	(2,997.9)	(241.9)	—	(3,239.8)
Intercompany funding movements	22.8	—	(22.8)	—	—	—
Dividends paid	(34.1)	—	—	—	—	(34.1)

Net cash (used in) provided by financing activities	(361.2)	1,468.0	(1,416.7)	(241.9)	—	(551.8)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	(30.1)	—	(30.1)
Net cash used in investing activities	—	—	—	—	—	—

Net cash used in discontinued operations	—	—	—	(30.1)	—	(30.1)

Effect of exchange rates on cash and cash equivalents	4.7	—	—	—	—	4.7
Increase (decrease) in cash and cash equivalents	88.9	—	(30.5)	(9.4)	—	49.0
Cash and cash equivalents at beginning of period	12.4	—	387.4	30.7	—	430.5

Cash and cash equivalents at end of period	£101.3	£—	£356.9	£21.3	£—	479.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events (continued)

Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2009
Statement of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(8.5)	£—	£999.8	£(97.8)	£—	£893.5

Investing activities:
Purchase of fixed and intangible assets	—	—	(531.8)	(36.2)	—	(568.0)
Proceeds from the sale of fixed assets	—	—	4.0	0.2	—	4.2
Principal repayments on loans to equity investments	—	—	—	12.5	—	12.5
Principal (repayments) drawdowns on loans to group companies	—	—	(185.5)	185.5	—	—
Disposal of businesses, net	—	—	—	(17.5)	—	(17.5)
Other	—	—	—	(2.5)	—	(2.5)

Net cash (used in) provided by investing activities	—	—	(713.3)	142.0	—	(571.3)

Financing activities:
New borrowings, net of financing fees	—	—	1,610.2	—	—	1,610.2
Proceeds from employee stock option exercises	2.5	—	—	—	—	2.5
Principal payments on long term debt, including redemption premiums and capital leases	—	—	(1,690.1)	(47.3)	—	(1,737.4)
Intercompany funding movements	43.6	—	(43.6)	—	—	—
Dividends paid	(33.3)	—	—	—	—	(33.3)
Realized gain on derivatives	—	—	88.3	—	—	88.3

Net cash (used in) provided by financing activities	12.8	—	(35.2)	(47.3)	—	(69.7)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	(0.8)	—	(0.8)
Net cash used in investing activities	—	—	—	(1.0)	—	(1.0)

Net cash used in discontinued operations	—	—	—	(1.8)	—	(1.8)

Effect of exchange rates on cash and cash equivalents	(1.8)	—	—	—	—	(1.8)
Increase in cash and cash equivalents	2.5	—	251.3	(4.9)	—	248.9
Cash and cash equivalents at beginning of period	9.9	—	136.1	35.6	—	181.6

Cash and cash equivalents at end of period	£12.4	£—	£387.4	£30.7	£—	£430.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21—Subsequent Events (continued)

Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2008
Statement of cash flows	Company	Virgin Media Secured Finance PLC	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(49.4)	£—	£781.8	£43.3	£—	£775.7

Investing activities:
Purchase of fixed and intangible assets	—	—	(448.9)	(27.4)	—	(476.3)
Proceeds from the sale of fixed assets	—	—	2.1	—	—	2.1
Principal repayments on loans to equity investments	—	—	—	8.6	—	8.6
Principal (repayments) drawdowns on loans to group companies	(477.3)	—	417.9	59.4	—	(—)
Purchase of investments	—	—	—	(1.5)	—	(1.5)

Net cash (used in) provided by investing activities	(477.3)	—	(28.9)	39.1	—	(467.1)

Financing activities:
New borrowings, net of financing fees	496.7	—	(49.0)	—	—	447.7
Proceeds from employee stock option exercises	0.6	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	(793.8)	(52.5)	—	(846.3)
Intercompany funding movements	64.9	—	(51.4)	(13.5)	—	—
Dividends paid	(29.3)	—	—	—	—	(29.3)

Net cash (used in) provided by financing activities	532.9	—	(894.2)	(66.0)	—	(427.3)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	(20.1)	—	(20.1)
Net cash used in investing activities	—	—	—	(3.4)	—	(3.4)

Net cash used in discontinued operations	—	—	—	(23.5)	—	(23.5)

Effect of exchange rates on cash and cash equivalents	2.4	—	—	—	—	2.4
(Decrease) increase in cash and cash equivalents	8.6	—	(141.3)	(7.1)	—	(139.8)
Cash and cash equivalents at beginning of period	1.3	—	277.4	42.7	—	321.4

Cash and cash equivalents at end of period	£9.9	£—	£136.1	£35.6	£—	£181.6

VIRGIN MEDIA INC.

SCHEDULE I—FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

(in millions, except par value)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	£101.3	£12.4
Other current assets	0.4	4.3

Total current assets	101.7	16.7
Fixed assets, net	—	—
Investments in and loans to affiliates, net	1,506.5	1,977.8
Other assets, net	201.1	10.4

Total assets	£1,809.3	£2,004.9

Liabilities and shareholders' equity
Current liabilities	£9.3	£9.1
Long term debt	535.4	504.5
Other long term liabilities	—	—
Shareholders' equity
Common stock—$0.01 par value; authorised 1.000.0 (2010 and 2009) shares; issued and outstanding 322.0 (2010) and 330.8 (2009) shares	1.8	1.8
Additional paid in capital	4,405.3	4,508.0
Unearned stock compensation	(30.1)	(24.8)
Accumulated other comprehensive income	86.5	22.5
Accumulated deficit	(3,198.9)	(3,016.2)

Total shareholders' equity	1,264.6	1,491.3

Total liabilities and shareholders' equity	£1,809.3	£2,004.9

See accompanying notes.

VIRGIN MEDIA INC.

FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2010	2009	2008
Costs and expenses
General and administrative expenses	£(19.0)	£(19.5)	£(19.9)

Operating loss	(19.0)	(19.5)	(19.9)

Other income (expense)
Interest expense	(59.7)	(56.9)	(34.0)
Loss in derivative instruments	(17.4)	—	—
Foreign currency gains (losses)	0.9	1.3	(1.8)
Interest income and other, net	35.8	43.1	25.0

Loss before income taxes and equity in net loss of subsidiaries	(59.4)	(32.0)	(30.7)
Income tax (expense) benefit	(4.2)	1.3	—

Loss before equity in net loss of subsidiaries	(63.6)	(30.7)	(30.7)
Equity in net loss of subsidiaries	(77.8)	(327.1)	(889.3)

Net loss	£(141.4)	£(357.8)	£(920.0)

See accompanying notes.

VIRGIN MEDIA INC.

FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2010	2009	2008
Net cash used in operating activities	£(34.5)	£(8.5)	£(49.4)
Investing activities
Principal drawdowns (repayments) on loans to group companies	479.9	—	(477.3)

Net cash provided by (used in) investing activities	479.9	—	(477.3)

Financing activities
Proceeds from new borrowings, net of financing fees	—	—	496.7
Common stock repurchases	(161.5)	—	—
Purchase of conversion hedges	(205.4)	—	—
Proceeds from employee stock option exercises	17.0	2.5	0.6
Intercompany funding movements	22.8	43.6	64.9
Dividends paid	(34.1)	(33.3)	(29.3)

Net cash (used in) provided by financing activities	(361.2)	12.8	532.9

Effect of exchange rate changes on cash and cash equivalents	4.7	(1.8)	2.4
Increase in cash and cash equivalents	88.9	2.5	8.6
Cash and cash equivalents at beginning of year	12.4	9.9	1.3

Cash and cash equivalents at end of year	£101.3	£12.4	£9.9

Supplemental disclosure of cashflow information
Cash paid for interest	£42.2	£40.7	£25.4
Income taxes (received) paid	1.2	(0.1)	0.1

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO FINANCIAL INFORMATION OF REGISTRANT

Note 1—Basis of Presentation

In our financial statements, our investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. Our share of net loss of our subsidiaries is included in net loss using the equity method of accounting. The financial statements should be read in conjunction with our consolidated financial statements.

Note 2—Other

No cash dividend was paid to the registrant by subsidiaries for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Investment Holdings Limited

We have audited the accompanying consolidated balance sheets of Virgin Media Investment Holdings Limited and subsidiaries (the “Company”), an indirect wholly owned subsidiary of Virgin Media Inc. (the “Parent”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investment Holdings Limited and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Investments Limited

We have audited the accompanying consolidated balance sheets of Virgin Media Investments Limited and subsidiaries (the “Company”), an indirect wholly owned subsidiary of Virgin Media Inc. (the “Parent”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investments Limited and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 22, 2011

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£376.0	£415.9
Restricted cash	2.2	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £6.4 (2010) and £9.0 (2009)	431.2	403.1
Inventory for resale	26.4	12.9
Derivative financial instruments	0.8	2.2
Prepaid expenses and other current assets	88.6	90.6
Current assets held for sale	—	152.8

Total current assets	925.2	1,082.8
Fixed assets, net	4,651.0	4,921.8
Goodwill and other indefinite-lived assets	2,026.6	2,027.0
Intangible assets, net	118.4	265.9
Equity investments	359.2	359.9
Derivative financial instruments	202.7	235.1
Deferred financing, net of accumulated amortization of £19.6 (2010) and £133.6 (2009)	89.4	101.8
Other assets	52.7	50.8
Due from group companies	751.1	781.6

Total assets	£9,176.3	£9,826.7

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£296.1	£312.4
Accrued expenses and other current liabilities	376.3	391.9
Derivative financial instruments	13.3	17.8
Restructuring liabilities	56.4	55.9
VAT and employee taxes payable	83.6	61.1
Interest payable	59.1	42.7
Interest payable to group companies	147.2	165.9
Deferred revenue	300.1	274.8
Current portion of long term debt	222.1	41.2
Current liabilities held for sale	—	83.8

Total current liabilities	1,554.2	1,447.5
Long term debt, net of current portion	3,195.0	3,239.4
Long term debt due to group companies	2,746.4	3,321.1
Derivative financial instruments	62.0	106.8
Deferred revenue and other long term liabilities	207.2	180.7
Deferred income taxes	3.2	83.0

Total liabilities	7,768.0	8,378.5

Commitments and contingent liabilities
Shareholders’ equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2010 and 2009); issued and outstanding 224,552 ordinary shares (2010 and 2009)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(76.2)	(137.8)
Accumulated deficit	(2,886.8)	(2,785.3)

Total shareholders’ equity	1,408.3	1,448.2

Total liabilities and shareholders’ equity.	£9,176.3	£9,826.7

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Revenue	£3,773.7	£3,557.8	£3,544.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,535.2	1,483.3	1,496.1
Selling, general and administrative expenses	745.8	741.2	757.1
Restructuring and other charges	51.7	39.2	22.0
Depreciation	965.2	907.9	880.2
Amortization	147.6	243.1	280.2
Goodwill and intangible asset impairments	—	4.7	362.2

	3,445.5	3,419.4	3,797.8

Operating income (loss)	328.2	138.4	(253.6)
Other income (expense)
Interest expense	(216.2)	(235.2)	(366.5)
Interest expense to group companies	(259.3)	(234.4)	(152.4)
Loss on extinguishment of debt	(70.0)	(54.5)	(9.6)
Share of income from equity investments	24.0	14.1	14.4
(Loss) gain on derivative instruments	(48.2)	(114.5)	283.7
Foreign currency (losses) gains	(32.6)	131.3	(440.3)
Interest income and other, net	8.2	7.6	26.6
Interest income from group companies	8.7	7.9	7.7

Loss from continuing operations before income taxes	(257.2)	(339.3)	(890.0)
Income tax benefit	127.9	1.1	9.9

Loss from continuing operations	(129.3)	(338.2)	(880.1)

Discontinued operations
Gain on disposal, net of tax of £15.0	19.2	—	—
Income (loss) from discontinued operations, net of tax	8.6	(7.6)	(92.6)

Income (loss) on discontinued operations, net of tax	27.8	(7.6)	(92.6)

Net loss	£(101.5)	£(345.8)	£(972.7)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Operating activities:
Net loss	£(101.5)	£(345.8)	£(972.7)
(Income) loss from discontinued operations	(27.8)	7.6	92.6

Loss from continuing operations	(129.3)	(338.2)	(880.1)
Adjustments to reconcile net lo ss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,112.8	1,151.0	1,160.4
Goodwill and intangible asset impairments	—	4.7	362.2
Non-cash interest	17.1	20.0	(58.6)
Non-cash compensation .	25.9	15.4	13.2
Loss on extinguishment of debt	70.1	53.6	9.6
(Income) loss from equity accounted investments, net of dividends received	(9.3)	(12.4)	10.7
Losses (gains) on derivative instruments	116.4	133.3	(278.1)
Unrealized foreign currency (gains) losses	(85.4)	(163.2)	414.0
Income taxes	(104.4)	4.2	(2.2)
Amortization of original issue discount and deferred finance costs	19.0	32.3	23.5
Other	0.5	1.3	0.4
Changes in operating assets and liabilities, net of effect from business disposals:
Accounts receivable	(28.4)	27.5	(12.9)
Inventory	(13.5)	(0.3)	(4.4)
Prepaid expenses and other current assets	6.2	(2.6)	(12.9)
Other assets	(2.0)	(14.9)	(11.0)
Accounts payable	4.5	(14.9)	(6.0)
Deferred revenue (current)	25.3	18.4	17.7
Accrued expenses and other current liabilities	16.9	(35.8)	(32.8)
Deferred revenue and other long term liabilities	(7.2)	(4.9)	4.0

Net cash provided by operating activities	1,035.2	874.5	716.7

Investing activities:
Purchase of fixed and intangible assets	(617.3)	(555.7)	(468.9)
Proceeds from sale of fixed assets	36.0	4.2	2.1
Principal repayments on loans to equity investments	8.4	12.5	8.6
Decrease in restricted cash	3.0	—	—
Disposal of businesses, net	167.4	(17.5)	—
Investments and loans from parent and subsidiary companies	(655.3)	974.4	522.1
Other	1.4	(2.5)	(1.5)

Net cash (used in) provided by investing activities	(1,056.4)	415.4	62.4

Financing activities:
New borrowings, net of financing fees	3,072.0	(52.6)	(49.0)
Principal payments on long term debt, including redemption premiums, and capital leases	(3,060.6)	(1,078.6)	(846.3)
Realized gain on derivatives	—	88.3	—

Net cash provided by (used in) financing activities	11.4	(1,042.9)	(895.3)

Cash flow from discontinued operations:
Net cash used in operating activities	(30.1)	(0.8)	(20.1)
Net cash used in investing activities	—	(1.0)	(3.4)

Net cash used in discontinued operations	(30.1)	(1.8)	(23.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.4
(Decrease) increase in cash and cash equivalents	(39.9)	245.2	(139.3)
Cash and cash equivalents, beginning of period	415.9	170.7	310.0

Cash and cash equivalents, end of period	£376.0	£415.9	£170.7

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£180.8	£248.3	£391.8
Income taxes paid (received)	0.7	—	—

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 Par Value		Additional Paid-In Capital	Comprehensive Income (Lo ss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
	Shares	Par
Balance, December 31, 2007	224,552	—	£4,371.3		£—	£(0.2)	£17.4	£(1,466.8)	£2,921.7
Net loss for the year ended
December 31, 2008	—	—	—	(972.7)	—	—	—	(972.7)	(972.7)
Currency translation adjustment	—	—	—	0.4	0.4	—	—	—	0.4
Net gains on derivatives, net of tax	—	—	—	147.8	—	—	147.8	—	147.8
Reclassification of derivative gains to net income, net of tax	—	—	—	(125.1)	—	—	(125.1)	—	(125.1)
Pension liability adjustment, net of tax	—	—	—	(31.3)	—	(31.3)	—	—	(31.3)

				£(980.9)

Balance, December 31, 2008	224,552	—	£4,371.3		£0.4	£(31.5)	£40.1	£(2,439.5)	£1,940.8
Net loss for the year ended
December 31, 2009	—	—	—	(345.8)	—	—	—	(345.8)	(345.8)
Currency translation adjustment	—	—	—	(0.6)	(0.6)	—	—	—	(0.6)
Net losses on derivatives, net of tax	—	—	—	(216.6)	—	—	(216.6)	—	(216.6)
Reclassification of derivative losses to net income, net of tax	—	—	—	121.2	—	—	121.2	—	121.2
Pension liability adjustment, net of tax	—	—	—	(50.8)	—	(50.8)	—	—	(50.8)

				£(492.6)

Balance, December 31, 2009	224,552	—	£4,371.3		£(0.2)	£(82.3)	£(55.3)	£(2,785.3)	£1,448.2
Net loss for the year ended December 31, 2010	—	—	—	(101.5)	—	—	—	(101.5)	(101.5)
Currency translation adjustment	—	—	—	0.1	0.1	—	—	—	0.1
Net gains on derivatives, net of tax	—	—	—	75.1	—	—	75.1	—	75.1
Reclassification of derivative gains to net income, net of tax	—	—	—	(29.0)	—	—	(29.0)	—	(29.0)
Pension liability adjustment, net of tax	—	—	—	15.4	—	15.4	—	—	15.4

				£(39.9)

Balance, December 31, 2010	224,552	—	£4,371.3		£(0.1)	£(66.9)	£(9.2)	£(2,886.8)	£1,408.3

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2010	December 31, 2009
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£376.0	£415.9
Restricted cash	2.2	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £6.4 (2010) and £9.0 (2009)	431.2	403.1
Inventory for resale	26.4	12.9
Derivative financial instruments	0.8	2.2
Prepaid expenses and other current assets	88.6	90.6
Current assets held for sale	—	152.8

Total current assets	925.2	1,082.8
Fixed assets, net	4,651.0	4,921.8
Goodwill and other indefinite-lived assets	2,026.6	2,027.0
Intangible assets, net	118.4	265.9
Equity investments	359.2	359.9
Derivative financial instruments	202.7	235.1
Deferred financing, net of accumulated amortization of £19.6 (2010) and £133.6 (2009)	89.4	101.8
Other assets	52.7	50.8
Due from group companies	751.1	781.6

Total assets	£9,176.3	£9,826.7

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£296.1	£312.4
Accrued expenses and other current liabilities	376.3	391.9
Derivative financial instruments	13.3	17.8
Restructuring liabilities	56.4	55.9
VAT and employee taxes payable	83.6	61.1
Interest payable	18.0	18.9
Interest payable to group companies	188.3	189.7
Deferred revenue	300.1	274.8
Current portion of long term debt	222.1	41.2
Current liabilities held for sale	—	83.8

Total current liabilities	1,554.2	1,447.5
Long term debt, net of current portion	353.7	1,440.5
Long term debt due to group companies	5,587.7	5,120.0
Derivative financial instruments	62.0	106.8
Deferred revenue and other long term liabilities	207.2	180.7
Deferred income taxes	3.2	83.0

Total liabilities	7,768.0	8,378.5

Commitments and contingent liabilities
Shareholder's equity
Common stock—£1.0 par value; issued and outstanding 2.5 (2010) and 1.0 (2009) ordinary shares	2.5	1.0
Additional paid-in capital	4,368.8	4,370.3
Accumulated other comprehensive loss	(76.2)	(137.8)
Accumulated deficit	(2,886.8)	(2,785.3)

Total shareholders' equity	1,408.3	1,448.2

Total liabilities and shareholders' equity	£9,176.3	£9,826.7

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Revenue	£3,773.7	£3,557.8	£3,544.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below )	1,535.2	1,483.3	1,496.1
Selling, general and administrative expenses	745.8	741.2	757.1
Restructuring and other charges	51.7	39.2	22.0
Depreciation	965.2	907.9	880.2
Amortization	147.6	243.1	280.2
Goodwill and intangible asset impairments	—	4.7	362.2

	3,445.5	3,419.4	3,797.8

Operating income (loss)	328.2	138.4	(253.6)
Other income (expense)
Interest expense	(27.8)	(92.7)	(191.7)
Interest expense to group companies	(447.7)	(376.9)	(327.2)
Loss on extinguishment of debt	(70.0)	(54.5)	(9.6)
Share of income from equity investments	24.0	14.1	14.4
(Loss) gain on derivative instruments	(48.2)	(114.5)	283.7
Foreign currency (losses) gains	(32.6)	131.3	(440.3)
Interest income and other, net	8.2	7.6	26.6
Interest income from group companies	8.7	7.9	7.7

Loss from continuing operations before income taxes	(257.2)	(339.3)	(890.0)

Income tax benefit	127.9	1.1	9.9

Loss from continuing operations	(129.3)	(338.2)	(880.1)

Discontinued operations
Gain on disposal, net of tax of £15.0	19.2	—	—
Income (loss) from discontinued operations, net of tax	8.6	(7.6)	(92.6)

Income (loss) on discontinued operations, net of tax	27.8	(7.6)	(92.6)

Net loss	£(101.5)	£(345.8)	£(972.7)

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Operating activities
Net loss	£(101.5)	£(345.8)	£(972.7)
(Income) loss from discontinued operations	(27.8)	7.6	92.6

Loss from continuing operations	(129.3)	(338.2)	(880.1)
Adjustments to reconcile net loss from continuing operations to net cash pro vided by operating activities:
Depreciation and amortization	1,112.8	1,151.0	1,160.4
Goodwill and intangible asset impairments	—	4.7	362.2
Non-cash interest	17.1	20.0	(58.6)
Non-cash compensation .	25.9	15.4	13.2
Loss on extinguishment of debt	70.1	53.6	9.6
(Income) loss from equity accounted investments, net of dividends received	(9.3)	(12.4)	10.7
Losses (gains) on derivative instruments	116.4	133.3	(278.1)
Unrealized foreign currency (gains) losses	(85.4)	(163.2)	414.0
Income taxes	(104.4)	4.2	(2.2)
Amortization of original issue discount and deferred finance costs	19.0	32.3	23.5
Other	0.5	1.3	0.4
Changes in operating assets and liabilities, net of effect from business disposals:
Accounts receivable	(28.4)	27.5	(12.9)
Inventory	(13.5)	(0.3)	(4.4)
Prepaid expenses and other current assets	6.2	(2.6)	(12.9)
Other assets	(2.0)	(14.9)	(11.0)
Accounts payable	4.5	(14.9)	(6.0)
Deferred revenue (current)	25.3	18.4	17.7
Accrued expenses and other current liabilities	16.9	(35.8)	(32.8)
Deferred revenue and other long term liabilities	(7.2)	(4.9)	4.0

Net cash provided by operating activities	1,035.2	874.5	716.7

Investing activities:
Purchase of fixed and intangible assets	(617.3)	(555.7)	(468.9)
Proceeds from sale of fixed assets	36.0	4.2	2.1
Principal repayments on loans to equity investments	8.4	12.5	8.6
Decrease in restricted cash	3.0	—	—
Disposal of businesses, net	167.4	(17.5)	—
Investments and loans from parent and subsidiary companies	587.2	740.9	235.2
Other	1.4	(2.5)	(1.5)

Net cash provided by (used in) investing activities	186.1	181.9	(224.5)

Financing activities:
New borrowings, net of financing fees	108.1	(52.6)	(49.0)
Principal payments on long term debt, including redemption premiums, and capital leases	(1,339.2)	(845.1)	(559.4)
Realized gain on derivatives	—	88.3	—

Net cash used in financing activities	(1,231.1)	(809.4)	(608.4)

Cash flow from discontinued operations:
Net cash used in operating activities	(30.1)	(0.8)	(20.1)
Net cash used in investing activities	—	(1.0)	(3.4)

Net cash used in discontinued operations	(30.1)	(1.8)	(23.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.4
(Decrease) increase in cash and cash equivalents	(39.9)	245.2	(139.3)
Cash and cash equivalents, beginning of period	415.9	170.7	310.0

Cash and cash equivalents, end of period	£376.0	£415.9	£170.7

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£180.8	£248.3	£391.8
Income taxes paid (received)	0.7	—	—

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock £1.0 Par Value	Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2007	£1.0	£4,370.3		£—	£(0.2)	£17.4	£(1,466.8)	£2,921.7
Net loss for the year ended December 31, 2008	—	—	(972.7)	—	—	—	(972.7)	(972.7)
Currency translation adjustment	—	—	0.4	0.4	—	—	—	0.4
Net gains on derivatives, net of tax	—	—	147.8	—	—	147.8	—	147.8
Reclassification of derivative gains to net income, net of tax	—	—	(125.1)	—	—	(125.1)	—	(125.1)
Pension liability adjustment, net of tax	—	—	(31.3)	—	(31.3)	—	—	(31.3)

			£(980.9)

Balance, December 31, 2008	£1.0	£4,370.3		£0.4	£(31.5)	£40.1	£(2,439.5)	£1,940.8
Net loss for the year ended December 31, 2009	—	—	(345.8)	—	—	—	(345.8)	(345.8)
Currency translation adjustment	—	—	(0.6)	(0.6)	—	—	—	(0.6)
Net losses on derivatives, net of tax	—	—	(216.6)	—	—	(216.6)	—	(216.6)
Reclassification of derivative losses to net income, net of tax	—	—	121.2	—	—	121.2	—	121.2
Pension liability adjustment, net of tax	—	—	(50.8)	—	(50.8)	—	—	(50.8)

			£(492.6)

Balance, December 31, 2009	£1.0	£4,370.3		£(0.2)	£(82.3)	£(55.3)	£(2,785.3)	£1,448.2
Issue of common stock	1.5	(1.5)	—	—	—	—	—	—
Net loss for the year ended December 31, 2010	—	—	(101.5)	—	—	—	(101.5)	(101.5)
Currency translation adjustment	—	—	0.1	0.1	—	—	—	0.1
Net gains on derivatives, net of tax	—	—	75.1	—	—	75.1	—	75.1
Reclassification of derivative gains to net income, net of tax	—	—	(29.0)	—	—	(29.0)	—	(29.0)
Pension liability adjustment, net of tax	—	—	15.4	—	15.4	—	—	15.4

			£(39.9)

Balance, December 31, 2010	£2.5	£4,368.8		£(0.1)	£(66.9)	£(9.2)	£(2,886.8)	£1,408.3

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business

Virgin Media Investment Holdings Limited and its subsidiaries, or VMIH, and Virgin Media Investments Limited and its subsidiaries, or VMIL are indirect, wholly owned subsidiaries of Virgin Media Inc. incorporated in the United Kingdom. VMIL is a direct, wholly owned subsidiary of VMIH.

On January 1, 2010, VMIL acquired VMIH’s shareholdings in its wholly owned subsidiaries other than Virgin Media Secured Finance PLC, which remains a subsidiary of VMIH. VMIL issued an initial 1,000,141 shares to VMIH on January 1, 2010 and an additional 1,489,994 shares on December 13, 2010 following the filing of the 2009 audited financial statements of VMIH with the appropriate authorities in England and Wales as part of this internal reorganization. As a result of the reorganization, it was determined that a change in reporting entity had occurred for VMIL and accordingly the comparative separate financial statements for VMIL have been adjusted to consist of the combined historical balance sheet, results of operations, and cash flows of the wholly owned subsidiaries of VMIH that were contributed to VMIL as part of the group reorganization. These comparative financial statements have been prepared in accordance with the guidance permissible for reorganizations between wholly owned subsidiaries such that the historic values of all assets and liabilities acquired in the reorganization have been carried over with no new purchase accounting considered. The effect of the issuances of common stock to VMIH has been retrospectively applied to the shareholder’s equity amounts in the consolidated balance sheet as at December 31, 2009 to reflect these amounts as if the transaction had occurred at the beginning of the periods presented. The retrospective application had no material effect on other amounts. Intercompany accounts and transactions have been eliminated on consolidation.

Under the terms of the indentures governing the senior notes issued by Virgin Media Finance PLC and the indentures governing the senior secured notes issued by Virgin Media Secured Finance PLC, VMIL was required to grant guarantees that are identical to the guarantees granted by VMIH under the same indentures. Under the terms of the intercreditor deed governing the senior credit facility, VMIL was required to grant a guarantee identical to the guarantee granted by VMIH under the same deed. VMIH is fully dependent on the cash flows of the operating subsidiaries of VMIL to service these debt obligations. As a result, debt obligations, cash required to service debt obligations, derivative financial instruments, and any effects on the consolidated results of operations and cash flows related to the senior notes, senior secured notes and senior credit facility have been reflected in the separate consolidated financial statements of VMIL. As such, the amounts included in the financial statements of VMIL do not necessarily represent items to which VMIL has legal title.

As used in these notes, the terms “we”, “our”, or “companies” refer to VMIH and VMIL and, except as otherwise noted, the information in these combined notes relates to both of the companies.

We are a leading provider of entertainment and communications services in the U.K., offering “quad-play” broadband internet, television, mobile telephony and fixed line telephony services. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2010, we provided service to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 1.9 million prepay mobile customers and approximately 1.2 million contract mobile customers over third party networks.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 1—Organization and Business (continued)

In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also have an interest in the UKTV television channels through our joint ventures with BBC Worldwide.

On June 4, 2010, we announced the sale to British Sky Broadcasting Limited, or BSkyB, of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment and have been treated in the consolidated financial statements as discontinued operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland. Our internal reporting structure and the related financial information used by management and the chief operating decision maker reflect changes we have made after the announcement of the sale of Virgin Media TV. Following this announcement, we have two reporting segments, Consumer and Business, as described below:

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

Whilst VMIH and VMIL have operating segments, consisting of Consumer and Business, which are consistent with Virgin Media Inc, financial information is only prepared and reviewed by the chief operating decision maker at the Virgin Media Inc. consolidated level. As such, there are no separable reportable segments for VMIH or VMIL.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

On April 1, 2009, we sold our sit-up reporting unit, which was formerly included within our Content segment. These consolidated financial statements reflect sit-up as discontinued operations and we have retrospectively adjusted the statement of operations, cash flows and shareholders’ equity for the year ended December 31, 2008.

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods, and accordingly, we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2009 and 2008. Virgin Media TV’s operations have been included in discontinued operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

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

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2010 and 2009.

Foreign Currency Translation

Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling general and administrative expenses are denominated in U.K. pound sterling. Exchange gains and losses

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary’s functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of operations.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £335.4 million and £356.6 million as at December 31, 2010 and 2009, respectively.

Restricted cash balances of £2.2 million as at December 31, 2010 and £5.3 million as at December 31, 2009 represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The movements in our allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Year ended December 31,
	2010	2009	2008
		(Adjusted)	(Adjusted)
Balance, January 1	£9.0	£15.2	£17.0
Charged to costs and expenses	25.4	24.4	31.3
Write offs, net of recoveries	(28.0)	(30.6)	(33.1)

Balance, December 31	£6.4	£9.0	£15.2

Inventory

Inventory consists of consumer goods for re-sale. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in first-out, or FIFO, method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Fixed Assets

Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	5-30 years
Switches and headends	3-10 years
Customer premises equipment	5-10 years
Other operating equipment	4-20 years
Other equipment:
Buildings	20-50 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-10 years

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

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Intangible assets include customer lists. Customer lists represent the portion of the purchase price allocated to the value of the customer base acquired in business combinations. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to six years.

Asset Retirement Obligations

We account for our obligations under the Waste Electrical and Electronic Equipment Directive adopted by the European Union in accordance with the Asset Retirement and Environmental Obligations Topic of the FASB ASC whereby we accrue the cost to dispose of certain of our customer premises equipment at the time of acquisition. We also record asset retirement obligations for the estimated cost of removing leasehold improvements and equipment that have been installed on leased network sites and administrative buildings.

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

As of December 31, 2010 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £89.4 million and £101.8 million as of December 31, 2010 and 2009, respectively, are included on the consolidated balance sheets.

Restructuring Costs

We account for our restructuring costs, which comprise of lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred. In 2008, we initiated a restructuring program aimed at driving further improvements in our operational performance and eliminating inefficiencies. Accruals in respect of exit activities within this program are recognized at the date the liability is incurred.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Revenue Recognition

We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

•	persuasive evidence of an arrangement exists between us and our customers;

•	delivery has occurred or the services have been rendered;

•	the price for the service is fixed or determinable; and

•	collectibility is reasonably assured.

Revenue is stated net of value added tax, or VAT, collected from customers on behalf of U.K. tax authorities.

Consumer

Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Installation revenues are recognized in accordance with the provisions of the Revenue Recognition Topic of the FASB ASC, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs, which is generally the case. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Bundled installation and service revenue is recognized in accordance with the guidance for multiple-element arrangements where the components of these arrangements represent separate units of accounting and the revenue from bundled components should be recognized separately. For bundled packages that have separately identifiable units of accounting, the total consideration is allocated to the different components based on their relative fair values. Our bundled arrangements for our residential customers do not generally have separately identifiable units of accounting.

Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed. Equipment revenue is stated net of discounts earned through service usage.

Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage rights expire.

In arrangements where mobile equipment and service revenue are bundled, we allocate revenue to the components of the contract based on their relative fair value. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the “residual value” method. The amount of revenue recognized on the delivered component is limited to the amount of cash collected.

Business

Rental revenues in respect of line rentals and rental of equipment provided to customers are recognized on a straight-line basis over the term of the rental agreement.

Installation revenues are recognized in accordance with the Revenue Recognition Topic at the time the installation is completed. When installation services are bundled with line or equipment rental we assess whether the components of the arrangement represent separate units of accounting and the revenue from bundled components should be recognized separately. For bundled packages that have separately identifiable units of accounting, the total consideration is allocated to the different components based on their relative fair values. Our bundled arrangements for our business customers do not generally have separately identifiable units of accounting. Revenues from installation services not considered to represent a separate unit of accounting are recognized over the expected life of the customer.

Subscriber Acquisition Costs

Costs incurred in respect of the acquisition of our customers, including payments to distributors and the cost of mobile handsets and mobile handset promotions, are expensed as incurred.

Advertising Expense

We expense the cost of advertising as incurred. Advertising costs were £116.8 million, £97.5 million and £89.7 million in 2010, 2009 and 2008, respectively.

Stock-Based Compensation

We are indirect, wholly owned subsidiaries of Virgin Media. Accordingly, we have no stock-based compensation plans. Certain of our employees participate in the stock-based compensation plans of Virgin Media, which are described in Virgin Media’s consolidated financial statements.

Pensions

We account for our defined benefit pension arrangements in accordance with the Compensation-Retirement Benefits Topic of the FASB ASC which requires that pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated is generally independent of funding decisions or requirements.

We recognize the funded status of our defined benefit postretirement plans on our balance sheet and changes in the funded status are reflected in comprehensive income.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in the fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.

Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as a gain or loss on derivative instruments in the statement of operations. When an instrument designated as an accounting hedge expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Leases

Our leasing activities are principally related to administrative facilities, network related facilities, retail facilities and operating equipment. These leases generally provide us with renewal options. Certain leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight line basis over the lease term.

Contingent rent is not a material component of our total rent expense.

Income Taxes

We provide for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which valuation allowances are necessary to reduce our deferred tax assets. We recognize valuation allowances if it is not more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

Note 3—Recent Accounting Pronouncements

In 2009, the FASB amended the accounting standards for revenue recognition to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this guidance as of January 1, 2011 on a prospective basis applicable for transactions originating or materially modified after that date. Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued new guidance for the disclosure of subsequent events. As a result of this guidance, we are no longer required to disclose the date through which we have evaluated subsequent events in the financial statements. We have adopted the disclosure requirements of this standard which did not have a material impact on our consolidated financial statements.

Note 4—Disposals

Disposal of Virgin Media TV

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior years and, accordingly, we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and cash flows for the years ended December 31, 2009 and 2008.

We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB’s standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as described by the fair value measurements guidance issued by the FASB. We have performed a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, £33.6 million of the gain on disposal of Virgin Media TV was deferred within other liabilities on the balance sheet and will be treated as a reduction in operating costs over the contractual terms of the carriage arrangements, which range from 3 to 7 years. During 2010, £2.0 million of this deferred gain was recognized in the consolidated statement of operations.

The fair value of Virgin Media TV was determined utilizing the market approach along with other third party bids we received for the business. The market approach utilized market multiples for similar businesses along with indicative earnings before interest, tax, depreciation and amortization, or EBITDA, levels for the business. The fair value of the carriage agreements was estimated utilizing an analysis of the cost of carriage agreements with other suppliers of content, prices proposed or established by U.K. regulators and audience viewing data. Along with this, we utilized a discount rate of 9.5%. These fair value measurements utilize significant unobservable inputs and fall within Level 3 of the fair value hierarchy.

The results of operations of Virgin Media TV have been included as discontinued operations in the consolidated statements of operations through July 12, 2010, which is the date the sale was completed following approval from regulators in Ireland. On that date, consideration was received totaling £105.0 million. On September 17, 2010, additional consideration of £55.0 million was received upon full approval of the transaction by U.K. regulators. The terms of the sale and purchase agreement include customary warranties, guarantees and working capital adjustments which may impact the amount recognized in future periods. No U.K. income tax is due as a result of the gain on disposal of Virgin Media TV due to our ability to offset capital losses and capital allowances against this income. The tax expense associated with the gain on disposal in the consolidated statements of operations is offset with an equal tax benefit in continuing operations.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Disposals (continued)

Revenue of the Virgin Media TV business, reported in discontinued operations, for the years ended December 31, 2010, 2009 and 2008 was £100.1 million, £167.8 million and £147.5 million, respectively. Virgin Media TV’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2010 and 2009 was £11.9 million and £15.3 million, respectively. Virgin Media TV’s pre-tax loss, reported within discontinued operations was £26.0 million for the year ended December 31, 2008.

Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the years ended December 31, 2010, 2009 and 2008 were £14.3 million, £27.3 million and £25.7 million, respectively.

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

Disposal of sit-up

On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was previously included within our former Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

We determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 for sit-up to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and we adjusted the consolidated balance sheet as of December 31, 2008 and consolidated statements of operations and cash flows for the year ended December 31, 2008 accordingly. Revenue of the sit-up business, reported in discontinued operations, for the years ended December 31, 2009 and 2008 was £38.9 million and £241.8 million, respectively. sit-up’s pre-tax loss, reported within discontinued operations, for the years ended December 31, 2009 and 2008 was £22.8 million, and £66.6 million, respectively. Revenue

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Disposals (continued)

related to the carriage of the sit-up channels recognized in our former Consumer segment that had previously been eliminated for consolidation purposes was £0.6 million and £2.7 million for the years ended December 31, 2009 and 2008, respectively.

In accordance with the sale agreement, part of the consideration included a loan note from the purchasers. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified periods at commercial rates. Following the sale, our continuing involvement with sit-up was limited to the loan note and carriage agreement and is therefore not considered significant. The loan note was repaid during the year ended December 31, 2009.

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

The fair value of the sit-up reporting unit, which was determined through the use of a combination of both the market and income approaches to calculate fair value, was found to be less than the carrying value. The market and income approaches declined from the goodwill impairment test we performed as at June 30, 2008 as a result of reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the reporting unit’s individual assets and liabilities and recognized a goodwill impairment charge of £39.9 million. During the year ended December 31, 2008, we impaired intangible assets relating to our sit-up reporting unit totaling £14.9 million. Subsequent to the year end, in accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC, we wrote down the assets held for sale to fair value based upon the agreed purchase consideration. This resulted in a £19.0 million impairment charge, which was recognized in the loss from discontinued operations for the year ended December 31, 2009.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Fixed Assets (Including Leases)

Fixed assets consist of (in millions):

		December 31,
		2010		2009
				(Adjusted)
	Useful Economic Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	5-30 years	£6,418.4	£28.8	£6,187.9	£28.8
Switches and headends	3-10 years	822.0	36.7	806.9	20.0
Customer premises equipment	5-10 years	1,134.4	—	1,146.7	—
Other operating equipment	4-20 years	20.1	—	11.6	—

Total operating equipment		8,394.9	65.5	8,153.1	48.8
Other equipment
Land	—	8.5	—	13.2	—
Buildings	20-50 years	95.2	35.6	113.8	—
Leasehold improvements	7 years or, if less, the lease term	113.9	—	58.7	—
Computer infrastructure	3-5 years	241.6	44.5	273.7	56.3
Other equipment	5-10 years	240.1	198.0	248.0	124.0

Total other equipment		699.3	278.1	707.4	180.3

		9,094.2	343.6	8,860.5	229.1
Accumulated depreciation		(4,558.9)	(121.2)	(4,076.8)	(88.0)

		4,535.3	222.4	4,783.7	141.1
Construction in progress		115.7	—	138.1	—

		£4,651.0	£222.4	£4,921.8	£141.1

During the years ended December 31, 2010, 2009 and 2008, the assets acquired under capital leases totaled £132.2 million, £34.4 million and £99.2 million, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Fixed Assets (Including Leases) (continued)

Future minimum annual payments under capital and operating leases at December 31, 2010 are as follows (in millions). The table reflects our contractual obligations.

	Capital	Operating
Year ended December 31,
2011	£92.9	£70.1
2012	64.1	47.6
2013	40.4	36.8
2014	23.9	29.5
2015	12.2	19.4
Thereafter	204.6	72.0

Total minimum lease payments	438.1	£275.4

Less: amounts representing interest	(192.2)

Present value of net minimum obligations	245.9

Less: current portion	(71.8)

Benefit obligation at end of year	£174.1

During 2010, we sold 42 properties for proceeds of £35.8 million in cash. These properties were immediately leased back for a term of up to 50 years and are classified as capital leases. The gain on disposal of these properties has been deferred and will be recognized over the term of the leases.

Total rental expense for the years ended December 31, 2010, 2009 and 2008 under operating leases was £52.6 million, £48.2 million and £31.7 million, respectively.

During 2010 and 2009, the changes in the asset retirement obligations were as follows (in millions):

	2010	2009
Asset retirement obligation at the beginning of the year	£45.5	£56.6
Assets acquired	16.8	12.4
Liabilities settled	(6.5)	(3.7)
Accretion expense	6.1	4.4
Revisions	4.5	(24.2)

Asset retirement obligation at the end of the year	£66.4	£45.5

During 2010, we revised our estimates of the timing and amounts of cash flows related to certain future asset retirement obligations. The revisions in respect to customer premises equipment resulted in a reduction of £20.2 million to our obligations and an offsetting reduction to fixed assets. We also revised our estimates of the timing and cash flows, along with a revision in our recognition policies, in respect to retirement obligations for equipment and leasehold improvements on leased premises. The revision in respect to these assets resulted in an increase in our obligations of £24.7 million with an offsetting increase in fixed assets. As a result of the change in recognition policies, a cumulative catch-up adjustment was recognized in the fourth quarter which did not have a material impact on our current, or prior period, consolidated balance sheet or consolidated statement of operations.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimate Useful Life	December 31,
		2010	2009
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,873.4	£1,873.8
Reorganization value in excess of amounts allocable to identifiable assets		153.2	153.2

		£2,026.6	£2,027.0

Intangible assets subject to amortization:
Cost
Customer lists	3-6 years	£754.6	£754.6
Software and intangible assets	1-3 years	—	5.5

		754.6	760.1

Accumulated amortization
Customer lists		636.2	489.5
Software and intangible assets		—	4.7

		636.2	494.2

		£118.4	£265.9

Estimated aggregate amortization expense for each of the five succeeding fiscal years after December 31, 2010 is as follows: £118.4 million in 2011, and nil thereafter.

During the years ended December 31, 2010 and 2009, assets not subject to amortization were adjusted for the following (in millions):

	Trademarks	Reorganization	Goodwill
Balance, December 31, 2008	£4.7	£153.2	£1,879.5
Goodwill and intangible asset impairments	(4.7)	—	—
Amendment to business acquisition goodwill	—	—	(5.7)

Balance, December 31, 2009	£—	£153.2	£1,873.8

Amendment to business acquisition goodwill	—	—	(0.4)

Balance, December 31, 2010	£—	£153.2	£1,873.4

As at December 31, 2008, the gross carrying amount of goodwill was £2,241.7 million and accumulated impairment charges were £362.2 million.

As at December 31, 2010, goodwill and intangible assets not subject to amortization totaling £1,819.8 million and £206.8 million are allocated to our Consumer and Business reporting units, respectively. We performed our annual impairment reviews of our Consumer and Business reporting units as at October 1, 2010 and 2009. As a result of this review we concluded that no impairment charge was required at either date.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and Intangible Assets (continued)

During the fourth quarter of 2009, we entered into a license agreement with Virgin Enterprises Limited for use of the “Virgin” name for our Business reporting unit. As a result of the decision to rebrand this reporting unit, we recognized an impairment charge of £4.7 million in respect to the Telewest trademark which we discontinued using from February 10, 2010.

As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the former Mobile reporting units. The fair value of this reporting unit was determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the Mobile reporting unit fair value was less than its carrying value.

The market approach valuations in respect of the Mobile reporting unit had declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Mobile reporting unit’s individual assets and liabilities and recognized a goodwill impairment charge of £362.2 million in the year ended December 31, 2008.

As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our former Cable reporting unit and concluded that no impairment charge was necessary. Subsequent to the year end, management performed an exercise to reallocate goodwill and reorganization value intangible assets that had been previously recognized in the former Cable and Mobile reporting units to our Consumer and Business reporting units. As a result of this review, goodwill and reorganization value intangible assets totaling £1,825.2 million and £207.3 million were allocated to the Consumer and Business reporting units, respectively. We also performed an interim impairment review of the goodwill related to the former Mobile reporting unit as at January 1, 2009 and concluded that the goodwill was not impaired. The revised amounts are tested for impairment on an annual basis on October 1 of each year.

Note 7—Investments

Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. This investment is accounted for under the equity method at December 31, 2010. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV.

Investments consist of (in millions):

	December 31,
	2010	2009
Loans and redeemable preference shares	£120.4	£129.3
Share of net assets	238.8	230.6

	£359.2	£359.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt

Long term debt consists of (in millions):

	December 31, 2010		December 31, 2009
	VMIH	VMIL	VMIH	VMIL
Amounts due to third parties
U.S. Dollar
6.50% senior secured notes due 2018	£632.3	£—	£—	£—
Senior credit facility	—	—	275.3	275.3
Euro
Senior credit facility	—	—	356.5	—
Sterling
7.00% senior secured notes due 2018	863.1	—	—	—
Senior credit facility	1,675.0	179.1	2,481.0	1,038.6
Capital leases	245.9	245.9	166.6	166.6
Other	0.8	0.8	1.2	1.2

	3,417.1	425.8	3,280.6	1,481.7
Less current portion	(222.1)	(72.1)	(41.2)	(41.2)

Long term debt due to third parties	£3,195.0	£353.7	£3,239.4	£1,440.5

Amounts due to group companies
U.S. Dollar
8.75% senior notes due 2014	£—	£—	£55.3	£55.3
9.125% senior notes due 2016	352.6	352.6	340.2	340.2
6.50% senior notes due 2016	176.7	176.7	606.8	606.8
9.50% senior notes due 2016	843.2	843.2	810.9	810.9
8.375% senior notes due 2019	378.8	378.8	365.1	365.1
6.50% senior secured notes due 2018	—	632.3	—	—
Floating rate senior loan notes due 2012	64.1	64.1	61.9	61.9
Euro
8.75% senior notes due 2014	—	—	41.9	41.9
9.50% senior notes due 2016	148.5	148.5	152.9	152.9
Senior credit facility	—	—	—	356.5
Sterling
9.75% senior notes due 2014	—	—	78.8	78.8
8.875% senior notes due 2019	344.8	344.8	344.5	344.5
7.00% senior secured notes due 2018	—	863.1	—	—
Senior credit facility	—	1,495.9	—	1,442.4
Other amounts due to group companies
Other notes due to affiliates	437.7	437.7	462.8	462.8

	2,746.4	5,737.7	3,321.1	5,120.0
Less current portion	—	(150.0)	—	—

Long term debt due to group companies	£2,746.4	£5,587.7	£3,321.1	£5,120.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

The effective interest rate on the senior credit facility was 4.2% and 5.3% as at December 31, 2010 and 2009, respectively. The effective interest rate on the floating rate loan notes was 5.3% as at December 31, 2010 and 2009.

The terms of the senior notes and senior credit facility as at December 31, 2010 are summarized below.

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

•	9.125% Senior Notes due August 15, 2016—The principal amount at maturity is $550 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2007.

•	6.50% Loan Notes due November 15, 2016—The principal amount at maturity is $1,000 million. Interest is payable semi-annually on May 15 and November 15 commencing November 15, 2008.

•	9.50% Senior Notes due August 15, 2016—The principal amount at maturity is $1,350 million and €180 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2010.

•	6.50% Senior Secured Notes due January 15, 2018—The principal amount at maturity is $1,000 million. Interest is payable semi-annually on June 15, and December 15 commencing June 15, 2010

•	7.00% Senior Secured Notes due January 15, 2018—The principal amount at maturity is £875 million. Interest is payable semi-annually on June 15, and December 15 commencing June 15, 2010

•	8.375% Senior Notes due October 15, 2019—The principal amount at maturity is $600 million. Interest is payable semi-annually on April 15, and October 15 commencing April 15, 2010.

•	8.875% Senior Notes due October 15, 2019—The principal amount at maturity is £350 million. Interest is payable semi-annually on April 15, and October 15 commencing April 15, 2010.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

On May 12, 2010, we redeemed in full the outstanding balance of our senior notes due 2014 using cash from our balance sheet. The total cost to redeem these notes was £192.3 million, inclusive of the cost to settle derivative contracts entered into as economic hedges of these notes.

Senior Credit Facility

The principal amount outstanding under our senior credit facility at December 31, 2010 was £1,675.0 million. Our senior credit facility comprises a term facility denominated in pounds sterling, £1,675.0 million, and a revolving facility of £250.0 million. At December 31, 2010, £1,675.0 million of the term facility had been drawn and £15.8 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

The senior credit facility bears interest at LIBOR, plus a margin currently ranging from 2.75% to 3.75% and the applicable cost of complying with any reserve requirement. The margins on £1,000.0 million of the term loan A facilities and on the revolving credit facility ratchet range from 2.75% to 3.50% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £1,000.0 million of the term loan A facilities are due annually beginning in June 2011 and ending in June, 2015, and the remaining term loan B facility is repayable in full on its maturity dates which is December 31, 2015.

On April 19, 2010, we drew down an aggregate principal amount of £1,675.0 million under our new senior credit facility dated March 16, 2010, as amended and restated, or the new senior credit facility, and applied the proceeds towards the repayment of all amounts outstanding under our old senior credit facility and for general corporate purposes.

The facility is secured through a guarantee from Virgin Media Finance. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of our operating subsidiaries and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2010, we were in compliance with these covenants.

The agreements governing the senior secured notes and the senior credit facility significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends at certain levels of leverage, or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	enter into sale and leaseback transactions or certain vendor financing arrangements;

•	create liens;

•	enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Long Term Debt (continued)

•	merge or consolidate or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

Long term debt repayments, excluding capital leases as of December 31, 2010, are due as follows (in millions):

Period ending December 31:
2011	£150.3
2012	239.4
2013	200.1
2014	200.0
2015	950.0
Thereafter	4,237.3

Total debt payments	£5,977.1

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Fair Value Measurements (continued)

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

The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£1,675.0	£1,672.5	£3,112.8	£3,043.5
8.75% U.S. dollar senior notes due 2014	—	—	55.3	57.7
9.75% sterling senior notes due 2014	—	—	78.8	81.6
8.75% euro senior notes due 2014	—	—	41.9	43.7
9.125% U.S. dollar senior notes due 2016	352.6	380.3	340.2	359.4
6.50% U.S. dollar senior notes due 2016	176.7	346.8	606.8	723.1
9.50% U.S. dollar senior notes due 2016	843.2	990.5	810.9	895.8
9.50% euro senior notes due 2016	148.5	182.1	152.9	173.5
8.375% U.S. dollar senior notes due 2019	378.8	421.5	365.1	377.0
8.875% sterling senior notes due 2019	344.8	397.7	344.5	355.3
6.50% U.S. dollar senior secured notes due 2018	632.3	677.5	—	—
7.00% sterling senior secured notes due 2018	863.1	925.3	—	—
Floating rate senior loan note due 2012	64.1	64.1	61.9	61.9
Other notes due to affiliates	437.7	437.7	462.8	462.8

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

At December 31, 2010 and 2009, we had approximately £376.0 million and £415.9 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers’ financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Fair Value Measurements (continued)

Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2010. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2010, based on market values, we had 57% of our derivative contracts with four financial institutions, each with more than 10% of our total exposure. At December 31, 2009, based on market values, we had 68.2% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

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

We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative trading purposes.

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the consolidated statements of operations. As a result of our effectiveness assessment at December 31, 2010, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Derivative Financial Instruments and Hedging Activities (continued)

The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance risk is based on quoted credit default spreads for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31, 2010	December 31, 2009
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Economic Hedge
Foreign currency forward rate contracts	0.8	1.9

	£0.8	£2.2

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£8.0	£—
Cross-currency interest rate swaps	137.9	63.7
Economic Hedge
Interest rate swaps	3.9	—
Cross-currency interest rate swaps	52.9	169.5
Other	—	1.9

	£202.7	£235.1

Included within current liabilities:
Accounting Hedge
Foreign currency forward rate contracts	£—	£0.3
Interest rate swaps	—	12.0
Economic Hedge
Foreign currency forward rate contracts	—	2.4
Interest rate swaps	—	3.1
Cross-currency interest rate swaps	13.3	—

	£13.3	£17.8

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£—	£21.0
Cross-currency interest rate swaps	10.3	27.6
Economic Hedge
Interest rate swaps	32.2	—
Cross-currency interest rate swaps	19.5	58.2

	£62.0	£106.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

As of December 31, 2010, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

The terms of our outstanding cross-currency interest rate swaps at December 31, 2010 were as follows:

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Derivative Financial Instruments and Hedging Activities (continued)

All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contracts maturing in November 2016 hedging the $1,000 million senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of December 31, 2010, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three month LIBOR in exchange for payments of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at December 31, 2010 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of December 31, 2010, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2010 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases January 2011 to June 2011	Economic	$70.0	£44.0	1.5897

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Derivative Financial Instruments and Hedging Activities (continued)

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the year ended December 31, 2010, we recognized a gain totaling £0.5 million, relating to ineffectiveness. The following table presents the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the year ended December 31, 2010 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income	104.3	8.0	95.8	0.5	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange losses	(67.7)	—	(67.7)	—	—
Interest expense	(4.6)	—	(4.6)	—	—
Operating costs	(0.4)	—	—	(0.4)	—
Tax effect recognized	(17.9)	—	—	—	(17.9)

Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income to earnings would be nil, £1.9 million and nil relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

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

Employer Contributions

For the year ended December 31, 2010, we contributed £16.9 million to our pension plans. We anticipate contributing a total of £17.4 million to fund our pension plans in 2011.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

Obligations and Funded Status

The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2010	2009
Benefit obligation at beginning of year	£377.8	£307.8
Service cost	1.6	1.2
Interest cost	21.4	17.4
Members’ contributions	0.3	0.3
Actuarial loss (gain)	2.3	66.4
Benefits paid	(13.4)	(15.3)

Benefit obligation at end of year	£390.0	£377.8

In July 2010, the U.K. government announced that it will use the Consumer Price Index (CPI) rather than the Retail Price Index (RPI) for the purpose of determining statutory minimum pension increases for private sector pension schemes. The scheme rules of our defined benefit pension plans specify that pensions for members in deferment will increase in line with statutory increases. The reduction in the projected benefit obligation attributable to the change in the basis used to assume minimum pension increases from CPI to RPI for members in deferment has been included as a component of the actuarial loss (gain) in other comprehensive income.

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2010	2009
Fair value of plan assets at beginning of year	£306.2	£273.9
Actuarial return on plan assets	41.0	33.9
Employer contributions	16.9	13.4
Employee contributions	0.3	0.3
Benefits paid	(13.4)	(15.3)

Fair value of plan assets at end of year	£351.0	£306.2

The funded status as of December 31, 2010 and 2009 was as follows (in millions):

	Year ended December 31,
	2010	2009
Projected benefit obligation	£390.0	£377.8
Plan assets	351.0	306.2

Funded status	(39.0)	(71.6)

Non-current liability	£(39.0)	£(71.6)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

As at December 31, 2010 and 2009, all pension plans had projected benefit obligations in excess of plan assets. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2010	2009
Accumulated benefit obligation	£306.8	£366.6
Fair value of plan assets	277.4	306.2

Amount Included in Other Comprehensive Income

The amount included in other comprehensive income for the years ended December 31, 2010 and 2009 consisted of (in millions):

	Year ended December 31,
	2010	2009
Actuarial (gain) loss recognized in other comprehensive income	£(17.8)	£50.8
Actuarial (gain) loss recognized in net periodic benefit cost	(3.6)	—

Amount included in other comprehensive income	£(21.4)	£50.8

The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2010 and 2009 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2010	2009
Net actuarial loss	£73.4	£94.8
Net prior year service cost	0.1	0.1

Amount included in accumulated other comprehensive income	£73.5	£94.9

We expect to recognize £3.6 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2011.

Net Periodic Benefit Costs

The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Service Cost	£1.6	£1.2	£1.4
Interest Cost	21.4	17.4	18.3
Expected return on plan assets	(20.8)	(18.3)	(21.5)
Recognised acturial loss	3.6	—	—

Total net periodic benefit cost	£5.8	£0.3	£(1.8)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

As a result of the sale of various business operations in prior periods, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of those operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

Assumptions

The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2010	2009
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2010	2009
Discount rate	5.75%	5.75%
Expected long term rate of return on plan assets	6.50%	5.92%
Rate of compensation increase	4.00%	3.00%

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

Plan Assets

Our pension plan weighted-average asset allocations by asset category and by fair value hierarchy level at December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£141.3	£—	£—	£141.3
Government Bonds	111.9	—	—	111.9
Corporate Bonds	60.9	—	—	60.9
Real Estate	4.5	0.7	—	5.2
Hedge Funds	—	28.5	—	28.5
Cash	3.2	—	—	3.2

Total	£321.8	£29.2	£—	£351.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

	December 31, 2009
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£115.2	£—	£—	£115.2
Government Bonds	100.3	—	—	100.3
Corporate Bonds	55.2	—	—	55.2
Real Estate	4.1	—	—	4.1
Hedge Funds	—	27.6	—	27.6
Cash	3.8	—	—	3.8

Total	£278.6	£27.6	£—	£306.2

The trustees of the main defined benefit pension plan, which makes up approximately 79% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% fund of hedge funds, 3% property and 47% bonds and cash, at December 31, 2010. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

There were no directly owned shares of our common stock included in the equity securities at December 31, 2010 or 2009.

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2010 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2011	£13.0
2012	13.9
2013	14.8
2014	15.8
2015	16.8
Years 2016-2020	£103.2

Defined Contribution Pension Plans

Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £14.0 million, £15.1 million and £14.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Restructuring and other charges

Restructuring and other charges in the year to December 31, 2010, 2009 and 2008 related primarily to employee termination and lease and contract exit costs in connection with the restructuring program initiated in 2008 as discussed below.

The lease and contract exit costs recorded during 2010 primarily relate to payments to exit the long term property leases for our main London office.

During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. During the second quarter of 2010, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan over a four-year period.

The following table summarizes, for the years ended December 31, 2010, 2009 and 2008, our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2007	£34.0	£11.9	£38.9	£—	£—	£84.8
Charged to expense	2.2	—	3.4	1.9	13.5	21.0
Revisions	(1.0)	(1.6)	3.6	—	—	1.0
Utilized	(19.2)	(10.3)	(7.8)	—	—	(37.3)

Balance, December 31, 2008	16.0	—	38.1	1.9	13.5	69.5
Amendments offset against goodwill	—	—	(5.7)	—	—	(5.7)
Charged to expense	2.8	—	3.9	23.5	19.4	49.6
Revisions	(2.7)	—	(2.4)	(5.2)	(0.1)	(10.4)
Utilized	(3.9)	—	(6.9)	(18.5)	(17.8)	(47.1)

Balance, December 31, 2009	12.2	—	27.0	1.7	15.0	55.9
Amendments offset against goodwill	—	—	(0.3)	—	—	(0.3)
Charged to expense	1.6	—	1.4	7.6	30.7	41.3
Revisions	—	—	7.2	(0.8)	4.0	10.4
Utilized	(3.8)	—	(10.1)	(7.4)	(29.6)	(50.9)

Balance, December 31, 2010	£10.0	£—	£25.2	£1.1	£20.1	£56.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes

The benefit for income taxes consists of the following (in millions):

	Year ended December 31,
	2010	2009	2008
Current:
U.K. taxes	£25.1	£4.9	£4.7
U.S. taxes	(0.8)	—	—

Total current	24.3	4.9	4.7

Deferred:
U.K. taxes	23.8	—	3.4
U.S. taxes	79.8	(3.8)	1.8

Total deferred	103.6	(3.8)	5.2

Total	£127.9	£1.1	£9.9

The foreign current tax benefit includes £18.3 million related to the income on discontinued operations and £6.7 million related to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. During 2010, we concluded that it was more likely than not that we would be able to utilize certain net operating loss carry forwards prior to their expiration, which will occur between 2020 and 2030, to reduce future U.S. federal income tax liabilities. Accordingly, we recorded a federal deferred tax benefit of £79.8 million. The foreign deferred tax benefit relates to amounts included in the consolidated statement of other comprehensive income. The foreign current tax benefit from discontinued operations and the deferred benefit from other comprehensive income arise due to the application of the intraperiod allocation rules of the Income Taxes Topic of the FASB ASC. Tax expense of £18.3 million and £23.9 million is included as a component of the tax expense attributable to income on discontinued operations and other comprehensive income, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2010	2009
Deferred tax liabilities:
Intangibles	£31.5	£74.0
Equity investments	83.0	83.0
Derivative instruments	6.7	—

Total deferred tax liabilities	121.2	157.0

Deferred tax assets:
Net operating losses	785.5	926.0
Capital losses	3,268.7	3,440.7
Depreciation and amortization	2,268.1	2,120.6
Accrued expenses	56.8	53.2
Derivative instruments	—	11.0
Employee benefits	19.9	26.6
Other	92.2	103.5

Total deferred tax assets	6,491.2	6,681.6

Valuation allowance for deferred tax assets	(6,373.2)	(6,607.6)

Net deferred tax assets	118.0	74.0

Net deferred tax liabilities	£3.2	£83.0

The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2010, 2009 and 2008 (in millions):

	Year ended December 31,
	2010	2009	2008
Balance, January 1	£6,607.6	£6,439.3	£6,369.8
Effect of changes in U.K. tax rates	(237.3)	—	—
Reduction of valuation allowance due to gain on disposal of discontinued operations	(33.6)	—	—
Increase in U.K. and U.S. deferred tax attributes inclusive of foreign exchange movements	36.5	168.3	69.5

Balance, December 31	£6,373.2	£6,607.6	£6,439.3

The change in tax rates relates to a reduction in the UK corporate income tax rate from 28% in 2010, to 27% with effect from 1 April 2011. The deferred tax assets and liabilities presented for 2010 reflect the 27% rate. Further rate changes have been announced that are expected to reduce the UK corporate income tax rate in equal annual decrements of one percentage point to 24%, but these changes have not yet been enacted.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes (continued)

A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized. To the extent that a portion of the valuation allowance is reduced, the benefit will be recognized as a reduction of income tax expense.

At December 31, 2010, we have U.K. net operating loss carryforwards of £2.6 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the legal entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.5 billion and expires between 2011 and 2028. Section 382 may severely limit our ability to utilize these losses for U.S. purposes. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by subsidiaries owned by the group prior to the merger with Telewest.

At December 31, 2010, we had fixed assets on which future U.K. tax deductions can be claimed of £12.6 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims. This rate is expected to fall to 18% with effect from 1 April 2012.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax benefit attributable to continuing operations is as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Benefit at U.K. statutory rate (2010: 28%, 2009: 28% and 2008: 28.5% )	£72.0	£95.0	£253.6
Add:
Permanent book-tax differences	(0.4)	(9.5)	(132.7)
Reduction in valuation allowance for US NOLS	79.8	—	—
Foreign losses with no benefit	(65.0)	(84.4)	(114.4)
Foreign tax benefit offsetting OCI tax expense	41.5	—	3.4

Benefit for income taxes	£127.9	£1.1	£9.9

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2010	2009	2008
Balance, January 1	£—	£1.5	£1.1
Additions based on tax positions related to the current year	—	—	—
Additions for tax provisions of prior years	—	—	0.4
Reductions for tax provisions of prior years	—	(1.5)	—
Reductions for lapse of applicable statute of limitation	—	—	—
Settlements	—	—	—

Balance, December 31	£—	£—	£1.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes (continued)

The total amount of unrecognized tax benefits as of December 31, 2010 and 2009 was nil. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The statute of limitations is open for the years 2007 to 2010 in the U.S. and 2009 to 2010 in the U.K., our major tax jurisdictions.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the estimates used to compute the provision for income taxes may change as new events occur, as more experience is acquired, as additional information is obtained and as our tax environment changes.

Note 14—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

We are wholly owned subsidiaries of Virgin Media. We charge Virgin Media and our other group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its group companies (in millions):

	Year ended December 31,
	2010	2009	2008
Operating costs	£39.8	£45.4	£48.6
Selling, general and administrative expenses	44.8	45.1	47.0

	£84.6	£90.5	£95.6

The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Virgin Enterprises Limited

We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of Virgin Media Inc’s common stock as a result of its acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2010, Virgin Entertainment Investment Holdings Limited beneficially owned 4.8% of Virgin Media Inc.’s common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of Virgin Media Inc.’s Board of Directors and is a Director of Virgin Enterprises Limited.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Related Party Transactions (continued)

We own and have the right to use registered trademarks, including the exclusive right to use the “Virgin” name and logo in connection with our corporate activities and in connection with the activities of our consumer business under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the “Virgin” name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. Our license agreement provides for an annual royalty of 0.25% of certain consumer revenues, subject to a minimum annual royalty of £8.5 million. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name “Virgin Media”, we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on our Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to our Board of Directors.

During the first quarter of 2010, ntl:Telewest Business announced that it would rebrand using the Virgin trade marks to “Virgin Media Business”. Virgin Media has entered into a trade mark license with Virgin Enterprises Ltd under which an annual royalty is payable of 0.25% of revenues from our business division, subject to a minimum payment of £1.5 million.

During the years ended December 31, 2010, 2009 and 2008, respectively, we incurred expenses of £10.1 million, £9.0 million, and £8.9 million for charges in respect of brand licensing and promotion of which £4.7 million and £2.3 million was payable at December 31, 2010 and 2009, respectively.

Other Virgin Companies

As a licensee of the “Virgin” brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm’s length terms.

UKTV Joint Ventures

Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay television packages available to our customers.

As at December 31, 2010 and 2009, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payables and receivables in respect of the UKTV joint ventures totaling £359.2 million and £359.9 million, respectively.

We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the years ended December 31, 2010, 2009 and 2008, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £24.8 million, £24.3 million and £22.1 million, respectively. These amounts are settled on a net basis at regular intervals.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Related Party Transactions (continued)

During the years ended December 31, 2010, 2009 and 2008, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £34.4 million, £21.1 million and £46.7 million, respectively.

Note 15—Commitments and Contingent Liabilities

At December 31, 2010, we were committed to pay £1,262.5 million for equipment and services exclusive of capital and operating leases. This amount includes £743.6 million for operations and maintenance contracts and other commitments from January 1, 2012 to 2031. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2011	£518.9
2012	251.1
2013	204.4
2014	86.9
2015	74.2
Thereafter	127.0

£1,262.5

This table excludes £672.4 million of accounts payable and accrued liabilities as at December 31, 2010 which will be paid in 2011.

We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with the Contingencies Topic of the FASB ASC, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management’s attention and the creation of significant expenses.

Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £62.5 million as of December 31, 2010 that are not accrued for as we do not deem them to be probable of resulting in a liability. Any challenge of the VAT treatment of these activities could be subject to court proceedings before a potential settlement would be required. We currently expect an initial hearing on these matters to take place in late 2011 or early 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Commitments and Contingent Liabilities (continued)

Our banks have provided guarantees in the form of stand by letters of credit on our behalf as part of our contractual obligations. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2011	£14.9
2012	—
2013	—
2014	—
2015	—
Thereafter	2.1

£17.0

Note 16—Industry Segments

VMIH and VMIL are not managed separately from Virgin Media and financial information is only prepared and reviewed by the chief operating decision maker (CODM) of Virgin Media, who is also the CODM of VMIH and VMIL, at the consolidated Virgin Media level. Virgin Media’s reporting segments are based on its method of internal reporting along with the criteria used by its chief executive officer, who is its CODM, to evaluate segment performance, the availability of separate financial information and overall materiality considerations. Virgin Media’s internal reporting structure and the related financial information used by management and the CODM reflect changes that were made after the announcement of the sale of Virgin Media TV, which comprised Virgin Media’s Content segment, to BSkyB in June 2010. Following this announcement Virgin Media has two reporting segments, Consumer and Business, as described below.

Virgin Media’s Consumer segment, is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on its cable network, the provision of broadband and fixed line telephone services to residential customers outside of its cable network, and the provision of mobile telephony and broadband to residential customers.

Virgin Media’s Business segment comprises its operations carried out through Virgin Media Business, which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management’s measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. For the reasons stated above, our segment contribution measure is the same as Virgin Media’s segment contribution measure. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by Virgin Media’s Consumer and Business segments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Industry Segments (continued)

The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Revenue	Segment Contribution
Year ended December 31, 2010
Consumer	£3,279.0	£1,982.4
Business	596.8	342.8

Subtotal	3,875.8	2,325.2

Companies not consolidated in VMIH and VMIL	(102.1)

Total	£3,773.7

Year ended December 31, 2009
Consumer	£3,083.1	£1,841.9
Business	580.8	339.7

Subtotal	3,663.9	2,181.6

Companies not consolidated in VMIH and VMIL	(106.1)

Total	£3,557.8

Year ended December 31, 2008
Consumer	£3,029.0	£1,803.6
Business	626.0	335.2

Subtotal	3,655.0	2,138.8

Companies not consolidated in VMIH and VMIL	(110.8)

Total	£3,544.2

The reconciliation of total segment contribution to consolidated operating income (loss) for VMIH and VMIL is as follows (in millions):

	Year ended December 31,
	2010	2009	2008
Total segment contribution	£2,325.2	£2,181.6	£2,138.8
Other operating and corporate costs	815.0	832.7	832.6
Restructuring and other charges	53.0	40.4	22.7
Depreciation	987.7	928.7	900.6
Amortization	147.6	243.1	282.6
Goodwill and intangible asset impairment	—	4.7	362.2
Operating loss of companies not consolidated in VMIH and VMIL	(6.3)	(6.4)	(8.3)

Consolidated operating income (loss)	£328.2	£138.4	£(253.6)

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC
Date: February 22, 2011	By:	/S/ NEIL A. BERKETT

Neil A. Berkett
Chief Executive Officer

Date: February 22, 2011	By:	/S/ EAMONN O’HARE

Eamonn O’Hare
Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: February 22, 2011	By:	/S/ NEIL A. BERKETT

Neil A. Berkett
Chief Executive Officer

Date: February 22, 2011	By:	/S/ EAMONN O’HARE

Eamonn O’Hare
Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED
Date: February 22, 2011	By:	/S/ NEIL A. BERKETT

Neil A. Berkett
Chief Executive Officer

Date: February 22, 2011	By:	/S/ EAMONN O’HARE

Eamonn O’Hare
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIRGIN MEDIA INC

Name		Title	Date
By:	/S/ NEIL A. BERKETT Neil A. Berkett	Chief Executive Officer and Director (principal executive officer)	February 22, 2011

By:	/S/ EAMONN O’HARE Eamonn O’Hare	Chief Financial Officer and Director (principal financial officer)	February 22, 2011

By:	/S/ ROBERT C. GALE Robert C. Gale	Vice President—Controller (principal accounting officer)	February 22, 2011

By:	/S/ CHARLES ALLEN Charles Allen	Director	February 22, 2011

By:	/S/ DOREEN A. TOBEN Doreen A. Toben	Director	February 22, 2011

By:	/S/ JAMES A. CHIDDIX James A. Chiddix	Director	February 22, 2011

By:	/S/ ANDREW COLE Andrew Cole	Director	February 22, 2011

By:	/S/ WILLIAM R. HUFF William R. Huff	Director	February 22, 2011

By:	/S/ GORDON D. MCCALLUM Gordon D. McCallum	Director	February 22, 2011

By:	/S/ JAMES F. MOONEY James F. Mooney	Director	February 22, 2011

By:	/S/ JOHN RIGSBY John Rigsby	Director	February 22, 2011

By:	/S/ STEVEN J. SIMMONS Steven J. Simmons	Director	February 22, 2011

By:	/S/ GEORGE R. ZOFFINGER George R. Zoffinger	Director	February 22, 2011

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Name		Title	Date
By:	/S/ NEIL A. BERKETT Neil A. Berkett	Chief Executive Officer (principal executive officer)	February 22, 2011

By:	/S/ EAMONN O’HARE Eamonn O’Hare	Chief Financial Officer (principal accounting and financial officer)	February 22, 2011
By:	/S/ ROBERT GALE Robert Gale	Director	February 22, 2011
By:	/S/ ROBERT M. MACKENZIE Robert M. Mackenzie	Director	February 22, 2011

VIRGIN MEDIA INVESTMENTS LIMITED

Name		Title	Date
By:	/S/ NEIL A. BERKETT Neil A. Berkett	Chief Executive Officer (principal executive officer)	February 22, 2011

By:	/S/ EAMONN O’HARE Eamonn O’Hare	Chief Financial Officer (principal accounting and financial officer)	February 22, 2011
By:	/S/ ROBERT GALE Robert Gale	Director	February 22, 2011
By:	/S/ ROBERT M. MACKENZIE Robert M. Mackenzie	Director	February 22, 2011

EXHIBIT INDEX

Exhibit No.
2.1		Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 20, 2005).

2.2		Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 30, 2006, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.2. to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).

2.3		Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 12, 2003).

3.1		Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2		Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.3		Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

3.4	*	Memorandum and Articles of Association of Virgin Media Investments Limited.

4.1		High Yield Intercreditor Deed, dated April 13, 2004, as amended and restated on December 30, 2009, among Virgin Media Finance PLC as Issuer, Virgin Media Investment Holdings Limited as Borrower and as High Yield Guarantor, Deutsche Bank AG, London Branch as Facility Agent, The Bank of New York Mellon as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

4.2		Group Intercreditor Deed, dated March 3, 2006, as amended and restated on January 8, 2010 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2010).

4.3		Barclays Intercreditor Agreement, dated March 3, 2006, between, among others, Yorkshire Cable Communications Limited, Sheffield Cable Communications Limited, Yorkshire Cable Properties Limited, Cable London Limited, Barclays Bank PLC and Deutsche Bank AG, London Branch as Security Trustee. (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

4.4		Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on January 10, 2003).

Exhibit No.
4.5	Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on September 26, 2003).

4.6	Registration Rights Agreement, dated June 24, 2004, among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).

4.7	Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 4.36 to Amendment No. 2 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 30, 2004).

4.8	Amendment No. 1, dated as of October 2, 2005, to the Rights Agreement, dated as of March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 3, 2005).

4.9	Amendment No. 2, dated as of March 3, 2006, to the Rights Agreement between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).

4.10	Amendment No. 3, dated as of October 27, 2010, to the Rights Agreement, dated as of March 25, 2004, between Virgin Media Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc., as filed with the Securities and Exchange Commission on October 27, 2010).

4.11	Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 26, 2006).

4.12	First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of July 25, 2006 (Incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

4.13	Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).

4.14	Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).

4.15	Indenture, dated as of June 3, 2009, among Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 3, 2009).

Exhibit No.
4.16		First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of June 3, 2009 (Incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

4.17		Indenture, dated as of November 9, 2009, among Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2009).

4.18		First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of November 9, 2009. (Incorporated by reference to Exhibit 4.25 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

4.19		Indenture, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 20, 2010).

4.20		First Supplemental Indenture, dated as of April 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.21		Second Supplemental Indenture, dated as of May 17, 2010, among General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited, VM Sundial Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.22		Third Supplemental Indenture, dated as of June 10, 2010, among Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Wakefield Cable Communications Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.23	*	Fourth Supplemental Indenture, dated as of February 18, 2011, among VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee.

4.24		Release of Note Guarantee, dated as of April 29, 2010, among Virgin Media Secured Finance PLC, Virgin Media Dover LLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.25		Release of Note Guarantee, dated as of June 10, 2010, among Virgin Media Secured Finance PLC, Virgin Media Television Rights Limited, Virgin Media Television Limited, Challenge TV, Bravo TV Limited, Living TV Limited, Trouble TV Limited and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

Exhibit No.
4.26	*	Release of Note Guarantee, dated as of September 20, 2010, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee.

4.27	*	Release of Note Guarantee, dated as of February 15, 2011, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee.

4.28	*	Release of Note Guarantee, dated as of February 18, 2011, among Virgin Media Secured Finance PLC, Telewest Communications Holdings Limited and The Bank of New York Mellon as trustee.

4.29		Registration Rights Agreement, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited and the initial purchasers party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 20, 2010).

4.30		Composite Debenture dated June 29, 2010 made between the companies listed in schedule 1 thereto, the partnerships listed in schedule 2 thereto and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.11 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.31		Blocked Account Charge dated February 9, 2010 and made between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.13 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.32		Charge dated April 15, 2010 over the shares of Virgin Media Investment Holdings Limited made between Virgin Media Finance PLC and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.33		Assignment of Loans dated April 15, 2010 made between Virgin Media Finance PLC and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.34		Composite Debenture dated April 15, 2010 made between Virgin Media SFA Finance Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.16 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.35		Composite Debenture dated June 10, 2010 made between Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Wakefield Cable Communications Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.19 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.36		Share Pledge dated January 19, 2010 and made between Virgin Media Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.22 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.37		Share Pledge dated January 19, 2010 and made between NTL Glasgow and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.23 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

Exhibit No.
4.38	Bond and Floating Charge dated January 19, 2010 and made between NTL Glasgow and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.27 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.39	Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Motherwell) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.31 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.40	Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Dundee & Perth) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.32 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.41	Security Agreement dated January 19, 2010 and made between Birmingham Cable Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.33 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.42	Share Pledge Agreement dated January 19, 2010 and made between Virgin Media Investments Limited, Future Entertainment S.à r.l. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.47 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.43	Senior Facilities Agreement, dated March 16, 2010, as amended and restated on March 26, 2010 and February 15, 2011, among Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers, BNP Paribas London Branch, Deutsche Bank AG, London Branch, Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs International, J.P. Morgan PLC, Lloyds TSB Corporate Markets, Merrill Lynch International, The Royal Bank of Scotland plc and UBS Limited as Bookrunners and Mandated Lead Arrangers, Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as Security Trustee and the financial and other institutions named in it as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 16, 2011).

4.44	B Facility Accession Deed, dated April 12, 2010, among Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as B Facility Lender and Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 12, 2010).

10.1	Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 8, 2004).

10.2	Form of Non Qualified Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

10.3	Form of Incentive Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

Exhibit No.
10.4	Virgin Media Inc. 2004 Stock Incentive Plan, formerly known as the Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 9, 2004).

10.5	Form of Telewest Global, Inc.’s Non Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Virgin Media Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005).

10.6	Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 6, 2005).

10.7	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission December 21, 2005).

10.8	Virgin Media Inc. 2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.9	Schedule to the Virgin Media Inc. 2006 Stock Incentive Plan relating to the Company Share Option Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.10	Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.11	Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.12	Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.13	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.14	Description of the 2008-2010 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).

10.15	Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2008-2010 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 17, 2008).

10.16	Description of the 2009-2011 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.17	Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).

Exhibit No.
10.18		Form of Non-qualified Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).

10.19		Form of Incentive Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).

10.20		Form of Amended Non-Qualified Stock Option Notice relating to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.21	*	Letter Agreement, dated October 18, 2010, between Virgin Media Inc. and Mr. William Huff regarding amendment to Non-Qualified Stock Option Notices.

10.22	*	Letter Agreement, dated October 18, 2010, between Virgin Media Inc. and Huff 2010 Asset Partners, LLC regarding transfer of options.

10.23		Description of the 2010-2012 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.24		Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.25		Form of Non-qualified Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.26		Form of Incentive Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.27		Form of Company Share Option Plan Option Certificate used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.28		Virgin Media Inc. 2010 Stock Incentive Plan (Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 29, 2010).

10.29	*	Schedule B to the Virgin Media Inc. 2010 Stock Incentive Plan – Joint Stock Ownership Plan.

10.30	*	Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan

10.31	*	Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan

10.32	*	Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan

Exhibit No.
10.33	*	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2010 Stock Incentive Plan

10.34	*	Description of the 2011-2013 Virgin Media Inc. Long Term Incentive Plan.

10.35	*	Joint Share Ownership Plan (JSOP) Trust Agreement dated as of January 28, 2011 between Virgin Media Inc. as grantor and Christiana Trust, a division of Wilmington Savings Fund Society, as trustee.

10.36	*	Trustee Joint Share Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan dated as of January 28, 2011 between Virgin Media Inc. and Christiana Trust, a division of Wilmington Savings Fund Society.

10.37	*	Form of Employee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan.

10.38	*	Form of Restricted Stock Unit Agreement (JSOP Supplementary Award) used for grants made under the Virgin Media Inc. Joint Share Ownership Plan.

10.39	*	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan.

10.40	*	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan.

10.41	*	Form of Incentive Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan.

10.42	*	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan.

10.43	*	Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan and under the Joint Share Ownership Plan.

10.44		Description of Change in Treatment of Employer National Insurance with Respect to Stock Option Awards (Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 29, 2009).

10.45		Description of the Virgin Media Inc. 2010 Bonus Scheme (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.46	*	Description of the Virgin Media Inc. 2011 Bonus Scheme.

10.47		Virgin Media Sharesave Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2009).

10.48		Virgin Media Inc. Deferred Compensation Plan for Directors dated December 11, 2008 (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).

10.49		Second Amended and Restated Employment Agreement, dated as of July 3, 2009, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

Exhibit No.
10.50	Letter agreement, dated as of June 16, 2010, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.51	Letter agreement, dated as of September 14, 2010, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2010).

10.52	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

10.53	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

10.54	Restricted Stock Agreement, dated as of April 30, 2008, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).

10.55	Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

10.56	Service Agreement, dated as of July 3, 2009, between Virgin Media Limited and Neil Berkett (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

10.57	Amendment Letter, dated April 26, 2010, between Virgin Media Inc. and Neil A. Berkett, relating to the Service Agreement, dated as of July 3, 2009 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.58*	Amendment Letter, dated December 8, 2010, between Virgin Media Inc. and Neil A. Berkett relating to the Service Agreement, dated as of July 3, 2009.

10.59	Restricted Stock Agreement, dated as of March 16, 2006, between NTL Incorporated and Neil A. Berkett (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.60	Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and Neil Berkett (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

10.61	Service Agreement, dated as of September 16, 2009, between Virgin Media Limited and Eamonn O’Hare (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.62	Non-Qualified Stock Option Notice, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O’Hare (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.63	Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O’Hare (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.64	Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O’Hare (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

Exhibit No.
10.65	Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.66	Amendment Letter, dated as of December 16, 2009, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.67	Restricted Stock Agreement, dated as of November 2, 2009, between Virgin Media Inc. and Andrew M. Barron. (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.68	Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.69	Amendment Letter, dated November 28, 2008, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).

10.70	Amendment Agreement, dated July 31, 2009, relating to the Employment Agreement dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.71	Amendment Letter, dated December 10, 2009, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.72	Amendment Letter, dated February 4, 2010, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.73	Amendment Letter, dated as of May 12, 2010, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2010).

10.74	Form of Supplemental Incentive Stock Option Notice for Mark Schweitzer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 1, 2010).

10.75	Form of Supplemental Incentive Stock Option Notice with respect to time based options for Mark Schweitzer (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2010).

10.76	Form of Supplemental Incentive Stock Option Notice with respect to performance based options for Mark Schweitzer (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2010).

10.77	Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

Exhibit No.
10.78	Amendment Letter, dated as of December 15, 2009, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.79	Third Amended and Restated Employment Agreement, dated as of September 15, 2009, between Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.80	Incentive Stock Option Notice, dated as of September 15, 2009, between Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.81	Form of Restricted Stock Unit Agreement (to be used for Robert Gale and Bryan H. Hall) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).

10.82	Restricted Stock Agreement, dated as of December 8, 2006, between NTL Incorporated and Bryan H. Hall (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 14, 2006).

10.83	Form of Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).

10.84	Form of Supplemental Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 18, 2011).

10.85	Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Robert Gale (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.86	Amendment Letter, dated June 28, 2010, between Virgin Media Limited and Robert Gale, relating to the Service Agreement, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.87	Restricted Stock Agreement, dated as of May 6, 2004, between Virgin Media Inc. and Robert Gale (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

10.88	Consulting Agreement, dated as of the December 8, 2009, between Virgin Media Inc. and James Chiddix. (Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.89*	Service Agreement dated as of December 21, 2010 between Virgin Media Limited and Scott G. Dresser.

10.90	Form of Indemnity Agreement entered into with Directors and Executive Officers, as supplemented by Form of Amendment No. 1A and Form of Amendment 1B (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

10.91	Investment Agreement, dated as of April 13, 2006, between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

Exhibit No.
10.92	Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.93	Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).

10.94	Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.95	Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (Incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.96	Letter Agreement, dated as of April 3, 2006, between NTL Incorporated and Virgin Enterprises Limited relating to Virgin Enterprises Limited’s right to propose a candidate to serve on the NTL Incorporated board of directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.97	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc., as filed with the Securities and Exchange Commission on October 27, 2010).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1*	Code of Ethics for the registrant and the additional registrants.

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of Ernst & Young LLP for Virgin Media Inc.

23.2*	Consent of Ernst & Young LLP for Virgin Media Investment Holdings Limited.

23.3*	Consent of Ernst & Young LLP for Virgin Media Investments Limited.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.