Form 10-Q
period 2011-03-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2011-05-05
CIK 1270400, 1322791, 1481423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

    Yes  ☐    No  ☒

As of May 2, 2011, there were 317,267,843 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See “Note Concerning the Additional Registrants” in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2011

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

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2010, or the 2010 Annual Report, as filed with the U.S. Securities and Exchange Commission, or SEC, on February 22, 2011. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

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

As the guarantees granted by VMIH and VMIL are not deemed to be unconditional, separate financial statements for these wholly owned indirect subsidiaries of Virgin Media Inc. have been included in this quarterly report pursuant to the rules and regulations of the SEC. Unless otherwise indicated, the discussion contained in this report applies to Virgin Media as well as VMIH and VMIL. Both VMIH and VMIL are incorporated in England and Wales, with their respective registered offices at Media House, Bartley Wood Business Park, Bartley Way, Hook, Hampshire, RG27 9UP. Neither VMIH nor VMIL is an accelerated filer.

Financial Information and Currency of Financial Statements

All of the financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£482.7	£479.5
Restricted cash	2.2	2.2
Accounts receivable—trade, less allowances for doubtful accounts of £7.2 (2011) and £6.4 (2010)	407.9	431.2
Inventory for resale	21.8	26.4
Derivative financial instruments	1.0	0.8
Prepaid expenses and other current assets	72.8	89.0

Total current assets	988.4	1,029.1
Fixed assets, net	4,714.5	4,763.1
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Intangible assets, net	84.3	118.4
Equity investments	350.5	359.2
Derivative financial instruments	333.9	394.6
Deferred financing costs, net of accumulated amortization of £46.5 (2011) and £23.8 (2010)	89.3	98.6
Other assets	49.9	52.7

Total assets	£8,628.3	£8,833.2

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£222.8	£295.9
Accrued expenses and other current liabilities	374.9	391.5
Derivative financial instruments	19.4	13.3
Restructuring liabilities	55.8	57.6
VAT and employee taxes payable	122.5	88.6
Interest payable	118.6	126.5
Deferred revenue	298.3	301.7
Current portion of long term debt	420.7	222.1

Total current liabilities	1,633.0	1,497.2
Long term debt, net of current portion	5,596.2	5,798.3
Derivative financial instruments	63.8	62.0
Deferred revenue and other long term liabilities	205.2	207.9
Deferred income taxes	—	3.2

Total liabilities	7,498.2	7,568.6

Commitments and contingent liabilities
Shareholders’ equity
Common stock—$0.01 par value; authorized 1,000.0 (2011 and 2010) shares; issued and outstanding 317.4 (2011) and 322.0 (2010) shares	1.8	1.8
Additional paid-in capital	4,288.6	4,375.2
Accumulated other comprehensive income	68.5	86.5
Accumulated deficit	(3,228.8)	(3,198.9)

Total shareholders’ equity	1,130.1	1,264.6

Total liabilities and shareholders’ equity	£8,628.3	£8,833.2

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2011	2010
		(Adjusted)
Revenue	£982.3	£929.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	411.1	376.8
Selling, general and administrative expenses	195.1	203.0
Restructuring and other charges	2.6	0.4
Depreciation	228.8	242.5
Amortization	34.1	37.1

	871.7	859.8

Operating income	110.6	69.6
Other income (expense)
Interest expense	(114.6)	(123.3)
Loss on extinguishment of debt	(18.1)	(32.9)
Share of income from equity investments	8.2	7.6
Gain (loss) on derivative instruments	28.0	(21.0)
Foreign currency gains (losses)	7.9	(67.4)
Interest income and other, net	1.7	1.1

Income (loss) from continuing operations before income taxes	23.7	(166.3)
Income tax (expense) benefit	(19.2)	3.0

Income (loss) from continuing operations	4.5	(163.3)
(Loss) income from discontinued operations, net of tax	(1.2)	2.9

Net income (loss)	£3.3	£(160.4)

Basic and diluted income (loss) from continuing operations per common share	£0.01	£(0.50)

Basic and diluted (loss) income from discontinued operations per common share	£(0.00)	£0.01

Basic and diluted net income (loss) per common share	£0.01	£(0.49)

Dividends per share (in U.S. dollars)	$0.04	$0.04

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2011	2010
		(Adjusted)
Operating activities:
Net income (loss)	£3.3	£(160.4)
Loss (income) from discontinued operations	1.2	(2.9)

Income (loss) from continuing operations	4.5	(163.3)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	262.9	279.5
Non-cash interest	2.4	10.9
Non-cash compensation	7.0	7.3
Loss on extinguishment of debt	18.1	32.8
Income from equity accounted investments, net of dividends received	(1.7)	(4.1)
Unrealized (gains) losses on derivative instruments	(30.1)	46.5
Foreign currency (gains) losses	(6.7)	34.2
Income taxes	20.9	(0.6)
Other	(0.1)	0.4
Changes in operating assets and liabilities, net of effect from business disposals:	(5.6)	(41.4)

Net cash provided by operating activities	271.6	202.2

Investing activities:
Purchase of fixed and intangible assets	(163.3)	(181.5)
Proceeds from sale of fixed assets	0.7	1.2
Principal repayments on loans to equity investments	8.4	1.2
Other	0.2	(0.2)

Net cash used in investing activities	(154.0)	(179.3)

Financing activities:
New borrowings, net of financing fees	937.7	1,447.8
Repurchase of common stock	(120.0)	—
Proceeds from employee stock option exercises	1.4	5.6
Principal payments on long term debt, including redemption premiums, and capital leases	(915.5)	(1,464.9)
Dividends paid	(8.0)	(8.8)

Net cash used in financing activities	(104.4)	(20.3)

Cash flow from discontinued operations:
Net cash used in operating activities	(6.5)	(15.0)

Net cash used in discontinued operations	(6.5)	(15.0)

Effect of exchange rate changes on cash and cash equivalents	(3.5)	2.6
Increase (decrease) in cash and cash equivalents	3.2	(9.8)
Cash and cash equivalents, beginning of period	479.5	430.5

Cash and cash equivalents, end of period	£482.7	£420.7

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£112.4	£109.0

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011, or the 2010 Annual Report.

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations, which were disposed of during 2010, comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as discontinued operations in the prior period and, accordingly we adjusted the consolidated statements of operations and cash flows for the three months ended March 31, 2010.

Note 2—Recently Adopted Accounting Pronouncements

On January 1, 2011 we adopted new accounting guidance issued by the FASB for revenue arrangements with multiple-elements. We adopted this guidance on a prospective basis applicable for transactions originating or materially modified after the date of adoption. This guidance changed the criteria for separating units of accounting in multiple-element arrangements and the way in which an entity is required to allocate revenue to these units of accounting.

Prior to the adoption of this guidance and with the exception of mobile revenue transactions, bundled revenue arrangements in our consumer and business segments generally did not contain separate units of accounting. Subsequent to the adoption of this guidance, these bundled revenue arrangements generally have the following units of accounting: an up-front installation element and an ongoing service provision element. Both prior and subsequent to the adoption of this guidance, mobile revenue transactions involving bundled equipment and service revenue have separate units of accounting.

Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Currently, we do not sell installation services or ongoing rental separately on a regular basis and therefore we do not have the evidence to support VSOE for these deliverables. We use evidence of the amounts that third parties charge for similar or identical services, when available, to establish selling price. In some cases, when we are unable to establish VSOE or TPE, we use our best estimate of selling price. Our objective in determining the best estimate of selling price is to establish the price at which we would transact a sale if the deliverable were sold regularly on a stand-alone basis. We consider all reasonably available information including both market data and conditions, as well as entity specific factors. In addition we consider all factors contemplated in negotiating the arrangement with the customer and our own normal pricing practices. These considerations include competitor pricing, customization of the product, profit objectives and cost structures.

Once we have established the selling price of each deliverable, we allocate total arrangement consideration by applying the relative selling price methodology. Prior to the adoption of this guidance, where the fair value of the delivered element could not be determined reliably but the fair value of the undelivered element could be determined reliably, the fair value of the undelivered element was deducted from total consideration and the net amount was allocated to the delivered element based on the “residual value” method. This methodology is no longer permitted under the new guidance and we now allocate revenue for all multiple-element arrangements based on the relative selling price methodology. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 2—Recently Adopted Accounting Pronouncements (continued)

The adoption of this guidance is not expected to have a material impact on our consolidated financial statements for the year ended December 31, 2011. This is principally due to the fact that although prior to the adoption of this guidance we were unable to meet the criteria to separate the units of accounting for our residential customer arrangements, the Cable Television Topic of the FASB ASC required us to recognize initial hookup revenues to the extent we had incurred direct selling costs. The impact of the adoption of this guidance may be material in future years if we make material changes to product or service offerings, pricing structures, the components of bundled arrangements or if we enter into material new arrangements in our Business segment.

Note 3—Long Term Debt

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment did not have an impact on the amount of debt included on our consolidated balance sheet as of March 31, 2011 but did serve to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

On March 3, 2011, our wholly owned subsidiary, Virgin Media Secured Finance PLC issued $500 million aggregate principal amount of 5.25% senior secured notes due 2021 and £650 million aggregate principal amount of 5.50% senior secured notes due 2021. Interest is payable on January 15 and July 15 each year, beginning on July 15, 2011. The senior secured notes due 2021 rank pari passu with and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility and senior secured notes due 2018.

In March 2011, we used the net proceeds from our senior secured notes due 2021 to prepay £532.5 million of the Tranche A outstanding under our senior credit facility, thus eliminating scheduled amortization in 2011 through 2014, and £367.5 million of the Tranche B outstanding under our senior credit facility that were scheduled for payment in 2015, with the remainder being used for general corporate purposes.

If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was achieved in the three months ended March 31, 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the condensed consolidated balance sheet as of March 31, 2011 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

The carrying amount of the $550 million 9.125% senior notes due 2016 is classified as a current liability in the condensed consolidated balance sheet as of March 31, 2011 due to our intention to call the notes within the next twelve months using cash on hand.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 3—Long Term Debt (continued)

Long term debt repayments, excluding capital leases, as of March 31, 2011, were due as follows (in millions):

Period ending March 31:
2012	£344.1
2013	0.3
2014	—
2015	—
2016	775.0
Thereafter	4,815.5

Total debt payments	£5,934.9

On October 27, 2010, we entered into capped call option transactions, or conversion hedges, with certain counterparties relating to our $1.0 billion 6.50% convertible senior notes due 2016. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes. The conversion hedges also provide various mechanisms for settlement in our common stock and/or cash in certain circumstances, based primarily on the settlement method elected for the notes. These conversion hedges have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible senior notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million in respect of the conversion hedges during 2010. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.

The conversion hedges do not qualify for equity classification under the authoritative guidance as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was approximately £197.4 million as of March 31, 2011, has been included as a non-current derivative financial asset in the condensed consolidated balance sheets. Refer to Note 4 for additional discussion of the fair value measurement of the conversion hedges.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

The table below presents our assets and liabilities measured at fair value as at March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in millions):

	Balance at March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£—	£137.5	£—	£137.5
Conversion hedges	—	—	197.4	197.4

Total	£—	£137.5	£197.4	£334.9

Liabilities
Derivative financial instruments	£—	£83.2	£—	£83.2

Total	£—	£83.2	£—	£83.2

In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:

Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The fair values of our derivative financial instruments are disclosed in note 5.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the consolidated balance sheet. The conversion hedges may only be exercised by us upon maturity of the convertible senior notes. The fair value of these instruments was estimated to be £197.4 million as of March 31, 2011, using the Black-Scholes Merton valuation technique. In accordance with the authoritative guidance, fair value represents an estimate of the exit price that would be received upon disposal of the conversion hedges as of the balance sheet date. The fair values of the conversion hedges are primarily impacted by our stock price but are also impacted by the duration of the options, the strike price ($19.22 per share) of the instrument, the cap price ($35 per share) of the instrument, expected volatility of our stock price, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the March 31, 2011 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

March 31, 2011
Estimated fair value of conversion hedges as reported	£197.4

Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£223.3

Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£152.2

Changes in fair values of the conversion hedges are reported as gains (losses) on derivative instruments in the consolidated statement of operations.

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Non-performance risk is based on quoted credit default spreads for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £16.5 million as of March 31, 2011.

The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Three months ended March 31, 2011
Balance at January 1	£191.9
Unrealized gain included in gain (loss) on derivative instruments	10.2
Unrealized currency translation adjustment included in other comprehensive income	(4.7)

Balance at March 31	£197.4

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

The carrying amounts and fair values of our long term debt are as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£775.0	£773.8	£1,675.0	£1,672.5
9.125% U.S. dollar senior notes due 2016	343.8	370.0	352.6	380.3
6.50% U.S. dollar convertible senior notes due 2016	525.4	1,079.0	535.4	1,050.8
9.50% U.S. dollar senior notes due 2016	823.0	975.8	843.2	990.5
9.50% euro senior notes due 2016	152.9	181.9	148.5	182.1
8.375% U.S. dollar senior notes due 2019	369.5	426.2	378.8	421.5
8.875% sterling senior notes due 2019	344.9	390.7	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	616.8	689.3	632.3	677.5
7.00% sterling senior secured notes due 2018	863.4	943.9	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	307.2	314.6	—	—
5.50% sterling senior secured notes due 2021	640.9	632.1	—	—

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

We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable and fixed rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar and South African rand forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the statement of operations. As a result of our effectiveness assessment at March 31, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default spreads for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

Refer to note 4 for a discussion of the conversion hedges.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2011	December 31, 2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.5	£—
Economic Hedge
Foreign currency forward rate contracts	0.5	0.8

	£1.0	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£3.3	£8.0
Cross-currency interest rate swaps	8.9	137.9
Economic Hedge
Interest rate swaps	9.6	3.9
Cross-currency interest rate swaps	114.7	52.9
Conversion hedges	197.4	191.9

	£333.9	£394.6

Included within current liabilities:
Economic Hedge
Foreign currency forward rate contracts	£0.1	£—
Cross-currency interest rate swaps	19.3	13.3

	£19.4	£13.3

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£4.1	£—
Cross-currency interest rate swaps	13.6	10.3
Economic Hedge
Interest rate swaps	27.0	32.2
Cross-currency interest rate swaps	19.1	19.5

	£63.8	£62.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

As of March 31, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

The terms of our outstanding cross-currency interest rate swaps at March 31, 2011, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$550m senior notes due 2016
August 2016	Economic	$550.0	£301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.4	6.50%	7.01%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	LIBOR + 1.94%

		$5,335.7	£3,157.4

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

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

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of March 31, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of our debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three month LIBOR in exchange for payments of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at March 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Accounting	£200.0	6 month LIBOR	2.91%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.87%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.79%
£650m senior secured notes due 2021 January 2021	Accounting	£650.0	5.50%	LIBOR + 1.84%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
October 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of March 31, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
April 2011	Accounting	ZAR 18.0	£1.6	10.9679
May 2011 to December 2011	Accounting	$26.8	£16.6	1.6176
April 2011 to December 2011	Economic	$78.2	£48.5	1.6127

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow accounting hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of operations in the period in which they occur. During the three months ended March 31, 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three months ended March 31, 2011 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income	(57.0)	2.9	(60.3)	0.4	—
Amounts reclassified as a result of cash flow hedge discontinuance	(7.8)	(7.6)	(23.5)	—	23.3
Amounts reclassified to earnings impacting:
Foreign exchange losses	45.4	—	45.4	—	—
Interest expense	1.3	—	1.3	—	—

Balance at March 31, 2011	£(27.3)	£3.3	£(20.5)	£0.5	£(10.6)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the condensed consolidated statement of operations for the three months ended March 31, 2011 because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations.

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income (loss) to earnings would be nil and £5.8m relating to interest rate swaps and cross-currency interest rate swaps, and pre-tax gains of £0.5m relating to forward foreign exchange contracts, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value accounting hedges, the effective portion of the gain or loss on the derivative is reported in earnings along with offsetting fair value movements impacting the hedged debt obligations. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three months ended March 31, 2011, we recognized a loss totaling £1.8 million relating to ineffectiveness of fair value hedges.

Note 6—Restructuring and Other Charges

The following table summarizes our historical restructuring accruals, which is comprised of historic restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2010	£35.8	£1.1	£20.7	£57.6
Charged to expense	1.1	2.3	0.5	3.9
Revisions	—	(0.3)	(1.0)	(1.3)
Utilized	(2.2)	(1.3)	(0.9)	(4.4)

Balance, March 31, 2011	£34.7	£1.8	£19.3	£55.8

In connection with our 2008 restructuring program, in total we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 7—Shareholders’ Equity and Share Based Compensation

During 2010, we announced our intention to undertake a range of capital structure optimization actions, including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter, we increased the capital structure optimization program to permit full redemption of the $550 million 9.125% senior notes due 2016 on or before August 15, 2011. This program may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with this program will be held in treasury or cancelled. See note 4 for a discussion of the conversion hedges related to our convertible senior notes, which were entered into as part of this program.

During the three months ended March 31, 2011, we repurchased 7.2 million shares of common stock in connection with this program, at an average purchase price per share of $27.10 ($194.4 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with this program were cancelled. No shares of common stock were repurchased in the three months ended March 31, 2010.

Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £7.0 million and £7.3 million for the three months ended March 31, 2011 and 2010, respectively.

Note 8—Income (Loss) Per Common Share

Basic net income (loss) per common share attributable to Virgin Media Inc. is computed by dividing the net income (loss) for the three months ended March 31, 2011 and 2010 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow, restricted stock units and warrants, and the if-converted method for shares potentially issuable under our convertible senior notes.

The weighted average number of shares outstanding for the three months ended March 31, 2011 and 2010 is computed as follows (in millions):

	Three months ended March 31,
	2011	2010
Number of shares outstanding at start of period	321.3	329.4
Issue of common stock (average number outstanding during the period)	0.9	0.3
Purchase of treasury shares	(1.7)	—

Weighted average number of shares outstanding	320.5	329.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 8—Income (Loss) Per Common Share (continued)

The following table sets forth the components of basic and diluted income (loss) per common share (in millions):

	Three months ended March 31,
	2011	2010
Numerator for basic and diluted income (loss) per common share from continuing operations	£4.5	£(163.3)

Weighted average number of shares:
Denominator for basic income (loss) per common share	320.5	329.7
Effect of dilutive securities:
Share based awards to employees	6.5	—

Denominator for diluted income (loss) per common share	327.0	329.7

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income (loss) per common shares (in millions):

	Three months ended March 31,
	2011	2010
Stock options	2.1	10.5
Sharesave options	—	0.4
Restricted stock held in escrow	0.6	0.7
Restricted stock units	4.5	5.2
Warrants	—	25.8
Shares issuable under convertible senior notes	52.0	52.0

Each of these instruments are excluded from the calculation of diluted net income per common share in periods in which there is a loss, because the inclusion of potential common shares would have an anti-dilutive effect.

In the three months ended March 31, 2011, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded our average share price during the calculation period.

In the three months ended March 31, 2011, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of March 31, 2011.

In the three months ended March 31, 2011, the common shares issuable under our convertible notes have been excluded from the calculation of the diluted weighted average number of shares because the effect of their inclusion would be anti-dilutive calculated based on the application of the if-converted method, which assumes that interest charges applicable to the convertible notes, net of the income tax effect, are added to income (loss) for the period and that the common shares issuable upon conversion of the convertible notes are added to the number of weighted average shares outstanding.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 8—Income (Loss) Per Common Share (continued)

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

Restricted Stock Grants

The shares of restricted stock granted under our stock incentive plans have a term of up to three and a half years and vest based on time or performance, subject to continued employment. For performance-based restricted stock grants, the performance objectives are based upon quantitative and qualitative objectives, including earnings, operational performance and achievement of strategic goals, amongst others, and vest after a one to three year period. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 9—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended March 31,
	2011	2010
Net income (loss) for period	£3.3	£(160.4)
Currency translation adjustment	0.1	7.7
Net unrealized (losses) gains on derivatives, net of tax	(57.0)	95.8
Reclassification of derivative losses (gains) to net income, net of tax	38.9	(98.4)

Comprehensive loss	£(14.7)	£(155.3)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2011	December 31, 2010
Foreign currency translation	£162.7	£162.6
Pension liability adjustment	(66.9)	(66.9)
Net unrealized losses on derivatives	(27.3)	(9.2)

	£68.5	£86.5

Note 10—Contingent Liabilities

We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with the Contingencies Topic of the FASB ASC, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Additionally, when we believe it is at least reasonably possible that a liability has been incurred in excess of any recorded liabilities we provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. While litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, for legal matters in which we have assessed the likelihood that a liability has been incurred as less than reasonably possible, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management’s attention and the creation of significant expenses.

Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £74.6 million as of March 31, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable of resulting in a liability. Any challenge of the VAT treatment of these activities could be subject to court proceedings before a potential settlement would be required. We currently expect an initial hearing on these matters to take place in late 2011 or early 2012.

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

Segment information for the three month period ended March 31, 2011 and 2010 was as follows (in millions):

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£823.2	£159.1	£982.3	£789.5	£139.9	£929.4
Segment contribution	£485.0	£92.6	£577.6	£480.5	£76.1	£556.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Industry Segments (continued)

The reconciliation of total segment contribution to consolidated operating income and net income (loss) is as follows (in millions):

	Three months ended March 31,
	2011	2010
Total segment contribution	£577.6	£556.6
Other operating and corporate costs	201.5	207.0
Restructuring and other charges	2.6	0.4
Depreciation	228.8	242.5
Amortization	34.1	37.1

Consolidated operating income	110.6	69.6
Other income (expense)
Interest expense	(114.6)	(123.3)
Loss on extinguishment of debt	(18.1)	(32.9)
Share of income from equity investments	8.2	7.6
Gain (loss) on derivative instruments	28.0	(21.0)
Foreign currency gain (loss)	7.9	(67.4)
Interest income and other, net	1.7	1.1
Income tax (expense) benefit	(19.2)	3.0

Income (loss) from continuing operations	4.5	(163.3)
(Loss) income from discontinued operations, net of tax	(1.2)	2.9

Net income (loss)	£3.3	£(160.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X.

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

	March 31, 2011
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£45.6	£1.0	£—	£0.5	£—	£435.6	£—	£482.7
Restricted cash	—	—	—	—	—	2.2	—	2.2
Other current assets	0.3	—	—	8.5	—	494.7	—	503.5

Total current assets	45.9	1.0	—	9.0	—	932.5	—	988.4
Fixed assets, net	—	—	—	—	—	4,714.5	—	4,714.5
Goodwill and Intangible assets, net	—	—	(15.0)	—	—	2,116.8	—	2,101.8
Investments in, and loans to, parent and subsidiary companies	1,421.1	493.4	(1,026.1)	1,367.2	1,833.0	(3,640.3)	(97.8)	350.5
Other assets, net	205.9	—	—	150.1	—	117.1	—	473.1

Total assets	£1,672.9	£494.4	£(1,041.1)	£1,526.3	£1,833.0	£4,240.6	£(97.8)	£8,628.3

Current liabilities	£17.5	£390.0	£12.8	£115.3	£—	£1,960.6	£(863.2)	£1,633.0
Long-term debt, net of current portion	525.3	1,690.2	—	—	—	3,380.7	—	5,596.2
Other long-term liabilities	—	—	—	44.6	—	224.4	—	269.0
Shareholders’ equity (deficit)	1,130.1	(1,585.8)	(1,053.9)	1,366.4	1,833.0	(1,325.1)	765.4	1,130.1

Total liabilities and shareholders’ equity (deficit)	£1,672.9	£494.4	£(1,041.1)	£1,526.3	£1,833.0	£4,240.6	£(97.8)	£8,628.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	December 31, 2010
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£101.3	£1.8	£0.4	£4.5	£—	£371.5	£—	£479.5
Restricted cash	—	—	—	—	—	2.2	—	2.2
Other current assets	0.4	—	—	8.7	—	538.3	—	547.4

Total current assets	101.7	1.8	0.4	13.2	—	912.0	—	1,029.1
Fixed assets, net	—	—	—	—	—	4,763.1	—	4,763.1
Goodwill and Intangible assets, net	—	—	(15.0)	—	—	2,150.9	—	2,135.9
Investments in, and loans to, parent and subsidiary companies	1,506.5	586.0	(988.0)	1,288.9	1,764.4	(3,790.6)	(8.0)	359.2
Other assets, net	201.1	—	—	275.8	—	69.0	—	545.9

Total assets	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

Current liabilities	£9.3	£64.2	£17.2	£127.1	£—	£2,091.2	£(811.8)	£1,497.2
Long-term debt, net of current portion	535.4	2,068.1	—	—	—	3,194.8	—	5,798.3
Other long-term liabilities	—	—	(0.1)	42.5	—	230.7	—	273.1
Shareholders’ equity (deficit)	1,264.6	(1,544.5)	(1,019.7)	1,408.3	1,764.4	(1,412.3)	803.8	1,264.6

Total liabilities and shareholders’ equity (deficit)	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2011
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£982.3	£—	£982.3
Operating costs	—	—	—	—	—	(411.1)	—	(411.1)
Selling, general and administrative expenses	(3.8)	—	—	—	—	(191.3)	—	(195.1)
Restructuring and other charges	—	—	—	—	—	(2.6)	—	(2.6)
Depreciation and amortization	—	—	—	—	—	(262.9)	—	(262.9)

Operating income (loss)	(3.8)	—	—	—	—	114.4	—	110.6
Interest expense	(14.7)	(48.5)	(12.5)	(99.9)	—	(256.0)	317.0	(114.6)
Loss on extinguishment of debt	—	—	—	(18.1)	—	—	—	(18.1)
Share of income from equity investments	—	—	—	—	—	8.2	—	8.2
Gain on derivative instruments	10.3	—	—	17.7	—	—	—	28.0
Foreign currency gains	0.2	—	0.8	1.3	—	5.6	—	7.9
Interest income and other, net	2.8	49.1	13.6	41.1	—	212.1	(317.0)	1.7
Income tax (expense) benefit	—	—	—	(23.3)	—	4.1	—	(19.2)

Income (loss) from continuing operations	(5.2)	0.6	1.9	(81.2)	—	88.4	—	4.5
Loss on discontinued operations, net of tax	—	—	—	—	—	(1.2)	—	(1.2)
Equity in net income (loss) of subsidiaries	8.5	(0.5)	6.6	80.7	109.8	—	(205.1)	—

Net income (loss)	£3.3	£0.1	£8.5	£(0.5)	£109.8	£87.2	£(205.1)	£3.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£—	£929.4	£—	£929.4
Operating costs	—	—	—	—	—	(376.8)	—	(376.8)
Selling, general and administrative expenses	(4.6)	—	—	—	—	(198.4)	—	(203.0)
Restructuring and other charges	—	—	—	—	—	(0.4)	—	(0.4)
Depreciation and amortization	—	—	—	—	—	(279.6)	—	(279.6)

Operating income (loss)	(4.6)	—	—	—	—	74.2	—	69.6
Interest expense	(14.4)	(58.6)	(28.2)	(108.7)	—	(198.1)	284.7	(123.3)
Loss on extinguishment of debt	—	—	—	(16.4)	—	(16.5)	—	(32.9)
Share of income from equity investments	—	—	—	—	—	7.6	—	7.6
Loss on derivative instruments	—	—	—	(19.1)	—	(1.9)	—	(21.0)
Foreign currency losses	(0.2)	—	(4.4)	(36.3)	—	(26.5)	—	(67.4)
Interest income and other, net	10.3	56.8	29.4	28.3	—	161.0	(284.7)	1.1
Income tax benefit (expense)	—	—	(0.2)	3.6	—	(0.4)	—	3.0

Loss from continuing operations	(8.9)	(1.8)	(3.4)	(148.6)	—	(0.6)	—	(163.3)
Income on discontinued operations, net of tax	—	—	—	—	—	2.9	—	2.9
Equity in net (loss) income of subsidiaries	(151.5)	(151.7)	(148.1)	(3.1)	(3.4)	—	457.8	—

Net (loss) income	£(160.4)	£(153.5)	£(151.5)	£(151.7)	£(3.4)	£2.3	£457.8	£(160.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(2.3)	£(34.4)	£(0.1)	£(66.2)	£—	£374.6	£—	£271.6
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(163.3)	—	(163.3)
Proceeds from sale of fixed assets	—	—	—	—	—	0.7	—	0.7
Principal repayments on loans to equity investments	—	—	—	—	—	8.4	—	8.4
Principal drawdowns (repayments) on loans to group companies	76.7	33.6	(0.3)	66.6	—	(176.6)	—	—
Other	—	—	—	—	—	0.2	—	0.2

Net cash (used in) provided by investing activities	76.7	33.6	(0.3)	66.6	—	(330.6)	—	(154.0)

Financing activities:
New borrowings, net of financing fees	—	—	—	(4.4)	—	942.1	—	937.7
Common stock repurchases	(120.0)	—	—	—	—	—	—	(120.0)
Proceeds from employee stock option exercises	1.4	—	—	—	—	—	—	1.4
Principal payments on long term debt and capital leases	—	—	—	—	—	(915.5)	—	(915.5)
Dividends paid	(8.0)	—	—	—	—	—	—	(8.0)

Net cash (used in) provided by financing activities	(126.6)	—	—	(4.4)	—	26.6	—	(104.4)

Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	—	—	(6.5)	—	(6.5)

Net cash used in discontinued operations	—	—	—	—	—	(6.5)	—	(6.5)

Effect of exchange rates on cash and cash equivalents	(3.5)	—	—	—	—	—	—	(3.5)
Increase (decrease) in cash and cash equivalents	(55.7)	(0.8)	(0.4)	(4.0)	—	64.1	—	3.2
Cash and cash equivalents at beginning of period	101.3	1.8	0.4	4.5	—	371.5	—	479.5

Cash and cash equivalents at end of period	£45.6	£1.0	£—	£0.5	£—	£435.6	£—	£482.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(Adjusted)(in millions)
Net cash provided by (used in) operating activities	£(6.4)	£(0.1)	£3.6	£79.5	£—	£125.6	£—	£202.2
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(181.5)	—	(181.5)
Proceeds from sale of fixed assets	—	—	—	—	—	1.2	—	1.2
Principal repayments on loans to equity investments	—	—	—	—	—	1.2	—	1.2
Principal drawdowns (repayments) on loans to group companies	10.0	—	(3.1)	(973.2)	—	966.3	—	—
Other	—	—	—	—	—	(0.2)	—	(0.2)

Net cash (used in) provided by investing activities	10.0	—	(3.1)	(973.2)	—	787.0	—	(179.3)

Financing activities:
New borrowings, net of financing fees	—	—	—	1,447.8	—	—	—	1,447.8
Proceeds from employee stock option exercises	5.6	—	—	—	—	—	—	5.6
Principal payments on long term debt and capital leases	—	—	—	(501.8)	—	(963.1)	—	(1,464.9)
Dividends paid	(8.8)	—	—	—	—	—	—	(8.8)

Net cash (used in) provided by financing activities	(3.2)	—	—	946.0	—	(963.1)	—	(20.3)

Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	—	—	(15.0)	—	(15.0)

Net cash used in discontinued operations	—	—	—	—	—	(15.0)	—	(15.0)

Effect of exchange rates on cash and cash equivalents	2.6	—	—	—	—	—	—	2.6
(Decrease) increase in cash and cash equivalents	3.0	(0.1)	0.5	52.3	—	(65.5)	—	(9.8)
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	—	123.0	—	430.5

Cash and cash equivalents at end of period	£15.4	£1.8	£0.8	£345.2	£—	£57.5	£—	£420.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021

	March 31, 2011
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£45.6	£—	£416.1	£21.0	£—	£482.7
Restricted cash	—	—	1.3	0.9	—	2.2
Other current assets	0.3	—	483.2	20.0	—	503.5

Total current assets	45.9	—	900.6	41.9	—	988.4
Fixed assets, net	—	—	4,049.0	665.5	—	4,714.5
Goodwill and intangible assets, net	—	—	1,947.3	154.5	—	2,101.8
Investments in, and loans to, parent and subsidiary companies	1,421.1	2,429.1	(1,552.2)	1,287.4	(3,234.9)	350.5
Other assets, net	205.9	30.8	235.0	1.4	—	473.1

Total assets	£1,672.9	£2,459.9	£5,579.7	£2,150.7	£(3,234.9)	£8,628.3

Current liabilities	£17.5	£33.9	£1,766.8	£677.9	£(863.1)	£1,633.0
Long term debt, net of current portion	525.3	2,428.3	2,642.6	—	—	5,596.2
Other long term liabilities	—	—	187.6	81.4	—	269.0
Shareholders’ equity (deficit)	1,130.1	(2.3)	982.7	1,391.4	(2,371.8)	1,130.1

Total liabilities and shareholders’ equity	£1,672.9	£2,459.9	£5,579.7	£2,150.7	£(3,234.9)	£8,628.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	December 31, 2010
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£101.3	£—	£356.9	£21.3	£—	£479.5
Restricted cash	—	—	1.3	0.9	—	2.2
Other current assets	0.4	—	524.7	22.3	—	547.4

Total current assets	101.7	—	882.9	44.5	—	1,029.1
Fixed assets, net	—	—	4,070.8	692.3	—	4,763.1
Goodwill and intangible assets, net	—	—	1,978.9	157.0	—	2,135.9
Investments in, and loans to, parent and subsidiary companies	1,506.5	1,501.1	(646.9)	1,228.4	(3,229.9)	359.2
Other assets, net	201.1	—	343.3	1.5	—	545.9

Total assets	£1,809.3	£1,501.1	£6,629.0	£2,123.7	£(3,229.9)	£8,833.2

Current liabilities	£9.3	£4.6	£1,667.0	£628.0	£(811.7)	£1,497.2
Long term debt, net of current portion	535.4	1,495.4	3,767.5	—	—	5,798.3
Other long term liabilities	—	—	188.9	84.2	—	273.1
Shareholders’ equity	1,264.6	1.1	1,005.6	1,411.5	(2,418.2)	1,264.6

Total liabilities and shareholders’ equity	£1,809.3	£1,501.1	£6,629.0	£2,123.7	£(3,229.9)	£8,833.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2011
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£868.6	£113.7	£—	£982.3
Operating costs	—	—	(343.8)	(67.3)	—	(411.1)
Selling, general and administrative expenses	(3.8)	—	(165.2)	(26.1)	—	(195.1)
Restructuring and other charges	—	—	(2.4)	(0.2)	—	(2.6)
Depreciation and amortization	—	—	(232.1)	(30.8)	—	(262.9)

Operating income (loss)	(3.8)	—	125.1	(10.7)	—	110.6
Interest expense	(14.7)	(34.0)	(263.8)	(119.1)	317.0	(114.6)
Loss on extinguishment of debt	—	—	(18.1)	—	—	(18.1)
Share of income from equity investments	—	—	—	8.2	—	8.2
Gains on derivative instruments	10.3	—	17.7	—	—	28.0
Foreign currency gains (losses)	0.2	—	(13.4)	21.1	—	7.9
Interest and other income, net	2.8	30.6	173.6	111.7	(317.0)	1.7
Income tax expense	—	—	(19.1)	(0.1)	—	(19.2)

Income (loss) from continuing operations	(5.2)	(3.4)	2.0	11.1	—	4.5
Loss on discontinued operations, net of tax	—	—	—	(1.2)	—	(1.2)
Equity in net income (loss) of subsidiaries	8.5	—	16.4	(1.4)	(23.5)	—

Net income (loss)	£3.3	£(3.4)	£18.4	£8.5	£(23.5)	£3.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2010
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£822.9	£106.5	£—	£929.4
Operating costs	—	—	(307.9)	(68.9)	—	(376.8)
Selling, general and administrative expenses	(4.6)	—	(174.5)	(23.9)	—	(203.0)
Restructuring and other charges	—	—	(0.4)	—	—	(0.4)
Depreciation and amortization	—	—	(248.7)	(30.9)	—	(279.6)

Operating income (loss)	(4.6)	—	91.4	(17.2)	—	69.6
Interest expense	(14.4)	(21.1)	(244.8)	(127.7)	284.7	(123.3)
Loss on extinguishment of debt	—	—	(32.9)	—	—	(32.9)
Share of income from equity investments	—	—	—	7.6	—	7.6
Losses on derivative instruments	—	—	(21.0)	—	—	(21.0)
Foreign currency losses	(0.2)	—	(37.7)	(29.5)	—	(67.4)
Interest and other income, net	10.3	21.4	140.2	113.9	(284.7)	1.1
Income tax benefit (expense)	—	—	4.3	(1.3)	—	3.0

(Loss) income from continuing operations	(8.9)	0.3	(100.5)	(54.2)	—	(163.3)
Income (loss) on discontinued operations, net of tax	—	—	—	2.9	—	2.9
Equity in net (loss) income of subsidiaries	(151.5)	—	(46.2)	(100.2)	297.9	—

Net (loss) income	£(160.4)	£0.3	£(146.7)	£(151.5)	£297.9	£(160.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(2.3)	£(0.3)	£178.6	£95.6	£—	£271.6
Investing activities:
Purchase of fixed and intangible assets	—	—	(155.2)	(8.1)	—	(163.3)
Proceeds from sale of fixed assets	—	—	0.7	—	—	0.7
Principal repayments on loans to equity investments	—	—	—	8.4	—	8.4
Principal drawdowns (repayments) on loans to group companies	76.7	(941.8)	955.0	(89.9)	—	—
Other	—	—	—	0.2	—	0.2

Net cash (used in) provided by investing activities	76.7	(941.8)	800.5	(89.4)	—	(154.0)

Financing activities:
New borrowings, net of financing fees	—	942.1	(4.4)	—	—	937.7
Common stock repurchases	(120.0)	—	—	—	—	(120.0)
Proceeds from employee stock option exercises	1.4	—	—	—	—	1.4
Principal payments on long term debt and capital leases	—	—	(915.5)	—	—	(915.5)
Dividends paid	(8.0)	—	—	—	—	(8.0)

Net cash (used in) provided by financing activities	(126.6)	942.1	(919.9)	—	—	(104.4)

Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	(6.5)	—	(6.5)

Net cash used in discontinued operations	—	—	—	(6.5)	—	(6.5)

Effect of exchange rates on cash and cash equivalents	(3.5)	—	—	—	—	(3.5)
Increase (decrease) in cash and cash equivalents	(55.7)	—	59.2	(0.3)	—	3.2
Cash and cash equivalents at beginning of period	101.3	—	356.9	21.3	—	479.5

Cash and cash equivalents at end of period	£45.6	£—	£416.1	£21.0	£—	£482.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2010
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(6.4)	£—	£167.8	£40.8	£—	£202.2
Investing activities:
Purchase of fixed and intangible assets	—	—	(171.4)	(10.1)	—	(181.5)
Proceeds from sale of fixed assets	—	—	1.2	—	—	1.2
Principal repayments on loans to equity investments	—	—	—	1.2	—	1.2
Principal drawdowns (repayments) on loans to group companies	10.0	(1,468.0)	1,397.8	60.2	—	—
Other	—	—	—	(0.2)	—	(0.2)

Net cash (used in) provided by investing activities	10.0	(1,468.0)	1,227.6	51.1	—	(179.3)

Financing activities:
New borrowings, net of financing fees	—	1,468.0	(20.2)	—	—	1,447.8
Proceeds from employee stock option exercises	5.6	—	—	—	—	5.6
Principal payments on long term debt and capital leases	—	—	(1,373.1)	(91.8)	—	(1,464.9)
Dividends paid	(8.8)	—	—	—	—	(8.8)

Net cash (used in) provided by financing activities	(3.2)	1,468.0	(1,393.3)	(91.8)	—	(20.3)

Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	(15.0)	—	(15.0)

Net cash used in discontinued operations	—	—	—	(15.0)	—	(15.0)

Effect of exchange rates on cash and cash equivalents	2.6	—	—	—	—	2.6
(Decrease) increase in cash and cash equivalents	3.0	—	2.1	(14.9)	—	(9.8)
Cash and cash equivalents at beginning of period	12.4	—	387.4	30.7	—	430.5

Cash and cash equivalents at end of period	£15.4	£—	£389.5	£15.8	£—	£420.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£436.0	£376.0
Restricted cash	2.2	2.2
Accounts receivable—trade, less allowances for doubtful accounts of £7.2 (2011) and £6.4 (2010)	407.9	431.2
Inventory for resale	21.8	26.4
Derivative financial instruments	1.0	0.8
Prepaid expenses and other current assets	72.5	88.6

Total current assets	941.4	925.2
Fixed assets, net	4,605.0	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	84.3	118.4
Equity investments	350.5	359.2
Derivative financial instruments	136.5	202.7
Deferred financing costs, net of accumulated amortization of £42.1 (2011) and £19.6 (2010)	80.7	89.4
Other assets	49.9	52.7
Due from group companies	769.6	751.1

Total assets	£9,044.5	£9,176.3

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£222.7	£296.1
Accrued expenses and other current liabilities	373.9	376.3
Derivative financial instruments	19.4	13.3
Restructuring liabilities	54.6	56.4
VAT and employee taxes payable	117.6	83.6
Interest payable	58.3	59.1
Interest payable to group companies	136.2	147.2
Deferred revenue	298.3	300.1
Current portion of long term debt	76.9	222.1

Total current liabilities	1,357.9	1,554.2
Long term debt, net of current portion	3,380.5	3,195.0
Long term debt due to group companies	2,648.2	2,746.4
Derivative financial instruments	63.8	62.0
Deferred revenue and other long term liabilities	204.4	207.2
Deferred income taxes	—	3.2

Total liabilities	7,654.8	7,768.0

Commitments and contingent liabilities
Shareholders’ equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2011 and 2010); issued and outstanding 224,552 ordinary shares (2011 and 2010)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	(94.3)	(76.2)
Accumulated deficit	(2,887.3)	(2,886.8)

Total shareholders’ equity	1,389.7	1,408.3

Total liabilities and shareholders’ equity	£9,044.5	£9,176.3

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended March 31,
	2011	2010
		(Adjusted)
Revenue	£957.3	£903.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	401.6	366.3
Selling, general and administrative expenses	184.9	191.6
Restructuring and other charges	2.5	0.4
Depreciation	223.3	237.0
Amortization	34.1	37.1

	846.4	832.4

Operating income	110.9	71.3
Other income (expense)
Interest expense	(53.5)	(54.6)
Interest expense to group companies	(55.7)	(68.6)
Loss on extinguishment of debt	(18.1)	(32.9)
Share of income from equity investments	8.2	7.6
Gain (loss) on derivative instruments	17.7	(21.0)
Foreign currency gains (losses)	6.6	(62.9)
Interest income and other, net	1.6	1.4
Interest income from group companies	2.2	1.9

Income (loss) from continuing operations before income taxes	19.9	(157.8)
Income tax (expense) benefit	(19.2)	3.2

Income (loss) from continuing operations	0.7	(154.6)
(Loss) income from discontinued operations, net of tax	(1.2)	2.9

Net loss	£(0.5)	£(151.7)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2011	2010
		(Adjusted)
Operating activities:
Net loss	£(0.5)	£(151.7)
Loss (income) from discontinued operations	1.2	(2.9)

Income (loss) from continuing operations	0.7	(154.6)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	257.4	274.1
Non-cash interest	(0.7)	29.9
Non-cash compensation	6.5	6.7
Loss on extinguishment of debt	18.1	32.8
Income from equity accounted investments, net of dividends received	(1.7)	(4.1)
Unrealized (gains) losses on derivative instruments	(19.9)	46.5
Unrealized foreign currency (gains) losses	(6.3)	36.0
Income taxes	20.9	(0.7)
Other	(0.1)	0.4
Changes in operating assets and liabilities, net of effect from business disposals:	9.4	(25.4)

Net cash provided by operating activities	284.3	241.6

Investing activities:
Purchase of fixed and intangible assets	(160.5)	(179.3)
Proceeds from sale of fixed assets	0.7	1.2
Principal repayments on loans to equity investments	8.4	1.2
Investments and loans from parent and subsidiary companies	(88.8)	(45.6)
Other	0.2	(0.2)

Net cash used in investing activities	(240.0)	(222.7)

Financing activities:
New borrowings, net of financing fees	937.7	1,447.8
Principal payments on long term debt, including redemption premiums, and capital leases	(915.5)	(1,464.9)

Net cash used in financing activities	22.2	(17.1)

Cash flow from discontinued operations:
Net cash used in operating activities	(6.5)	(15.0)

Net cash used in discontinued operations	(6.5)	(15.0)

Effect of exchange rate changes on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	60.0	(13.2)
Cash and cash equivalents, beginning of period	376.0	415.9

Cash and cash equivalents, end of period	£436.0	£402.7

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£436.0	£376.0
Restricted cash	2.2	2.2
Accounts receivable—trade, less allowances for doubtful accounts of £7.2 (2011) and £6.4 (2010)	407.9	431.2
Inventory for resale	21.8	26.4
Derivative financial instruments	1.0	0.8
Prepaid expenses and other current assets	72.5	88.6

Total current assets	941.4	925.2
Fixed assets, net	4,605.0	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	84.3	118.4
Equity investments	350.5	359.2
Derivative financial instruments	136.5	202.7
Deferred financing costs, net of accumulated amortization of £42.1 (2011) and £19.6 (2010)	80.7	89.4
Other assets	49.9	52.7
Due from group companies	769.6	751.1

Total assets	£9,044.5	£9,176.3

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£222.7	£296.1
Accrued expenses and other current liabilities	373.9	376.3
Derivative financial instruments	19.4	13.3
Restructuring liabilities	54.6	56.4
VAT and employee taxes payable	117.6	83.6
Interest payable	12.5	18.0
Interest payable to group companies	182.0	188.3
Deferred revenue	298.3	300.1
Current portion of long term debt	76.9	222.1

Total current liabilities	1,357.9	1,554.2
Long term debt, net of current portion	258.8	353.7
Long term debt due to group companies	5,769.9	5,587.7
Derivative financial instruments	63.8	62.0
Deferred revenue and other long term liabilities	204.4	207.2
Deferred income taxes	—	3.2

Total liabilities	7,654.8	7,768.0

Commitments and contingent liabilities
Shareholders’ equity
Common stock—£1.0 par value; issued and outstanding 2.5 (2011 and 2010) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive income	(94.3)	(76.2)
Accumulated deficit	(2,887.3)	(2,886.8)

Total shareholders’ equity	1,389.7	1,408.3

Total liabilities and shareholders’ equity	£9,044.5	£9,176.3

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended March 31,
	2011	2010
		(Adjusted)
Revenue	£957.3	£903.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	401.6	366.3
Selling, general and administrative expenses	184.9	191.6
Restructuring and other charges	2.5	0.4
Depreciation	223.3	237.0
Amortization	34.1	37.1

	846.4	832.4

Operating income	110.9	71.3
Other income (expense)
Interest expense	(3.9)	(9.2)
Interest expense to group companies	(105.3)	(114.0)
Loss on extinguishment of debt	(18.1)	(32.9)
Share of income from equity investments	8.2	7.6
Gain (loss) on derivative instruments	17.7	(21.0)
Foreign currency gains (losses)	6.6	(62.9)
Interest income and other, net	1.6	1.4
Interest income from group companies	2.2	1.9

Income (loss) from continuing operations before income taxes	19.9	(157.8)
Income tax (expense) benefit	(19.2)	3.2

Income (loss) from continuing operations	0.7	(154.6)
(Loss) income from discontinued operations, net of tax	(1.2)	2.9

Net loss	£(0.5)	£(151.7)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2011	2010
		(Adjusted)
Operating activities:
Net loss	£(0.5)	£(151.7)
Loss (income) from discontinued operations	1.2	(2.9)

Income (loss) from continuing operations	0.7	(154.6)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	257.4	274.1
Non-cash interest	(0.7)	29.9
Non-cash compensation	6.5	6.7
Loss on extinguishment of debt	18.1	32.8
Income from equity accounted investments, net of dividends received	(1.7)	(4.1)
Unrealized (gains) losses on derivative instruments	(19.9)	46.5
Unrealized foreign currency (gains) losses	(6.3)	36.0
Income taxes	20.9	(0.7)
Other	(0.1)	0.4
Changes in operating assets and liabilities, net of effect from business disposals:	9.4	(25.4)

Net cash provided by operating activities	284.3	241.6

Investing activities:
Purchase of fixed and intangible assets	(160.5)	(179.3)
Proceeds from sale of fixed assets	0.7	1.2
Principal repayments on loans to equity investments	8.4	1.2
Investments and loans from parent and subsidiary companies	60.2	920.8
Other	0.2	(0.2)

Net cash used in investing activities	(91.0)	743.7

Financing activities:
New borrowings, net of financing fees	(13.8)	(20.2)
Principal payments on long term debt, including redemption premiums, and capital leases	(113.0)	(963.3)

Net cash used in financing activities	(126.8)	(983.5)

Cash flow from discontinued operations:
Net cash used in operating activities	(6.5)	(15.0)

Net cash used in discontinued operations	(6.5)	(15.0)

Effect of exchange rate changes on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	60.0	(13.2)
Cash and cash equivalents, beginning of period	376.0	415.9

Cash and cash equivalents, end of period	£436.0	£402.7

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

The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011, or the 2010 Annual Report.

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations, which were disposed of during 2010, comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as discontinued operations in the prior periods and, accordingly we adjusted the consolidated statements of operations and cash flows for the three months ended March 31, 2010.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 2—Recently Adopted Accounting Pronouncements

On January 1, 2011 we adopted new accounting guidance issued by the FASB for revenue arrangements with multiple-elements. We adopted this guidance on a prospective basis applicable for transactions originating or materially modified after the date of adoption. This guidance changed the criteria for separating units of accounting in multiple-element arrangements and the way in which an entity is required to allocate revenue to these units of accounting.

Prior to the adoption of this guidance and with the exception of mobile revenue transactions, bundled revenue arrangements in our consumer and business segments generally did not contain separate units of accounting. Subsequent to the adoption of this guidance, these bundled revenue arrangements generally have the following units of accounting: an up-front installation element and an ongoing service provision element. Both prior and subsequent to the adoption of this guidance, mobile revenue transactions involving bundled equipment and service revenue have separate units of accounting.

Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Currently, we do not sell installation services or ongoing rental separately on a regular basis and therefore we do not have the evidence to support VSOE for these deliverables. We use evidence of the amounts that third parties charge for similar or identical services, when available, to establish selling price. In some cases, when we are unable to establish VSOE or TPE, we use our best estimate of selling price. Our objective in determining the best estimate of selling price is to establish the price at which we would transact a sale if the deliverable were sold regularly on a stand-alone basis. We consider all reasonably available information including both market data and conditions, as well as entity specific factors. In addition we consider all factors contemplated in negotiating the arrangement with the customer and our own normal pricing practices. These considerations include competitor pricing, customization of the product, profit objectives and cost structures.

Once we have established the selling price of each deliverable, we allocate total arrangement consideration by applying the relative selling price methodology. Prior to the adoption of this guidance, where the fair value of the delivered element could not be determined reliably but the fair value of the undelivered element could be determined reliably, the fair value of the undelivered element was deducted from total consideration and the net amount was allocated to the delivered component based on the “residual value” method. This methodology is no longer permitted under the new guidance and we now allocate revenue for all multiple-element arrangements based on the relative selling price methodology. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition.

The adoption of this guidance is not expected to have a material impact on our consolidated financial statements for the year ended December 31, 2011. This is principally due to the fact that although prior to the adoption of this guidance we were unable to meet the criteria to separate the units of accounting for our residential customer arrangements, the Cable Television Topic of the FASB ASC required us to recognize initial hookup revenues to the extent we had incurred direct selling costs. The impact of the adoption of this guidance may be material in future years if we make material changes to product or service offerings, pricing structures, the components of bundled arrangements or if we enter into material new arrangements in our Business segment.

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

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment did not have an impact on the amount of debt included on our consolidated balance sheet as of March 31, 2011 but did serve to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

On March 3, 2011, Virgin Media Secured Finance PLC, a wholly owned subsidiary of VMIH, issued $500 million aggregate principal amount of 5.25% senior secured notes due 2021 and £650 million aggregate principal amount of 5.50% senior secured notes due 2021. Interest is payable on January 15 and July 15 each year, beginning on July 15, 2011. The senior secured notes due 2021 rank pari passu with our senior credit facility and senior secured notes due 2018 and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility and senior secured notes due 2018.

In March 2011, we used the net proceeds from our senior secured notes due 2021 to prepay £532.5 million of the Tranche A outstanding under our senior credit facility, thus eliminating scheduled amortization in 2011 through 2014, and £367.5 million of the Tranche B outstanding under our senior credit facility that were scheduled for payment in 2015, with the remainder being used for general corporate purposes.

The carrying amount of the $550 million 9.125% senior notes due 2016 is classified as a current liability in the condensed consolidated balance sheet as of March 31, 2011 due to our intention to call the notes within the next twelve months using cash on hand.

Long term debt repayments, excluding capital leases, as of March 31, 2011, were due as follows (in millions):

Period ending March 31:
2012	£0.3
2013	62.8
2014	—
2015	—
2016	775.0
Thereafter	6,145.4

Total debt payments	£6,983.5

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

In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:

Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The fair values of our derivative financial instruments are disclosed in note 5.

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

The carrying amounts and fair values of our long term debt are as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£775.0	£773.8	£1,675.0	£1,675.5
9.125% U.S. dollar senior notes due 2016	343.8	370.0	352.6	380.3
6.50% U.S. dollar senior notes due 2016	111.1	228.2	176.7	346.8
9.50% U.S. dollar senior notes due 2016	823.0	975.8	843.2	990.5
9.50% euro senior notes due 2016	152.9	181.9	148.5	182.1
8.375% U.S. dollar senior notes due 2019	369.5	426.2	378.8	421.5
8.875% sterling senior notes due 2019	344.9	390.7	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	616.8	689.3	632.3	677.5
7.00% sterling senior secured notes due 2018	863.4	943.9	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	307.2	314.6	—	—
5.50% sterling senior secured notes due 2021	640.9	632.1	—	—
Floating rate senior loan note due 2012	62.5	62.5	64.1	64.1
Other notes due to affiliates	440.5	440.5	437.7	437.7

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

We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable and fixed rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar and South African rand forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

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

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the statement of operations. As a result of our effectiveness assessment at March 31, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default spreads for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2011	December 31, 2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.5	£—
Economic Hedge
Foreign currency forward rate contracts	0.5	0.8

	£1.0	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£3.3	£8.0
Cross-currency interest rate swaps	8.9	137.9
Economic Hedge
Interest rate swaps	9.6	3.9
Cross-currency interest rate swaps	114.7	52.9

	£136.5	£202.7

Included within current liabilities:
Accounting Hedge
Interest rate swaps	£0.1	£—
Economic Hedge
Cross-currency interest rate swaps	19.3	13.3

	£19.4	£13.3

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£4.1	£—
Cross-currency interest rate swaps	13.6	10.3
Economic Hedge
Interest rate swaps	27.0	32.2
Cross-currency interest rate swaps	19.1	19.5

	£63.8	£62.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

As of March 31, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

The terms of our outstanding cross-currency interest rate swaps at March 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$550m senior notes due 2016
August 2016	Economic	$550.0	£301.2	9.13%	8.54%
$1,350m senior notes due 2016
August 2016	Accounting	1,350.0	835.5	9.50%	9.98%
$1,000m senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.4	6.50%	7.01%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	LIBOR + 1.94%

		$5,335.7	£3,157.4

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

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

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of March 31, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of our debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three month LIBOR in exchange for payments of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at March 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Accounting	£200.0	6 month LIBOR	2.91%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.87%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.79%
£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	LIBOR + 1.84%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
October 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of March 31, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
April 2011	Accounting	ZAR 18.0	£1.6	10.9679
May 2011 to December 2011	Accounting	$26.8	£16.6	1.6176
April 2011 to December 2011	Economic	$78.2	£48.5	1.6127

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow accounting hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of operations in the period in which they occur. During the three months ended March 31, 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three months ended March 31, 2011 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income	(57.0)	2.9	(60.3)	0.4	—
Amounts reclassified as a result of cash flow hedge discontinuance	(7.8)	(7.6)	(23.5)	—	23.3
Amounts reclassified to earnings impacting:
Foreign exchange losses	45.4	—	45.4	—	—
Interest expense	1.3	—	1.3	—	—

Balance at March 31, 2011	£(27.3)	£3.3	£(20.5)	£0.5	£(10.6)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the condensed consolidated statement of operations for the three months ended March 31, 2011 because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations.

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax gains that would be reclassified from other comprehensive income (loss) to earnings would be nil and £5.8m relating to interest rate swaps and cross-currency interest rate swaps, and pre-tax gains of £0.5m relating to forward foreign exchange contracts, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value accounting hedges, the effective portion of the gain or loss on the derivative is reported in earnings along with offsetting fair value movements impacting the hedged debt obligation. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three months ended March 31, 2011, we recognized a loss totaling £1.8 million relating to ineffectiveness of fair value hedges.

Note 6—Restructuring and Other Charges

The following table summarizes our historical restructuring accruals, which is comprised of historic restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2010	£35.2	£1.1	£20.1	£56.4
Charged to expense	1.1	2.2	0.5	3.8
Revisions	—	(0.3)	(1.0)	(1.3)
Utilized	(2.2)	(1.3)	(0.8)	(4.3)

Balance, March 31, 2011	£34.1	£1.7	£18.8	£54.6

In connection with our 2008 restructuring program, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

Note 7—Share Based Compensation

Stock Option Plans

We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at March 31, 2011, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2010 Annual Report.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 8—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended March 31,
	2011	2010
Net loss for period	£(0.5)	£(151.7)
Currency translation adjustment	—	0.1
Net unrealized (losses) gains on derivatives, net of tax	(57.0)	95.8
Reclassification of derivative losses (gains) to net income, net of tax	38.9	(98.4)

Comprehensive loss	£(18.6)	£(154.2)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	March 31, 2011	December 31, 2010
Foreign currency translation	£(0.1)	£(0.1)
Pension liability adjustment	(66.9)	(66.9)
Net unrealized losses on derivatives	(27.3)	(9.2)

	£(94.3)	£(76.2)

Note 9—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

We are wholly owned subsidiaries of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended March 31,
	2011	2010
Operating costs	£9.5	£10.5
Selling, general and administrative expenses	10.2	11.4

	£19.7	£21.9

The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 10—Contingent Liabilities

We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with the Contingencies Topic of the FASB ASC, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Additionally, when we believe it is at least reasonably possible that a liability has been incurred in excess of any recorded liabilities we provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. While litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, for legal matters in which we have assessed the likelihood that a liability has been incurred as less than reasonably possible, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management’s attention and the creation of significant expenses.

Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £74.6 million as of March 31, 2011 that are not accrued for, as we deem them to be reasonably possible but not probable of resulting in a liability. Any challenge of the VAT treatment of these activities could be subject to court proceedings before a potential settlement would be required. We currently expect an initial hearing on these matters to take place in late 2011 or early 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Industry Segments

VMIH and VMIL are not managed separately from Virgin Media and financial information is only prepared and reviewed by the chief operating decision maker (CODM) of Virgin Media, who is also the CODM of VMIH and VMIL, at the consolidated Virgin Media level. Virgin Media’s segments are based on its method of internal reporting along with the criteria used by its chief executive officer, who is its CODM, to evaluate segment performance, the availability of separate financial information and overall materiality considerations. Virgin Media has two reporting segments, Consumer and Business, as described below.

Virgin Media’s Consumer segment is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on its cable network, the provision of broadband and fixed line telephone services to residential customers outside of its cable network, and the provision of mobile telephony and broadband to residential customers.

Virgin Media’s Business segment comprises its operations carried out through Virgin Media Business, which provides voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K.

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

The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the three month periods ended March 31, 2011 and 2010 (in millions):

	Revenue	Segment Contribution
Three months ended March 31, 2011
Consumer	£823.2	£485.0
Business	159.1	92.6

Subtotal	982.3	577.6

Companies not consolidated in VMIH and VMIL	(25.0)

Total	£957.3

Three months ended March 31, 2010
Consumer	£789.5	£480.5
Business	139.9	76.1

Subtotal	929.4	556.6

Companies not consolidated in VMIH and VMIL	(25.7)

Total	£903.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Industry Segments (continued)

The reconciliation of total segment contribution to consolidated operating income and net loss for VMIH and VMIL is as follows (in millions):

	Three months ended March 31,
	2011	2010
Total segment contribution	£577.6	£556.6
Other operating and corporate costs	201.5	207.0
Restructuring and other charges	2.6	0.4
Depreciation	228.8	242.5
Amortization	34.1	37.1
Operating loss of subsidiaries not consolidated in either of the companies	(0.3)	(1.7)

Consolidated operating income	110.9	71.3
Other income (expense)
Interest expense (1)	(109.2)	(123.2)
Loss on extinguishment of debt	(18.1)	(32.9)
Share of income from equity investments	8.2	7.6
Gain (loss) on derivative instruments	17.7	(21.0)
Foreign currency gain (loss)	6.6	(62.9)
Interest income and other, net (2)	3.8	3.3
Income tax (expense) benefit	(19.2)	3.2

Income (loss) from continuing operations	0.7	(154.6)
(Loss) income from discontinued operations, net of tax	(1.2)	2.9

Net loss	£(0.5)	£(151.7)

(1)	Interest expense represents the total of interest expense and interest expense to group companies.

(2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced television on-demand services available in the U.K. market. We are also one of the U.K.’s largest mobile virtual network operators by number of customers. In addition, we provide a complete portfolio of voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business). We also have an interest in the UKTV television channels through our joint ventures with BBC Worldwide.

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

Our revenue by segment for the three months ended March 31, 2011 and 2010 was as follows (in millions):

	Three months ended March 31,
	2011		2010
Consumer Segment	£823.2	83.8%	£789.5	84.9%
Business Segment	159.1	16.2	139.9	15.1

	£982.3	100.0%	£929.4	100.0%

For further discussion of our business, please refer to our 2010 Annual Report.

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

Competition. Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT; resellers or local loop unbundlers, such as BSkyB and Talk Talk; alternative internet access services such as DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including Everything Everywhere Limited (the joint venture between T-Mobile (UK) and Orange (UK)), O2, Vodafone and 3 UK, and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers. There is also significant and increasing competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, we also compete with regional providers, such as COLT Telecom, which have a strong network presence within limited geographic areas. Recently we have also faced increasing competition from the launch of business services by MNOs.

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

Consumer Segment

In our Consumer segment, cable customers account for the majority of our revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them and, with respect to our fixed and mobile telephone customers, by usage levels of our services. For example, cable broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Similarly, over the service term our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity for cross-sell of our cable products. We actively promote “quad-play” services and our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, fixed and mobile telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Consumer segment include average revenue per user, or ARPU, churn, competition, seasonality and distribution.

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

Seasonality. Some of our Consumer revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. Our churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years. In addition, our revenue and cost of sales tend to be lower in the first quarter of any year as compared to the immediately preceding fourth quarter of the prior year. Historically, there has been lower telephony usage (including mobile, as noted above) in the first quarter and less spending in a first quarter than in a fourth quarter. These factors, taken with a lesser number of days in the first quarter, have historically contributed to this trend. The first quarter of 2011 was no exception to this pattern with lower revenue and corresponding cost of sales than the fourth quarter of 2010.

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

Operational Effectiveness. The extensive use of optical fiber in our access networks allows us to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks. Business customers require timely installation services and our ability to meet required timescales and commence providing services may impact our revenues. We regularly rely on third-party suppliers to connect business customers and we have a variety of alternative methods to connect our national telecommunications network to the premises of business customers that are located outside of our cabled areas.

Government Spending. Public sector organizations, in particular local authorities, represent a significant proportion of the customer base in our Business segment. Accordingly, changes to the U.K. government’s allocation of funding and spending levels with respect to certain programs have had, and may continue to have, an effect on our Business segment revenue.

Critical Accounting Policies

Our consolidated financial statements, and related financial information are based on the application of U.S. GAAP. GAAP required the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the amount of assets, liabilities, revenues and expenses reported as well as disclosures about contingencies, risks and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2010 Annual Report.

New Accounting Guidance

New accounting rules and disclosures can significantly impact our reported results and the comparability of our financial statements. There are new proposals under development regarding revenue and leasing transactions which, if and when enacted, may have a material impact on our financial reporting.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue

For the three months ended March 31, 2011, revenue increased by 5.7% to £982.3 million from £929.4 million for the three months ended March 31, 2010. The amount of revenue recognized in both our Consumer and Business segments increased over both periods as more fully described in our segment discussions below.

Operating Costs

Operating costs for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)
Operating costs:
Consumer cost of sales	£263.0	£233.2	12.8%
Business cost of sales	51.3	44.9	14.3
Network and other operating costs	96.8	98.7	(1.9)

Total operating costs	£411.1	£376.8	9.1%

For the three months ended March 31, 2011, operating costs increased by 9.1% to £411.1 million from £376.8 million during the same period in 2010. This increase was primarily attributable to increased Consumer and Business segment cost of sales as a result of increased revenues in both segments, along with other factors described in greater detail in our segment discussions below. Network and other operating costs decreased primarily due to a reduction in network related facilities costs. As a result of these changes, operating costs as a percentage of revenue increased to 41.9% for the three months ended March 31, 2011 from 40.5% for the three months ended March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)
Selling, general and administrative expenses:
Employee and outsourcing costs	£117.6	£116.5	0.9%
Marketing costs	35.2	38.7	(9.0)
Facilities	14.5	17.0	(14.7)
Other	27.8	30.8	(9.7)

Total selling, general and administrative expenses	£195.1	£203.0	(3.9)%

For the three months ended March 31, 2011, selling, general and administrative expenses decreased by 3.9% to £195.1 million from £203.0 million for the three months ended March 31, 2010. This decrease was primarily due to lower marketing, facilities and other costs, partially offset by higher employee and outsourcing costs. Marketing costs were lower primarily due to the non-recurring costs of rebranding our Business segment to Virgin Media Business in the first quarter of 2010. Lower facilities costs were mainly due to reduced power costs. Lower other costs were primarily due to lower license fees which ceased in the second quarter of 2010. Higher employee and outsourcing costs were mainly due to salary increases.

Restructuring and Other Charges

Restructuring and other charges were £2.6 million in the three months ended March 31, 2011 which related primarily to involuntary employee termination costs in connection with the restructuring program initiated in the fourth quarter of 2008. Restructuring and other charges of £0.4 million in the three months ended March 31, 2010 related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008.

Depreciation Expense

For the three months ended March 31, 2011, depreciation expense decreased by 5.6% to £228.8 million from £242.5 million for the three months ended March 31, 2010. The decrease in depreciation expense was primarily a result of fixed assets becoming fully depreciated partially offset by depreciation in respect of new fixed assets.

Amortization Expense

For the three months ended March 31, 2011, amortization expense decreased to £34.1 million from £37.1 million for the three months ended March 31, 2010. The decline in amortization expense was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2011.

Interest Expense

For the three months ended March 31, 2011, interest expense decreased to £114.6 million from £123.3 million for the three months ended March 31, 2010 due to lower borrowing costs on our debt along with the effect of interest and cross currency rate swaps designated as accounting hedges. We paid cash interest of £112.4 million for the three months ended March 31, 2011 and £109.0 million for the three months ended March 31, 2010. The increase in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result refinancing activity undertaken during the year ended December 31, 2010 and the three months ended March 31, 2011.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of £18.1 million for the three months ended March 31, 2011 related to the write-off of deferred financing costs resulting from the repayments of our senior credit facility from the net proceeds of the senior secured bond issuance on March 3, 2011. The loss on extinguishment of debt of £32.9 million for the three months ended March 31, 2010 related to the write-off of deferred financing costs resulting from repayments of our old senior credit facility.

Share of Income From Equity Investments

For the three months ended March 31, 2011, share of income from equity investments was £8.2 million as compared with income of £7.6 million for the same period in 2010. The share of income from equity investments in the three months ended March 31, 2011 and 2010 was our proportionate share of the income earned by UKTV.

Gain (loss) on Derivative Instruments

The gain on derivative instruments of £28.0 million in the three months ended March 31, 2011 was driven by the reclassification of gains of £31.1 million on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments. The loss on derivative instruments of £21.0 million in the three months ended March 31, 2010 was mainly driven by the reclassification of losses on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar.

Foreign Currency Gains (Losses)

The foreign currency gains of £7.9 million in the three months ended March 31, 2011 were primarily due to strengthening of the pound sterling relative to the U.S. dollar and related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019. The foreign currency losses of £67.4 million in the three months ended March 31, 2010 were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on our convertible senior notes and the U.S. dollar denominated tranches of our old senior credit facility, partially offset by remeasurement gains on our U.S. dollar denominated senior notes due 2019.

Income Tax (Expense) Benefit

For the three months ended March 31, 2011, income tax expense was £19.2 million, as compared with income tax benefit of £3.0 million for the same period in 2010. The income tax expense related primarily to a reclassification of tax effects associated with gains on certain of our hedging instruments from accumulated other comprehensive income. The income tax benefit in the prior period primarily related to consortium tax relief receivable from our joint venture operations.

Net Income (Loss) from Continuing Operations

For the three months ended March 31, 2011, net income from continuing operations was £4.5 million, compared with a net loss of £163.3 million for the same period in 2010, due to the factors discussed above.

Net Income (Loss) from Continuing Operations per Share

Basic and diluted net income from continuing operations per common share for the three months ended March 31, 2011 was £0.01 compared to a loss of £0.50 for the three months ended March 31, 2010. Basic and diluted net income (loss) from continuing operations per share is computed using a weighted average of 320.5 million shares outstanding in the three months ended March 31, 2011 and a weighted average of 329.7 million shares outstanding for the same period in 2010.

Segmental Results of Operations from Continuing Operations for the Three Months Ended March 31, 2011 and 2010

A description of the products and services, as well as financial data, for each segment can be found in note 11 to Virgin Media’s condensed consolidated financial statements.

The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of March 31, 2011. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Consumer Segment

The summary combined results of operations of our Consumer segment for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)
Revenue	£823.2	£789.5	4.3%
Segment contribution	485.0	480.5	0.9

Revenue

Our Consumer segment revenue for the three months ended March 31, 2011 and 2010 was as follows (in millions):

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)
Revenue:
Cable	£666.0	£640.0	4.1%
Mobile (1)	136.9	131.9	3.8
Non-cable	20.3	17.6	15.3

Total revenue	£823.2	£789.5	4.3%

(1)	Includes equipment revenue stated net of discounts earned through service usage.

For the three months ended March 31, 2011, revenue from our Consumer segment customers increased by 4.3% to £823.2 million from revenue of £789.5 million for the three months ended March 31, 2010. This increase was primarily due to an increase in revenue from our cable product offerings and, to a lesser extent, increased revenue from our mobile and non-cable product offerings.

For the three months ended March 31, 2011, cable revenue increased to £666.0 million from £640.0 million for the three months ended March 31, 2010. This increase in cable revenue was primarily due to additional cable customers subscribing to our services, selective price increases and successful up-selling and cross-selling to our existing customer base, partially offset by a continued decline in fixed line telephony usage along with higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Cable ARPU increased to £46.16 for the three months ended March 31, 2011 from £45.01 for the three months ended March 31, 2010. The increase in cable ARPU was mainly due to the selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and price discounting. Our focus on acquiring new bundled customers and on cross-selling to existing customers is demonstrated by cable products per customer increasing to 2.50 at March 31, 2011 from 2.48 at March 31, 2010, and by “triple-play” penetration growing to 63.4% at March 31, 2011 from 61.9% at March 31, 2010. A triple-play customer is a customer who subscribes to our cable television, broadband and fixed line telephone services.

For the three months ended March 31, 2011, mobile revenue increased to £136.9 million from £131.9 million for the three months ended March 31, 2010. This increase was attributable to an increase in service revenues, mainly driven by increased contract revenue, partially offset by lower revenue from the declining base of prepay mobile subscribers.

Mobile ARPU increased to £14.70 for the three months ended March 31, 2011 from £13.70 for the three months ended March 31, 2010. The increase was primarily due to the increased proportion of our higher value contract customers relative to the total number of mobile customers, which rose to 42.1% at March 31, 2011 from 33.7% at March 31, 2010, partially offset by lower prepay usage.

Non-cable revenue for the three months ended March 31, 2011 increased to £20.3 million from £17.6 million for the three months ended March 31, 2010. Revenue increased as a result of an increase in the number of customers along with an increase in the number of customers taking both telephone and broadband services, which rose to 62.1% at March 31, 2011 from 54.2% at March 31, 2010, and an increase in line rental revenues.

Consumer Segment Contribution

For the three months ended March 31, 2011, Consumer segment contribution increased to £485.0 million from £480.5 million for the three months ended March 31, 2010. The increase was primarily due to the increase in Consumer revenue, as described above, partially offset by higher Consumer cost of sales primarily due to the higher cost of high definition (HD) content in our TV package as well as higher mobile equipment costs and higher telephony interconnect costs.

Summary Cable Statistics

Selected statistics for our cable customers for the three months ended March 31, 2011 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our cable operations. Our net additions, being the net of our customer additions and disconnects, for the three months ended March 31, 2011 was an increase of 20,200 customers. The decrease in net additions compared with the three months ended March 31, 2010 was primarily the result of an increase in customer churn. Customer churn increased to 1.2% in the three months ended March 31, 2011 from 1.1% in the three months ended March 31, 2010 due to competitive and economic factors. The total number of cable products grew to 12,031,000 at March 31, 2011 from 11,817,700 at March 31, 2010, representing a net increase in products of 213,300. Between March 31, 2010 and March 31, 2011, the number of cable customers increased by 58,500.

	Three months ended
	March 31, 2011		December 31, 2010		September 2010		June 30, 2010		March 31, 2010
Opening customers	4,800,100		4,783,000		4,768,900		4,761,800		4,723,500
Customer additions	191,800		206,600		236,000		188,600		193,100
Customer disconnects (1)	(171,600)		(189,500)		(221,900)		(181,500)		(154,800)

Net customer additions	20,200		17,100		14,100		7,100		38,300

Closing customers	4,820,300		4,800,100		4,783,000		4,768,900		4,761,800
Cable churn (2)	1.2%		1.3%		1.6%		1.3%		1.1%
Cable products:
Television	3,788,900		3,778,800		3,766,700		3,751,900		3,729,600
DTV (included in Television)	3,772,300		3,759,600		3,745,900		3,728,700		3,702,800
ATV (included in Television)	16,600		19,200		20,800		23,200		26,800
Telephone	4,180,900		4,161,700		4,161,000		4,175,300		4,178,000
Broadband	4,061,200		4,011,100		3,969,800		3,936,000		3,910,100
Total cable products	12,031,000		11,951,600		11,897,500		11,863,200		11,817,700
Cable products/Customer	2.50	x	2.49	x	2.49	x	2.49	x	2.48	x
Triple-play penetration	63.4%		63.0%		62.7%		62.4%		61.9%
Cable Average Revenue Per User (3)	£46.16		£47.51		£46.38		£45.88		£45.01
Cable ARPU calculation:
Cable revenue (millions)	£666.0		£682.8		£662.6		£656.4		£640.0
Average customers	4,809,000		4,790,000		4,763,400		4,768,800		4,739,500

(1)	During the second half of 2010, we reviewed our credit and collections reporting processes and aligned the way we measure disconnections with our underlying operational process. As a result, we estimate that reported gross disconnects decreased by 6,300 customers, representing 15,300 products and 4,600 customers, representing 11,000 products, during the third and fourth quarters of 2010, respectively.

(2)	Cable churn is calculated by taking the total cable customer disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of cable customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from customers using our virginmedia.com website, by the average number of customers directly connected to our network in that period divided by three.

Summary Mobile Statistics

Selected statistics for our mobile customers for the three months ended March 31, 2011 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our mobile operations. Between March 31, 2010 and March 31, 2011, the number of mobile customers decreased by a net 58,600. Contract customer gains of 232,500 were offset by net losses of 291,100 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, lower ARPU and lower overall lifetime value.

	Three months ended
	March 31, 2011	December 31, 2010	September 2010	June 30, 2010	March 31, 2010
Contract mobile customers (1):
Opening contract mobile customers	1,210,800	1,154,700	1,097,200	1,030,900	949,700
Net contract mobile customer additions (2)	52,600	56,100	57,500	66,300	81,200

Closing contract mobile customers	1,263,400	1,210,800	1,154,700	1,097,200	1,030,900
Prepay mobile customers (1):
Opening prepay mobile customers	1,858,100	1,912,300	1,976,200	2,028,900	2,225,000
Net prepay mobile customer disconnections (2)	(120,300)	(54,200)	(63,900)	(52,700)	(196,100)

Closing prepay mobile customers	1,737,800	1,858,100	1,912,300	1,976,200	2,028,900
Total closing mobile customers: (1)	3,001,200	3,068,900	3,067,000	3,073,400	3,059,800
Mobile average revenue per user (3)	£14.70	£15.16	£15.01	£14.36	£13.70
Mobile ARPU calculation:
Mobile service revenue (millions)	£133.4	£138.7	£138.6	£131.9	£127.7
Average mobile customers	3,023,800	3,050,000	3,077,700	3,061,800	3,106,300

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract for a minimum 30-day period and have not been disconnected. Contract mobile customers represent the number of contracts relating to either a mobile service or a mobile broadband service.

(2)	Contract net additions in the three months ended June 30, 2010 includes 9,300 customers who have been taking contract services since joining but had previously been recorded as prepay customers. A corresponding reduction is included in prepay net additions in the same quarter.

(3)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three.

Summary Non-cable Statistics

Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended March 31, 2011 as well as for the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our non-cable operations. Between March 31, 2010 and March 31, 2011 the total number of non-cable products increased by 24,900 primarily due to an increase in the number of customers taking both telephone and broadband services, which rose to 62.1% at March 31, 2011 from 54.2% at March 31, 2010.

	Three months ended
	March 31, 2011	December 31, 2010	September 2010	June 30, 2010	March 31, 2010
Opening customers	276,700	274,000	272,600	270,600	267,200
Net customer (disconnects) / additions	(4,000)	2,700	1,400	2,000	3,400

Closing customers	272,700	276,700	274,000	272,600	270,600
Opening Non-cable products:
Telephone	169,600	161,200	154,400	147,600	139,800
Broadband	275,900	273,100	271,800	269,600	265,700

	445,500	434,300	426,200	417,200	405,500
Net Non-cable product additions / (disconnects):
Telephone	1,100	8,400	6,800	6,800	7,800
Broadband	(4,500)	2,800	1,300	2,200	3,900

	(3,400)	11,200	8,100	9,000	11,700
Closing Non-cable products:
Telephone	170,700	169,600	161,200	154,400	147,600
Broadband	271,400	275,900	273,100	271,800	269,600

	442,100	445,500	434,300	426,200	417,200

Business Segment

Revenue

The summary combined results of operations of our Business segment for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)
Revenue	£159.1	£139.9	13.7%
Segment contribution	92.6	76.1	21.7

Our Business segment revenue for the three months ended March 31, 2011 and 2010 was as follows (in millions):

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)
Revenue:
Retail:
Data	£65.4	£55.0	18.9%
Voice	38.9	41.5	(6.2)
LAN Solutions and other	9.2	6.2	48.3

	£113.5	102.7	10.6
Wholesale:
Data	42.0	31.3	34.2
Voice	3.6	5.9	(39.0)

Total revenue	£159.1	£139.9	13.7%

For the three months ended March 31, 2011, revenue from business customers increased by 13.7% to £159.1 million from £139.9 million for the three months ended March 31, 2010. This increase was primarily attributable to growth in retail data and wholesale revenues, in part through greater install activity, together with growth in Local Area Network (LAN) solutions revenues partially offset by declines in retail voice revenue.

Retail data revenue represented 57.6% of the retail business revenue for the three months ended March 31, 2011 compared with 53.6% for the three months ended March 31, 2010. Retail data revenue increased in the three months ended March 31, 2011 compared with the same period in 2010 as a result of our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing data market. Retail voice revenue decreased in the three month ended March 31, 2011 compared with the same period in 2010, mainly as a result of declining telephony usage and lower rental revenues.

LAN solutions and other revenue increased by 48.3% to £9.2 million in the three months ended March 31, 2011 as compared to £6.2 million in the three months ended March 31, 2010, primarily due to increased equipment and LAN project revenues. The majority of this revenue is from infrastructure projects which are non-recurring in nature.

Wholesale revenue increased to £45.6 million for the three months ended March 31, 2011 from £37.2 million in the three months ended March 31, 2010 primarily due to increased usage of our network by wholesale data customers, partially offset by reduced wholesale voice revenues.

Business Segment Contribution

For the three months ended March 31, 2011, Business segment contribution increased to £92.6 million from £76.1 million for the three months ended March 31, 2010. The increase in segment contribution in the three months ended March 31, 2011 as compared with the same period in 2010 was due primarily to the higher revenue as described above.

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

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the three months ended March 31, 2011, we increased the capital optimization program to permit the full redemption of the 9.125% senior notes due 2016 on or before August 15, 2011. Our capital structure optimization program may be effected through open market, privately negotiated and / or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with this program will be held in treasury or cancelled. During the three months ended March 31, 2011, we repurchased 7.2 million shares of common stock, at an average purchase price per share of $27.10 ($194.4 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with this program were cancelled. As at March 31, 2011, the remaining amount authorized under the share repurchase program was £93.5 million. No shares of common stock were repurchased in the three months ended March 31, 2010.

On February 15, 2011, we further amended our senior credit facility to increase our operational flexibility. For more information, see “— Senior Credit Facility” below,

On March 3, 2011, our wholly owned subsidiary, Virgin Media Secured Finance PLC, issued $500 million aggregate principal amount of 5.25% senior secured notes due 2021 and £650 million aggregate principal amount of 5.50% senior secured notes due 2021. The senior secured notes due 2021 rank pari passu with our senior credit facility and senior secured notes due 2018 and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility and senior secured notes due 2018. We used the net proceeds from the senior secured notes due 2021 to make repayments totaling £900 million under our senior credit facility and for general corporate purposes.

We also intend to redeem the full outstanding principal amount of our 9.125% senior notes due 2016 on or before August 15, 2011 using cash from our balance sheet. For more information, see “—Unsecured Senior Notes” below.

We may opportunistically access the loan and debt markets in order to extend debt maturities and seek improved debt terms.

As of March 31, 2011, we had £6,016.9 million of debt outstanding, compared to £6,020.4 million as of December 31, 2010 and £6,146.9 million as of March 31, 2010, and £482.7 million of cash and cash equivalents, compared to £479.5 million as of December 31, 2010 and £420.7 million as of March 31, 2010. The decrease in debt since both March 31, 2010 and December 31, 2010 is due to favorable movements in exchange rates and, to a lesser extent, an increase in net borrowing.

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

Our cash balance of £482.7 million as of March 31, 2011 is held in a combination of short term bank deposits, money market funds and bank accounts that have a duration to maturity between overnight and up to three months. Our bank accounts are held with major financial institutions and, as part of our cash management process we perform regular evaluations of the credit standing of these institutions using a range of metrics.

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010

For the three months ended March 31, 2011, cash provided by operating activities increased to £271.6 million from £202.2 million for the three months ended March 31, 2010. This increase was primarily attributable to the improvement in operating results. For the three months ended March 31, 2011, cash paid for interest, exclusive of amounts capitalized, increased to £112.4 million from £109.0 million during the same period in 2010. This increase was the result of differences in the timing of interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result refinancing activity undertaken during the year ended December 31, 2010 and the three months ended March 31, 2011.

For the three months ended March 31, 2011, cash used in investing activities was £154.0 million compared with cash used in investing activities of £179.3 million for the three months ended March 31, 2010. The cash used in investing activities in the three months ended March 31, 2011 and March 31, 2010 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets decreased to £163.3 million for the three months ended March 31, 2011 from £181.5 million for the same period in 2010 primarily due to the timing of payments to suppliers and an increase in fixed assets acquired under finance leases.

Cash used in financing activities for the three months ended March 31, 2011 was £104.4 million compared to cash used in financing activities of £20.3 million for the three months ended March 31, 2010. Cash used in financing activities for the three months ended March 31, 2011 was primarily for principal payments on long term debt and repurchases of common stock, partially offset by new debt issuances. Cash used in financing activities for the three months ended March 31, 2010 primarily related to principal payments on long term debt offset by new debt issuances.

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

In March 2011, we used the proceeds from our senior secured notes due 2021 (as described in “Senior Secured Notes” below) to prepay approximately £532.5 million of the Tranche A outstanding under our senior credit facility, thus eliminating scheduled amortization in 2011 through 2014, and approximately £367.5 million of Tranche B outstanding under our senior credit facility that was scheduled for payment in 2015.

As at March 31, 2011, our senior credit facility is comprised of Tranche A in an aggregate outstanding principal amount of £467.5 million; Tranche B in an aggregate outstanding principal amount of £307.5 million; and the RCF in an aggregate outstanding principal amount of £250 million. The proceeds from Tranches A and B may be used for general corporate purposes, while the proceeds from the RCF are available for the financing of our ongoing working capital requirements and general corporate purposes. The final maturity date of Tranche A and the RCF under our senior credit facility is June 30, 2015, and the final maturity date of Tranche B is December 31, 2015.

Principal Amortization

Following the amendments to the Senior Facilities Agreement and the prepayments made under our senior credit facility in March 2011, the remaining principal payments on our senior credit facility scheduled as of March 31, 2011 were as follows (in millions):

Date	Amount
Tranche A June 30, 2015	£467.5

Tranche B December 31, 2015	307.5

Total	£775.0

Mandatory Prepayments

Our senior credit facility must be prepaid in certain circumstances by certain amounts, including:

•

50% of the net cash proceeds of any issuance of equity greater than £10 million (above an aggregate prepayment threshold) subject to customary exceptions, which percentage may be reduced to 25% or 0% if certain leverage ratios are met;

•	from the net proceeds of insurance claims subject to an aggregate prepayment threshold amount, other minimum thresholds and customary exceptions; and,

•	from the net proceeds of certain asset disposals subject to an aggregate prepayment threshold amount, other minimum thresholds and customary exceptions.

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

Financial Maintenance Covenants

Our senior credit facility contains the following financial covenant ratios:

•	Consolidated net debt to consolidated operating cashflow, which we refer to as the leverage ratio; and,

•	Consolidated operating cashflow to consolidated total net cash interest, which we refer to as the interest coverage ratio.

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

Failure to meet these covenant levels would result in a default under our senior credit facility. As of March 31, 2011, we were in compliance with these covenants.

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

In July 2006, Virgin Media Finance issued U.S. dollar denominated 9.125% senior notes due 2016, or the 9.125% senior notes due 2016, with a principal amount outstanding of $550 million. The 9.125% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding 9.50% senior notes due 2016 and its senior notes due 2014 and 2019. Interest on the 9.125% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.125% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. We intend to fully redeem the 9.125% senior notes due 2016 on or before August 15, 2011 using cash from our balance sheet.

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

On March 3, 2011, Virgin Media Secured Finance PLC issued a further U.S. dollar denominated 5.25% senior secured notes due 2021 with a principal amount outstanding of $500 million and sterling denominated 5.50% senior secured notes due 2021 with a principal amount outstanding of £650 million, collectively, the senior secured notes due 2021. Interest is payable on the senior secured notes due 2021 on January 15 and July 15 each year, beginning on July 15, 2011. The net proceeds from the senior secured notes due 2021 were partly applied towards the prepayment of £532.5 million of the Tranche A outstanding under our senior credit facility and £367.5 million of the Tranche B Facility outstanding under our senior credit facility. The remainder of the net proceeds are being used for general corporate purposes. For further details relating to the senior secured notes due 2021, please see Virgin Media Inc.’s current report on Form 8-K, as filed with the SEC on March 3, 2011, which is incorporated herein by reference.

The senior secured notes due 2018 and the senior secured notes due 2021 rank pari passu with and, subject to certain exceptions, share in the same guarantees and security which has been granted in favor of our senior credit facility. See “Senior Credit Facility—Guarantees: Security”.

Convertible Senior Notes

In April 2008, Virgin Media Inc. issued U.S. denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under our senior credit facility and rank equally with Virgin Media Inc.’s guarantees of the senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to the maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock. Up to 80,840,700 shares of our common stock are issuable upon the conversion of our convertible senior notes. Our current report on Form 8-K, as filed with the SEC on April 16, 2008 contains a more detailed description of the terms of our convertible senior notes.

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

If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was met in the three months ended March 31, 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the consolidated balance sheet as of March 31, 2011 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

Cash Dividends

During the year ended December 31, 2010 and the three months ended March 31, 2011, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1

Three months ended March 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0

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

Off-Balance Sheet Arrangements

As of March 31, 2011 and 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the U.S. Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

Other than the changes to our long term debt obligations, described in the Liquidity and Capital Resources section above, our contractual obligations and commercial commitments as of March 31, 2011 were not materially different to the contractual obligations disclosed in our 2010 Annual Report.

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

Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of March 31, 2011, £3,125.8 million, or 50.4%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £158.6 million, or 2.6%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

To mitigate the risk from these exposures, we have implemented a hedging program. The objective of this program is to reduce, but not eliminate, the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 5 to the consolidated financial statements of Virgin Media Inc.

The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

The following table provides information as of March 31, 2011 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,						Thereafter	Total	Fair Value March 31, 2011
	2011	2012	2013	2014	2015
Long term debt (including current portion)
U.S. Dollars
Fixed rate Average interest rate	$550.0 9.125%	—	—	—	—		$4,450.0 7.522%	$5,000.0	$6,088.7
Average forward exchange rate	0.63						0.71

Euros
Fixed rate Average interest rate	—	—	—	—	—		€180.0 9.500%	€180.0	€204.1
Average forward exchange rate							0.89

Pounds Sterling
Fixed rate Average interest rate	—	—	—	—	—		£1,875.0 6.830%	£1,875.0	£1,966.7

Variable rate Average interest rate	—	—	—	—	£775.0 LIBOR +2.75%-3.75%		—	£775.0	£773.8

Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount Average forward exchange rate Average sterling interest rate paid	—	—	—	—	—		$3,500.0 0.60 8.75%	$3,500.0	£53.7

Receipt of U.S. Dollars (interest and principal)
Notional amount Average contract exchange rate Average sterling interest rate paid	—	—	—	—	—		$500.0 0.62 LIBOR+1.94%	$500.0	£(3.8)

Receipt of U.S. Dollars (interest only)
Notional amount Average contract exchange rate Average sterling interest rate paid	—	—	—	—	—		$1,000.0 0.51 6.95%	$1,000.0	£30.5

Receipt of Euros (interest and principal)
Notional amount Average contract exchange rate Average sterling interest rate paid	—	—	—	—	—		€180.0 0.88 10.18%	€180.0	£(4.5)

Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount Average sterling interest rate paid Sterling interest rate received	—	—	—	—	£600.0 2.86 LIBOR	%	£650.0 LIBOR+1.84% 5.50%	£1,250.0	£7.6

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our 2010 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Shares Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares That May Yet Be Purchased Under the Program (in Pounds Sterling millions) (1)
January 1–31, 2011	—	—	—	213.5
February 1–28, 2011	350,000	$27.26	350,000	207.6
March 1–31, 2011	6,825,074	$27.09	6,825,074	93.5
Total	7,175,074	$27.10	7,175,074	93.5

(1)	On July 28, 2010, we announced a capital structure optimization program expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. On March 4, 2011, we increased the capital optimization program to permit the full redemption of the 9.125% senior notes due 2016 on or before August 15, 2011. In the first quarter of 2011, the repurchases were made through open market transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

EXHIBIT INDEX

Exhibit No.

3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.3	Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

3.4	Memorandum and Articles of Association of Virgin Media Investments Limited (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.1	Fourth Supplemental Indenture, dated as of February 18, 2011, among VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.2	Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2011).

4.3	Release of Note Guarantee, dated as of February 15, 2011, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.27 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.4	Release of Note Guarantee, dated as of February 18, 2011, among Virgin Media Secured Finance PLC, Telewest Communications Holdings Limited and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.28 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.5	Registration Rights Agreement, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited and the initial purchasers party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2011).

4.6*	Composite Debenture, dated as of February 18, 2011, made between VMWH Limited and Deutsche Bank AG, London Branch.

4.7*	Scottish Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon.

4.8*	English Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon.

4.9*	Reaffirmation Agreement, dated as of March 3, 2011, among Virgin Media Inc., each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon.

Exhibit No.

4.10	Senior Facilities Agreement, dated March 16, 2010, as amended and restated on March 26, 2010 and February 15, 2011, among Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers, BNP Paribas London Branch, Deutsche Bank AG, London Branch, Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs International, J.P. Morgan PLC, Lloyds TSB Corporate Markets, Merrill Lynch International, The Royal Bank of Scotland plc and UBS Limited as Bookrunners and Mandated Lead Arrangers, Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as Security Trustee and the financial and other institutions named in it as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 16, 2011).

10.1	Description of the 2011-2013 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.2	JSOP Trust Agreement dated as of January 28, 2011 between Virgin Media Inc. as grantor and Christiana Trust, a division of Wilmington Savings Fund Society, as trustee (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.3	Trustee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan dated as of January 28, 2011 between Virgin Media Inc. and Christiana Trust, a division of Wilmington Savings Fund Society (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.4	Form of Employee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.5	Form of Restricted Stock Unit Agreement (JSOP Supplementary Award) used for grants made under the Virgin Media Inc. Joint Share Ownership Plan (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.6	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.7	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.8	Form of Incentive Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.9	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.10	Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan and under the Joint Share Ownership Plan

Exhibit No.

(Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.11	Description of the Virgin Media Inc. 2011 Bonus Scheme (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.12	Amendment Letter, dated December 8, 2010, between Virgin Media Inc. and Neil A. Berkett relating to the Service Agreement, dated as of July 3, 2009 (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.13*	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron.

10.14*	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery.

10.15	Form of Supplemental Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 18, 2011).

10.16*	Release Agreement, dated as of March 12, 2011, between Virgin Media Inc. and Bryan H. Hall.

10.17	Service Agreement dated as of December 21, 2010 between Virgin Media Limited and Scott G. Dresser (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.

Date: May 5, 2011	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: May 5, 2011	By:	/s/ EAMONN O’HARE Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: May 5, 2011	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: May 5, 2011	By:	/s/ EAMONN O’HARE Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: May 5, 2011	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: May 5, 2011	By:	/s/ EAMONN O’HARE Eamonn O’Hare Chief Financial Officer