Form 10-Q
period 2011-06-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2011-08-04
CIK 1270400, 1322791, 1481423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 2, 2011, there were 314,293,557 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See “Note Concerning the Additional Registrants” in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED June 30, 2011

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£458.2	£479.5
Restricted cash	2.2	2.2
Accounts receivable - trade, less allowances for doubtful accounts of £7.6 (2011) and £6.4 (2010)	429.1	431.2
Inventory for resale	22.3	26.4
Derivative financial instruments	0.8	0.8
Prepaid expenses and other current assets	99.1	89.0

Total current assets	1,011.7	1,029.1
Fixed assets, net	4,663.2	4,763.1
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Intangible assets, net	56.2	118.4
Equity investments	338.7	359.2
Derivative financial instruments	344.9	394.6
Deferred financing costs, net of accumulated amortization of £40.4 (2011) and £23.8 (2010)	84.8	98.6
Other assets	52.6	52.7

Total assets	£8,569.6	£8,833.2

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£256.8	£295.9
Accrued expenses and other current liabilities	354.5	391.5
Derivative financial instruments	19.8	13.3
Restructuring liabilities	46.3	57.6
VAT and employee taxes payable	84.5	88.6
Interest payable	107.2	126.5
Deferred revenue	308.0	301.7
Current portion of long term debt	421.6	222.1

Total current liabilities	1,598.7	1,497.2
Long term debt, net of current portion	5,577.2	5,798.3
Derivative financial instruments	73.2	62.0
Deferred revenue and other long term liabilities	196.4	207.9
Deferred income taxes	0.0	3.2

Total liabilities	7,445.5	7,568.6

Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.01 par value; authorized 1,000.0 (2011 and 2010) shares; issued and outstanding 313.5 (2011) and 322.0 (2010) shares	1.7	1.8
Additional paid-in capital	4,227.6	4,375.2
Accumulated other comprehensive income	62.5	86.5
Accumulated deficit	(3,167.7)	(3,198.9)

Total shareholders’ equity	1,124.1	1,264.6

Total liabilities and shareholders’ equity	£8,569.6	£8,833.2

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	£985.8	£964.2	£1,968.1	£1,893.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	389.9	394.1	801.0	770.9
Selling, general and administrative expenses	203.8	200.4	398.9	403.4
Restructuring and other charges	(1.1)	6.5	1.5	6.9
Depreciation	230.2	246.5	459.0	489.0
Amortization	28.1	37.1	62.2	74.2

	850.9	884.6	1,722.6	1,744.4

Operating income	134.9	79.6	245.5	149.2
Other income (expense)
Interest expense	(113.1)	(117.6)	(227.7)	(240.9)
Loss on extinguishment of debt	(10.8)	(37.1)	(28.9)	(70.0)
Share of income from equity investments	6.8	7.1	15.0	14.7
(Loss) gain on derivative instruments	(9.2)	(7.2)	18.8	(28.2)
Foreign currency gains (losses)	5.9	(10.1)	13.8	(77.5)
Interest income and other, net	81.6	2.8	83.3	3.9

Income (loss) from continuing operations before income taxes	96.1	(82.5)	119.8	(248.8)
Income tax benefit (expense)	2.1	14.0	(17.1)	17.0

Income (loss) from continuing operations	98.2	(68.5)	102.7	(231.8)
Income (loss) from discontinued operations, net of tax	0.0	8.6	(1.2)	11.5

Net income (loss)	£98.2	£(59.9)	£101.5	£(220.3)

Basic income (loss) from continuing operations per share	£0.31	£(0.21)	£0.32	£(0.70)

Basic and diluted income (loss) from discontinued operations per share	£0.00	£0.03	£(0.00)	£0.03

Basic net income (loss) per share	£0.31	£(0.18)	£0.32	£(0.67)

Diluted income (loss) from continuing operations per share	£0.30	£(0.21)	£0.32	£(0.70)

Diluted net income (loss) per share	£0.30	£(0.18)	£0.31	£(0.67)

Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.08	$0.08

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income (loss)	£101.5	£(220.3)
Loss (income) from discontinued operations	1.2	(11.5)

Income (loss) from continuing operations	102.7	(231.8)

Adjustments to reconcile (income) loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	521.2	563.2
Non-cash interest	(5.6)	(2.6)
Non-cash compensation	14.3	15.2
Loss on extinguishment of debt	28.9	70.1
Income from equity accounted investments, net of dividends received	(1.5)	(6.1)
Unrealized (gains) losses on derivative instruments	(23.8)	106.2
Foreign currency gains	(12.9)	(44.5)
Income taxes	20.2	(10.2)
Other	3.4	(0.4)
Changes in operating assets and liabilities, net of effect from business disposals:	(89.2)	(6.4)

Net cash provided by operating activities	557.7	452.7

Investing activities:
Purchase of fixed and intangible assets	(323.6)	(327.5)
Proceeds from sale of fixed assets	1.2	0.6
Principal repayments on loans to equity investments	19.4	12.5
Acquisitions, net of cash acquired	(14.3)	0.0
Other	2.5	0.9

Net cash used in investing activities	(314.8)	(313.5)

Financing activities:
New borrowings, net of financing fees	927.6	3,072.7
Repurchase of common stock	(212.8)	0.0
Proceeds from employee stock option exercises	5.9	6.8
Principal payments on long term debt, including redemption premiums, and capital leases	(955.9)	(3,210.3)
Dividends paid	(15.8)	(17.8)

Net cash used in financing activities	(251.0)	(148.6)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(10.4)

Net cash used in discontinued operations	(10.4)	(10.4)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	4.2
Decrease in cash and cash equivalents	(21.3)	(15.6)
Cash and cash equivalents, beginning of period	479.5	430.5

Cash and cash equivalents, end of period	£458.2	£414.9

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£235.6	£248.1

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011, or the 2010 Annual Report.

Note 2—Recent Accounting Guidance

In June 2011, the FASB issued new guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard will require companies to retrospectively present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

(unaudited)

Note 2—Recent Accounting Guidance (continued)

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

Note 3—Long Term Debt

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing certain financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment did not have an impact on the amount of debt included on our consolidated balance sheet as of June 30, 2011 but did serve to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

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

On May 20, 2011, we entered into two new additional facilities under the senior credit facility, comprising an additional revolving facility with total commitments of £450 million, which replaced the previous £250 million revolving facility, and an additional term facility with commitments of £750 million. We used the new term facility of £750 million and £25 million of cash to repay the loan balance from the previous term loan which was comprised of a £467.5 million Tranche A and £307.5 million Tranche B. The maturity date of the facilities remains at June 30, 2015. Further changes to the senior credit facility to increase operational flexibility were also effected on May 27, 2011.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 3—Long Term Debt (continued)

If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was achieved in the three months ended June 30, 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the condensed consolidated balance sheet as of June 30, 2011 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

The carrying amount of the $550 million 9.125% senior notes due 2016 is classified as a current liability in the condensed consolidated balance sheet as of June 30, 2011 due to our intention to call the notes within the next twelve months using cash on hand. On July 26, 2011 we retired the notes by paying £355.8 million of cash.

Long term debt repayments, excluding capital leases, as of June 30, 2011, were due as follows (in millions):

Period ending June 30:
2012	£342.8
2013	0.2
2014	0.0
2015	750.0
2016	0.0
Thereafter	4,808.4

Total debt payments	£5,901.4

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

The conversion hedges do not qualify for equity classification under the authoritative guidance as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was approximately £201.3 million as of June 30, 2011, has been included as a non-current derivative financial asset in the condensed consolidated balance sheets. Refer to Note 4 for additional discussion of the fair value measurement of the conversion hedges.

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

The table below presents our assets and liabilities measured at fair value as at June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in millions):

	Balance at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£144.4	£0.0	£144.4
Conversion hedges	0.0	0.0	201.3	201.3

Total	£0.0	£144.4	£201.3	£345.7

Liabilities
Derivative financial instruments	£0.0	£93.0	£0.0	£93.0

Total	£0.0	£93.0	£0.0	£93.0

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the consolidated balance sheet. The conversion hedges may only be exercised by us upon maturity of the convertible senior notes. The fair value of these instruments was estimated to be £201.3 million as of June 30, 2011, using the Black-Scholes Merton valuation technique. In accordance with the authoritative guidance, fair value represents an estimate of the exit price that would be received upon disposal of the conversion hedges as of the balance sheet date. The fair values of the conversion hedges are primarily impacted by our stock price but are also impacted by the duration of the options, the strike price ($19.22 per share) of the instrument, the cap price ($35.00 per share) of the instrument, expected volatility of our stock price, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the June 30, 2011 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

June 30, 2011
Estimated fair value of conversion hedges as reported	£201.3

Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£235.9

Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£158.2

Changes in fair values of the conversion hedges are reported as gains (losses) on derivative instruments in the condensed consolidated statements of operations.

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Non-performance risk is based on quoted credit default spreads for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £17.9 million as of June 30, 2011.

The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Balance at December 31, 2010	£191.9

Unrealized gain included in gain (loss) on derivative instruments	10.2
Unrealized currency translation adjustment included in other comprehensive income	(4.7)

Balance at March 31, 2011	£197.4

Unrealized gain included in gain (loss) on derivative instruments	4.6
Unrealized currency translation adjustment included in other comprehensive income	(0.7)

Balance at June 30, 2011	£201.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

Long term debt: The carrying amount of the senior credit facility approximates its fair value. The fair values of our other debt in the following table are based on the quoted market prices in active markets and incorporate non-performance risk.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.125% U.S. dollar senior notes due 2016	£342.5	£361.9	£352.6	£380.3
6.50% U.S. dollar convertible senior notes due 2016	526.6	1,134.6	535.4	1,050.8
9.50% U.S. dollar senior notes due 2016	820.5	960.6	843.2	990.5
9.50% euro senior notes due 2016	156.8	183.8	148.5	182.1
8.375% U.S. dollar senior notes due 2019	368.2	423.8	378.8	421.5
8.875% sterling senior notes due 2019	345.0	385.0	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	614.6	689.7	632.3	677.5
7.00% sterling senior secured notes due 2018	863.8	931.9	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	309.8	318.9	0.0	0.0
5.50% sterling senior secured notes due 2021	655.9	644.8	0.0	0.0

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

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the statement of operations. As a result of our effectiveness assessment at June 30, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2011	December 31, 2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£0.0
Economic Hedge
Foreign currency forward rate contracts	0.5	0.8

	£0.8	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£15.1	£8.0
Cross-currency interest rate swaps	2.9	137.9
Economic Hedge
Interest rate swaps	9.0	3.9
Cross-currency interest rate swaps	116.6	52.9
Conversion hedges	201.3	191.9

	£344.9	£394.6

Included within current liabilities:
Economic Hedge
Cross-currency interest rate swaps	£19.8	£13.3

	£19.8	£13.3

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£4.5	£0.0
Cross-currency interest rate swaps	10.3	10.3
Economic Hedge
Interest rate swaps	32.7	32.2
Cross-currency interest rate swaps	25.7	19.5

	£73.2	£62.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

As of June 30, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

The terms of our outstanding cross-currency interest rate swaps at June 30, 2011, were as follows:

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

On July 26, 2011 we settled the cross-currency interest rate swaps hedging the $550 million senior notes due 2016 and received cash of £65.5 million, which approximated the fair value of these swaps as of June 30, 2011.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of June 30, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at June 30, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Economic	£200.0	6 month LIBOR	2.91%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.87%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.79%

£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	6 month LIBOR + 1.84%

Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
October 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of June 30, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
August 2011 to December 2011	Accounting	$12.6	£7.7	1.6264
July 2011 to December 2011	Economic	$57.4	£35.3	1.6261

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

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of operations in the period in which they occur. During the three and six months ended June 30, 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and six months ended June 30, 2011 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect

Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income (loss)	(57.0)	2.9	(60.3)	0.4	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	(7.8)	(7.6)	(23.5)	0.0	23.3
Amounts reclassified to earnings impacting:
Foreign exchange loss	45.4	0.0	45.4	0.0	0.0
Interest expense	1.3	0.0	1.3	0.0	0.0

Balance at March 31, 2011	£(27.3)	£3.3	£(20.5)	£0.5	£(10.6)

Amounts recognized in other comprehensive income (loss)	(8.5)	(7.7)	(0.6)	(0.2)	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	2.6	0.0	2.6	0.0	0.0
Interest expense	0.6	0.0	0.6	0.0	0.0

Balance at June 30, 2011	£(32.6)	£(4.4)	£(17.9)	£0.3	£(10.6)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the condensed consolidated statement of operations for the six months ended June 30, 2011, because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the condensed consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations in the six months ended June 30, 2011.

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income (loss) to earnings would be £0.0 million and £5.6 million relating to interest rate swaps and cross-currency interest rate swaps, respectively, and pre-tax gains of £0.3 million relating to forward foreign exchange contracts.

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

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and six months ended June 30, 2011, we recognized losses totaling £0.0 million and £1.8 million, respectively, relating to ineffectiveness of fair value hedges.

Note 6—Restructuring and Other Charges

The following table summarizes our historical restructuring accruals, which is comprised of historic restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
Three months ended June 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at March 31, 2011	£34.7	£1.8	£19.3	£55.8
Charged to expense	(0.4)	2.0	0.7	2.3
Revisions	(2.2)	(0.3)	(0.9)	(3.4)
Utilized	(0.2)	(2.1)	(6.1)	(8.4)

Balance at June 30, 2011	£31.9	£1.4	£13.0	£46.3

	Historical Restructuring Accruals	2008 Restructuring Accruals
Six months ended June 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at December 31, 2010	£35.8	£1.1	£20.7	£57.6
Charged to expense	0.7	4.3	1.2	6.2
Revisions	(2.2)	(0.6)	(1.9)	(4.7)
Utilized	(2.4)	(3.4)	(7.0)	(12.8)

Balance at June 30, 2011	£31.9	£1.4	£13.0	£46.3

In connection with our 2008 restructuring program, in total we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 7—Shareholders’ Equity and Share Based Compensation

During 2010, we announced our intention to undertake a range of capital structure optimization actions, including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter, we increased the 2010 capital structure optimization program to permit full redemption of the $550 million 9.125% senior notes due 2016, which occurred on July 26, 2011. On July 27, 2011, we announced a new capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our new capital structure optimization program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled. See note 3 for a discussion of the conversion hedges related to our convertible senior notes, which were entered into as part of the 2010 capital structure optimization program.

During the three months ended June 30, 2011, we repurchased 4.8 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $31.40 ($151.0 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with the 2010 capital structure optimization program were cancelled. No shares of common stock were repurchased in the three months ended June 30, 2010.

During the six months ended June 30, 2011, we repurchased 12.0 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $28.83 ($345.5 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with the 2010 capital structure optimization program were cancelled. No shares of common stock were repurchased in the six months ended June 30, 2010.

Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £7.3 million and £7.9 million for the three months ended June 30, 2011 and 2010, respectively, and £14.3 million and £15.2 million for the six months ended June 30, 2011 and 2010, respectively.

Note 8—Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the three and six months ended June 30, 2011 and 2010 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow, restricted stock units and warrants, and the if-converted method for shares potentially issuable under our convertible senior notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 8—Income (Loss) Per Common Share (continued)

The weighted average number of shares outstanding for the three and six months ended June 30, 2011 and 2010 is computed as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Number of shares outstanding at start of period	316.8	330.5	321.3	329.4
Issue of common stock (average number outstanding during the period)	0.6	0.4	2.1	0.9
Purchase of treasury shares	(1.8)	0.0	(5.4)	0.0

Weighted average number of shares outstanding	315.6	330.9	318.0	330.3

The following table sets forth the components of basic and diluted income (loss) per common share (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator for basic income (loss) per common share from continuing operations	£98.2	£(68.5)	£102.7	£(231.8)
Interest on senior convertible notes, net of tax	13.2	0.0	0.0	0.0

Numerator for diluted income (loss) per common share from continuing operations	111.4	(68.5)	102.7	(231.8)

Weighted average number of shares:

Denominator for basic income (loss) per common share	315.6	330.9	318.0	330.3
Effect of dilutive securities:
Share based awards to employees	6.5	0.0	6.5	0.0
Shares issuable under senior convertible notes	52.0	0.0	0.0	0.0

Denominator for diluted income (loss) per common share	374.1	330.9	324.5	330.3

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income (loss) per common shares (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	1.2	8.4	1.3	8.2
Sharesave options	0.0	0.5	0.0	0.5
Restricted stock held in escrow	0.6	0.7	0.6	0.7
Restricted stock units	3.6	5.2	3.6	5.2
Warrants	0.0	25.8	0.0	25.8
Shares issuable under convertible senior notes	0.0	52.0	52.0	52.0

Each of these instruments are excluded from the calculation of diluted net income per common share in periods in which there is a loss, because the inclusion of potential common shares would have an anti-dilutive effect.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 8—Income (Loss) Per Common Share (continued)

In the three and six months ended June 30, 2011, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded our average share price during the calculation period.

In the three and six months ended June 30, 2011, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of June 30, 2011.

In the six months ended June 30, 2011, the common shares issuable under our convertible notes have been excluded from the calculation of the diluted weighted average number of shares because the effect of their inclusion would be anti-dilutive calculated based on the application of the if-converted method, which assumes that interest charges applicable to the convertible notes, net of the income tax effect, are added to income (loss) for the period and that the common shares issuable upon conversion of the convertible notes are added to the number of weighted average shares outstanding.

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

Sharesave Option Grants

All options granted under the Virgin Media Inc. Sharesave Plan enable eligible employees to purchase shares of our common stock at a discount. Employees are invited to take out savings contracts that last for three years. At the end of the contract, employees may use the proceeds of these savings to exercise the options granted under the plan. We intend to issue new shares upon exercise of the options.

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

Note 9—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) for period	£98.2	£(59.9)	£101.5	£(220.3)
Currency translation adjustment	(0.7)	2.9	(0.6)	10.6
Net unrealized (losses) gains on derivatives, net of tax	(8.5)	12.4	(65.5)	108.2
Reclassification of derivative losses (gains) to net income, net of tax	3.2	11.0	42.1	(87.4)

	£92.2	£(33.6)	£77.5	£(188.9)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2011	December 31, 2010
Foreign currency translation	£162.0	£162.6
Pension liability adjustment	(66.9)	(66.9)
Net unrealized losses on derivatives	(32.6)	(9.2)

	£62.5	£86.5

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

Our revenue generating activities are subject to Value Added Tax, or VAT. During the three months ended June 30, 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the three months ended June 30, 2011 and £77.6 million of which is included in interest income and other, net in the condensed consolidated statement of operations.

Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £25.0 million as of June 30, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable of resulting in a liability. We currently expect an initial hearing on these matters to take place in late 2011 or early 2012.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Industry Segments

Segment information for the three and six month periods ended June 30, 2011 and 2010 was as follows (in millions):

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£834.6	£151.2	£985.8	£811.5	£152.7	£964.2
Segment contribution	£494.5	£91.8	£586.3	£489.4	£87.6	£577.0

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£1,657.8	£310.3	£1,968.1	£1,601.0	£292.6	£1,893.6
Segment contribution	£979.5	£184.4	£1,163.9	£969.9	£163.7	£1,133.6

The reconciliation of total segment contribution to consolidated operating income and net income (loss) is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Total segment contribution	£586.3	£577.0	£1,163.9	£1,133.6
Other operating and corporate costs	194.2	207.3	395.7	414.3
Restructuring and other charges	(1.1)	6.5	1.5	6.9
Depreciation	230.2	246.5	459.0	489.0
Amortization	28.1	37.1	62.2	74.2

Consolidated operating income	134.9	79.6	245.5	149.2
Other income (expense)
Interest expense	(113.1)	(117.6)	(227.7)	(240.9)
Loss on extinguishment of debt	(10.8)	(37.1)	(28.9)	(70.0)
Share of income from equity investments	6.8	7.1	15.0	14.7
(Loss) gain on derivative instruments	(9.2)	(7.2)	18.8	(28.2)
Foreign currency gain (loss)	5.9	(10.1)	13.8	(77.5)
Interest income and other, net	81.6	2.8	83.3	3.9
Income tax benefit (expense)	2.1	14.0	(17.1)	17.0

Income (loss) from continuing operations	98.2	(68.5)	102.7	(231.8)
Income (loss) from discontinued operations, net of tax	0.0	8.6	(1.2)	11.5

Net income (loss)	£98.2	£(59.9)	£101.5	£(220.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X.

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

	June 30, 2011
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)

Cash and cash equivalents	£41.2	£1.9	£0.6	£13.4	£0.0	£401.1	£0.0	£458.2
Restricted cash	0.0	0.0	0.0	0.0	0.0	2.2	0.0	2.2
Other current assets	1.0	0.0	0.0	12.7	0.0	537.6	0.0	551.3

Total current assets	42.2	1.9	0.6	26.1	0.0	940.9	0.0	1,011.7

Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,663.2	0.0	4,663.2
Goodwill and Intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,088.7	0.0	2,073.7
Investments in, and loans to, parent and subsidiary companies	1,407.5	625.6	(891.8)	1,471.5	2,014.9	(3,382.5)	(906.5)	338.7
Other assets, net	209.5	0.0	0.0	157.6	0.0	115.2	0.0	482.3

Total assets	£1,659.2	£627.5	£(906.2)	£1,655.2	£2,014.9	£4,425.5	£(906.5)	£8,569.6

Current liabilities	£8.5	£405.7	£14.8	£119.9	£0.0	£1,984.3	£(934.5)	£1,598.7

Long-term debt, net of current portion	526.6	1,690.5	0.0	0.0	0.0	3,360.1	0.0	5,577.2
Other long-term liabilities	0.0	0.0	(0.1)	50.0	0.0	219.7	0.0	269.6
Shareholders’ equity (deficit)	1,124.1	(1,468.7)	(920.9)	1,485.3	2,014.9	(1,138.6)	28.0	1,124.1

Total liabilities and shareholders’ equity (deficit)	£1,659.2	£627.5	£(906.2)	£1,655.2	£2,014.9	£4,425.5	£(906.5)	£8,569.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	December 31, 2010
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)

Cash and cash equivalents	£101.3	£1.8	£0.4	£4.5	£0.0	£371.5	£0.0	£479.5
Restricted cash	0.0	0.0	0.0	0.0	0.0	2.2	0.0	2.2
Other current assets	0.4	0.0	0.0	8.7	0.0	538.3	0.0	547.4

Total current assets	101.7	1.8	0.4	13.2	0.0	912.0	0.0	1,029.1

Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,763.1	0.0	4,763.1
Goodwill and Intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,150.9	0.0	2,135.9
Investments in, and loans to, parent and subsidiary companies	1,506.5	586.0	(988.0)	1,288.9	1,764.4	(3,790.6)	(8.0)	359.2
Other assets, net	201.1	0.0	0.0	275.8	0.0	69.0	0.0	545.9

Total assets	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

Current liabilities	£9.3	£64.2	£17.2	£127.1	£0.0	£2,091.2	£(811.8)	£1,497.2

Long-term debt, net of current portion	535.4	2,068.1	0.0	0.0	0.0	3,194.8	0.0	5,798.3
Other long-term liabilities	0.0	0.0	(0.1)	42.5	0.0	230.7	0.0	273.1
Shareholders’ equity (deficit)	1,264.6	(1,544.5)	(1,019.7)	1,408.3	1,764.4	(1,412.3)	803.8	1,264.6

Total liabilities and shareholders’ equity (deficit)	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended June 30, 2011
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£985.8	£0.0	£985.8
Operating costs	0.0	0.0	0.0	0.0	0.0	(389.9)	0.0	(389.9)
Selling, general and administrative expenses	(4.4)	0.0	0.0	0.0	0.0	(199.4)	0.0	(203.8)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	1.1	0.0	1.1
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(258.3)	0.0	(258.3)

Operating income (loss)	(4.4)	0.0	0.0	0.0	0.0	139.3	0.0	134.9

Interest expense	(14.6)	(48.5)	(9.0)	(97.7)	0.0	(265.7)	322.4	(113.1)
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	0.0	(10.8)	0.0	(10.8)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	6.8	0.0	6.8
(Loss) gain on derivative instruments	4.5	0.0	0.0	(13.8)	0.0	0.1	0.0	(9.2)
Foreign currency gains (losses)	(0.5)	(1.9)	5.5	(10.5)	0.0	13.3	0.0	5.9
Interest income and other, net	0.6	48.5	10.0	43.4	0.0	301.5	(322.4)	81.6
Income tax benefit	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1

Income (loss) from continuing operations	(14.4)	(1.9)	6.5	(78.6)	0.0	186.6	0.0	98.2
Equity in net income of subsidiaries	112.6	100.9	106.1	179.4	164.0	0.0	(663.0)	0.0

Net income	£98.2	£99.0	£112.6	£100.8	£164.0	£186.6	£(663.0)	£98.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2011
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,968.1	£0.0	£1,968.1
Operating costs	0.0	0.0	0.0	0.0	0.0	(801.0)	0.0	(801.0)
Selling, general and administrative expenses	(8.2)	0.0	0.0	0.0	0.0	(390.7)	0.0	(398.9)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(1.5)	0.0	(1.5)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(521.2)	0.0	(521.2)

Operating income (loss)	(8.2)	0.0	0.0	0.0	0.0	253.7	0.0	245.5

Interest expense	(29.3)	(97.0)	(21.5)	(197.6)	0.0	(521.7)	639.4	(227.7)
Loss on extinguishment of debt	0.0	0.0	0.0	(18.1)	0.0	(10.8)	0.0	(28.9)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Gain on derivative instruments	14.8	0.0	0.0	3.9	0.0	0.1	0.0	18.8
Foreign currency gains (losses)	(0.3)	(1.9)	6.3	(9.2)	0.0	18.9	0.0	13.8
Interest income and other, net	3.4	97.6	23.6	84.5	0.0	513.6	(639.4)	83.3
Income tax (expense) benefit	0.0	0.0	0.0	(23.3)	0.0	6.2	0.0	(17.1)

Income (loss) from continuing operations	(19.6)	(1.3)	8.4	(159.8)	0.0	275.0	0.0	102.7
Loss on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income of subsidiaries	121.1	100.4	112.7	260.1	273.8	0.0	(868.1)	0.0

Net income	£101.5	£99.1	£121.1	£100.3	£273.8	£273.8	£(868.1)	£101.5

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended June 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£964.2	£0.0	£964.2
Operating costs	0.0	0.0	0.0	0.0	0.0	(394.1)	0.0	(394.1)
Selling, general and administrative expenses	(5.4)	0.0	0.0	0.0	0.0	(195.0)	0.0	(200.4)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(6.5)	0.0	(6.5)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(283.6)	0.0	(283.6)

Operating income (loss)	(5.4)	0.0	0.0	0.0	0.0	85.0	0.0	79.6

Interest expense	(15.4)	(56.1)	(29.3)	(106.7)	0.0	(241.2)	331.1	(117.6)
Loss on extinguishment of debt	0.0	0.0	0.0	(34.2)	0.0	(2.9)	0.0	(37.1)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	7.1	0.0	7.1
Loss on derivative instruments	0.0	0.0	0.0	(7.1)	0.0	(0.1)	0.0	(7.2)
Foreign currency (losses) gains	0.8	(0.3)	4.5	(1.4)	0.0	(13.7)	0.0	(10.1)
Interest income and other, net	11.0	56.2	29.8	36.8	0.0	200.1	(331.1)	2.8
Income tax benefit (expense)	0.0	0.0	(0.1)	(3.6)	0.0	17.7	0.0	14.0

(Loss) income from continuing operations	(9.0)	(0.2)	4.9	(116.2)	0.0	52.0	0.0	(68.5)
Income on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	8.6	0.0	8.6
Equity in net (loss) income of subsidiaries	(50.9)	(61.4)	(56.0)	55.0	54.5	0.0	58.8	0.0

Net (loss) income	£(59.9)	£(61.6)	£(51.1)	£(61.2)	£54.5	£60.6	£58.8	£(59.9)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,893.6	£0.0	£1,893.6
Operating costs	0.0	0.0	0.0	0.0	0.0	(770.9)	0.0	(770.9)
Selling, general and administrative expenses	(10.0)	0.0	0.0	0.0	0.0	(393.4)	0.0	(403.4)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(6.9)	0.0	(6.9)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(563.2)	0.0	(563.2)

Operating income (loss)	(10.0)	0.0	0.0	0.0	0.0	159.2	0.0	149.2

Interest expense	(29.8)	(114.7)	(57.5)	(215.4)	0.0	(439.3)	615.8	(240.9)
Loss on extinguishment of debt	0.0	0.0	0.0	(50.6)	0.0	(19.4)	0.0	(70.0)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	14.7	0.0	14.7
Loss on derivative instruments	0.0	0.0	0.0	(26.2)	0.0	(2.0)	0.0	(28.2)
Foreign currency (losses) gains	0.6	(0.3)	0.1	(37.7)	0.0	(40.2)	0.0	(77.5)
Interest income and other, net	21.3	113.0	59.2	65.1	0.0	361.1	(615.8)	3.9
Income tax benefit (expense)	0.0	0.0	(0.3)	0.0	0.0	17.3	0.0	17.0

(Loss) income from continuing operations	(17.9)	(2.0)	1.5	(264.8)	0.0	51.4	0.0	(231.8)
Income on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	11.5	0.0	11.5
Equity in net (loss) income of subsidiaries	(202.4)	(213.1)	(204.1)	51.9	51.1	0.0	516.6	0.0

Net (loss) income	£(220.3)	£(215.1)	£(202.6)	£(212.9)	£51.1	£62.9	£516.6	£(220.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
				(in millions)

Net cash provided by (used in) operating activities	£(20.2)	£(6.6)	£4.5	£(152.0)	£0.0	£732.0	£0.0	£557.7

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(323.6)	0.0	(323.6)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	1.2	0.0	1.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	19.4	0.0	19.4
Principal drawdowns (repayments) on loans to group companies	185.6	6.7	(4.3)	171.2	0.0	(359.2)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	0.0	0.0	(14.3)	0.0	(14.3)
Other	0.0	0.0	0.0	0.0	0.0	2.5	0.0	2.5

Net cash (used in) provided by investing activities	185.6	6.7	(4.3)	171.2	0.0	(674.0)	0.0	(314.8)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(10.3)	0.0	937.9	0.0	927.6
Common stock repurchases	(212.8)	0.0	0.0	0.0	0.0	0.0	0.0	(212.8)
Proceeds from employee stock option exercises	5.9	0.0	0.0	0.0	0.0	0.0	0.0	5.9
Principal payments on long term debt and capital leases	0.0	0.0	0.0	0.0	0.0	(955.9)	0.0	(955.9)
Dividends paid	(15.8)	0.0	0.0	0.0	0.0	0.0	0.0	(15.8)

Net cash used in financing activities	(222.7)	0.0	0.0	(10.3)	0.0	(18.0)	0.0	(251.0)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates on cash and cash equivalents	(2.8)	0.0	0.0	0.0	0.0	0.0	0.0	(2.8)

(Decrease) increase in cash and cash equivalents	(60.1)	0.1	0.2	8.9	0.0	29.6	0.0	(21.3)
Cash and cash equivalents at beginning of period	101.3	1.8	0.4	4.5	0.0	371.5	0.0	479.5

Cash and cash equivalents at end of period	£41.2	£1.9	£0.6	£13.4	£0.0	£401.1	£0.0	£458.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)

Net cash provided by (used in) operating activities	£(14.7)	£0.0	£8.2	£192.2	£0.0	£267.0	£0.0	£452.7

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(327.5)	0.0	(327.5)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	0.6	0.0	0.6
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	12.5	0.0	12.5
Principal drawdowns (repayments) on loans to group companies	14.9	179.1	(8.0)	(1,347.7)	0.0	1,161.7	0.0	0.0
Decrease in restricted cash	0.0	0.0	0.0	0.0	0.0	0.5	0.0	0.5
Other	0.0	0.0	0.0	0.0	0.0	0.4	0.0	0.4

Net cash (used in) provided by investing activities	14.9	179.1	(8.0)	(1,347.7)	0.0	848.2	0.0	(313.5)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	2,893.7	0.0	179.0	0.0	3,072.7
Proceeds from employee stock option exercises	6.8	0.0	0.0	0.0	0.0	0.0	0.0	6.8
Principal payments on long term debt and capital leases	0.0	(179.1)	0.0	(1,727.0)	0.0	(1,304.2)	0.0	(3,210.3)
Intercompany funding movements	10.0	0.0	0.0	(10.0)	0.0	0.0	0.0	0.0
Dividends paid	(17.8)	0.0	0.0	0.0	0.0	0.0	0.0	(17.8)

Net cash (used in) provided by financing activities	(1.0)	(179.1)	0.0	1,156.7	0.0	(1,125.2)	0.0	(148.6)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates on cash and cash equivalents	4.2	0.0	0.0	0.0	0.0	0.0	0.0	4.2

(Decrease) increase in cash and cash equivalents	3.4	0.0	0.2	1.2	0.0	(20.4)	0.0	(15.6)
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	0.0	123.0	0.0	430.5

Cash and cash equivalents at end of period	£15.8	£1.9	£0.5	£294.1	£0.0	£102.6	£0.0	£414.9

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021

	June 30, 2011
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Cash and cash equivalents	£41.2	£0.0	£395.0	£22.0	£0.0	£458.2
Restricted cash	0.0	0.0	1.3	0.9	0.0	2.2
Other current assets	1.0	0.0	534.1	16.2	0.0	551.3

Total current assets	42.2	0.0	930.4	39.1	0.0	1,011.7

Fixed assets, net	0.0	0.0	4,017.6	645.6	0.0	4,663.2
Goodwill and intangible assets, net	0.0	0.0	1,921.3	152.4	0.0	2,073.7
Investments in, and loans to, parent and subsidiary companies	1,407.5	2,428.5	(1,410.0)	1,448.8	(3,536.1)	338.7
Other assets, net	209.5	30.4	241.3	1.1	0.0	482.3

Total assets	£1,659.2	£2,458.9	£5,700.6	£2,287.0	£(3,536.1)	£8,569.6

Current liabilities	£8.5	£21.5	£1,802.1	£701.2	£(934.6)	£1,598.7
Long term debt, net of current portion	526.6	2,444.1	2,606.5	0.0	0.0	5,577.2
Other long term liabilities	0.0	0.0	193.7	75.9	0.0	269.6
Shareholders’ equity (deficit)	1,124.1	(6.7)	1,098.3	1,509.9	(2,601.5)	1,124.1

Total liabilities and shareholders’ equity	£1,659.2	£2,458.9	£5,700.6	£2,287.0	£(3,536.1)	£8,569.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	December 31, 2010
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Cash and cash equivalents	£101.3	£0.0	£356.9	£21.3	£0.0	£479.5
Restricted cash	0.0	0.0	1.3	0.9	0.0	2.2
Other current assets	0.4	0.0	524.7	22.3	0.0	547.4

Total current assets	101.7	0.0	882.9	44.5	0.0	1,029.1

Fixed assets, net	0.0	0.0	4,070.8	692.3	0.0	4,763.1
Goodwill and intangible assets, net	0.0	0.0	1,978.9	157.0	0.0	2,135.9
Investments in, and loans to, parent and subsidiary companies	1,506.5	1,501.1	(646.9)	1,228.4	(3,229.9)	359.2
Other assets, net	201.1	0.0	343.3	1.5	0.0	545.9

Total assets	£1,809.3	£1,501.1	£6,629.0	£2,123.7	£(3,229.9)	£8,833.2

Current liabilities	£9.3	£4.6	£1,667.0	£628.0	£(811.7)	£1,497.2
Long term debt, net of current portion	535.4	1,495.4	3,767.5	0.0	0.0	5,798.3
Other long term liabilities	0.0	0.0	188.9	84.2	0.0	273.1
Shareholders’ equity	1,264.6	1.1	1,005.6	1,411.5	(2,418.2)	1,264.6

Total liabilities and shareholders’ equity	£1,809.3	£1,501.1	£6,629.0	£2,123.7	£(3,229.9)	£8,833.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended June 30, 2011
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£869.3	£116.5	£0.0	£985.8
Operating costs	0.0	0.0	(324.2)	(65.7)	0.0	(389.9)
Selling, general and administrative expenses	(4.4)	0.0	(175.5)	(23.9)	0.0	(203.8)
Restructuring and other charges	0.0	0.0	1.0	0.1	0.0	1.1
Depreciation and amortization	0.0	0.0	(256.2)	(2.1)	0.0	(258.3)

Operating income (loss)	(4.4)	0.0	114.4	24.9	0.0	134.9

Interest expense	(14.6)	(40.2)	(271.0)	(109.7)	322.4	(113.1)
Loss on extinguishment of debt	0.0	0.0	(10.8)	0.0	0.0	(10.8)
Share of income from equity investments	0.0	0.0	0.0	6.8	0.0	6.8
Loss (gain) on derivative instruments	4.5	0.0	(13.7)	0.0	0.0	(9.2)
Foreign currency gains (losses)	(0.5)	0.0	(5.0)	11.4	0.0	5.9
Interest and other income, net	0.6	39.4	254.8	109.2	(322.4)	81.6
Income tax (expense) benefit	0.0	0.0	(0.8)	2.9	0.0	2.1

Income (loss) from continuing operations	(14.4)	(0.8)	67.9	45.5	0.0	98.2
Equity in net income (loss) of subsidiaries	112.6	0.0	52.4	67.1	(232.1)	0.0

Net income (loss)	£98.2	£(0.8)	£120.3	£112.6	£(232.1)	£98.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2011
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£1,737.9	£230.2	£0.0	£1,968.1
Operating costs	0.0	0.0	(668.0)	(133.0)	0.0	(801.0)
Selling, general and administrative expenses	(8.2)	0.0	(340.7)	(50.0)	0.0	(398.9)
Restructuring and other charges	0.0	0.0	(1.4)	(0.1)	0.0	(1.5)
Depreciation and amortization	0.0	0.0	(488.3)	(32.9)	0.0	(521.2)

Operating income (loss)	(8.2)	0.0	239.5	14.2	0.0	245.5

Interest expense	(29.3)	(74.2)	(534.8)	(228.8)	639.4	(227.7)
Loss on extinguishment of debt	0.0	0.0	(28.9)	0.0	0.0	(28.9)
Share of income from equity investments	0.0	0.0	0.0	15.0	0.0	15.0
Gains on derivative instruments	14.8	0.0	4.0	0.0	0.0	18.8
Foreign currency gains (losses)	(0.3)	0.0	(18.4)	32.5	0.0	13.8
Interest and other income, net	3.4	70.0	428.4	220.9	(639.4)	83.3
Income tax (expense) benefit	0.0	0.0	(19.9)	2.8	0.0	(17.1)

Income (loss) from continuing operations	(19.6)	(4.2)	69.9	56.6	0.0	102.7
Loss on discontinued operations, net of tax	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	121.1	0.0	68.8	65.7	(255.6)	0.0

Net income (loss)	£101.5	£(4.2)	£138.7	£121.1	£(255.6)	£101.5

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended June 30, 2010
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£859.1	£105.1	£0.0	£964.2
Operating costs	0.0	0.0	(329.1)	(65.0)	0.0	(394.1)
Selling, general and administrative expenses	(5.4)	0.0	(170.4)	(24.6)	0.0	(200.4)
Restructuring and other charges	0.0	0.0	(6.1)	(0.4)	0.0	(6.5)
Depreciation and amortization	0.0	0.0	(252.0)	(31.6)	0.0	(283.6)

Operating income (loss)	(5.4)	0.0	101.5	(16.5)	0.0	79.6

Interest expense	(15.4)	(26.4)	(265.5)	(142.0)	331.7	(117.6)
Loss on extinguishment of debt	0.0	0.0	(37.1)	0.0	0.0	(37.1)
Share of income from equity investments	0.0	0.0	0.0	7.1	0.0	7.1
Losses on derivative instruments	0.0	0.0	(7.2)	0.0	0.0	(7.2)
Foreign currency (losses) gains	0.8	0.0	2.6	(13.5)	0.0	(10.1)
Interest and other income, net	11.0	26.7	166.3	130.5	(331.7)	2.8
Income tax benefit (expense)	0.0	0.0	14.1	(0.1)	0.0	14.0

(Loss) income from continuing operations	(9.0)	0.3	(25.3)	(34.5)	0.0	(68.5)
Income on discontinued operations, net of tax	0.0	0.0	0.0	8.6	0.0	8.6
Equity in net (loss) income of subsidiaries	(50.9)	0.0	(16.1)	(25.0)	92.0	0.0

Net (loss) income	£(59.9)	£0.3	£(41.4)	£(50.9)	£92.0	£(59.9)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2010
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Revenue	£0.0	£0.0	£1,682.0	£211.6	£0.0	£1,893.6
Operating costs	0.0	0.0	(637.0)	(133.9)	0.0	(770.9)
Selling, general and administrative expenses	(10.0)	0.0	(344.9)	(48.5)	0.0	(403.4)
Restructuring and other charges	0.0	0.0	(6.5)	(0.4)	0.0	(6.9)
Depreciation and amortization	0.0	0.0	(500.7)	(62.5)	0.0	(563.2)

Operating income (loss)	(10.0)	0.0	192.9	(33.7)	0.0	149.2

Interest expense	(29.8)	(47.5)	(510.3)	(269.7)	616.4	(240.9)
Loss on extinguishment of debt	0.0	0.0	(70.0)	0.0	0.0	(70.0)
Share of income from equity investments	0.0	0.0	0.0	14.7	0.0	14.7
Losses on derivative instruments	0.0	0.0	(28.2)	0.0	0.0	(28.2)
Foreign currency (losses) gains	0.6	0.0	(35.1)	(43.0)	0.0	(77.5)
Interest and other income, net	21.3	48.1	306.5	244.4	(616.4)	3.9
Income tax benefit (expense)	0.0	0.0	18.4	(1.4)	0.0	17.0

(Loss) income from continuing operations	(17.9)	0.6	(125.8)	(88.7)	0.0	(231.8)
Income on discontinued operations, net of tax	0.0	0.0	0.0	11.5	0.0	11.5
Equity in net (loss) income of subsidiaries	(202.4)	0.0	(62.3)	(125.2)	389.9	0.0

Net (loss) income	£(220.3)	£0.6	£(188.1)	£(202.4)	£389.9	£(220.3)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Net cash provided by (used in) operating activities	£(20.2)	£(0.4)	£453.3	£125.0	£0.0	£557.7

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(309.1)	(14.5)	0.0	(323.6)
Proceeds from sale of fixed assets	0.0	0.0	1.2	0.0	0.0	1.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	19.4	0.0	19.4
Principal drawdowns (repayments) on loans to group companies	185.6	(941.1)	862.5	(107.0)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	(14.3)	0.0	(14.3)
Other	0.0	0.0	0.0	2.5	0.0	2.5

Net cash (used in) provided by investing activities	185.6	(941.1)	554.6	(113.9)	0.0	(314.8)

Financing activities:
New borrowings, net of financing fees	0.0	941.5	(13.9)	0.0	0.0	927.6
Common stock repurchases	(212.8)	0.0	0.0	0.0	0.0	(212.8)
Proceeds from employee stock option exercises	5.9	0.0	0.0	0.0	0.0	5.9
Principal payments on long term debt and capital leases	0.0	0.0	(955.9)	0.0	0.0	(955.9)
Dividends paid	(15.8)	0.0	0.0	0.0	0.0	(15.8)

Net cash (used in) provided by financing activities	(222.7)	941.5	(969.8)	0.0	0.0	(251.0)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates on cash and cash equivalents	(2.8)	0.0	0.0	0.0	0.0	(2.8)

(Decrease) increase in cash and cash equivalents	(60.1)	0.0	38.1	0.7	0.0	(21.3)
Cash and cash equivalents at beginning of period	101.3	0.0	356.9	21.3	0.0	479.5

Cash and cash equivalents at end of period	£41.2	£0.0	£395.0	£22.0	£0.0	£458.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2010
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)

Net cash provided by (used in) operating activities	£(14.7)	£0.0	£512.3	£(44.9)	£0.0	£452.7

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(308.6)	(18.9)	0.0	(327.5)
Proceeds from sale of fixed assets	0.0	0.0	0.6	0.0	0.0	0.6
Principal repayments on loans to equity investments	0.0	0.0	0.0	12.5	0.0	12.5
Principal drawdowns (repayments) on loans to group companies	14.9	(1,468.0)	1,138.9	314.2	0.0	0.0
Decrease in restricted cash	0.0	0.0	0.0	0.5	0.0	0.5
Other	0.0	0.0	0.0	0.4	0.0	0.4

Net cash (used in) provided by investing activities	14.9	(1,468.0)	830.9	308.7	0.0	(313.5)

Financing activities:
New borrowings, net of financing fees	0.0	1,468.0	1,604.7	0.0	0.0	3,072.7
Proceeds from employee stock option exercises	6.8	0.0	0.0	0.0	0.0	6.8
Principal payments on long term debt and capital leases	0.0	0.0	(2,968.5)	(241.8)	0.0	(3,210.3)
Intercompany funding movements	10.0	0.0	0.0	(10.0)	0.0	0.0
Dividends paid	(17.8)	0.0	0.0	0.0	0.0	(17.8)

Net cash (used in) provided by financing activities	(1.0)	1,468.0	(1,363.8)	(251.8)	0.0	(148.6)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates on cash and cash equivalents	4.2	0.0	0.0	0.0	0.0	4.2

(Decrease) increase in cash and cash equivalents	3.4	0.0	(20.6)	1.6	0.0	(15.6)
Cash and cash equivalents at beginning of period	12.4	0.0	387.4	30.7	0.0	430.5

Cash and cash equivalents at end of period	£15.8	£0.0	£366.8	£32.3	£0.0	£414.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£414.5	£376.0
Restricted cash	2.2	2.2
Accounts receivable - trade, less allowances for doubtful accounts of £7.6 (2011) and £6.4 (2010)	429.1	431.2
Inventory for resale	22.3	26.4
Derivative financial instruments	0.8	0.8
Prepaid expenses and other current assets	98.1	88.6

Total current assets	967.0	925.2
Fixed assets, net	4,557.0	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	56.2	118.4
Equity investments	338.7	359.2
Derivative financial instruments	143.6	202.7
Deferred financing costs, net of accumulated amortization of £35.6 (2011) and £19.6 (2010)	76.7	89.4
Other assets	52.6	52.7
Due from group companies	771.0	751.1

Total assets	£8,989.4	£9,176.3

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£256.6	£296.1
Accrued expenses and other current liabilities	353.3	376.3
Derivative financial instruments	19.8	13.3
Restructuring liabilities	45.4	56.4
VAT and employee taxes payable	79.6	83.6
Interest payable	41.1	59.1
Interest payable to group companies	154.3	147.2
Deferred revenue	308.0	300.1
Current portion of long term debt	421.6	222.1

Total current liabilities	1,679.7	1,554.2
Long term debt, net of current portion	3,360.1	3,195.0
Long term debt due to group companies, net of current portion	2,195.6	2,746.4
Derivative financial instruments	73.2	62.0
Deferred revenue and other long term liabilities	195.5	207.2
Deferred income taxes	0.0	3.2

Total liabilities	7,504.1	7,768.0

Commitments and contingent liabilities
Shareholder’s equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2011 and 2010); issued and outstanding 224,552 ordinary shares (2011 and 2010)	0.0	0.0
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(99.6)	(76.2)
Accumulated deficit	(2,786.4)	(2,886.8)

Total shareholder’s equity	1,485.3	1,408.3

Total liabilities and shareholder’s equity	£8,989.4	£9,176.3

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	£960.1	£939.5	£1,917.4	£1,843.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	380.7	384.0	782.3	750.3
Selling, general and administrative expenses	192.8	188.9	377.7	380.5
Restructuring and other charges	(1.1)	6.2	1.4	6.6
Depreciation	224.7	240.9	448.0	477.9
Amortization	28.1	37.1	62.2	74.2

	825.2	857.1	1,671.6	1,689.5

Operating income	134.9	82.4	245.8	153.7
Other income (expense)
Interest expense	(51.9)	(50.5)	(105.4)	(105.1)
Interest expense to group companies	(53.4)	(68.4)	(109.1)	(137.0)
Loss on extinguishment of debt	(10.8)	(37.1)	(28.9)	(70.0)
Share of income from equity investments	6.8	7.1	15.0	14.7
(Loss) gain on derivative instruments	(13.7)	(7.2)	4.0	(28.2)
Foreign currency gains (losses)	3.0	(15.0)	9.6	(77.9)
Interest income and other, net	81.7	2.5	83.3	3.9
Interest income from group companies	2.2	2.3	4.4	4.2

Income (loss) from continuing operations before income taxes	98.8	(83.9)	118.7	(241.7)
Income tax benefit (expense)	2.1	14.1	(17.1)	17.3

Income (loss) from continuing operations	100.9	(69.8)	101.6	(224.4)
Income (loss) from discontinued operations, net of tax	0.0	8.6	(1.2)	11.5

Net income (loss)	£100.9	£(61.2)	£100.4	£(212.9)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2011	2010

Operating activities:
Net income (loss)	£100.4	£(212.9)
Loss (income) from discontinued operations	1.2	(11.5)

Income (loss) from continuing operations	101.6	(224.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	510.2	552.1
Non-cash interest	0.9	3.4
Non-cash compensation	13.0	13.4
Loss on extinguishment of debt	28.9	70.1
Income from equity accounted investments, net of dividends received	(1.5)	(6.1)
Unrealized (gains) losses on derivative instruments	(9.0)	106.2
Foreign currency gains	(11.7)	(42.1)
Income taxes	20.1	(10.3)
Other	3.4	(0.4)
Changes in operating assets and liabilities, net of effect from business disposals:	(73.0)	9.9

Net cash provided by operating activities	582.9	471.8

Investing activities:
Purchase of fixed and intangible assets	(318.8)	(322.3)
Proceeds from sale of fixed assets	1.2	0.6
Principal repayments on loans to equity investments	19.4	12.5
Investments and loans from parent and subsidiary companies	(195.7)	(213.9)
Acquisitions, net of cash acquired	(14.3)	0.0
Other	2.5	0.9

Net cash used in investing activities	(505.7)	(522.2)

Financing activities:
New borrowings, net of financing fees	1,677.6	3,072.7
Principal payments on long term debt, including redemption premiums, and capital leases	(1,705.9)	(3,031.1)

Net cash (used in) provided by financing activities	(28.3)	41.6

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(10.4)

Net cash used in discontinued operations	(10.4)	(10.4)

Effect of exchange rate changes on cash and cash equivalents	0.0	0.0
Increase (decrease) in cash and cash equivalents	38.5	(19.2)
Cash and cash equivalents, beginning of period	376.0	415.9

Cash and cash equivalents, end of period	£414.5	£396.7

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	£414.5	£376.0
Restricted cash	2.2	2.2
Accounts receivable - trade, less allowances for doubtful accounts of £7.6 (2011) and £6.4 (2010)	429.1	431.2
Inventory for resale	22.3	26.4
Derivative financial instruments	0.8	0.8
Prepaid expenses and other current assets	98.1	88.6

Total current assets	967.0	925.2
Fixed assets, net	4,557.0	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	56.2	118.4
Equity investments	338.7	359.2
Derivative financial instruments	143.6	202.7
Deferred financing costs, net of accumulated amortization of £35.6 (2011) and £19.6 (2010)	76.7	89.4
Other assets	52.6	52.7
Due from group companies	771.0	751.1

Total assets	£8,989.4	£9,176.3

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£256.6	£296.1
Accrued expenses and other current liabilities	353.3	376.3
Derivative financial instruments	19.8	13.3
Restructuring liabilities	45.4	56.4
VAT and employee taxes payable	79.6	83.6
Interest payable	12.2	18.0
Interest payable to group companies	183.2	188.3
Deferred revenue	308.0	300.1
Current portion of long term debt	421.6	222.1

Total current liabilities	1,679.7	1,554.2
Long term debt, net of current portion	247.6	353.7
Long term debt due to group companies, net of current portion	5,308.1	5,587.7
Derivative financial instruments	73.2	62.0
Deferred revenue and other long term liabilities	195.5	207.2
Deferred income taxes	0.0	3.2

Total liabilities	7,504.1	7,768.0

Commitments and contingent liabilities
Shareholder’s equity
Common stock - £1.0 par value; issued and outstanding 2.5 (2011 and 2010) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(99.6)	(76.2)
Accumulated deficit	(2,786.4)	(2,886.8)

Total shareholder’s equity	1,485.3	1,408.3

Total liabilities and shareholder’s equity	£8,989.4	£9,176.3

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	£960.1	£939.5	£1,917.4	£1,843.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	380.7	384.0	782.3	750.3
Selling, general and administrative expenses	192.8	188.9	377.7	380.5
Restructuring and other charges	(1.1)	6.2	1.4	6.6
Depreciation	224.7	240.9	448.0	477.9
Amortization	28.1	37.1	62.2	74.2

	825.2	857.1	1,671.6	1,689.5

Operating income	134.9	82.4	245.8	153.7
Other income (expense)
Interest expense	(5.6)	(5.6)	(9.5)	(14.8)
Interest expense to group companies	(99.7)	(113.3)	(205.0)	(227.3)
Loss on extinguishment of debt	(10.8)	(37.1)	(28.9)	(70.0)
Share of income from equity investments	6.8	7.1	15.0	14.7
(Loss) gain on derivative instruments	(13.7)	(7.2)	4.0	(28.2)
Foreign currency gains (losses)	3.0	(15.0)	9.6	(77.9)
Interest income and other, net	81.7	2.5	83.3	3.9
Interest income from group companies	2.2	2.3	4.4	4.2

Income (loss) from continuing operations before income taxes	98.8	(83.9)	118.7	(241.7)
Income tax benefit (expense)	2.1	14.1	(17.1)	17.3

Income (loss) from continuing operations	100.9	(69.8)	101.6	(224.4)
Income (loss) from discontinued operations, net of tax	0.0	8.6	(1.2)	11.5

Net income (loss)	£100.9	£(61.2)	£100.4	£(212.9)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six months ended June 30,
	2011	2010

Operating activities:
Net income (loss)	£100.4	£(212.9)
Loss (income) from discontinued operations	1.2	(11.5)

Income (loss) from continuing operations	101.6	(224.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	510.2	552.1
Non-cash interest	0.9	3.4
Non-cash compensation	13.0	13.4
Loss on extinguishment of debt	28.9	70.1
Income from equity accounted investments, net of dividends received	(1.5)	(6.1)
Unrealized (gains) losses on derivative instruments	(9.0)	106.2
Foreign currency gains	(11.7)	(42.1)
Income taxes	20.1	(10.3)
Other	3.4	(0.4)
Changes in operating assets and liabilities, net of effect from business disposals:	(73.0)	9.9

Net cash provided by operating activities	582.9	471.8

Investing activities:
Purchase of fixed and intangible assets	(318.8)	(322.3)
Proceeds from sale of fixed assets	1.2	0.6
Principal repayments on loans to equity investments	19.4	12.5
Investments and loans from parent and subsidiary companies	(71.7)	1,028.6
Acquisitions, net of cash acquired	(14.3)	0.0
Other	2.5	0.9

Net cash (used in) provided by investing activities	(381.7)	720.3

Financing activities:
New borrowings, net of financing fees	(23.9)	108.8
Principal payments on long term debt, including redemption premiums, and capital leases	(128.4)	(1,309.7)

Net cash used in financing activities	(152.3)	(1,200.9)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(10.4)

Net cash used in discontinued operations	(10.4)	(10.4)

Effect of exchange rate changes on cash and cash equivalents	0.0	0.0
Increase (decrease) in cash and cash equivalents	38.5	(19.2)
Cash and cash equivalents, beginning of period	376.0	415.9

Cash and cash equivalents, end of period	£414.5	£396.7

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

As used in these notes, the terms “we,” “our,” or “companies” refer to VMIH and VMIL and, except as otherwise noted, the information in these combined notes relates to both of the companies.

The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011, or the 2010 Annual Report.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 2— Recent Accounting Guidance

In June 2011, the FASB issued new guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard will require companies to retrospectively present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment did not have an impact on the amount of debt included on our consolidated balance sheet as of June 30, 2011 but did serve to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

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

On May 20, 2011, we entered into two new additional facilities under the senior credit facility, comprising an additional revolving facility with total commitments of £450 million which replaced the previous £250 million revolving facility, and a new term facility with commitments of £750 million. We used the new term facility of £750 million along with £25 million of cash to repay the loan balance from the previous term loan which was comprised of a £467.5 million Tranche A and £307.5 million Tranche B. The maturity date of the facilities remains at June 30, 2015. Further changes to the senior credit facility to increase operational flexibility were also effected on May 27, 2011.

The carrying amount of the $550 million 9.125% senior notes due 2016 is classified as a current liability in the condensed consolidated balance sheet as of June 30, 2011 due to our intention to call the notes within the next twelve months using cash on hand. On July 26, 2011 we retired the notes by paying £355.8 million of cash.

Long term debt repayments, excluding capital leases, as of June 30, 2011, were due as follows (in millions):

Period ending June 30:
2012	£342.8
2013	62.5
2014	0.0
2015	750.0
2016	0.0
Thereafter	5,622.3

Total debt payments	£6,777.6

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

Long term debt: The carrying amount of the senior credit facility approximates its fair value. The fair values of our other debt in the following table are based on the quoted market prices in active markets and incorporate non-performance risk.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.125% U.S. dollar senior notes due 2016	£342.5	£361.9	£352.6	£380.3
6.50% U.S. dollar senior notes due 2016	0.0	0.0	176.7	346.8
9.50% U.S. dollar senior notes due 2016	820.5	960.6	843.2	990.5
9.50% euro senior notes due 2016	156.8	183.8	148.5	182.1
8.375% U.S. dollar senior notes due 2019	368.2	423.8	378.8	421.5
8.875% sterling senior notes due 2019	345.0	385.0	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	614.6	689.7	632.3	677.5
7.00% sterling senior secured notes due 2018	863.8	931.9	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	309.8	318.9	0.0	0.0
5.50% sterling senior secured notes due 2021	655.9	644.8	0.0	0.0
Floating rate senior loan note due 2012	62.3	62.3	64.1	64.1
Other notes due to affiliates	100.3	100.3	437.7	437.7

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

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the statement of operations. As a result of our effectiveness assessment at June 30, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of these derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2011	December 31, 2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.3	£0.0
Economic Hedge
Foreign currency forward rate contracts	0.5	0.8

	£0.8	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£15.1	£8.0
Cross-currency interest rate swaps	2.9	137.9
Economic Hedge
Interest rate swaps	9.0	3.9
Cross-currency interest rate swaps	116.6	52.9

	£143.6	£202.7

Included within current liabilities:
Economic Hedge
Cross-currency interest rate swaps	19.8	13.3

	£19.8	£13.3

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£4.5	£0.0
Cross-currency interest rate swaps	10.3	10.3
Economic Hedge
Interest rate swaps	32.7	32.2
Cross-currency interest rate swaps	25.7	19.5

	£73.2	£62.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

As of June 30, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

The terms of our outstanding cross-currency interest rate swaps at June 30, 2011 were as follows:

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

On July 26, 2011 we settled the cross-currency interest rate swaps hedging the $550 million senior notes due 2016 and received cash of £65.5 million, which approximated the fair value of these swaps as of June 30, 2011.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of June 30, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of our debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at June 30, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Economic	£200.0	6 month LIBOR	2.91%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.87%
July 2012 to December 2015	Economic	200.0	6 month LIBOR	2.79%

£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	6 month LIBOR + 1.84%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
October 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of June 30, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
August 2011 to December 2011	Accounting	$12.6	£7.7	1.6264
July 2011 to December 2011	Economic	$57.4	£35.3	1.6261

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

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of operations in the period in which they occur. During the three and six months ended June 30, 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and six months ended June 30, 2011 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income (loss)	(57.0)	2.9	(60.3)	0.4	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	(7.8)	(7.6)	(23.5)	0.0	23.3
Amounts reclassified to earnings impacting:
Foreign exchange loss	45.4	0.0	45.4	0.0	0.0
Interest expense	1.3	0.0	1.3	0.0	0.0

Balance at March 31, 2011	£(27.3)	£3.3	£(20.5)	£0.5	£(10.6)

Amounts recognized in other comprehensive income (loss)	(8.5)	(7.7)	(0.6)	(0.2)	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	2.6	0.0	2.6	0.0	0.0
Interest expense	0.6	0.0	0.6	0.0	0.0

Balance at June 30, 2011	£(32.6)	£(4.4)	£(17.9)	£0.3	£(10.6)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the condensed consolidated statement of operations for the six months ended June 30, 2011 because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations in the six months ended June 30, 2011.

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income (loss) to earnings would be £0.0 million and £5.6 million relating to interest rate swaps and cross-currency interest rate swaps, respectively, and pre-tax gains of £0.3 million relating to forward foreign exchange contracts.

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

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and six months ended June 30, 2011, we recognized losses totaling £0.0 million and £1.8 million, respectively, relating to ineffectiveness of fair value hedges.

Note 6—Restructuring and Other Charges

The following table summarizes our historical restructuring accruals, which is comprised of historic restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
Three months ended June 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at March 31, 2011	£34.1	£1.7	£18.8	£54.6
Charged to expense	(0.4)	1.9	0.7	2.2
Revisions	(2.1)	(0.3)	(0.9)	(3.3)
Utilized	(0.2)	(1.9)	(6.0)	(8.1)

Balance at June 30, 2011	£31.4	£1.4	£12.6	£45.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 6—Restructuring and Other Charges (continued)

	Historical Restructuring Accruals	2008 Restructuring Accruals
Six months ended June 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at December 31, 2010	£35.2	£1.1	£20.1	£56.4
Charged to expense	0.7	4.1	1.2	6.0
Revisions	(2.1)	(0.6)	(1.9)	(4.6)
Utilized	(2.4)	(3.2)	(6.8)	(12.4)

Balance at June 30, 2011	£31.4	£1.4	£12.6	£45.4

In connection with our 2008 restructuring program, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

Note 7—Share Based Compensation

Stock Option Plans

We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at June 30, 2011, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2010 Annual Report.

Note 8—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) for period	£100.9	£(61.2)	£100.4	£(212.9)
Currency translation adjustment	0.0	0.1	0.0	0.2
Net unrealized (losses) gains on derivatives, net of tax	(8.5)	12.4	(65.5)	108.2
Reclassification of derivative losses (gains) to net income, net of tax	3.2	11.0	42.1	(87.4)

	£95.6	£(37.7)	£77.0	£(191.9)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 8—Comprehensive Income (Loss) (continued)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	June 30, 2011	December 31, 2010
Foreign currency translation	£(0.1)	£(0.1)
Pension liability adjustment	(66.9)	(66.9)
Net unrealized losses on derivatives	(32.6)	(9.2)

	£(99.6)	£(76.2)

Note 9—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

We are wholly owned subsidiaries of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Operating costs	£9.2	£10.1	£18.7	£20.6
Selling, general and administrative expenses	11.0	11.5	21.2	22.9

	£20.2	£21.6	£39.9	£43.5

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

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 10—Contingent Liabilities (continued)

Our revenue generating activities are subject to Value Added Tax, or VAT. During the three months ended June 30, 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities agreed to provide us with a refund of £81.5 million, which was collected during the three months ended June 30, 2011 and £77.6 million of which is included in interest income and other, net in the condensed consolidated statement of operations.

Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £25.0 million as of June 30, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable of resulting in a liability. We currently expect an initial hearing on these matters to take place in late 2011 or early 2012.

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

The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the three and six month periods ended June 30, 2011 and 2010 (in millions):

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£834.6	£494.5	£811.5	£489.4
Business	151.2	91.8	152.7	87.6

Subtotal	985.8	586.3	964.2	577.0

Companies not consolidated in VMIH and VMIL	(25.7)		(24.7)

Total	£960.1		£939.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Industry Segments (continued)

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£1,657.8	£979.5	£1,601.0	£969.9
Business	310.3	184.4	292.6	163.7

Subtotal	1,968.1	1,163.9	1,893.6	1,133.6

Companies not consolidated in VMIH and VMIL	(50.7)		(50.4)

Total	£1,917.4		£1,843.2

The reconciliation of total segment contribution to consolidated operating income and net loss for VMIH and VMIL is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Total segment contribution	£586.3	£577.0	£1,163.9	£1,133.6
Other operating and corporate costs	194.2	207.3	395.7	414.3
Restructuring and other charges	(1.1)	6.5	1.5	6.9
Depreciation	230.2	246.5	459.0	489.0
Amortization	28.1	37.1	62.2	74.2
Operating loss of subsidiaries not consolidated in either of the companies	0.0	(2.8)	(0.3)	(4.5)

Consolidated operating income	134.9	82.4	245.8	153.7
Other income (expense)
Interest expense (1)	(105.3)	(118.9)	(214.5)	(242.1)
Loss on extinguishment of debt	(10.8)	(37.1)	(28.9)	(70.0)
Share of income from equity investments	6.8	7.1	15.0	14.7
(Loss) gain on derivative instruments	(13.7)	(7.2)	4.0	(28.2)
Foreign currency gain (loss)	3.0	(15.0)	9.6	(77.9)
Interest income and other, net (2)	83.9	4.8	87.7	8.1
Income tax benefit (expense)	2.1	14.1	(17.1)	17.3

Income (loss) from continuing operations	100.9	(69.8)	101.6	(224.4)
Income (loss) from discontinued operations, net of tax	0.0	8.6	(1.2)	11.5

Net income (loss)	£100.9	£(61.2)	£100.4	£(212.9)

(1)	Interest expense represents the total of interest expense and interest expense to group companies.
(2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

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

Our revenue by segment for the six months ended June 30, 2011 and 2010 was as follows (in millions):

	Six months ended June 30
	2011		2010
Consumer Segment	£1,657.8	84.2%	£1,601.0	84.5%
Business Segment	310.3	15.8	292.6	15.5

	£1,968.1	100.0%	£1,893.6	100.0%

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

Integration and Restructuring Activities. In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. We anticipate significant cost savings from the plan and that savings will exceed the costs incurred in connection with the plan. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs. During the second quarter of 2010, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million and £170 million and capital expenditures of between £50 million and £60 million in connection with this plan. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

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

Mobile ARPU. Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, rather than lower lifetime value prepay customers, particularly through cross-selling to our cable customer base. Consequently, the number of prepay customers is expected to continue to decline in the second half of 2011, along with prepay usage.

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

New Accounting Guidance

In June 2011, the FASB issued new guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard will require companies to retrospectively present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

New accounting rules and disclosures can significantly impact our reported results and the comparability of our financial statements. There are new proposals under development regarding revenue and leasing transactions which, if and when enacted, may have a material impact on our financial reporting.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenue

For the three months ended June 30, 2011, revenue increased by 2.2% to £985.8 million from £964.2 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, revenue increased by 3.9% to £1,968.1 million from £1,893.6 million for the six months ended June 30, 2010. The amount of revenue recognized in our Consumer segment increased for both periods, whilst revenue in our Business segment decreased for the three months ended June 30, 2011, but increased for the six months ended June 30, 2011, as more fully described in our segment discussions below.

Operating Costs

Operating costs for the three and six months ended June, 2011 and 2010 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Operating costs:
Consumer cost of sales	£254.7	£248.5	2.5%	£517.7	£481.7	7.5%
Business cost of sales	42.2	47.8	(11.7)	93.5	92.7	0.9
Network and other operating costs	93.0	97.8	(4.9)	189.8	196.5	(3.4)

Total operating costs	£389.9	£394.1	(1.1)%	£801.0	£770.9	3.9%

For the three months ended June 30, 2011, operating costs decreased by 1.1% to £389.9 million from £394.1 million during the same period in 2010. For the six months ended June 30, 2011, operating costs increased by 3.9% to £801.0 million from £770.9 million during the same period in 2010. The decrease in operating costs for the three months ended June 30, 2011 was primarily attributable to decreased Business segment cost of sales as a result of lower interconnect costs partially offset by increased Consumer cost of sales as a result of increased Consumer revenue. The increase in the six months ended June 30, 2011 was primarily attributable to increased Consumer and Business segment cost of sales as a result of increased revenues in both segments, along with other factors described in greater detail in our segment discussions below. Network and other operating costs decreased in the three and six months ended June 30, 2011 primarily due to lower install activity along with a reduction in network related facilities costs in the three months ended June 30, 2011. As a result of these changes, operating costs as a percentage of revenue decreased to 39.6% for the three months ended June 30, 2011 from 40.9% for the three months ended June 30, 2010. Operating costs as a percentage of revenue for the six months ended June 30, 2011 remained consistent with the six months ended June 30, 2010 at 40.7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2011 and 2010 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Selling, general and administrative expenses:
Employee and outsourcing costs	£116.3	£119.5	(2.7)%	£233.9	£236.0	(0.9)%
Marketing costs	42.2	39.7	6.3	77.4	78.4	(1.3)
Facilities	13.3	15.9	(16.4)	27.8	32.9	(15.5)
Other	32.0	25.3	26.5	59.8	56.1	6.6

Total selling, general and administrative expenses	£203.8	£200.4	1.7%	£398.9	£403.4	(1.1)%

For the three months ended June 30, 2011, selling, general and administrative expenses increased by 1.7% to £203.8 million from £200.4 million for the three months ended June 30, 2010. The increase for the three months ended June 30, 2011 was primarily due to an increase in marketing and other costs, partially offset by lower employee and outsourcing costs and facilities costs. Other costs increased primarily due to higher bad debt expense in the three months ended June 30, 2011 and marketing costs increased due to a higher level of activity along with new contractual arrangements. Employee and outsourcing costs decreased primarily as a result of reduced costs in relation to employee incentive programs and facilities costs decreased primarily as a result of a reduction in rent and related property costs as a result of a reduction in the overall portfolio of properties.

For the six months ended June 30, 2011, selling, general and administrative expenses decreased by 1.1% to £398.9 million from £403.4 million for the six months ended June 30, 2010. The decrease was primarily due to a decline in facilities costs.

Restructuring and Other Charges

Restructuring and other charges were a benefit of £1.1 million and an expense of £6.5 million in the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 the benefit related primarily to a reduction in the estimated operating costs on certain vacant properties, partially offset by involuntary employee termination costs in connection with the restructuring program initiated in the fourth quarter of 2008. The charge for the three months ended June 30, 2010 related primarily to involuntary employee termination costs in connection with the restructuring program initiated in the fourth quarter of 2008.

Restructuring and other charges were £1.5 million and £6.9 million in the six months ended June 30, 2011 and 2010, respectively, which related primarily to involuntary employee termination costs in connection with the restructuring program initiated in the fourth quarter of 2008, partially offset by a reduction in the estimated operating costs for certain vacant properties.

Depreciation Expense

For the three months ended June 30, 2011, depreciation expense decreased by 6.6% to £230.2 million from £246.5 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, depreciation expense decreased by 6.1% to £459.0 million from £489.0 million for the six months ended June 30, 2010. The decrease in depreciation expense in both periods was primarily a result of fixed assets becoming fully depreciated, partially offset by depreciation in respect of new fixed assets.

Amortization Expense

For the three months ended June 30, 2011, amortization expense decreased to £28.1 million from £37.1 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, amortization expense decreased to £62.2 million from £74.2 million for the six months ended June 30, 2010. The decline in amortization expense in both periods was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2011.

Interest Expense

For the three months ended June 30, 2011, interest expense decreased to £113.1 million from £117.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, interest expense decreased to £227.7 million from £240.9 million for the six months ended June 30, 2010. The decrease in both periods was primarily due to lower borrowing costs on our debt along with the effect of interest and cross currency rate swaps designated as accounting hedges.

We paid cash interest of £123.2 million for the three months ended June 30, 2011 and £139.1 million for the three months ended June 30, 2010. We paid cash interest of £235.6 million for the six months ended June 30, 2011 and £248.1 million for the six months ended June 30, 2010. The decrease in cash interest payments in both periods was primarily due to differences in the timing of interest payments on our long term debt as a result of the additional facilities entered into under our senior credit facility on May 20, 2011, and the senior secured notes issued on March 3, 2011. The proceeds of both the additional facilities and senior secured notes were used to prepay Tranche A and Tranche B of the existing senior credit facility.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of £10.8 million and £28.9 million for the three and six months ended June 30, 2011, respectively, related to the write-off of deferred financing costs resulting from the repayments of our senior credit facility from the net proceeds of the senior secured notes issued on March 3, 2011, and the refinancing of our senior credit facility on May 20, 2011.

The loss on extinguishment of debt of £37.1 million and £70.0 million for the three and six months ended June 30, 2010, respectively, primarily related to the write-off of deferred financing costs resulting from repayments of our previous senior credit facility from the net proceeds of the senior secured notes issued on January 19, 2010, and the senior credit facility entered into on April 22, 2010, along with the redemption premium paid in respect to our senior notes redeemed on May 12, 2010.

Share of Income from Equity Investments

For the three and six months ended June 30, 2011, share of income from equity investments was £6.8 million and £15.0 million, respectively, as compared with income of £7.1 million, and £14.7 million for the same respective periods in 2010. The share of income from equity investments in the three and six months ended June 30, 2011 and 2010 was our proportionate share of the income earned by UKTV.

(Loss) gain on Derivative Instruments

The loss on derivative instruments of £9.2 million in the three months ended June 30, 2011 was driven by a fall in interest rates, partially offset by gains on the conversion hedges as a result of an increase in our share price. The loss on derivative instruments of £7.2 million in the three months ended June 30, 2010 was mainly driven by payments to settle euro derivative contracts in connection with the repayment of our old senior credit facility and senior notes, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar.

The gain on derivative instruments of £18.8 million in the six months ended June 30, 2011 was driven by the reclassification of gains of £31.1 million on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments and gains on the conversion hedges, partially offset by losses on derivative instruments resulting from a fall in interest rates. The loss on derivative instruments of £28.2 million in the six months ended June 30, 2010 was mainly driven by the reclassification of losses on derivative contracts previously designated as accounting hedges from accumulated other comprehensive income to earnings along with payments made to settle euro derivative in connection with the repayment of our old senior credit facility and senior notes, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar.

Foreign Currency Gains (Losses)

The foreign currency gains of £5.9 million and £13.8 million in the three and six months ended June 30, 2011, respectively, were primarily due to strengthening of the pound sterling relative to the U.S. dollar and related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019. The foreign currency losses of £10.1 million and £77.5 million in the three and six months ended June 30, 2010, respectively, were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on our convertible senior notes and the U.S. dollar denominated amounts under our old senior credit facility.

Interest Income and Other, Net

The interest income and other, net of £81.6 million and £83.3 million in the three and six months ended June 30, 2011, respectively, was primarily due to the £77.6 million recognized in the consolidated statement of operations during the second quarter following the agreement with the U.K. tax authorities regarding the Value Added Tax, or VAT, treatment of certain of our revenue generating activities and a related refund. The remaining balance of interest income and other, net received in the three and six months ended both June 30, 2011 and 2010, is primarily in respect of bank and other external interest income earned on our cash and cash equivalents.

Income Tax Benefit (Expense)

For the three months ended June 30, 2011 the income tax benefit was £2.1 million and for the six months ended June 30, 2011, income tax expense was £17.1 million, as compared with income tax benefit of £14.0 million and £17.0 million for the same respective periods in 2010. The income tax benefit for the three months ended June 30, 2011 primarily related to consortium tax relief receivable from our joint venture operations. The income tax expense for the six months ended June 30, 2011 related primarily to a reclassification of tax effects associated with gains on certain of our hedging instruments from accumulated other comprehensive income. The income tax benefit for the three months ended June 30, 2010 related primarily to consortium tax relief receivable from our joint venture operations and the benefit for the six months ended June 30, 2010 related primarily to amounts recognized in discontinued operations and other comprehensive income along with consortium tax relief receivable from our joint venture operations.

Net Income (Loss) from Continuing Operations

For the three and six months ended June 30, 2011, net income from continuing operations was £98.2 million and £102.7 million, respectively, compared with a net loss of £68.5 million and £231.8 million for the same periods in 2010, due to the factors discussed above.

Basic Income (Loss) from Continuing Operations per Share

Basic income from continuing operations per share for the three months ended June 30, 2011 was £0.31 compared to a loss of £0.21 for the three months ended June 30, 2010. Basic income (loss) from continuing operations per share is computed using a weighted average of 315.6 million shares outstanding in the three months ended June 30, 2011 and a weighted average of 330.9 million shares outstanding for the same period in 2010.

Basic net income from continuing operations per common share for the six months ended June 30, 2011 was £0.32 compared to a basic net loss per share of £0.70 for the six months ended June 30, 2010. Basic income (loss) from continuing operations per share is computed using a weighted average of 318.0 million shares outstanding in the six months ended June 30, 2011 and a weighted average of 330.3 million shares outstanding for the same period in 2010.

Segmental Results of Operations from Continuing Operations for the Three and Six Months Ended June 30, 2011 and 2010

A description of the products and services, as well as financial data, for each segment can be found in note 11 to Virgin Media’s condensed consolidated financial statements.

The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of June 30, 2011. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Consumer Segment

The summary combined results of operations of our Consumer segment for the three and six months ended June 30, 2011 and 2010 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Revenue	£834.6	£811.5	2.8%	£1,657.8	£1,601.0	3.5%
Segment contribution	494.5	489.4	1.0	979.5	969.9	1.0

Revenue

Our Consumer segment revenue for the three and six months ended June 30, 2011 and 2010 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Revenue:
Cable	£682.3	£656.4	3.9%	£1,348.3	£1,296.4	4.0%
Mobile(1)	132.6	136.3	(2.7)	269.5	268.2	0.5
Non-cable	19.7	18.8	4.8	40.0	36.4	9.9

Total revenue	£834.6	£811.5	2.8%	£1,657.8	£1,601.0	3.5%

(1)	Includes equipment revenue stated net of discounts earned through service usage.

For the three months ended June 30, 2011, revenue from our Consumer segment customers increased by 2.8% to £834.6 million from revenue of £811.5 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, revenue from our Consumer segment customers increased by 3.5% to £1,657.8 million from revenue of £1,601.0 million for the six months ended June 30, 2010. The increase for the three months ended June 30, 2011 was primarily due to an increase in revenue from our cable product offerings and, to a lesser extent, increased revenue from our non-cable product offerings, partially offset by lower mobile revenue. The increase for the six months ended June 30, 2011 was primarily due to an increase in revenue from our cable product offerings and, to a lesser extent, increased revenue from our mobile and non-cable product offerings.

For the three months ended June 30, 2011, cable revenue increased to £682.3 million from £656.4 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, cable revenue increased to £1,348.3 million from £1,296.4 million for the six months ended June 30, 2010. The increase in cable revenue for the three and six months ended June 30, 2011 was primarily due to additional cable customers subscribing to our services, selective price increases and successful up-selling and cross-selling to our existing customer base, partially offset by a continued decline in fixed line telephony usage along with higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Cable ARPU increased to £47.35 for the three months ended June 30, 2011 from £45.88 for the three months ended June 30, 2010. The increase in cable ARPU was mainly due to the selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and price discounting. Cable products per customer remained relatively flat at 2.50 at June 30, 2011 as compared to 2.49 at June 30, 2010, and “triple-play” penetration grew to 63.9% at June 30, 2011 from 62.4% at June 30, 2010. A triple-play customer is a customer who subscribes to our cable television, broadband and fixed line telephone services.

For the three months ended June 30, 2011, mobile revenue decreased to £132.6 million from £136.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, mobile revenue increased to £269.5 million from £268.2 million for the six months ended June 30, 2010. The decrease in revenue for the three months ended June 30, 2011 was primarily attributable to the regulated change in mobile termination rates, which reduced inbound revenue. The increase for the six months ended June 30, 2011 was primarily attributable to an increase in service revenues, mainly driven by increased contract revenue, partially offset by lower revenue from the declining base of prepay mobile subscribers and the regulated change in mobile termination rates that reduced our inbound mobile revenue by approximately £6 million.

Mobile ARPU decreased to £14.27 for the three months ended June 30, 2011 from £14.36 for the three months ended June 30, 2010. The decrease was primarily due to a decline in revenues as result of the regulated change in mobile termination rates which came into effect in April 2011, partially offset by the increased proportion of our higher value contract customers relative to the total number of mobile customers, which rose to 44.1% at June 30, 2011 from 35.7% at June 30, 2010.

Non-cable revenue for the three months ended June 30, 2011 increased to £19.7 million from £18.8 million for the three months ended June 30, 2010. Non-cable revenue for the six months ended June 30, 2011 increased to £40.0 million from £36.4 million for the six months ended June 30, 2010. Revenue increased as a result of an increase in the number of customers along with an increase in the number of customers taking both telephone and broadband services, which rose to 63.3% at June 30, 2011 from 56.3% at June 30, 2010, and an increase in line rental revenues.

Consumer Segment Contribution

For the three months ended June 30, 2011, Consumer segment contribution increased to £494.5 million from £489.4 million for the three months ended June 30, 2010. For the six months ended June 30, 2011. Consumer segment contribution increased to £979.5 million from £969.9 million for the six months ended June 30, 2010. These increases were primarily due to the increase in Consumer revenue, as described above, partially offset by higher Consumer cost of sales primarily due to the higher cost of high definition, or HD, content in our TV package as well as higher mobile equipment costs and higher telephony interconnect costs.

Summary Cable Statistics

Selected statistics for our cable customers for the three months ended June 30, 2011 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our cable operations. Our net additions or disconnections, as the case may be, is the difference between our gross customer additions and disconnections for the period. For the three months ended June 30, 2011 we had net disconnections of 36,000 customers. The movement to net disconnections from net additions in the three months ended June 30, 2010 was primarily the result of an increase in customer churn and lower gross additions. We believe customer churn increased to 1.4% in the three months ended June 30, 2011 from 1.3% in the three months ended June 30, 2010 in part due to competitive and economic factors. The total number of cable products grew to 11,971,300 at June 30, 2011 from 11,863,200 at June 30, 2010, representing a net increase in products of 108,100. Between June 30, 2010 and June 30, 2011, the number of cable customers increased by 15,400.

	Three months ended
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
Opening customers	4,820,300		4,800,100		4,783,000		4,768,900		4,761,800
Customer additions	169,800		191,800		206,600		236,000		188,600
Customer disconnections (1)	(205,800)		(171,600)		(189,500)		(221,900)		(181,500)

Net customer additions (disconnections)	(36,000)		20,200		17,100		14,100		7,100

Closing customers	4,784,300		4,820,300		4,800,100		4,783,000		4,768,900
Cable churn (2)	1.4%		1.2%		1.3%		1.6%		1.3%
Cable products:
Television	3,767,700		3,788,900		3,778,800		3,766,700		3,751,900
DTV (included in Television)	3,753,900		3,772,300		3,759,600		3,745,900		3,728,700
ATV (included in Television)	13,800		16,600		19,200		20,800		23,200
Telephone	4,155,000		4,180,900		4,161,700		4,161,000		4,175,300
Broadband	4,048,600		4,061,200		4,011,100		3,969,800		3,936,000
Total cable products	11,971,300		12,031,000		11,951,600		11,897,500		11,863,200

Cable products/Customer	2.50	x	2.50	x	2.49	x	2.49	x	2.49	x
Triple-play penetration	63.8%		63.4%		63.0%		62.7%		62.4%
Cable Average Revenue Per User (3)	£47.35		£46.16		£47.51		£46.38		£45.88
Cable ARPU calculation:
Cable revenue (millions)	£682.3		£666.0		£682.8		£662.6		£656.4
Average customers	4,802,600		4,809,000		4,790,000		4,763,400		4,768,800

(1)	During the second half of 2010, we reviewed our credit and collections reporting processes and aligned the way we measure disconnections with our underlying operational process. As a result, we estimate that reported gross disconnects decreased by 6,300 customers, representing 15,300 products and 4,600 customers, representing 11,000 products, during the third and fourth quarters of 2010, respectively.
(2)	Cable churn is calculated by taking the total cable customer disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of cable customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter. The average number of cable customers during the month is calculated by adding the number of customers at the start of the month and at the end of the month and dividing by two.
(3)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from customers using our virginmedia.com website, by the average number of customers directly connected to our network in that period divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Mobile Statistics

Selected statistics for our mobile customers for the three months ended June 30, 2011 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our mobile operations. Between June 30, 2010 and June 30, 2011, the number of mobile customers decreased by a net 21,600. Contract customer gains of 249,400 were offset by net losses of 271,000 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus heavily on retaining market share in the prepay market due to higher churn, lower ARPU and lower overall lifetime value.

	Three months ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Contract mobile customers (1):
Opening contract mobile customers	1,263,400	1,210,800	1,154,700	1,097,200	1,030,900
Net contract mobile customer additions (2)	83,200	52,600	56,100	57,500	66,300

Closing contract mobile customers	1,346,600	1,263,400	1,210,800	1,154,700	1,097,200

Prepay mobile customers (1):
Opening prepay mobile customers	1,737,800	1,858,100	1,912,300	1,976,200	2,028,900
Net prepay mobile customer disconnections (2)	(32,600)	(120,300)	(54,200)	(63,900)	(52,700)

Closing prepay mobile customers	1,705,200	1,737,800	1,858,100	1,912,300	1,976,200

Total closing mobile customers: (1)	3,051,800	3,001,200	3,068,900	3,067,000	3,073,400

Mobile average revenue per user (3)	£14.27	£14.70	£15.16	£15.01	£14.36

Mobile ARPU calculation:
Mobile service revenue (millions)	£129.3	£133.4	£138.7	£138.6	£131.9
Average mobile customers	3,022,500	3,023,800	3,050,000	3,077,700	3,061,800

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract for a minimum 30-day period and have not been disconnected. Contract mobile customers represent the number of contracts relating to either a mobile service or a mobile broadband service.
(2)	Contract net additions in the three months ended June 30, 2010 includes 9,300 customers who have been taking contract services since joining but had previously been recorded as prepay customers. A corresponding reduction is included in prepay net additions in the same quarter.
(3)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Non-cable Statistics

Selected statistics for our residential customers that are not connected directly to our cable network, or non-cable customers, for the three months ended June 30, 2011 as well as for the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our non-cable operations. Between June 30, 2010 and June 30, 2011 the total number of non-cable products increased by 8,700 primarily due to an increase in the number of customers taking both telephone and broadband services, which rose to 63.3% at June 30, 2011 from 56.3% at June 30, 2010.

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
Opening customers	272,700	276,700	274,000	272,600	270,600
Net customer (disconnections) additions	(6,300)	(4,000)	2,700	1,400	2,000

Closing customers	266,400	272,700	276,700	274,000	272,600

Opening Non-cable products:
Telephone	170,700	169,600	161,200	154,400	147,600
Broadband	271,400	275,900	273,100	271,800	269,600

	442,100	445,500	434,300	426,200	417,200

Net Non-cable product (disconnections) additions:
Telephone	(1,700)	1,100	8,400	6,800	6,800
Broadband	(5,500)	(4,500)	2,800	1,300	2,200

	(7,200)	(3,400)	11,200	8,100	9,000

Closing Non-cable products:
Telephone	169,000	170,700	169,600	161,200	154,400
Broadband	265,900	271,400	275,900	273,100	271,800

	434,900	442,100	445,500	434,300	426,200

Business Segment

Revenue

The summary combined results of operations of our Business segment for the three and six months ended June 30, 2011 and 2010 were as follows (in millions):

	Three months ended			Six months ended
	June 30,			June 30,
			Increase/			Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	£151.2	£152.7	(1.0)%	£310.3	£292.6	6.0%
Segment contribution	91.8	87.6	4.8	184.4	163.7	12.6

Our Business segment revenue for the three and six months ended June 30, 2011 and 2010 was as follows (in millions):

	Three months ended			Six months ended
	June 30,			June 30,
			Increase/			Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue:
Retail:
Data	£68.7	£63.0	9.0%	£134.1	£118.0	13.6%
Voice	37.8	40.9	(7.6)	76.7	82.4	(6.9)
LAN Solutions and other	9.1	9.7	(6.2)	18.3	15.9	15.1

	£115.6	£113.6	1.8	£229.1	216.3	5.9
Wholesale:
Data	32.2	33.0	(2.4)	74.2	64.3	15.4
Voice	3.4	6.1	(44.3)	7.0	12.0	(41.7)

	£35.6	£39.1	(9.0)	£81.2	£76.3	6.4

Total revenue	£151.2	£152.7	(1.0)%	£310.3	£292.6	6.0%

For the three months ended June 30, 2011, revenue from business customers decreased by 1.0% to £151.2 million from £152.7 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, revenue from business customers increased by 6.0% to £310.3 million from £292.6 million for the six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 was primarily attributable to a decline in retail voice, wholesale data and voice and LAN solutions and other revenues, partially offset by an increase in retail date revenue. The increase for the six months ended June 30, 2011 was primarily attributable to an increase in retail and wholesale data revenue along with an increase in LAN solutions and other revenue, partially offset by a fall in retail and wholesale voice revenues.

Retail data revenue represented 59.4% of the retail business revenue for the three months ended June 30, 2011 compared with 55.5% for the three months ended June 30, 2010. Retail data revenue represented 58.5% of the retail business revenue for the six months ended June 30, 2011 compared with 54.6% for the six months ended June 30, 2010. Retail data revenue increased in the three and six months ended June 30, 2011 compared with the same periods in 2010 as a result of increased install activity growing rental revenue and our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing data market.

Retail voice revenue decreased by 7.6% to £37.8 million in the three months ended June 30, 2011 as compared to £40.9 million in the three months ended June 30, 2010. Retail voice revenue decreased by 6.9% to £76.7 million in the six months ended June 30, 2011 as compared to £82.4 million in the six months ended June 30, 2010. The decrease in retail voice revenue is principally as a result of declining telephone usage and, to a lesser extent, a decline in rental revenues.

LAN solutions and other revenue decreased by 6.2% to £9.1 million in the three months ended June 30, 2011 as compared to £9.7 million in the three months ended June 30, 2010. LAN solutions and other revenue increased by 15.1% to £18.3 million in the six months ended June 30, 2011 as compared to £15.9 million in the six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 was primarily due to a year on year reduction in project revenues and revenues from the travel sector. The increase for the six months ended June 30, 2011 is primarily due to growth in equipment and LAN project revenues. The majority of this revenue is from infrastructure projects which are non-recurring in nature.

Wholesale revenue decreased by 9.0% to £35.6 million in the three months ended June 30, 2011 as compared to £39.1 million in the three months ended June 30, 2010. Wholesale revenue increased by 6.4% to £81.2 million in the six months ended June 30, 2011 as compared to £76.3 million in the six months ended June 30, 2010. The decrease in revenue for the three months ended June 30, 2011 was primarily due to the continued decline in wholesale voice revenues, due to reduced rates and usage. The increase in wholesale revenue for the six months ended June 30, 2011 is primarily due to increased usage of our network by wholesale data customers, partially offset by reduced wholesale voice revenues.

Business Segment Contribution

For the three months ended June 30, 2011, Business segment contribution increased to £91.8 million from £87.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, Business segment contribution increased to £184.4 million from £163.7 million for the six months ended June 30, 2010. The increase in segment contribution for the three months ended June 30, 2011 is primarily due to lower interconnect costs along with reduced retail voice cost of sales due to a reduction in mobile termination rates, partially offset by a fall in revenue as described above. The increase in segment contribution in the six months ended June 30, 2011 as compared with the same period in 2010 was due primarily to the higher revenue as described above.

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

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter we increased the 2010 capital optimization program to permit the full redemption of the 9.125% senior notes due 2016, which occurred on July 26, 2011. On July 27, 2011, we announced a new capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our new capital structure optimization program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. Our capital structure optimization programs may be effected through open market, privately negotiated and / or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.

During the three months ended June 30, 2011, we repurchased 4.8 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $31.40 ($151.0 million in aggregate), through open market repurchases. During the six months ended June 30, 2011, we repurchased 12.0 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $28.83 ($345.5 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with the 2010 capital structure optimization program were cancelled. No shares of common stock were repurchased in the three and six months ended June 30, 2010. As at June 30, 2011, the remaining amount authorized under the 2010 capital structure optimization program was £0.6 million.

On February 15, 2011, we further amended our senior credit facility to increase our operational flexibility. For more information, see “-Senior Credit Facility” below.

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

On May 20, 2011, we entered into two new additional facilities under the senior credit facility, including an additional revolving facility with total commitments of £450 million, which replaced the then existing £250 million revolving facility and an additional term facility with commitments of £750 million which was used to prepay in full Tranches A and B under the senior credit facility. Further amendments to increase operational flexibility were also effected on May 27, 2011. The maturity date of the facilities remains at June 30, 2015.

We also redeemed the full outstanding principal amount of our 9.125% senior notes due 2016 on July 26, 2011 using cash from our balance sheet. For more information, see “-Senior Notes” below.

We may opportunistically access the loan and debt markets in order to extend debt maturities and seek improved debt terms.

As of June 30, 2011, we had £5,998.8 million of debt outstanding, compared to £6,020.4 million as of December 31, 2010 and £6,053.0 million as of June 30, 2010, and £458.2 million of cash and cash equivalents, compared to £479.5 million as of December 31, 2010 and £414.9 million as of June 30, 2010. The decrease in debt since both June 30, 2010 and December 31, 2010 is principally due to favorable movements in exchange rates and, to a lesser extent, an increase in net borrowing.

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

Our cash balance of £458.2 million as of June 30, 2011 is held in a combination of short term bank deposits, money market funds and bank accounts that have a duration to maturity between overnight and up to three months. Our bank accounts are held with major financial institutions and, as part of our cash management process we perform regular evaluations of the credit standing of these institutions using a range of metrics.

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, cash provided by operating activities increased to £557.7 million from £452.7 million for the six months ended June 30, 2010. This increase was primarily attributable to the improvement in operating results. For the six months ended June 30, 2011, cash paid for interest, exclusive of amounts capitalized, decreased to £235.6 million from £248.1 million during the same period in 2010. This decrease was the result of differences in the timing of interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result refinancing activity undertaken during the year ended December 31, 2010 and the six months ended June 30, 2011.

For the six months ended June 30, 2011, cash used in investing activities was £314.8 million compared with cash used in investing activities of £313.5 million for the six months ended June 30, 2010. The cash used in investing activities in the six months ended June 30, 2011 and June 30, 2010 principally represented purchases of fixed assets. Purchases of fixed and intangible assets decreased to £323.6 million for the six months ended June 30, 2011 from £327.5 million for the same period in 2010 primarily due to the timing of payments to suppliers and an increase in fixed assets acquired under finance leases. We also acquired the non-controlling interest in a consolidated subsidiary during the period at a cost of £14.3 million.

Cash used in financing activities for the six months ended June 30, 2011 was £251.0 million compared to cash used in financing activities of £148.6 million for the six months ended June 30, 2010. Cash used in financing activities for the six months ended June 30, 2011 was primarily for principal payments on long term debt and repurchases of common stock, partially offset by new debt issuances. Cash used in financing activities for the six months ended June 30, 2010 primarily related to principal payments on long term debt offset by new debt issuances.

Senior Credit Facility

On March 16, 2010, we entered into a senior facilities agreement (as amended and restated on March 26, 2010, February 15, 2011 and May 27, 2011), or the Senior Facilities Agreement, under which Deutsche Bank AG, London Branch, BNP Paribas London Branch, Bank of America, N.A., Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs Lending Partners LLC, J.P. Morgan Chase Bank, N.A. London Branch, Lloyds TSB Bank plc, The Royal Bank of Scotland plc and UBS Limited agreed to make available to certain subsidiaries of the Company a term loan A facility, or Tranche A, and a revolving credit facility, or RCF. On April 12, 2010, a term loan B facility, or Tranche B was added to the Senior Facilities Agreement by way of an accession deed between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch. Tranche B has been syndicated to a group of lenders.

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

On May 20, 2011, we entered into two new additional facilities under the senior credit facility, including an additional revolving facility with total commitments of £450 million, which replaced the then existing £250 million revolving facility and an additional term facility with commitments of £750 million which was used to prepay in full Tranches A and B. We used £25 million of existing cash on hand to reduce the loan balance. In addition, on May 27, 2011, we effected certain amendments to the senior credit facility including, among other things: (i) amending the definition of additional high yield notes and high yield refinancings to permit high yield notes to be issued or refinanced through the Company, (ii) increasing the number of days in which the Company may elect to increase Lenders’ commitments following the cancellation of other Lenders’ commitments, (iii) amending provisions related to the Company’s ability to add additional facilities under the senior facilities agreement, (iv) shortening the required notice period for utilization requests, (v) requiring cash cover return to the Company under certain circumstances, (vi) removing the requirement to make mandatory prepayments of net proceeds, excess cash flow and equity proceeds, (vii) removing the prescriptive requirements to hedge particular exposures, (viii) giving greater freedom to obligors to create permitted types of security in favor of third parties over assets which would otherwise be required to be secured in favor of the Lenders, (ix) amending consent provisions to accelerate the time periods for obtaining Lender consents, and (x) removing certain other restrictive covenants.

As at June 30, 2011, our senior credit facility has an aggregate outstanding principal amount of £750 million, and the revolving credit facility has an aggregate outstanding principal amount of £450 million. The proceeds from the senior credit facility may be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes.

Principal Amortization

The final maturity of the additional revolving facility and the additional term facility is June 30, 2015. There is no scheduled amortization.

Mandatory Prepayments

Our senior credit facility must be repaid and all commitments will be cancelled upon the occurrence of a change of control.

Interest Margins

The annual rate of interest payable under our senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), plus (ii) the applicable interest margin and (iii) the applicable cost of complying with any mandatory costs requirement.

The applicable interest margin for the additional revolving credit facility and additional term facility under our senior credit facility depends upon the total net leverage ratio of the bank group (which comprises VMIH and certain of its subsidiaries, and certain other operating companies which are subsidiaries of Virgin Media Inc. but not of VMIH) then in effect as set forth below:

Leverage Ratio	Margin
Additional Revolving Credit Facility Leverage Ratio Margin
Greater than 3.50:1.00	1.825%
Equal to or less than 3.50:1.00 but greater than 3.25:1.00	1.575%
Equal to or less than 3.25:1.00	1.325%

Additional Term Credit Facility Leverage Ratio Margin
Greater than 3.50:1.00	2.125%
Equal to or less than 3.50:1.00 but greater than 3.25:1.00	1.875%
Equal to or less than 3.25:1.00	1.625%

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

Failure to meet these covenant levels would result in a default under our senior credit facility. As of June 30, 2011, we were in compliance with these covenants.

Restrictions

Our senior credit facility significantly, and in some cases absolutely, restricts the ability of the members of the bank group to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	create liens;

•	enter into agreements that restrict the bank group’s ability to pay dividends or make inter-company loans;

•	merge or consolidate or transfer all or substantially all of their assets; and

•	enter into transactions with affiliates.

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

The foregoing description of our senior credit facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Senior Facilities Agreement which is filed as Exhibit 10.1 in Virgin Media Inc.’s current report on Form 8-K, as filed with the SEC on May 23, 2011, and is incorporated herein by reference.

Senior Notes

In July 2006, Virgin Media Finance issued U.S. dollar denominated 9.125% senior notes due 2016, or the 9.125% senior notes due 2016, with a principal amount outstanding of $550 million. The 9.125% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding 9.50% senior notes due 2016 and its senior notes due 2014 and 2019. Interest on the 9.125% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.125% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. On July 26, 2011, we fully redeemed the 9.125% senior notes due 2016 by paying £355.8 million of cash.

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

On August 5, 2010, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2018, which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2018 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $999,369,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated notes, and £867,373,000 aggregate principal amount, or 99.1% of the original sterling denominated notes, for an equivalent amount of newly issued senior secured notes due 2018. Holders of the original senior secured notes due 2018 who did not tender their notes in compliance with the offer terms and continue to hold the original senior secured notes will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original note issuance in January 2010. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see Amendment No.1 to the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on June 30, 2010.

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

If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was met in the three months ended June 30, 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the consolidated balance sheet as of June 30, 2011 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

Cash Dividends

During the year ended December 31, 2010 and the six months ended June 30, 2011, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1

Six months ended June 30, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8

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

Off-Balance Sheet Arrangements

As of June 30, 2011 and 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the U.S. Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

Other than the changes to our long term debt obligations, described in the Liquidity and Capital Resources section above, our contractual obligations and commercial commitments as of June 30, 2011 were not materially different to the contractual obligations disclosed in our 2010 Annual Report.

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

Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of June 30, 2011, £3,113.5 million, or 50.7%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £162.4 million, or 2.6%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

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

The following table provides information as of June 30, 2011 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

								Fair Value
	Year ended December 31,							June 30,
	2011	2012	2013	2014	2015	Thereafter	Total	2011
Long term debt (including current portion)
U.S. Dollars
Fixed rate	$550.0	—	—	—	—	$4,450.0	$5,000.0	$6,184.0
Average interest rate	9.125%					7.522%
Average forward exchange rate	0.63					0.63

Euros
Fixed rate	—	—	—	—	—	€180.0	€180.0	€202.5
Average interest rate						9.500%
Average forward exchange rate						0.91

Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£1,961.7
Average interest rate						6.830%

Variable rate	—	—	—	—	£750.0	—	£750.0	£750.0
Average interest rate					LIBOR plus 1.625%-2.125%

Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	—	—	—	—	—	$3,500.0	$3,500.0	£40.9
Average forward exchange rate						0.60
Average sterling interest rate paid						8.75%

Receipt of U.S. Dollars (interest only and principal)
Notional amount	—	—	—	—	—	$500.0	$500.0	£2.0
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%

Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£25.3
Average contract exchange rate						0.52
Average sterling interest rate paid						6.91%

Receipt of Euros (interest and principal)
Notional amount	—	—	—	—	—	€180.0	€180.0	£(1.5)
Average contract exchange rate						0.88
Average sterling interest rate paid						10.18%

Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	—	£600.0	£650.0	£1,250.0	£8.0
Average sterling interest rate paid					2.86%	LIBOR+1.84%
Sterling interest rate received					LIBOR	5.50%

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. For instance, the U.K. tax authorities have continued to challenge our VAT treatment of certain of our activities. Any challenge made could become subject to court proceedings. We currently expect an initial hearing on this matter to take place in late 2011 or early 2012.

While we do not believe any of the litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our 2010 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Share Repurchases

				Approximate Value of
			Total Number of Share	Shares that May Yet be
	Total Number of		Purchases as Part of	Purchased under the
	Shares	Average Price	Publicly Announced	Program (in Pounds
Period	Purchased	Paid Per Share	Plans or Programs	Sterling millions) (1)

January 1-31, 2011	—	$—	—	213.5
February 1-28, 2011	350,000	$27.26	350,000	207.6
March 1-31, 2011	6,825,074	$27.09	6,825,074	93.5
April 1-30, 2011	—	$—	—	93.5
May 1-31, 2011	2,294,400	$31.43	2,294,400	49.3
June 1-30, 2011	2,515,000	$31.38	2,515,000	0.6

Total	11,984,474	$28.83	11,984,474	0.6

(1)	On July 28, 2010, we announced a capital structure optimization program expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. On March 4, 2011, we increased the capital optimization program to permit the full redemption of the 9.125% senior notes due 2016 on or before August 15, 2011. In the first half of 2011, the repurchases were made through open market transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

EXHIBIT INDEX

Exhibit No.

3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.3	Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

3.4	Memorandum and Articles of Association of Virgin Media Investments Limited (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.1	Fourth Supplemental Indenture, dated as of February 18, 2011, among VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.2	Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2011).

4.3	Release of Note Guarantee, dated as of February 15, 2011, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.27 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.4	Release of Note Guarantee, dated as of February 18, 2011, among Virgin Media Secured Finance PLC, Telewest Communications Holdings Limited and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.28 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.5	Registration Rights Agreement, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited and the initial purchasers party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2011).

4.6	Composite Debenture, dated as of February 18, 2011, made between VMWH Limited and Deutsche Bank AG, London Branch.

4.7	Scottish Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon.

4.8	English Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon.

4.9	Reaffirmation Agreement, dated as of March 3, 2011, among Virgin Media Inc., each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon.

Exhibit No.

4.10	Senior Facilities Agreement, dated March 16, 2010, as amended and restated on March 26, 2010 and February 15, 2011, among Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers, BNP Paribas London Branch, Deutsche Bank AG, London Branch, Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs International, J.P. Morgan PLC, Lloyds TSB Corporate Markets, Merrill Lynch International, The Royal Bank of Scotland plc and UBS Limited as Bookrunners and Mandated Lead Arrangers, Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as Security Trustee and the financial and other institutions named in it as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 16, 2011).

10.1	Description of the 2011-2013 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.2	JSOP Trust Agreement dated as of January 28, 2011 between Virgin Media Inc. as grantor and Christiana Trust, a division of Wilmington Savings Fund Society, as trustee (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.3	Trustee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan dated as of January 28, 2011 between Virgin Media Inc. and Christiana Trust, a division of Wilmington Savings Fund Society (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.4	Form of Employee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.5	Form of Restricted Stock Unit Agreement (JSOP Supplementary Award) used for grants made under the Virgin Media Inc. Joint Share Ownership Plan (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.6	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.7	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.8	Form of Incentive Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.9	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.10	Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan and under the Joint Share Ownership Plan

Exhibit No.

(Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.11	Description of the Virgin Media Inc. 2011 Bonus Scheme (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.12	Amendment Letter, dated December 8, 2010, between Virgin Media Inc. and Neil A. Berkett relating to the Service Agreement, dated as of July 3, 2009 (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.13	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron.

10.14	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery.

10.15	Form of Supplemental Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 18, 2011).

10.16	Release Agreement, dated as of March 12, 2011, between Virgin Media Inc. and Bryan H. Hall.

10.17	Service Agreement dated as of December 21, 2010 between Virgin Media Limited and Scott G. Dresser (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.

Date: August 4, 2011	By:	/s/ NEIL A. BERKETT
Neil A. Berkett Chief Executive Officer

Date: August 4, 2011	By:	/s/ EAMONN O’HARE
Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: August 4, 2011	By:	/s/ NEIL A. BERKETT
Neil A. Berkett Chief Executive Officer

Date: August 4, 2011	By:	/s/ EAMONN O’HARE
Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: August 4, 2011	By:	/s/ NEIL A. BERKETT
Neil A. Berkett Chief Executive Officer

Date: August 4, 2011	By:	/s/ EAMONN O’HARE
Eamonn O’Hare Chief Financial Officer