Form 10-Q
period 2011-09-30
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2011-11-04
CIK 1270400, 1322791, 1481423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 300,920,949 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See “Note Concerning the Additional Registrants” in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED September 30, 2011

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “think,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include the following:

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

Note Concerning the Additional Registrants

VMIH is a wholly owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly owned indirect subsidiary of Virgin Media Inc. VMIH is a guarantor of the unsecured senior notes issued by Virgin Media Finance. VMIH is also a guarantor of the senior secured notes issued by Virgin Media Secured Finance PLC. VMIH carries on the same business as Virgin Media.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£438.3	£479.5
Restricted cash	2.2	2.2
Accounts receivable - trade, less allowances for doubtful accounts of £9.9 (2011) and £6.4 (2010)	428.4	431.2
Inventory for resale	20.1	26.4
Derivative financial instruments	18.0	0.8
Prepaid expenses and other current assets	89.5	89.0

Total current assets	996.5	1,029.1
Fixed assets, net	4,612.6	4,763.1
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Intangible assets, net	28.1	118.4
Equity investments	0.0	359.2
Derivative financial instruments	348.0	394.6
Deferred financing costs, net of accumulated amortization of £40.3 (2011) and £23.8 (2010)	79.0	98.6
Other assets	51.7	52.7

Total assets	£8,133.4	£8,833.2

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£296.3	£295.9
Accrued expenses and other current liabilities	358.2	391.5
Derivative financial instruments	24.4	13.3
Restructuring liabilities	37.6	57.6
VAT and employee taxes payable	77.7	88.6
Interest payable	115.2	126.5
Deferred revenue	313.8	301.7
Current portion of long term debt	111.5	222.1

Total current liabilities	1,334.7	1,497.2
Long term debt, net of current portion	5,717.9	5,798.3
Derivative financial instruments	63.9	62.0
Deferred revenue and other long term liabilities	188.8	207.9
Deferred income taxes	0.0	3.2

Total liabilities	7,305.3	7,568.6

Commitments and contingent liabilities

Shareholders’ equity
Common stock - $0.01 par value; authorized 1,000.0 (2011 and 2010) shares; issued and outstanding 300.8 (2011) and 322.0 (2010) shares	1.6	1.8
Additional paid-in capital	4,051.3	4,375.2
Accumulated other comprehensive income	52.5	86.5
Accumulated deficit	(3,277.3)	(3,198.9)

Total shareholders’ equity	828.1	1,264.6

Total liabilities and shareholders’ equity	£8,133.4	£8,833.2

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	£1,000.0	£978.4	£2,968.1	£2,872.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	401.7	395.6	1,202.7	1,166.5
Selling, general and administrative expenses	200.0	195.5	598.9	598.9
Restructuring and other charges	6.2	4.5	7.7	11.4
Depreciation	235.6	244.4	694.6	733.4
Amortization	28.1	36.7	90.3	110.9

	871.6	876.7	2,594.2	2,621.1

Operating income	128.4	101.7	373.9	250.9
Other income (expense)
Interest expense	(107.6)	(118.2)	(335.3)	(359.1)
Loss on extinguishment of debt	(18.3)	0.0	(47.2)	(70.0)
Share of income from equity investments	3.6	6.7	18.6	21.4
Loss on disposal of equity investments	(8.0)	0.0	(8.0)	0.0
Loss on derivative instruments	(59.3)	(24.7)	(40.5)	(52.9)
Foreign currency (losses) gains	(13.0)	43.6	0.8	(33.9)
Interest income and other, net	0.5	0.8	83.8	4.7

(Loss) income from continuing operations before income taxes	(73.7)	9.9	46.1	(238.9)
Income tax (expense) benefit	(0.1)	17.7	(17.2)	34.7

(Loss) income from continuing operations	(73.8)	27.6	28.9	(204.2)

Discontinued operations
Gain on disposal, net of tax	0.0	14.4	0.0	14.4
(Loss) income from discontinued operations, net of tax	0.0	(0.2)	(1.2)	11.3

Income (loss) from discontinued operations	0.0	14.2	(1.2)	25.7

Net (loss) income	£(73.8)	£41.8	£27.7	£(178.5)

Per share amounts
(Loss) income from continuing operations
Basic earnings per share	£(0.24)	£0.08	£0.09	£(0.62)

Diluted earnings per share	£(0.24)	£0.08	£0.09	£(0.62)

Net (loss) income
Basic earnings per share	£(0.24)	£0.13	£0.09	£(0.54)

Diluted earnings per share	£(0.24)	£0.13	£0.09	£(0.54)

Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.12	$0.12

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income (loss)	£27.7	£(178.5)
Loss (income) from discontinued operations	1.2	(25.7)

Income (loss) from continuing operations	28.9	(204.2)

Adjustments to reconcile (income) loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	784.9	844.3
Non-cash interest	14.1	31.6
Non-cash compensation	17.2	21.4
Loss on extinguishment of debt, net of prepayment premiums	31.7	70.1
Income from equity accounted investments, net of dividends received	(0.6)	(6.8)
Unrealized losses on derivative instruments	29.6	124.5
Foreign currency losses (gains)	0.3	(87.9)
Loss on disposal of equity investments	8.0	0.0
Income taxes	21.7	(13.9)
Other	5.3	0.3
Changes in operating assets and liabilities, net of effect from business disposals:	(86.4)	(7.1)

Net cash provided by operating activities	854.7	772.3

Investing activities:
Purchase of fixed and intangible assets	(479.3)	(478.0)
Proceeds from sale of fixed assets	1.5	35.8
Principal repayments on loans to equity investments	108.2	15.0
Acquisitions, net of cash acquired	(14.6)	0.0
Disposal of equity investments, net	241.0	0.0
Disposal of businesses, net	0.0	160.0
Other	2.5	2.3

Net cash used in investing activities	(140.7)	(264.9)

Financing activities:
New borrowings, net of financing fees	977.2	3,072.1
Repurchase of common stock	(447.0)	(122.5)
Proceeds from employee stock option exercises	14.4	9.9
Principal payments on long term debt and capital leases	(1,328.4)	(3,225.9)
Proceeds from settlement of cross currency interest rate swaps	65.5	0.0
Dividends paid	(23.7)	(26.0)

Net cash used in financing activities	(742.0)	(292.4)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(37.9)

Net cash used in discontinued operations	(10.4)	(37.9)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	2.2
(Decrease) increase in cash and cash equivalents	(41.2)	179.3
Cash and cash equivalents, beginning of period	479.5	430.5

Cash and cash equivalents, end of period	£438.3	£609.8

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£324.5	£331.4

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011, or the 2010 Annual Report.

Note 2—Recent Accounting Guidance

In September 2011, the FASB issued guidance permitting companies to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We adopted this guidance effective October 1, 2011 and will apply it to the performance of our annual goodwill impairment test.

In June 2011, the Financial Accounting Standards Board, or FASB, issued new guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new standard will require companies to retrospectively present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

Note 3—Disposal of Equity Investment

On September 30, 2011, we completed the sale to Scripps Network Interactive, Inc. (“Scripps”), of our interest in the UKTV joint venture with BBC Worldwide Limited. The aggregate consideration was £344.6 million, which includes approximately £98.1 million for Scripps’ acquisition of preferred equity, loan stock and other debt. After the inclusion of associated fees, this transaction resulted in a loss on disposal of £8.0 million, in the consolidated statement of operations.

The terms of the sale agreement include working capital adjustments which may be recognized during the fourth quarter and impact the loss on disposal. Other than an insignificant amount of U.S. alternative minimum tax, no income tax is due as a result of this transaction due to our ability to offset net operating losses against taxable income.

Note 4—Long Term Debt

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing certain financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment did not have an impact on the amount of debt included on our consolidated balance sheet as of September 30, 2011 but did serve to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

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

In March 2011, we used the net proceeds from our senior secured notes due 2021 to prepay £532.5 million of the Tranche A outstanding under our senior credit facility, thus eliminating scheduled amortization in 2011 through 2014, and £367.5 million of the Tranche B outstanding under our senior credit facility that was scheduled for payment in 2015, with the remainder of the proceeds being used for general corporate purposes.

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

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using £355.8 million of cash from our balance sheet as part of our 2010 capital structure optimization program. We recognized a loss on extinguishment of £15.5 million as a result of this redemption. Refer to note 8 for additional discussion of the capital structure optimization program.

On September 12, 2011 we borrowed £50 million under the revolving credit facility. This was repaid on October 12, 2011.

If the trading price of our common stock exceeds 120% of the conversion price of the convertible senior notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was achieved in the three months ended September 30, 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the condensed consolidated balance sheet as of September 30, 2011 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (continued)

Long term debt repayments, excluding capital leases, as of September 30, 2011, were due as follows (in millions):

Period ending September 30:
2012	£50.3
2013	0.1
2014	0.0
2015	750.0
2016	1,021.0
Thereafter	3,861.8

Total debt payments	£5,683.2

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

The conversion hedges do not qualify for equity classification under the authoritative guidance as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was approximately £156.3 million as of September 30, 2011, has been included as a non-current derivative financial asset in the condensed consolidated balance sheets. Refer to note 5 for additional discussion of the fair value measurement of the conversion hedges.

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

The table below presents our assets and liabilities measured at fair value as at September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in millions):

	Balance at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£194.9	£14.8	£209.7
Conversion hedges	0.0	0.0	156.3	156.3

Total	£0.0	£194.9	£171.1	£366.0

Liabilities
Derivative financial instruments	£0.0	£88.3	£0.0	£88.3

Total	£0.0	£88.3	£0.0	£88.3

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

As discussed in note 8 the capped Accelerated Stock Repurchase (ASR) agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The forward stock purchase contract is classified as a derivative financial instrument in our condensed consolidated balance sheet as of September 30, 2011. The fair value of this contract is determined using an internal model and falls within level 3 of the fair value hierarchy.

The fair values of our derivative financial instruments are disclosed in note 6.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (continued)

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the consolidated balance sheet. The conversion hedges may only be exercised by us upon maturity of the convertible senior notes. The fair value of these instruments was estimated to be £156.3 million as of September 30, 2011, using the Black-Scholes Merton valuation technique. In accordance with the authoritative guidance, fair value represents an estimate of the exit price that would be received upon disposal of the conversion hedges as of the balance sheet date. The fair values of the conversion hedges are primarily impacted by our stock price but are also impacted by the duration of the options, the strike price ($19.22 per share) of the instrument, the cap price ($35.00 per share) of the instrument, expected volatility of our stock price, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the September 30, 2011 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

September 30, 2011
Estimated fair value of conversion hedges as reported	£156.3

Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£187.3

Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£120.1

Changes in fair values of the conversion hedges are reported as gains (losses) on derivative instruments in the condensed consolidated statements of operations.

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Non-performance risk is based on quoted credit default spreads for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £30.9 million as of September 30, 2011 and an increase in the loss on derivative instruments of £13.0 million in the three months ended September 30, 2011.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Balance at December 31, 2010	£191.9

Unrealized gain included in gain (loss) on derivative instruments	10.2
Unrealized currency translation adjustment included in other comprehensive income	(4.7)

Balance at March 31, 2011	£197.4

Unrealized gain included in gain (loss) on derivative instruments	4.6
Unrealized currency translation adjustment included in other comprehensive income	(0.7)

Balance at June 30, 2011	£201.3

Unrealized loss included in gain (loss) on derivative instruments	(49.1)
Unrealized currency translation adjustment included in other comprehensive income	4.1

Balance at September 30, 2011	£156.3

Long term debt: The fair values of our senior notes, convertible senior notes and senior secured notes in the following table are based on the quoted market prices in active markets and incorporate non-performance risk. The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £40 million and £60 million, respectively, as a result of our application of fair value hedge accounting to these instruments.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.125% U.S. dollar senior notes due 2016	£0.0	£0.0	£352.6	£380.3
6.50% U.S. dollar convertible senior notes due 2016	545.5	991.6	535.4	1,050.8
9.50% U.S. dollar senior notes due 2016	845.3	933.6	843.2	990.5
9.50% euro senior notes due 2016	150.6	169.2	148.5	182.1
8.375% U.S. dollar senior notes due 2019	379.1	410.3	378.8	421.5
8.875% sterling senior notes due 2019	345.1	362.3	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	632.9	686.0	632.3	677.5
7.00% sterling senior secured notes due 2018	864.0	905.6	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	347.6	321.6	0.0	0.0
5.50% sterling senior secured notes due 2021	705.6	705.3	0.0	0.0
Senior credit facility	750.0	750.0	1,675.0	1,672.5
Revolving credit facility	50.0	50.0	0.0	0.0
Capital leases and other	213.7	213.7	246.7	246.7

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

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the statement of operations. As a result of our effectiveness assessment at September 30, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

Refer to note 5 for a discussion of the conversion hedges.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2011	December 31, 2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.2	£0.0
Economic Hedge
Foreign currency forward rate contracts	2.1	0.8
Interest rate swaps	0.9	0.0
Forward share repurchase contract	14.8	0.0

	£18.0	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£62.4	£8.0
Cross-currency interest rate swaps	80.7	137.9
Economic Hedge
Interest rate swaps	4.4	3.9
Cross-currency interest rate swaps	44.2	52.9
Conversion hedges	156.3	191.9

	£348.0	£394.6

Included within current liabilities:
Economic Hedge
Interest rate swaps	£11.1	£0.0
Cross-currency interest rate swaps	13.3	13.3

	£24.4	£13.3

Included within non-current liabilities:
Accounting Hedge
Cross-currency interest rate swaps	£8.9	£10.3
Economic Hedge
Interest rate swaps	35.5	32.2
Cross-currency interest rate swaps	19.5	19.5

	£63.9	£62.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

As of September 30, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

The terms of our outstanding cross-currency interest rate swaps at September 30, 2011, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1,350m senior notes due 2016
August 2016	Accounting	$1,350.0	£836.0	9.50%	9.99%

$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%

$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%

$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%

$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month
					LIBOR + 1.94%

		$4,785.7	£2,868.3

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month	3 month
				EURIBOR + 2.38%	LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month	3 month
				EURIBOR + 2.88%	LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month	3 month
				LIBOR + 2.40%	EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month	3 month
				LIBOR + 2.90%	EURIBOR + 2.88%

		£68.5	€100.0

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

On July 26, 2011 we settled the cross-currency interest rate swaps hedging the $550 million senior notes due 2016 and received cash of £65.5 million which approximated the fair value of these swaps as of June 30, 2011. The proceeds received upon settlement are classified as a financing activity in the condensed consolidated statement of cash flows.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of September 30, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at September 30, 2011 were as follows:

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
				+1.84%

Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
October 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of September 30, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
October 2011 to December 2011	Accounting	$6.3	£3.9	1.6245
October 2011 to December 2011	Economic	$28.7	£17.7	1.6251
January 2012 to June 2012	Economic	$72.0	£44.7	1.6099

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow accounting hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts that are not designated as accounting hedges are recognized as operating activities in the condensed consolidated statement of cash flows. If we discontinue hedge accounting for an instrument, subsequent cash flows are classified based on the nature of the instrument.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of operations in the period in which they occur. During the three and nine months ended September 30, 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and nine months ended September 30, 2011 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income (loss)	(57.0)	2.9	(60.3)	0.4	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	(7.8)	(7.6)	(23.5)	0.0	23.3
Amounts reclassified to earnings impacting:
Foreign exchange loss	45.4	0.0	45.4	0.0	0.0
Interest expense	1.3	0.0	1.3	0.0	0.0

Balance at March 31, 2011	£(27.3)	£3.3	£(20.5)	£0.5	£(10.6)

Amounts recognized in other comprehensive income (loss)	(8.5)	0.0	(8.3)	(0.2)	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	2.6	0.0	2.6	0.0	0.0
Interest expense	0.6	0.0	0.6	0.0	0.0

Balance at June 30, 2011	£(32.6)	£3.3	£(25.6)	£0.3	£(10.6)

Amounts recognized in other comprehensive income (loss)	41.5	0.0	41.6	(0.1)	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	(40.4)	0.0	(40.4)	0.0	0.0
Interest expense	0.6	0.0	0.6	0.0	0.0

Balance at September 30, 2011	£(30.9)	£3.3	£(23.8)	£0.2	£(10.6)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the condensed consolidated statement of operations for the nine months ended September 30, 2011 because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the condensed consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations in the nine months ended September 30, 2011.

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income (loss) to earnings would be £0.0 million and £2.4 million relating to interest rate swaps and cross-currency interest rate swaps, respectively, and pre-tax gains of £0.2 million relating to forward foreign exchange contracts.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value accounting hedges, the gain or loss on the derivative is reported in earnings along with offsetting changes in the value of the hedged debt obligations due to changes in the hedged risks. In our condensed consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our condensed consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and nine months ended September 30, 2011, we recognized ineffectiveness totaling £6.1 million and £7.9 million, respectively.

Note 7—Restructuring and Other Charges

The following tables summarize our historical restructuring accruals, which are comprised of historic restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
Three months ended September 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at June 30, 2011	£31.9	£1.4	£13.0	£46.3
Charged to expense	1.1	5.3	2.9	9.3
Revisions	(1.7)	(1.4)	0.0	(3.1)
Utilized	(11.7)	(2.0)	(1.2)	(14.9)

Balance at September 30, 2011	£19.6	£3.3	£14.7	£37.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges (continued)

	Historical Restructuring Accruals	2008 Restructuring Accruals
Nine months ended September 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at December 31, 2010	£35.8	£1.1	£20.7	£57.6
Charged to expense	1.8	9.6	4.1	15.5
Revisions	(3.9)	(2.0)	(1.9)	(7.8)
Utilized	(14.1)	(5.4)	(8.2)	(27.7)

Balance at September 30, 2011	£19.6	£3.3	£14.7	£37.6

In connection with our 2008 restructuring program, in total we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

Note 8—Shareholders’ Equity and Share Based Compensation

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

During the three months ended September 30, 2011, our open market repurchases under the 2011 capital structure optimization program comprised 5.1 million shares of common stock, at an average purchase price per share of $24.85 ($126.9 million in aggregate). The shares of common stock acquired in connection with the 2011 capital structure optimization program were cancelled.

During the nine months ended September 30, 2011, we repurchased 12.0 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $28.83 ($345.5 million in aggregate), through open market repurchases, and we repurchased 5.1 million shares of common stock in connection with the 2011 capital structure optimization program, at an average purchase price per share of $24.85 ($126.9 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with both the 2010 and 2011 capital structure optimization programs were cancelled.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Shareholders’ Equity and Share Based Compensation (continued)

During the three months ended September 30, 2011, we entered into a capped Accelerated Stock Repurchase (ASR) to purchase $250.0 million (£156.6 million) of our common stock. We received approximately 9.1 million shares of common stock during the quarter and the stock so acquired was cancelled. The specific number of shares that we will ultimately repurchase in the ASR Program will be based generally on the daily volume-weighted average share price of our common stock over the duration of the ASR Program, subject to a provision that establishes a minimum number of repurchased shares. The final settlement of the repurchase contemplated by the ASR Program is to occur no later than December 8, 2011, although the completion date may be accelerated at the option of the counterparty or, under certain circumstances, extended. At settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from the counterparty, or, under certain limited circumstances, we may be required to deliver shares or make a cash payment (at its option) to the counterparty. As of September 30, 2011, based on the daily volume-weighted average price of our common stock since the effective date of the agreement, the counterparty would be required to deliver approximately 1.3 million shares to us.

The ASR agreement was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The fair value of the 9.1 million shares of common stock that were received during the quarter was recorded as a reduction to shareholders’ equity. The initial repurchase of shares resulted in an immediate reduction to the number of outstanding shares. The fair value of the forward stock purchase contract is reflected as a derivative asset in the condensed consolidated balance sheet as of September 30, 2011 as we concluded that it is not indexed solely to our own stock.

During the three and nine months ended September 30, 2010, we repurchased 9.3 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $20.78 ($194.0 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with the 2010 capital structure optimization program were held in treasury as of September 30, 2010.

Total share based compensation expense included in selling, general and administrative expenses in the condensed consolidated statements of operations was £2.9 million and £6.2 million for the three months ended September 30, 2011 and 2010, respectively, and £17.2 million and £21.4 million for the nine months ended September 30, 2011 and 2010, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) for the three and nine months ended September 30, 2011 and 2010 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow, restricted stock units and warrants, and the if-converted method for shares potentially issuable under our convertible senior notes.

Basic and diluted income from discontinued operations per share for the three and nine months ended September 30, 2010 was £0.04 and £0.08 respectively.

The weighted average number of shares outstanding for the three and nine months ended September 30, 2011 and 2010 is computed as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of shares outstanding at start of period	313.2	331.1	321.3	329.4
Issue of common stock (average number outstanding during the period)	1.3	0.2	3.3	1.2
Purchase of treasury shares	(4.1)	(5.7)	(9.1)	(1.9)

Weighted average number of shares outstanding	310.4	325.6	315.5	328.7

The following table sets forth the components of basic and diluted income (loss) per common share (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator for basic income (loss) per common share from continuing operations	£(73.8)	£27.6	£28.9	£(204.2)
Interest on senior convertible notes, net of tax	0.0	0.0	0.0	0.0

Numerator for diluted income (loss) per common share from continuing operations	£(73.8)	£27.6	£28.9	£(204.2)

Weighted average number of shares:

Denominator for basic income (loss) per common share	310.4	325.6	315.5	328.7
Effect of dilutive securities:
Share based awards to employees	0.0	5.2	4.7	0.0
Shares issuable under senior convertible notes	0.0	0.0	0.0	0.0

Denominator for diluted income (loss) per common share	310.4	330.8	320.2	328.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income (Loss) Per Common Share (continued)

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income (loss) per common shares (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	10.9	6.8	6.7	17.3
Sharesave options	0.8	0.0	0.3	1.4
Restricted stock held in escrow	0.6	0.7	0.6	0.7
Restricted stock units	3.6	5.2	3.6	5.2
Warrants	0.0	25.8	0.0	25.8
Shares issuable under convertible senior notes	52.0	52.0	52.0	52.0

Each of these instruments are excluded from the calculation of diluted net income per common share in periods in which there is a loss, because the inclusion of potential common shares would have an anti-dilutive effect.

In the nine months ended September 30, 2011, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded our average share price during the calculation period.

In the nine months ended September 30, 2011, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of September 30, 2011.

In the nine months ended September 30, 2011, the common shares issuable under our convertible notes have been excluded from the calculation of the diluted weighted average number of shares because the effect of their inclusion would be anti-dilutive based on the application of the if-converted method, which assumes that interest charges applicable to the convertible notes, net of the income tax effect, are added to income (loss) for the period and that the common shares issuable upon conversion of the convertible notes are added to the number of weighted average shares outstanding.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net (loss) income for period	£(73.8)	£41.8	£27.7	£(178.5)
Currency translation adjustment	(11.2)	(7.3)	(11.8)	3.3
Net unrealized gains (losses) on derivatives, net of tax	41.5	(62.0)	(24.0)	46.2
Reclassification of derivative (gains) losses to net income, net of tax	(39.8)	69.2	2.3	(18.2)
Pension liability adjustment, net of tax	(0.5)	0.0	(0.5)	0.0

	£(83.8)	£41.7	£(6.3)	£(147.2)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2011	December 31, 2010
Foreign currency translation	£150.8	£162.6
Pension liability adjustment	(67.4)	(66.9)
Net unrealized losses on derivatives	(30.9)	(9.2)

	£52.5	£86.5

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

Our revenue generating activities are subject to Value Added Tax, or VAT. During the second quarter of 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the second quarter of 2011 and £77.6 million of which is included in interest income and other, net in the condensed consolidated statement of operations for the nine months ended September 30, 2011.

Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £26.2 million as of September 30, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2012.

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

Segment information for the three and nine month periods ended September 30, 2011 and 2010 was as follows (in millions):

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£846.0	£154.0	£1,000.0	£826.2	£152.2	£978.4
Segment contribution	£493.5	£90.1	£583.6	£500.9	£89.1	£590.0

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£2,503.8	£464.3	£2,968.1	£2,427.2	£444.8	£2,872.0
Segment contribution	£1,473.0	£274.5	£1,747.5	£1,470.8	£252.8	£1,723.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Industry Segments (continued)

The reconciliation of total segment contribution to consolidated operating income and net income (loss) is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total segment contribution	£583.6	£590.0	£1,747.5	£1,723.6
Other operating and corporate costs	185.3	202.7	581.0	617.0
Restructuring and other charges	6.2	4.5	7.7	11.4
Depreciation	235.6	244.4	694.6	733.4
Amortization	28.1	36.7	90.3	110.9

Consolidated operating income	128.4	101.7	373.9	250.9
Other income (expense)
Interest expense	(107.6)	(118.2)	(335.3)	(359.1)
Loss on extinguishment of debt	(18.3)	0.0	(47.2)	(70.0)
Share of income from equity investments	3.6	6.7	18.6	21.4
Loss on disposal of equity investments	(8.0)	0.0	(8.0)	0.0
Loss on derivative instruments	(59.3)	(24.7)	(40.5)	(52.9)
Foreign currency (losses) gains	(13.0)	43.6	0.8	(33.9)
Interest income and other, net	0.5	0.8	83.8	4.7
Income tax (expense) benefit	(0.1)	17.7	(17.2)	34.7

(Loss) income from continuing operations	(73.8)	27.6	28.9	(204.2)
Income (loss) from discontinued operations, net of tax	0.0	14.2	(1.2)	25.7

Net (loss) income	£(73.8)	£41.8	£27.7	£(178.5)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X.

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

	September 30, 2011
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£11.1	£1.9	£0.4	£0.3	£0.0	£424.6	£0.0	£438.3
Restricted cash	0.0	0.0	0.0	0.0	0.0	2.2	0.0	2.2
Other current assets	15.5	0.0	0.0	13.7	0.0	526.8	0.0	556.0

Total current assets	26.6	1.9	0.4	14.0	0.0	953.6	0.0	996.5

Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,612.6	0.0	4,612.6
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,060.6	0.0	2,045.6
Investments in, and loans to, parent and subsidiary companies	1,202.1	288.9	(901.1)	1,457.1	2,150.9	(3,008.7)	(1,189.2)	0.0
Other assets, net	164.3	0.0	0.0	205.3	0.0	109.1	0.0	478.7

Total assets	£1,393.0	£290.8	£(915.7)	£1,676.4	£2,150.9	£4,727.2	£(1,189.2)	£8,133.4

Current liabilities	£19.4	£42.7	£7.9	£135.7	£0.0	£2,167.9	£(1,038.9)	£1,334.7

Long-term debt, net of current portion	545.5	1,720.1	0.0	0.0	0.0	3,452.3	0.0	5,717.9
Other long-term liabilities	0.0	0.0	1.1	44.6	0.0	207.0	0.0	252.7
Shareholders’ equity (deficit)	828.1	(1,472.0)	(924.7)	1,496.1	2,150.9	(1,100.0)	(150.3)	828.1

Total liabilities and shareholders’ equity (deficit)	£1,393.0	£290.8	£(915.7)	£1,676.4	£2,150.9	£4,727.2	£(1,189.2)	£8,133.4

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended September 30, 2011
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,000.0	£0.0	£1,000.0
Operating costs	0.0	0.0	0.0	0.0	0.0	(401.7)	0.0	(401.7)
Selling, general and administrative expenses	(1.2)	0.0	0.0	0.0	0.0	(198.8)	0.0	(200.0)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(6.2)	0.0	(6.2)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(263.7)	0.0	(263.7)

Operating income (loss)	(1.2)	0.0	0.0	0.0	0.0	129.6	0.0	128.4

Interest expense	(15.6)	(45.4)	(7.6)	(90.5)	0.0	(263.4)	314.9	(107.6)
Loss on extinguishment of debt	0.0	(15.5)	0.0	18.1	0.0	(20.9)	0.0	(18.3)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	3.6	0.0	3.6
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(53.6)	0.0	0.0	(3.9)	0.0	(1.8)	0.0	(59.3)
Foreign currency (losses) gains	0.0	1.9	(5.6)	9.2	0.0	(18.5)	0.0	(13.0)
Interest income and other, net	0.2	44.9	8.5	45.1	0.0	216.7	(314.9)	0.5
Income tax (expense) benefit	0.0	0.0	(1.2)	0.0	0.0	1.1	0.0	(0.1)

(Loss) income from continuing operations	(70.2)	(14.1)	(5.9)	(22.0)	0.0	38.4	0.0	(73.8)
Equity in net (loss) income of subsidiaries	(3.6)	9.6	2.4	31.7	134.9	0.0	(175.0)	0.0

Net (loss) income	£(73.8)	£(4.5)	£(3.5)	£9.7	£134.9	£38.4	£(175.0)	£(73.8)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Nine months ended September 30, 2011
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£2,968.1	£0.0	£2,968.1
Operating costs	0.0	0.0	0.0	0.0	0.0	(1,202.7)	0.0	(1,202.7)
Selling, general and administrative expenses	(9.4)	0.0	0.0	0.0	0.0	(589.5)	0.0	(598.9)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(7.7)	0.0	(7.7)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(784.9)	0.0	(784.9)

Operating income (loss)	(9.4)	0.0	0.0	0.0	0.0	383.3	0.0	373.9

Interest expense	(44.9)	(142.4)	(29.1)	(288.1)	0.0	(785.1)	954.3	(335.3)
Loss on extinguishment of debt	0.0	(15.5)	0.0	0.0	0.0	(31.7)	0.0	(47.2)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	18.6	0.0	18.6
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(38.8)	0.0	0.0	0.0	0.0	(1.7)	0.0	(40.5)
Foreign currency gains (losses)	(0.3)	0.0	0.7	0.0	0.0	0.4	0.0	0.8
Interest income and other, net	3.6	142.5	32.1	129.6	0.0	730.3	(954.3)	83.8
Income tax (expense) benefit	0.0	0.0	(1.2)	(23.3)	0.0	7.3	0.0	(17.2)

Income (loss) from continuing operations	(89.8)	(15.4)	2.5	(181.8)	0.0	313.4	0.0	28.9
Loss on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income of subsidiaries	117.5	110.0	115.1	291.8	408.7	0.0	(1,043.1)	0.0

Net income	£27.7	£94.6	£117.6	£110.0	£408.7	£312.2	£(1,043.1)	£27.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended September 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£978.4	£0.0	£978.4
Operating costs	0.0	0.0	0.0	0.0	0.0	(395.6)	0.0	(395.6)
Selling, general and administrative expenses	(5.7)	0.0	0.0	0.0	0.0	(189.8)	0.0	(195.5)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(4.5)	0.0	(4.5)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(281.1)	0.0	(281.1)

Operating income (loss)	(5.7)	0.0	0.0	0.0	0.0	107.4	0.0	101.7

Interest expense	(15.2)	(51.6)	(25.2)	(106.3)	0.0	(249.2)	329.3	(118.2)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	6.7	0.0	6.7
Loss on derivative instruments	0.0	0.0	0.0	(24.7)	0.0	0.0	0.0	(24.7)
Foreign currency gains	0.5	0.0	0.0	18.6	0.0	24.5	0.0	43.6
Interest income and other, net	9.1	51.3	26.4	37.2	0.0	206.1	(329.3)	0.8
Income tax benefit	0.0	0.0	0.5	0.0	0.0	17.2	0.0	17.7

Income (loss) from continuing operations	(11.3)	(0.3)	1.7	(75.2)	0.0	112.7	0.0	27.6
Income on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	14.2	0.0	14.2
Equity in net income (loss) of subsidiaries	53.1	45.2	51.8	120.0	119.3	0.0	(389.4)	0.0

Net income	£41.8	£44.9	£53.5	£44.8	£119.3	£126.9	£(389.4)	£41.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Nine months ended September 30, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£2,872.0	£0.0	£2,872.0
Operating costs	0.0	0.0	0.0	0.0	0.0	(1,166.5)	0.0	(1,166.5)
Selling, general and administrative expenses	(15.7)	0.0	0.0	0.0	0.0	(583.2)	0.0	(598.9)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(11.4)	0.0	(11.4)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(844.3)	0.0	(844.3)

Operating income (loss)	(15.7)	0.0	0.0	0.0	0.0	266.6	0.0	250.9

Interest expense	(45.0)	(166.3)	(82.7)	(321.7)	0.0	(688.5)	945.1	(359.1)
Loss on extinguishment of debt	0.0	0.0	0.0	(50.6)	0.0	(19.4)	0.0	(70.0)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	21.4	0.0	21.4
Loss on derivative instruments	0.0	0.0	0.0	(50.9)	0.0	(2.0)	0.0	(52.9)
Foreign currency (losses) gains	1.1	(0.3)	0.1	(19.1)	0.0	(15.7)	0.0	(33.9)
Interest income and other, net	30.4	164.3	85.6	102.3	0.0	567.2	(945.1)	4.7
Income tax benefit	0.0	0.0	0.2	0.0	0.0	34.5	0.0	34.7

(Loss) income from continuing operations	(29.2)	(2.3)	3.2	(340.0)	0.0	164.1	0.0	(204.2)
Income on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	25.7	0.0	25.7
Equity in net (loss) income of subsidiaries	(149.3)	(167.9)	(152.3)	171.9	170.4	0.0	127.2	0.0

Net (loss) income	£(178.5)	£(170.2)	£(149.1)	£(168.1)	£170.4	£189.8	£127.2	£(178.5)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Nine months ended September 30, 2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(20.2)	£(16.7)	£0.3	£44.9	£0.0	£846.4	£0.0	£854.7

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(479.3)	0.0	(479.3)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	1.5	0.0	1.5
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	108.2	0.0	108.2
Principal drawdowns (repayments) on loans to group companies	388.7	357.2	0.1	(104.2)	0.0	(641.8)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	0.0	0.0	(14.6)	0.0	(14.6)
Disposal of equity investments, net	0.0	0.0	0.0	0.0	0.0	241.0	0.0	241.0
Other	0.0	0.0	0.0	0.0	0.0	2.5	0.0	2.5

Net cash (used in) provided by investing activities	388.7	357.2	0.1	(104.2)	0.0	(782.5)	0.0	(140.7)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(10.4)	0.0	987.6	0.0	977.2
Common stock repurchases	(447.0)	0.0	0.0	0.0	0.0	0.0	0.0	(447.0)
Proceeds from employee stock option exercises	14.4	0.0	0.0	0.0	0.0	0.0	0.0	14.4
Principal payments on long term debt and capital leases	0.0	(340.4)	0.0	0.0	0.0	(988.0)	0.0	(1,328.4)
Proceeds from settlement of cross currency swaps	0.0	0.0	0.0	65.5	0.0	0.0	0.0	65.5
Dividends paid	(23.7)	0.0	0.0	0.0	0.0	0.0	0.0	(23.7)

Net cash (used in) provided by financing activities	(456.3)	(340.4)	0.0	55.1	0.0	(0.4)	0.0	(742.0)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates on cash and cash equivalents	(2.4)	0.0	(0.4)	0.0	0.0	0.0	0.0	(2.8)

(Decrease) increase in cash and cash equivalents	(90.2)	0.1	0.0	(4.2)	0.0	53.1	0.0	(41.2)
Cash and cash equivalents at beginning of period	101.3	1.8	0.4	4.5	0.0	371.5	0.0	479.5

Cash and cash equivalents at end of period	£11.1	£1.9	£0.4	£0.3	£0.0	£424.6	£0.0	£438.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Nine months ended September 30, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(5.3)	£4.6	£5.8	£181.4	£0.0	£585.8	£0.0	£772.3

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(478.0)	0.0	(478.0)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	35.8	0.0	35.8
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Principal drawdowns (repayments) on loans to group companies	150.8	174.5	(5.8)	1,797.4	0.0	(2,116.9)	0.0	0.0
Disposal of businesses, net	0.0	0.0	0.0	0.0	0.0	160.0	0.0	160.0
Other	0.0	0.0	0.0	0.0	0.0	2.3	0.0	2.3

Net cash (used in) provided by investing activities	150.8	174.5	(5.8)	1,797.4	0.0	(2,381.8)	0.0	(264.9)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(70.9)	0.0	3,143.0	0.0	3,072.1
Common stock repurchases	(122.5)	0.0	0.0	0.0	0.0	0.0	0.0	(122.5)
Proceeds from employee stock option exercises	9.9	0.0	0.0	0.0	0.0	0.0	0.0	9.9
Principal payments on long term debt and capital leases	0.0	(179.1)	0.0	(1,727.0)	0.0	(1,319.8)	0.0	(3,225.9)
Intercompany funding movements	3.0	0.0	0.0	(15.9)	0.0	12.9	0.0	0.0
Dividends paid	(26.0)	0.0	0.0	0.0	0.0	0.0	0.0	(26.0)

Net cash (used in) provided by financing activities	(135.6)	(179.1)	0.0	(1,813.8)	0.0	1,836.1	0.0	(292.4)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(37.9)	0.0	(37.9)

Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(37.9)	0.0	(37.9)

Effect of exchange rates on cash and cash equivalents	2.2	0.0	0.0	0.0	0.0	0.0	0.0	2.2

Increase in cash and cash equivalents	12.1	0.0	0.0	165.0	0.0	2.2	0.0	179.3
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	0.0	123.0	0.0	430.5

Cash and cash equivalent sat end of period	£24.5	£1.9	£0.3	£457.9	£0.0	£125.2	£0.0	£609.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021

	September 30, 2011
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£11.1	£0.0	£63.1	£364.1	£0.0	£438.3
Restricted cash	0.0	0.0	1.3	0.9	0.0	2.2
Other current assets	15.5	0.0	518.4	22.1	0.0	556.0

Total current assets	26.6	0.0	582.8	387.1	0.0	996.5
Fixed assets, net	0.0	0.0	3,985.0	627.6	0.0	4,612.6
Goodwill and intangible assets, net	0.0	0.0	1,895.2	150.4	0.0	2,045.6
Investments in, and loans to, parent and subsidiary companies	1,202.1	2,558.0	(1,241.6)	1,062.1	(3,580.6)	0.0
Other assets, net	164.3	29.6	284.0	0.8	0.0	478.7

Total assets	£1,393.0	£2,587.6	£5,505.4	£2,228.0	£(3,580.6)	£8,133.4

Current liabilities	£19.4	£41.5	£1,608.6	£704.1	£(1,038.9)	£1,334.7
Long term debt, net of current portion	545.5	2,550.1	2,622.3	0.0	0.0	5,717.9
Other long term liabilities	0.0	0.0	175.7	77.0	0.0	252.7
Shareholders’ equity (deficit)	828.1	(4.0)	1,098.8	1,446.9	(2,541.7)	828.1

Total liabilities and shareholders’ equity	£1,393.0	£2,587.6	£5,505.4	£2,228.0	£(3,580.6)	£8,133.4

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended September 30, 2011
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£889.6	£110.4	£0.0	£1,000.0
Operating costs	0.0	0.0	(336.6)	(65.1)	0.0	(401.7)
Selling, general and administrative expenses	(1.2)	0.0	(170.1)	(28.7)	0.0	(200.0)
Restructuring and other charges	0.0	0.0	(5.8)	(0.4)	0.0	(6.2)
Depreciation and amortization	0.0	0.0	(205.0)	(58.7)	0.0	(263.7)

Operating income (loss)	(1.2)	0.0	172.1	(42.5)	0.0	128.4

Interest expense	(15.6)	(40.3)	(258.8)	(107.7)	314.8	(107.6)
Loss on extinguishment of debt	0.0	0.0	(18.3)	0.0	0.0	(18.3)
Share of income from equity investments	0.0	0.0	0.0	3.6	0.0	3.6
Loss on disposal of equity investments	0.0	0.0	0.0	(8.0)	0.0	(8.0)
(Loss) gain on derivative instruments	(53.6)	0.0	(5.7)	0.0	0.0	(59.3)
Foreign currency (losses) gains	0.0	0.0	20.9	(33.9)	0.0	(13.0)
Interest and other income, net	0.2	39.4	164.5	111.2	(314.8)	0.5
Income tax (expense) benefit	0.0	0.0	1.1	(1.2)	0.0	(0.1)

(Loss) income from continuing operations	(70.2)	(0.9)	75.8	(78.5)	0.0	(73.8)
Equity in net (loss) income of subsidiaries	(3.6)	0.0	(99.1)	74.9	27.8	0.0

Net (loss) income	£(73.8)	£(0.9)	£(23.3)	£(3.6)	27.8	£(73.8)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Nine months ended September 30, 2011
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£2,627.5	£340.6	£0.0	£2,968.1
Operating costs	0.0	0.0	(1,004.6)	(198.1)	0.0	(1,202.7)
Selling, general and administrative expenses	(9.4)	0.0	(510.8)	(78.7)	0.0	(598.9)
Restructuring and other charges	0.0	0.0	(7.2)	(0.5)	0.0	(7.7)
Depreciation and amortization	0.0	0.0	(693.3)	(91.6)	0.0	(784.9)

Operating income (loss)	(9.4)	0.0	411.6	(28.3)	0.0	373.9

Interest expense	(44.9)	(114.5)	(793.6)	(336.5)	954.2	(335.3)
Loss on extinguishment of debt	0.0	0.0	(47.2)	0.0	0.0	(47.2)
Share of income from equity investments	0.0	0.0	0.0	18.6	0.0	18.6
(Loss) gain on disposal of equity investments	0.0	0.0	0.0	(8.0)	0.0	(8.0)
Gains on derivative instruments	(38.8)	0.0	(1.7)	0.0	0.0	(40.5)
Foreign currency gains (losses)	(0.3)	0.0	2.5	(1.4)	0.0	0.8
Interest and other income, net	3.6	109.4	592.9	332.1	(954.2)	83.8
Income tax (expense) benefit	0.0	0.0	(18.8)	1.6	0.0	(17.2)

Income (loss) from continuing operations	(89.8)	(5.1)	145.7	(21.9)	0.0	28.9
Loss on discontinued operations, net of tax	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	117.5	0.0	(30.3)	140.6	(227.8)	0.0

Net income (loss)	£27.7	£(5.1)	£115.4	£117.5	£(227.8)	£27.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended September 30, 2010
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£891.3	£87.1	£0.0	£978.4
Operating costs	0.0	0.0	(348.6)	(47.0)	0.0	(395.6)
Selling, general and administrative expenses	(5.7)	0.0	(164.7)	(25.1)	0.0	(195.5)
Restructuring and other charges	0.0	0.0	(4.2)	(0.3)	0.0	(4.5)
Depreciation and amortization	0.0	0.0	(249.8)	(31.3)	0.0	(281.1)

Operating income (loss)	(5.7)	0.0	124.0	(16.6)	0.0	101.7

Interest expense	(15.2)	(26.3)	(262.0)	(143.4)	328.7	(118.2)
Share of income from equity investments	0.0	0.0	0.0	6.7	0.0	6.7
Losses on derivative instruments	0.0	0.0	(24.7)	0.0	0.0	(24.7)
Foreign currency gains	0.5	0.0	14.7	28.4	0.0	43.6
Interest and other income, net	9.1	26.6	166.1	127.7	(328.7)	0.8
Income tax benefit	0.0	0.0	15.7	2.0	0.0	17.7

Income (loss) from continuing operations	(11.3)	0.3	33.8	4.8	0.0	27.6
Income on discontinued operations, net of tax	0.0	0.0	0.0	14.2	0.0	14.2
Equity in net income (loss) of subsidiaries	53.1	0.0	8.4	34.1	(95.6)	0.0

Net income (loss)	£41.8	£0.3	£42.2	£53.1	£(95.6)	£41.8

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Nine months ended September 30, 2010
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£2,573.3	£298.7	£0.0	£2,872.0
Operating costs	0.0	0.0	(985.6)	(180.9)	0.0	(1,166.5)
Selling, general and administrative expenses	(15.7)	0.0	(509.6)	(73.6)	0.0	(598.9)
Restructuring and other charges	0.0	0.0	(10.7)	(0.7)	0.0	(11.4)
Depreciation and amortization	0.0	0.0	(750.5)	(93.8)	0.0	(844.3)

Operating income (loss)	(15.7)	0.0	316.9	(50.3)	0.0	250.9

Interest expense	(45.0)	(73.8)	(772.3)	(413.1)	945.1	(359.1)
Loss on extinguishment of debt	0.0	0.0	(70.0)	0.0	0.0	(70.0)
Share of income from equity investments	0.0	0.0	0.0	21.4	0.0	21.4
Losses on derivative instruments	0.0	0.0	(52.9)	0.0	0.0	(52.9)
Foreign currency (losses) gains	1.1	0.0	(20.4)	(14.6)	0.0	(33.9)
Interest and other income, net	30.4	74.7	472.6	372.1	(945.1)	4.7
Income tax benefit	0.0	0.0	34.1	0.6	0.0	34.7

(Loss) income from continuing operations	(29.2)	0.9	(92.0)	(83.9)	0.0	(204.2)
Income on discontinued operations, net of tax	0.0	0.0	0.0	25.7	0.0	25.7
Equity in net (loss) income of subsidiaries	(149.3)	0.0	(53.9)	(91.1)	294.3	0.0

Net (loss) income	£(178.5)	£0.9	£(145.9)	£(149.3)	£294.3	£(178.5)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Nine months ended September 30, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(20.2)	£(11.5)	£738.2	£148.2	£0.0	£854.7

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(454.0)	(25.3)	0.0	(479.3)
Proceeds from sale of fixed assets	0.0	0.0	1.5	0.0	0.0	1.5
Principal repayments on loans to equity investments	0.0	0.0	0.0	108.2	0.0	108.2
Principal drawdowns (repayments) on loans to group companies	388.7	(929.7)	647.4	(106.4)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	(14.6)	0.0	(14.6)
Disposal of equity investments, net	0.0	0.0	0.0	241.0	0.0	241.0
Other	0.0	0.0	0.0	2.5	0.0	2.5

Net cash (used in) provided by investing activities	388.7	(929.7)	194.9	205.4	0.0	(140.7)

Financing activities:
New borrowings, net of financing fees	0.0	941.2	36.0	0.0	0.0	977.2
Common stock repurchases	(447.0)	0.0	0.0	0.0	0.0	(447.0)
Proceeds from employee stock option exercises	14.4	0.0	0.0	0.0	0.0	14.4
Principal payments on long term debt and capital leases	0.0	0.0	(1,328.4)	0.0	0.0	(1,328.4)
Proceeds from settlement of cross currency swaps	0.0	0.0	65.5	0.0	0.0	65.5
Dividends paid	(23.7)	0.0	0.0	0.0	0.0	(23.7)

Net cash (used in) provided by financing activities	(456.3)	941.2	(1,226.9)	0.0	0.0	(742.0)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates on cash and cash equivalents	(2.4)	0.0	0.0	(0.4)	0.0	(2.8)
(Decrease) increase in cash and cash equivalents	(90.2)	0.0	(293.8)	342.8	0.0	(41.2)
Cash and cash equivalents at beginning of period	101.3	0.0	356.9	21.3	0.0	479.5

Cash and cash equivalents at end of period	£11.1	£0.0	£63.1	£364.1	£0.0	£438.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 14—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Nine months ended September 30, 2010
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(5.3)	£0.0	£751.7	£25.9	£0.0	£772.3

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(453.4)	(24.6)	0.0	(478.0)
Proceeds from sale of fixed assets	0.0	0.0	14.4	21.4	0.0	35.8
Principal repayments on loans to equity investments	0.0	0.0	0.0	15.0	0.0	15.0
Principal drawdowns (repayments) on loans to group companies	150.8	(1,468.0)	1,246.7	70.5	0.0	0.0
Disposal of businesses, net	0.0	0.0	0.0	160.0	0.0	160.0
Other	0.0	0.0	0.7	1.6	0.0	2.3

Net cash (used in) provided by investing activities	150.8	(1,468.0)	808.4	243.9	0.0	(264.9)

Financing activities:
New borrowings, net of financing fees	0.0	1,468.0	1,604.1	0.0	0.0	3,072.1
Common stock repurchases	(122.5)	0.0	0.0	0.0	0.0	(122.5)
Proceeds from employee stock option exercises	9.9	0.0	0.0	0.0	0.0	9.9
Principal payments on long term debt and capital leases	0.0	0.0	(2,984.1)	(241.8)	0.0	(3,225.9)
Intercompany funding movements	3.0	0.0	0.0	(3.0)	0.0	0.0
Dividends paid	(26.0)	0.0	0.0	0.0	0.0	(26.0)

Net cash (used in) provided by financing activities	(135.6)	1,468.0	(1,380.0)	(244.8)	0.0	(292.4)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(37.9)	0.0	(37.9)

Net cash used in discontinued operations	0.0	0.0	0.0	(37.9)	0.0	(37.9)

Effect of exchange rates on cash and cash equivalents	2.2	0.0	0.0	0.0	0.0	2.2
Increase (decrease) in cash and cash equivalents	12.1	0.0	180.1	(12.9)	0.0	179.3
Cash and cash equivalents at beginning of period	12.4	0.0	387.4	30.7	0.0	430.5

Cash and cash equivalents at end of period	£24.5	£0.0	£567.5	£17.8	£0.0	£609.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£424.9	£376.0
Restricted cash	2.2	2.2
Accounts receivable - trade, less allowances for doubtful accounts of £9.9 (2011) and £6.4 (2010)	428.4	431.2
Inventory for resale	20.1	26.4
Derivative financial instruments	3.2	0.8
Prepaid expenses and other current assets	88.7	88.6

Total current assets	967.5	925.2
Fixed assets, net	4,508.6	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	28.1	118.4
Equity investments	0.0	359.2
Derivative financial instruments	191.7	202.7
Deferred financing costs, net of accumulated amortization of £34.9 (2011) and £19.6 (2010)	71.0	89.4
Other assets	51.7	52.7
Due from group companies	983.3	751.1

Total assets	£8,828.5	£9,176.3

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£296.1	£296.1
Accrued expenses and other current liabilities	356.9	376.3
Derivative financial instruments	24.4	13.3
Restructuring liabilities	36.7	56.4
VAT and employee taxes payable	72.8	83.6
Interest payable	57.9	59.1
Interest payable to group companies	136.5	147.2
Deferred revenue	313.8	300.1
Current portion of long term debt	175.6	222.1

Total current liabilities	1,470.7	1,554.2
Long term debt, net of current portion	3,452.4	3,195.0
Long term debt due to group companies, net of current portion	2,158.7	2,746.4
Derivative financial instruments	63.9	62.0
Deferred revenue and other long term liabilities	186.7	207.2
Deferred income taxes	0.0	3.2

Total liabilities	7,332.4	7,768.0

Commitments and contingent liabilities
Shareholder’s equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2011 and 2010); issued and outstanding 224,552 ordinary shares (2011 and 2010)	0.0	0.0
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(98.4)	(76.2)
Accumulated deficit	(2,776.8)	(2,886.8)

Total shareholder’s equity	1,496.1	1,408.3

Total liabilities and shareholder’s equity	£8,828.5	£9,176.3

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	£974.4	£952.8	£2,891.8	£2,796.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	392.5	386.3	1,174.8	1,136.6
Selling, general and administrative expenses	192.4	183.1	570.1	563.6
Restructuring and other charges	6.1	4.5	7.5	11.1
Depreciation	230.0	238.7	678.0	716.6
Amortization	28.1	36.7	90.3	110.9

	849.1	849.3	2,520.7	2,538.8

Operating income	125.3	103.5	371.1	257.2
Other income (expense)
Interest expense	(49.6)	(54.9)	(155.0)	(160.0)
Interest expense to group companies	(47.9)	(63.4)	(157.0)	(200.4)
Loss on extinguishment of debt	(2.8)	0.0	(31.7)	(70.0)
Share of income from equity investments	3.6	6.7	18.6	21.4
Loss on disposal of equity investments	(8.0)	0.0	(8.0)	0.0
Loss on derivative instruments	(5.7)	(24.7)	(1.7)	(52.9)
Foreign currency (losses) gains	(9.2)	43.1	0.4	(34.8)
Interest income and other, net	0.5	0.8	83.8	4.7
Interest income from group companies	2.3	2.2	6.7	6.4

Income (loss) from continuing operations before income taxes	8.5	13.3	127.2	(228.4)
Income tax benefit (expense)	1.1	17.3	(16.0)	34.6

Income (loss) from continuing operations	9.6	30.6	111.2	(193.8)
Discontinued operations
Gain on disposal, net of tax	0.0	14.4	0.0	14.4
(Loss) income from discontinued operations, net of tax	0.0	(0.2)	(1.2)	11.3

Income (loss) from discontinued operations	0.0	14.2	(1.2)	25.7

Net income (loss)	£9.6	£44.8	£110.0	£(168.1)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income (loss)	£110.0	£(168.1)
Loss (income) from discontinued operations	1.2	(25.7)

Income (loss) from continuing operations	111.2	(193.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	768.3	827.5
Non-cash interest	13.0	53.6
Non-cash compensation	15.9	18.4
Loss on extinguishment of debt, net of prepayment premiums	31.7	70.1
Income from equity accounted investments, net of dividends received	(0.6)	(6.8)
Unrealized (gains) losses on derivative instruments	(4.7)	124.5
Foreign currency losses (gains)	1.2	(85.7)
Loss on disposal of equity investments	8.0	0.0
Income taxes	20.6	(13.3)
Other	5.3	0.3
Changes in operating assets and liabilities, net of effect from business disposals:	(69.2)	0.3

Net cash provided by operating activities	900.7	795.1

Investing activities:
Purchase of fixed and intangible assets	(471.2)	(470.3)
Proceeds from sale of fixed assets	1.4	35.8
Principal repayments on loans to equity investments	108.2	15.0
Investments and loans from parent and subsidiary companies	(763.2)	(358.1)
Acquisitions, net of cash acquired	(14.6)	0.0
Disposal of equity investments, net	241.0	0.0
Disposal of businesses, net	0.0	160.0
Other	2.5	2.3

Net cash used in investing activities	(895.9)	(615.3)

Financing activities:
New borrowings, net of financing fees	977.2	3,072.1
Principal payments on long term debt and capital leases	(988.2)	(3,046.7)
Proceeds from settlement of cross currency interest rate swaps	65.5	0.0

Net cash provided by financing activities	54.5	25.4

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(37.9)

Net cash used in discontinued operations	(10.4)	(37.9)

Increase in cash and cash equivalents	48.9	167.3
Cash and cash equivalents, beginning of period	376.0	415.9

Cash and cash equivalents, end of period	£424.9	£583.2

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£424.9	£376.0
Restricted cash	2.2	2.2
Accounts receivable - trade, less allowances for doubtful accounts of £9.9 (2011) and £6.4 (2010)	428.4	431.2
Inventory for resale	20.1	26.4
Derivative financial instruments	3.2	0.8
Prepaid expenses and other current assets	88.7	88.6

Total current assets	967.5	925.2
Fixed assets, net	4,508.6	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	28.1	118.4
Equity investments	0.0	359.2
Derivative financial instruments	191.7	202.7
Deferred financing costs, net of accumulated amortization of £34.9 (2011) and £19.6 (2010)	71.0	89.4
Other assets	51.7	52.7
Due from group companies	983.3	751.1

Total assets	£8,828.5	£9,176.3

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£296.1	£296.1
Accrued expenses and other current liabilities	356.9	376.3
Derivative financial instruments	24.4	13.3
Restructuring liabilities	36.7	56.4
VAT and employee taxes payable	72.8	83.6
Interest payable	8.3	18.0
Interest payable to group companies	186.1	188.3
Deferred revenue	313.8	300.1
Current portion of long term debt	175.6	222.1

Total current liabilities	1,470.7	1,554.2
Long term debt, net of current portion	233.8	353.7
Long term debt due to group companies, net of current portion	5,377.3	5,587.7
Derivative financial instruments	63.9	62.0
Deferred revenue and other long term liabilities	186.7	207.2
Deferred income taxes	0.0	3.2

Total liabilities	7,332.4	7,768.0

Commitments and contingent liabilities
Shareholder’s equity
Common stock - £1.0 par value; issued and outstanding 2.5 (2011 and 2010) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(98.4)	(76.2)
Accumulated deficit	(2,776.8)	(2,886.8)

Total shareholder’s equity	1,496.1	1,408.3

Total liabilities and shareholder’s equity	£8,828.5	£9,176.3

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	£974.4	£952.8	£2,891.8	£2,796.0
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	392.5	386.3	1,174.8	1,136.6
Selling, general and administrative expenses	192.4	183.1	570.1	563.6
Restructuring and other charges	6.1	4.5	7.5	11.1
Depreciation	230.0	238.7	678.0	716.6
Amortization	28.1	36.7	90.3	110.9

	849.1	849.3	2,520.7	2,538.8

Operating income	125.3	103.5	371.1	257.2
Other income (expense)
Interest expense	(5.1)	(6.1)	(14.6)	(20.9)
Interest expense to group companies	(92.4)	(112.2)	(297.4)	(339.5)
Loss on extinguishment of debt	(2.8)	0.0	(31.7)	(70.0)
Share of income from equity investments	3.6	6.7	18.6	21.4
Loss on disposal of equity investments	(8.0)	0.0	(8.0)	0.0
Loss on derivative instruments	(5.7)	(24.7)	(1.7)	(52.9)
Foreign currency (losses) gains	(9.2)	43.1	0.4	(34.8)
Interest income and other, net	0.5	0.8	83.8	4.7
Interest income from group companies	2.3	2.2	6.7	6.4

Income (loss) from continuing operations before income taxes	8.5	13.3	127.2	(228.4)
Income tax benefit (expense)	1.1	17.3	(16.0)	34.6

Income (loss) from continuing operations	9.6	30.6	111.2	(193.8)
Discontinued operations
Gain on disposal, net of tax	0.0	14.4	0.0	14.4
(Loss) income from discontinued operations, net of tax	0.0	(0.2)	(1.2)	11.3

Income (loss) from discontinued operations	0.0	14.2	(1.2)	25.7

Net income (loss)	£9.6	£44.8	£110.0	£(168.1)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited) (in millions)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income (loss)	£110.0	£(168.1)
Loss (income) from discontinued operations	1.2	(25.7)

Income (loss) from continuing operations	111.2	(193.8)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	768.3	827.5
Non-cash interest	13.0	53.6
Non-cash compensation	15.9	18.4
Loss on extinguishment of debt, net of prepayment premiums	31.7	70.1
Income from equity accounted investments, net of dividends received	(0.6)	(6.8)
Unrealized (gains) losses on derivative instruments	(4.7)	124.5
Foreign currency losses (gains)	1.2	(85.7)
Loss on disposal of equity investments	8.0	0.0
Income taxes	20.6	(13.3)
Other	5.3	0.3
Changes in operating assets and liabilities, net of effect from business disposals:	(69.2)	0.3

Net cash provided by operating activities	900.7	795.1

Investing activities:
Purchase of fixed and intangible assets	(471.2)	(470.3)
Proceeds from sale of fixed assets	1.4	35.8
Principal repayments on loans to equity investments	108.2	15.0
Investments and loans from parent and subsidiary companies	(639.2)	884.4
Acquisitions, net of cash acquired	(14.6)	0.0
Disposal of equity investments, net	241.0	0.0
Disposal of businesses, net	0.0	160.0
Other	2.5	2.3

Net cash (used in) provided by investing activities	(771.9)	627.2

Financing activities:
New borrowings, net of financing fees	107.3	108.2
Principal payments on long term debt and capital leases	(242.3)	(1,325.3)
Proceeds from settlement of cross currency interest rate swaps	65.5	0.0

Net cash used in financing activities	(69.5)	(1,217.1)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(37.9)

Net cash used in discontinued operations	(10.4)	(37.9)

Increase in cash and cash equivalents	48.9	167.3
Cash and cash equivalents, beginning of period	376.0	415.9

Cash and cash equivalents, end of period	£424.9	£583.2

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

The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 22, 2011, or the 2010 Annual Report.

Note 2—Recent Accounting Guidance

In September 2011, the Financial Accounting Standards Board, or FASB, issued guidance permitting companies to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We adopted this guidance effective October 1, 2011 and will apply it to the performance of our annual goodwill impairment test.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Disposal of Equity Investment

On September 30, 2011, we completed the sale to Scripps Network Interactive, Inc. (“Scripps”), of our interest in the UKTV joint venture with BBC Worldwide Limited. The aggregate consideration was £344.6 million, which includes approximately £98.1 million for Scripps’ acquisition of preferred equity, loan stock and other debt. After the inclusion of associated fees, this transaction resulted in a loss on disposal of £8.0 million, in the consolidated statement of operations.

The terms of the sale agreement include working capital adjustments which may be recognized during the fourth quarter and impact the loss on disposal. Other than an insignificant amount of U.S. alternative minimum tax, no income tax is due as a result of this transaction due to our ability to offset net operating losses against taxable income.

Note 4—Long Term Debt

Long term debt reflects our obligations under the terms of the indentures governing the senior notes and senior secured notes as well as the intercreditor deed governing the senior credit facility. As such, these amounts include debt owed directly to third parties by affiliated entities not consolidated by us which have been classified as amounts due to group companies.

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment did not have an impact on the amount of debt included on our consolidated balance sheet as of September 30, 2011 but did serve to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

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

In March 2011, we used the net proceeds from our senior secured notes due 2021 to prepay £532.5 million of the Tranche A outstanding under our senior credit facility, thus eliminating scheduled amortization in 2011 through 2014, and £367.5 million of the Tranche B outstanding under our senior credit facility that was scheduled for payment in 2015, with the remainder of the proceeds being used for general corporate purposes.

On May 20, 2011, we entered into two new additional facilities under the senior credit facility, comprising an additional revolving facility with total commitments of £450 million which replaced the previous £250 million revolving facility, and an additional term facility with commitments of £750 million. We used the new term facility of £750 million and £25 million of cash to repay the loan balance from the previous term loan which was comprised of a £467.5 million Tranche A and £307.5 million Tranche B. The maturity date of the facilities remains at June 30, 2015. Further changes to the senior credit facility to increase operational flexibility were also effected on May 27, 2011.

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using £355.8 million of cash from our balance sheet.

On September 12, 2011 we borrowed £50 million under the revolving credit facility. This was repaid on October 12, 2011.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt (continued)

Long term debt repayments, excluding capital leases, as of September 30, 2011, were due as follows (in millions):

Period ending September 30:
2012	£114.4
2013	0.1
2014	0.0
2015	750.0
2016	0.0
Thereafter	4,680.6

Total debt payments	£5,545.1

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

In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:

Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The fair values of our derivative financial instruments are disclosed in note 6.

Long term debt: The carrying amounts of the senior credit facility, revolving credit facility and other notes due to affiliates approximate their fair value. The fair values of our senior notes and senior secured notes in the following table are based on the quoted market prices in active markets and incorporate non-performance risk. The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £40 million and £60 million, respectively, as a result of our application of fair value hedge accounting to these instruments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Fair Value Measurements (continued)

The carrying amounts and fair values of our long term debt are as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.125% U.S. dollar senior notes due 2016	£0.0	£0.0	£352.6	£380.3
6.50% U.S. dollar senior notes due 2016	0.0	0.0	176.7	346.8
9.50% U.S. dollar senior notes due 2016	845.3	933.6	843.2	990.5
9.50% euro senior notes due 2016	150.6	169.2	148.5	182.1
8.375% U.S. dollar senior notes due 2019	379.1	410.3	378.8	421.5
8.875% sterling senior notes due 2019	345.1	362.3	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	632.9	686.0	632.3	677.5
7.00% sterling senior secured notes due 2018	864.0	905.6	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	347.6	321.6	0.0	0.0
5.50% sterling senior secured notes due 2021	705.6	705.3	0.0	0.0
Floating rate senior loan note due 2012	64.1	64.1	64.1	64.1
Other notes due to affiliates	438.7	438.7	437.7	437.7
Senior credit facility	750.0	750.0	1,675.0	1,672.5
Revolving credit facility	50.0	50.0	0.0	0.0
Capital leases and other	213.7	213.7	246.7	246.7

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

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the statement of operations. As a result of our effectiveness assessment at September 30, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2011	December 31, 2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.2	£0.0
Economic Hedge
Foreign currency forward rate contracts	2.1	0.8
Interest rate swaps	0.9	0.0

	£3.2	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£62.4	£8.0
Cross-currency interest rate swaps	80.7	137.9
Economic Hedge
Interest rate swaps	4.4	3.9
Cross-currency interest rate swaps	44.2	52.9

	£191.7	£202.7

Included within current liabilities:
Economic Hedge
Interest rate swaps	£11.1	£0.0
Cross-currency interest rate swaps	13.3	13.3

	£24.4	£13.3

Included within non-current liabilities:
Accounting Hedge
Cross-currency interest rate swaps	£8.9	£10.3
Economic Hedge
Interest rate swaps	35.5	32.2
Cross-currency interest rate swaps	19.5	19.5

	£63.9	£62.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

As of September 30, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

The terms of our outstanding cross-currency interest rate swaps at September 30, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1,350m senior notes due 2016
August 2016	Accounting	$1,350.0	£836.0	9.50%	9.99%

$1,000m senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%

$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011	Economic	335.7	228.0	8.38%	9.23%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%

$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%

$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month
					LIBOR + 1.94%

		$4,785.7	£2,868.3

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

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

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

On July 26, 2011 we settled the cross-currency interest rate swaps hedging the $550 million senior notes due 2016 and received cash of £65.5 million which approximated the fair value of these swaps as of June 30, 2011. The proceeds received upon settlement are classified as a financing activity in the condensed consolidated statement of cash flows.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of September 30, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at September 30, 2011 were as follows:

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
				+1.84%

Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
October 2013	Economic	300.0	1.86%	3 month LIBOR
September 2012	Economic	600.0	3 month LIBOR	3.09%
September 2012	Economic	600.0	1.07%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of September 30, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
October 2011 to December 2011	Accounting	$6.3	£3.9	1.6245
October 2011 to December 2011	Economic	$28.7	£17.7	1.6251
January 2012 to June 2012	Economic	$72.0	£44.7	1.6099

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow accounting hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts that are not designated as accounting hedges are recognized as operating activities in the condensed consolidated statement of cash flows. If we discontinue hedge accounting for an instrument, subsequent cash flows are classified based on the nature of the instrument.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of operations in the period in which they occur. During the three and nine months ended September 30, 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and nine months ended September 30, 2011 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income (loss)	(57.0)	2.9	(60.3)	0.4	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	(7.8)	(7.6)	(23.5)	0.0	23.3
Amounts reclassified to earnings impacting:
Foreign exchange loss	45.4	0.0	45.4	0.0	0.0
Interest expense	1.3	0.0	1.3	0.0	0.0

Balance at March 31, 2011	£(27.3)	£3.3	£(20.5)	£0.5	£(10.6)

Amounts recognized in other comprehensive income (loss)	(8.5)	0.0	(8.3)	(0.2)	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	2.6	0.0	2.6	0.0	0.0
Interest expense	0.6	0.0	0.6	0.0	0.0

Balance at June 30, 2011	£(32.6)	£3.3	£(25.6)	£0.3	£(10.6)

Amounts recognized in other comprehensive income (loss)	41.5	0.0	41.6	(0.1)	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	(40.4)	0.0	(40.4)	0.0	0.0
Interest expense	0.6	0.0	0.6	0.0	0.0

Balance at September 30, 2011	£(30.9)	£3.3	£(23.8)	£0.2	£(10.6)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Derivative Financial Instruments and Hedging Activities (continued)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the condensed consolidated statement of operations for the nine months ended September 30, 2011 because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the condensed consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations in the nine months ended September 30, 2011.

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income (loss) to earnings would be £0.0 million and £2.4 million relating to interest rate swaps and cross-currency interest rate swaps, respectively, and pre-tax gains of £0.2 million relating to forward foreign exchange contracts.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value accounting hedges, the gain or loss on the derivative is reported in earnings along with offsetting changes in the value of the hedged debt obligations due to changes in the hedged risks. In our condensed consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our condensed consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the three and nine months ended September 30, 2011, we recognized ineffectiveness totaling £6.1 million and £7.9 million, respectively.

Note 7—Restructuring and Other Charges

The following tables summarize our historical restructuring accruals, which are comprised of historic restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
Three months ended September 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at June 30, 2011	£31.4	£1.4	£12.6	£45.4
Charged to expense	1.1	5.2	2.9	9.2
Revisions	(1.7)	(1.4)	0.0	(3.1)
Utilized	(11.6)	(2.0)	(1.2)	(14.8)

Balance at September 30, 2011	£19.2	£3.2	£14.3	£36.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Restructuring and Other Charges (continued)

	Historical Restructuring Accruals	2008 Restructuring Accruals
Nine months ended September 30, 2011	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at December 31, 2010	£35.2	£1.1	£20.1	£56.4
Charged to expense	1.8	9.3	4.1	15.2
Revisions	(3.8)	(2.0)	(1.9)	(7.7)
Utilized	(14.0)	(5.2)	(8.0)	(27.2)

Balance at September 30, 2011	£19.2	£3.2	£14.3	£36.7

In connection with our 2008 restructuring program, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million.

Note 8—Share Based Compensation

Stock Option Plans

We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at September 30, 2011, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2010 Annual Report.

Note 9—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) for period	£9.6	£44.8	£110.0	£(168.1)
Currency translation adjustment	0.0	(0.1)	0.0	0.1
Net unrealized gains (losses) on derivatives, net of tax	41.5	(62.0)	(24.0)	46.2
Reclassification of derivative (gains) losses to net income, net of tax	(39.8)	69.2	2.3	(18.2)
Pension liability adjustment, net of tax	(0.5)	0.0	(0.5)	0.0

	£10.8	£51.9	£87.8	£(140.0)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	September 30, 2011	December 31, 2010
Foreign currency translation	£(0.1)	£(0.1)
Pension liability adjustment	(67.4)	(66.9)
Net unrealized losses on derivatives	(30.9)	(9.2)

	£(98.4)	£(76.2)

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

(unaudited)

Note 10—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

We are wholly owned subsidiaries of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating costs	£9.2	£9.3	£27.9	£29.9
Selling, general and administrative expenses	7.6	12.4	28.8	35.3

	£16.8	£21.7	£56.7	£65.2

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

Our revenue generating activities are subject to Value Added Tax, or VAT. During the second quarter of 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the second quarter of 2011 and £77.6 million of which is included in interest income and other, net in the condensed consolidated statement of operations for the nine months ended September 30, 2011.

Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £26.2 million as of September 30, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2012.

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

The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the three and nine month periods ended September 30, 2011 and 2010 (in millions):

	Three months ended September 30, 2011		Three months ended September 30, 2010
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£846.0	£493.5	£826.2	£500.9
Business	154.0	90.1	152.2	89.1

Subtotal	1,000.0	583.6	978.4	590.0

Companies not consolidated in VMIH and VMIL	(25.6)		(25.6)

Total	£974.4		£952.8

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£2,503.8	£1,473.0	£2,427.2	£1,470.8
Business	464.3	274.5	444.8	252.8

Subtotal	2,968.1	1,747.5	2,872.0	1,723.6

Companies not consolidated in VMIH and VMIL	(76.3)		(76.0)

Total	£2,891.8		£2,796.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Industry Segments (continued)

The reconciliation of total segment contribution to consolidated operating income and net loss for VMIH and VMIL is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total segment contribution	£583.6	£590.0	£1,747.5	£1,723.6
Other operating and corporate costs	185.3	202.7	581.0	617.0
Restructuring and other charges	6.2	4.5	7.7	11.4
Depreciation	235.6	244.4	694.6	733.4
Amortization	28.1	36.7	90.3	110.9
Operating profit (loss) of subsidiaries not consolidated in either of the companies	3.1	(1.8)	2.8	(6.3)

Consolidated operating income	125.3	103.5	371.1	257.2
Other income (expense)
Interest expense (1)	(97.5)	(118.3)	(312.0)	(360.4)
Loss on extinguishment of debt	(2.8)	0.0	(31.7)	(70.0)
Share of income from equity investments	3.6	6.7	18.6	21.4
Loss on disposal of equity investments	(8.0)	0.0	(8.0)	0.0
Loss on derivative instruments	(5.7)	(24.7)	(1.7)	(52.9)
Foreign currency (losses) gains	(9.2)	43.1	0.4	(34.8)
Interest income and other, net (2)	2.8	3.0	90.5	11.1
Income tax benefit (expense)	1.1	17.3	(16.0)	34.6

Income (loss) from continuing operations	9.6	30.6	111.2	(193.8)
Income (loss) from discontinued operations, net of tax	0.0	14.2	(1.2)	25.7

Net income (loss)	£9.6	£44.8	£110.0	£(168.1)

(1)	Interest expense represents the total of interest expense and interest expense to group companies.
(2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 30, 2011, we completed the disposition of our 50% interest in the UKTV companies to a subsidiary of Scripps Networks Interactive, Inc. UKTV is one of the U.K.’s leading multi-channel television programming groups.

Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations. We have two reporting segments, Consumer and Business, as described below.

•

Consumer: Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations provided through Virgin Mobile.

•

Business: Our Business segment includes the voice and data telecommunication and internet solutions services we provide through Virgin Media Business to businesses, public sector organizations and service providers.

Our revenue by segment for the nine months ended September 30, 2011 and 2010 was as follows (in millions):

	Nine months ended September 30,
	2011		2010
Consumer Segment	£2,503.8	84.4%	£2,427.2	84.5%
Business Segment	464.3	15.6	444.8	15.5

	£2,968.1	100.0%	£2,872.0	100.0%

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

Mobile ARPU. Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, rather than lower lifetime value prepay customers, particularly through cross-selling to our cable customer base. Consequently, the number of prepay customers is expected to continue to decline in the remainder of 2011, along with prepay usage.

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

New Accounting Guidance

In September 2011, the Financial Accounting Standards Board, or FASB, issued guidance permitting companies to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We adopted this guidance effective October 1, 2011 and will apply it to the performance of our annual goodwill impairment test.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Revenue

For the three months ended September 30, 2011, revenue increased by 2.2% to £1,000.0 million from £978.4 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, revenue increased by 3.3% to £2,968.1 million from £2,872.0 million for the nine months ended September 30, 2010. The amount of revenue recognized in both our Consumer and Business segments increased for both the three and nine months ended September 30, 2011, as more fully described in our segment discussions below.

Operating Costs

Operating costs for the three and nine months ended September, 2011 and 2010 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Operating costs:
Consumer cost of sales	£261.4	£250.1	4.5%	£779.1	£731.8	6.5%
Business cost of sales	47.2	46.8	0.9	140.7	139.5	0.9
Network and other operating costs	93.1	98.7	(5.7)	282.9	295.2	(4.2)

Total operating costs	£401.7	£395.6	1.5%	£1,202.7	£1,166.5	3.1%

For the three months ended September 30, 2011, operating costs increased by 1.5% to £401.7 million from £395.6 million during the same period in 2010. For the nine months ended September 30, 2011, operating costs increased by 3.1% to £1,202.7 million from £1,166.5 million during the same period in 2010. The increase in operating costs for the three and nine months ended September 30, 2011 was primarily attributable to increased Consumer and Business segment cost of sales as a result of increased revenues in both segments, along with other factors described in greater detail in our segment discussions below. Network and other operating costs decreased in the three and nine months ended September 30, 2011 primarily due to a reduction in network related facilities costs of £7.9 million and £16.0 million, respectively, resulting from accrual adjustments in connection with a review of our property portfolio. As a result of these changes, operating costs as a percentage of revenue decreased to 40.2% for the three months ended September 30, 2011 from 40.4% for the three months ended September 30, 2010. Operating costs as a percentage of revenue decreased to 40.5% for the nine months ended September 30, 2011 from 40.6% for the nine months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Selling, general and administrative expenses:
Employee and outsourcing costs	£109.2	£112.8	(3.2)%	£343.1	£348.8	(1.6)%
Marketing costs	46.4	36.7	26.4	123.8	115.1	7.6
Facilities	14.3	15.9	(10.1)	42.1	48.8	(13.7)
Other	30.1	30.1	0.0	89.9	86.2	4.3

Total selling, general and administrative expenses	£200.0	£195.5	2.3%	£598.9	£598.9	0.0%

For the three months ended September 30, 2011, selling, general and administrative expenses increased by 2.3% to £200.0 million from £195.5 million for the three months ended September 30, 2010. The increase for the three months ended September 30, 2011 was primarily due to an increase in marketing costs, partially offset by lower employee and outsourcing costs and facilities costs. Marketing costs increased primarily as a result of increased marketing activity in connection with the launch of our TiVo services in the three months ended September 30, 2011. Employee and outsourcing costs decreased primarily as a result of reduced costs in relation to employee incentive programs and facilities costs decreased primarily as a result of a reduction in rent and related property costs resulting from accrual adjustments in connection with a review of our property portfolio.

Selling, general and administrative expenses remained unchanged at £598.9 million for the nine months ended September 30, 2011 and September 30, 2010. Marketing costs for the nine months ended September 30, 2011 increased primarily as a result of increased marketing activity, mainly in connection with the launch of our TiVo services, and other costs increased primarily due to higher bad debt expense. Employee and outsourcing costs for the nine months ended September 30, 2011 decreased primarily as a result of reduced costs in relation to employee incentive programs. The decrease in facilities costs for the nine months ended September 30, 2011 was primarily as a result of a reduction in rent and related property costs resulting from accrual adjustments in connection with a review of our property portfolio.

Restructuring and Other Charges

Restructuring and other charges were £6.2 million and £4.5 million in the three months ended September 30, 2011 and 2010, respectively and £7.7 million and £11.4 million in the nine months ended September 30, 2011 and 2010, respectively. For the three months and nine months ended September 30, 2011 and September 30, 2010 the charge related primarily to involuntary employee termination costs and contract exit costs in connection with the restructuring program initiated in the fourth quarter of 2008.

Depreciation Expense

For the three months ended September 30, 2011, depreciation expense decreased by 3.6% to £235.6 million from £244.4 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, depreciation expense decreased by 5.3% to £694.6 million from £733.4 million for the nine months ended September 30, 2010. The decrease in depreciation expense in both periods was primarily a result of fixed assets becoming fully depreciated, partially offset by depreciation in respect of new fixed assets.

Amortization Expense

For the three months ended September 30, 2011, amortization expense decreased to £28.1 million from £36.7 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, amortization expense decreased to £90.3 million from £110.9 million for the nine months ended September 30, 2010. The decline in amortization expense in both periods was primarily attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2011.

Interest Expense

For the three months ended September 30, 2011, interest expense decreased to £107.6 million from £118.2 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, interest expense decreased to £335.3 million from £359.1 million for the nine months ended September 30, 2010. The decrease in both periods was primarily due to a reduction in the level of debt and lower borrowing costs on our debt along with the effect of interest and cross currency rate swaps designated as accounting hedges.

We paid cash interest of £88.9 million for the three months ended September 30, 2011 and £83.3 million for the three months ended September 30, 2010. This increase was primarily as a result of differences in the timing of interest payments on our senior credit facility and senior notes due to refinancing activity undertaken during the year ended December 31, 2010 and the nine months ended September 30, 2011, partially offset by the lower level of debt at lower average interest rates during the quarter.

We paid cash interest of £324.5 million for the nine months ended September 30, 2011 and £331.4 million for the nine months ended September 30, 2010. This decrease was primarily as a result of a lower level of debt at lower average interest rates during the nine months ended September 30, 2011 along with differences in the timing of interest payments on our senior credit facility and senior notes due to refinancing activity undertaken during the year ended December 31, 2010 and the nine months ended September 30, 2011.

Loss on Extinguishment of Debt

The loss on extinguishment of debt was £18.3 million and £47.2 million for the three and nine months ended September 30, 2011. The loss on extinguishment of debt for the three and nine months ended September 30, 2011 related to the write-off of deferred financing costs resulting from the repayments of our senior credit facility from the net proceeds of the senior secured notes issued on March 3, 2011, the refinancing of our senior credit facility on May 20, 2011 and the redemption of our senior notes on July 26, 2011, along with the redemption premium paid in respect to our senior notes on July 26, 2011.

The loss on extinguishment of debt of £70.0 million for the nine months ended September 30, 2010 primarily related to the write-off of deferred financing costs resulting from repayments of our previous senior credit facility from the net proceeds of the senior secured notes issued on January 19, 2010, and the senior credit facility entered into on April 22, 2010, along with the redemption premium paid in respect to our senior notes redeemed on May 12, 2010.

Share of Income from Equity Investments

For the three and nine months ended September 30, 2011, share of income from equity investments was £3.6 million and £18.6 million, respectively, as compared with income of £6.7 million, and £21.4 million for the same respective periods in 2010. The share of income from equity investments in the three and nine months ended September 30, 2011 and 2010 was our proportionate share of the income earned by UKTV.

Loss on disposal of Equity Investments

For the three and nine months ended September 30, 2011, the loss on disposal of equity investments was £8.0 million. The loss related to the disposal of our share in the UKTV companies.

Loss on Derivative Instruments

The loss on derivative instruments of £59.3 million in the three months ended September 30, 2011 was primarily driven by the loss on the conversion hedges as a result of a decrease in the price of our common stock and an increase in the amount of the counterparty credit risk adjustment used in the calculation of the fair values of the conversion hedges. The loss on derivative instruments of £24.7 million in the three months ended September 30, 2010 was mainly driven by losses on economic hedges resulting from the pound sterling strengthening against the U.S. dollar.

The loss on derivative instruments of £40.5 million in the nine months ended September 30, 2011 was primarily driven by the loss on the conversion hedges as a result of a decrease in the price of our common stock and an increase in the amount of the counterparty credit risk adjustment used in the calculation of the fair values of the conversion hedges, and losses on derivative instruments resulting from a fall in interest rates, partially offset by the reclassification of gains of £31.1 million on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments. The loss on derivative instruments of £52.9 million in the nine months ended September 30, 2010 was mainly driven by the reclassification of losses on derivative contracts previously designated as accounting hedges from accumulated other comprehensive income to earnings along with payments made to settle euro derivatives in connection with the repayment of our old senior credit facility and senior notes, partially offset by gains on economic hedges resulting from the pound sterling weakening against the U.S. dollar.

Foreign Currency (Losses) Gains

The foreign currency losses of £13.0 million in the three months ended September 30, 2011 were primarily due to the weakening of the pound sterling relative to the U.S. dollar. The foreign currency gains of £0.8 million in the nine months ended September 30, 2011, were primarily due to related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019, offset by the weakening of the pound sterling relative to the U.S. dollar since the issuance of our senior secured notes due 2021 in March 2011.

The foreign currency gains of £43.6 million in the three months ended September 30, 2010 were primarily due to the strengthening of the pound sterling relative to the U.S. dollar and related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019. The foreign currency losses of £33.9 million in the nine months ended September 30, 2010 were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on our convertible senior notes and the U.S. dollar denominated tranches under our old senior credit facility, partially offset by remeasurement gains on our U.S. dollar denominated senior notes due 2019.

Interest Income and Other, Net

The interest income and other, net, of £83.8 million in the nine months ended September 30, 2011, was primarily due to the £77.6 million recognized in the consolidated statement of operations during the second quarter following the agreement with the U.K. tax authorities regarding the Value Added Tax, or VAT, treatment of certain of our revenue generating activities and a related refund. The remaining balance of interest income and other, net received in the nine months ended September 30, 2011, is primarily in respect of bank and other external interest income earned on our cash and cash equivalents. The interest income and other, net received in the three months ended September 30, 2011 and the three and nine months ended September 30, 2010, is primarily in respect of bank and other external interest income earned on our cash and cash equivalents.

Income Tax (Expense) Benefit

For the three months ended September 30, 2011 the income tax expense was £0.1 million and for the nine months ended September 30, 2011, the income tax expense was £17.2 million, as compared with income tax benefit of £17.7 million and £34.7 million for the same respective periods in 2010. The income tax expense for the nine months ended September 30, 2011 related primarily to a reclassification of tax effects associated with gains on certain of our hedging instruments from accumulated other comprehensive income, partially offset by consortium tax relief receivable from our joint venture operations. The income tax benefit for the three and nine months ended September 30, 2010 related primarily to amounts recognized in discontinued operations and other comprehensive income along with consortium tax relief receivable from our joint venture operations.

Net (Loss) Income from Continuing Operations

For the three months ended September 30, 2011, the net loss from continuing operations was £73.8 million and for the nine months ended September 30, 2011 the net income from continuing operations was £28.9 million, compared with net income of £27.6 million and a net loss of £204.2 million respectively for the same periods in 2010, due to the factors discussed above.

Basic (Loss) Income from Continuing Operations per Share

Basic loss from continuing operations per share for the three months ended September 30, 2011 was £0.24 compared to £0.08 for the three months ended September 30, 2010. Basic (loss) income from continuing operations per share is computed using a weighted average of 310.4 million shares outstanding in the three months ended September 30, 2011 and a weighted average of 325.6 million shares outstanding for the same period in 2010.

Basic net income from continuing operations per share for the nine months ended September 30, 2011 was £0.09 compared to a basic net loss per share of £0.62 for the nine months ended September 30, 2010. Basic income (loss) from continuing operations per share is computed using a weighted average of 315.5 million shares outstanding in the nine months ended September 30, 2011 and a weighted average of 328.7 million shares outstanding for the same period in 2010.

Segmental Results of Operations from Continuing Operations for the Three and Nine Months Ended September 30, 2011 and 2010

A description of the products and services, as well as financial data, for each segment can be found in note 12 to Virgin Media’s condensed consolidated financial statements.

The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of September 30, 2011. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Consumer Segment

The summary combined results of operations of our Consumer segment for the three and nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2011	2010		2011	2010
Revenue	£846.0	£826.2	2.4%	£2,503.8	£2,427.2	3.2%
Segment contribution	493.5	500.9	(1.5)	1,473.0	1,470.8	0.1

Revenue

Our Consumer segment revenue for the three and nine months ended September 30, 2011 and 2010 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2011	2010		2011	2010
Revenue:
Cable	£685.0	£662.6	3.4%	£2,033.3	£1,959.0	3.8%
Mobile(1)	141.2	143.5	(1.6)	410.7	411.7	(0.2)
Non-cable	19.8	20.1	(1.5)	59.8	56.5	5.8

Total revenue	£846.0	£826.2	2.4%	£2,503.8	£2,427.2	3.2%

(1)	Includes equipment revenue stated net of discounts earned through service usage.

For the three months ended September 30, 2011, revenue from our Consumer segment customers increased by 2.4% to £846.0 million from revenue of £826.2 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, revenue from our Consumer segment customers increased by 3.2% to £2,503.8 million from revenue of £2,427.2 million for the nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 was primarily due to an increase in revenue from our cable product offerings, partially offset by lower revenue from our mobile and non-cable product offerings. The increase for the nine months ended September 30, 2011 was primarily due to an increase in revenue from our cable product offerings and, to a lesser extent, increased revenue from our non-cable product offerings.

For the three months ended September 30, 2011, cable revenue increased to £685.0 million from £662.6 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, cable revenue increased to £2,033.3 million from £1,959.0 million for the nine months ended September 30, 2010. The increase in cable revenue for the three and nine months ended September 30, 2011 was primarily due to selective price increases and successful up-selling and cross-selling to our existing customer base, partially offset by a continued decline in fixed line telephony usage along with higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Cable ARPU increased to £47.86 for the three months ended September 30, 2011 from £46.38 for the three months ended September 30, 2010. The increase in cable ARPU was due in part to selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and price discounting. Cable products per customer remained relatively flat at 2.50 at September 30, 2011 as compared to 2.49 at September 30, 2010, and “triple-play” penetration grew to 63.8% at September 30, 2011 from 62.7% at September 30, 2010. A triple-play customer is a customer who subscribes to our cable television, broadband and fixed line telephone services.

For the three months ended September 30, 2011, mobile revenue decreased to £141.2 million from £143.5 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, mobile revenue decreased to £410.7 million from £411.7 million for the nine months ended September 30, 2010. The decrease in revenue for the three and nine months ended September 30, 2011 was primarily attributable to the regulated change in mobile termination rates, which reduced inbound revenue and a decline in the number of prepay customers, partially offset by an increase in service revenues, mainly driven by increased contract revenue.

Mobile ARPU increased to £15.22 for the three months ended September 30, 2011 from £15.01 for the three months ended September 30, 2010. The increase was primarily due to an increased proportion of higher value contract customers relative to the total number of mobile customers, which rose to 47.6% at September 30, 2011 from 37.6% at September 30, 2010, partially offset by a fall in revenue due to the regulated change in mobile termination rates.

Non-cable revenue for the three months ended September 30, 2011 decreased to £19.8 million from £20.1 million for the three months ended September 30, 2010. Non-cable revenue for the nine months ended September 30, 2011 increased to £59.8 million from £56.5 million for the nine months ended September 30, 2010. Revenue for the three months ended September 30, 2011 decreased as a result of a decline in the number of customers primarily due to increased competition. Revenue for the nine months ended September 30, 2011 increased primarily due to the increase in the number of total products taken by customers over the period compared to the three months ended September 30, 2010.

Consumer Segment Contribution

For the three months ended September 30, 2011, Consumer segment contribution decreased to £493.5 million from £500.9 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Consumer segment contribution increased to £1,473.0 million from £1,470.8 million for the nine months ended September 30, 2010. The decrease for the three months ended September 30, 2011 was primarily due to an increase in the marketing costs incurred by the Consumer segment. The increase for the nine months ended September 30, 2011 was primarily due to the increase in Consumer revenue, as described above, partially offset by higher Consumer cost of sales primarily due to the higher cost of high definition, or HD, content in our TV package as well as higher mobile equipment costs and higher telephony interconnect costs.

Summary Cable Statistics

Selected statistics for our cable customers for the three months ended September 30, 2011 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our cable operations. Our net additions or disconnections is the difference between our gross customer additions and disconnections for the period. For the three months ended September 30, 2011 we had net additions of 6,300 customers. The reduction to net additions in the three months ended September 30, 2011, from the three months ended September 30, 2010 was primarily the result of higher customer churn, offset by an increase in gross additions. Customer churn increased to 1.7% in the three months ended September 30, 2011 from 1.6% in the three months ended September 30, 2010 primarily due to competitive and economic factors. The total number of cable products grew to 11,976,000 at September 30, 2011 from 11,897,500 at September 30, 2010, representing a net increase in products of 78,500. Between September 30, 2010 and September 30, 2011, the number of cable customers increased by 7,600.

	Three months ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
Opening customers	4,784,300		4,820,300		4,800,100		4,783,000		4,768,900
Customer additions	243,700		169,800		191,800		206,600		236,000
Customer disconnections (1)	(237,400)		(205,800)		(171,600)		(189,500)		(221,900)

Net customer additions (disconnections)	6,300		(36,000)		20,200		17,100		14,100

Closing customers	4,790,600		4,784,300		4,820,300		4,800,100		4,783,000
Cable churn (2)	1.7%		1.4%		1.2%		1.3%		1.6%
Cable products:
Television	3,762,100		3,767,700		3,788,900		3,778,800		3,766,700
DTV (included in Television)	3,749,600		3,753,900		3,772,300		3,759,600		3,745,900
ATV (included in Television)	12,500		13,800		16,600		19,200		20,800
Telephone	4,141,000		4,155,000		4,180,900		4,161,700		4,161,000
Broadband	4,072,900		4,048,600		4,061,200		4,011,100		3,969,800
Total cable products	11,976,000		11,971,300		12,031,000		11,951,600		11,897,500

Cable products/Customer	2.50	x	2.50	x	2.50	x	2.49	x	2.49	x
Triple-play penetration	63.8%		63.8%		63.4%		63.0%		62.7%
Cable Average Revenue Per User (3)	£47.86		£47.35		£46.16		£47.51		£46.38
Cable ARPU calculation:
Cable revenue (millions)	£685.0		£682.3		£666.0		£682.8		£662.6
Average customers	4,771,500		4,802,600		4,809,000		4,790,000		4,763,400

(1)	During the second half of 2010, we reviewed our credit and collections reporting processes and aligned the way we measure disconnections with our underlying operational process. As a result, we estimate that reported gross disconnects decreased by 6,300 customers, representing 15,300 products and 4,600 customers, representing 11,000 products, during the third and fourth quarters of 2010, respectively.
(2)	Cable churn is calculated by taking the total cable customer disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of cable customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter. The average number of cable customers during the month is calculated by adding the number of customers at the start of the month and at the end of the month and dividing by two.
(3)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from customers using our virginmedia.com website, by the average number of customers directly connected to our network in that period divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Mobile Statistics

Selected statistics for our mobile customers for the three months ended September 30, 2011 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our mobile operations. Between September 30, 2010 and September 30, 2011, the number of mobile customers decreased by a net 78,700. Contract customer gains of 266,700 were offset by net losses of 345,400 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels, migrating prepay customers to contracts and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy of migrating prepay customers to contracts due to lower churn, higher ARPU and higher overall lifetime value of contract customers.

	Three months ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Contract mobile customers (1):
Opening contract mobile customers	1,346,600	1,263,400	1,210,800	1,154,700	1,097,200
Net contract mobile customer additions	74,800	83,200	52,600	56,100	57,500

Closing contract mobile customers	1,421,400	1,346,600	1,263,400	1,210,800	1,154,700

Prepay mobile customers (1):
Opening prepay mobile customers	1,705,200	1,737,800	1,858,100	1,912,300	1,976,200
Net prepay mobile customer disconnections	(138,300)	(32,600)	(120,300)	(54,200)	(63,900)

Closing prepay mobile customers	1,566,900	1,705,200	1,737,800	1,858,100	1,912,300

Total closing mobile customers: (1)	2,988,300	3,051,800	3,001,200	3,068,900	3,067,000

Mobile average revenue per user (2)	£15.22	£14.27	£14.70	£15.16	£15.01

Mobile ARPU calculation:
Mobile service revenue (millions)	£138.1	£129.3	£133.4	£138.7	£138.6
Average mobile customers	3,013,000	3,022,500	3,023,800	3,050,000	3,077,700

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract for a minimum 30-day period and have not been disconnected. Contract mobile customers represent the number of contracts relating to either a mobile service or a mobile broadband service.
(2)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Non-cable Statistics

Selected statistics for our residential customers that are not connected directly to our cable network, or non-cable customers, for the three months ended September 30, 2011 as well as for the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our non-cable operations. Between September 30, 2010 and September 30, 2011 the total number of non-cable products decreased by 3,900 primarily due to increased competition in the market.

	Three months ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Opening customers	266,400	272,700	276,700	274,000	272,600
Net customer (disconnections) additions	(5,100)	(6,300)	(4,000)	2,700	1,400

Closing customers	261,300	266,400	272,700	276,700	274,000

Opening Non-cable products:
Telephone	169,000	170,700	169,600	161,200	154,400
Broadband	265,900	271,400	275,900	273,100	271,800

	434,900	442,100	445,500	434,300	426,200

Net Non-cable product (disconnections) additions:
Telephone	700	(1,700)	1,100	8,400	6,800
Broadband	(5,200)	(5,500)	(4,500)	2,800	1,300

	(4,500)	(7,200)	(3,400)	11,200	8,100

Closing Non-cable products:
Telephone	169,700	169,000	170,700	169,600	161,200
Broadband	260,700	265,900	271,400	275,900	273,100

	430,400	434,900	442,100	445,500	434,300

Business Segment

Revenue

The summary combined results of operations of our Business segment for the three and nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Revenue	£154.0	£152.2	1.2%	£464.3	£444.8	4.4%
Segment contribution	90.1	89.1	1.2	274.5	252.8	8.6

Our Business segment revenue for the three and nine months ended September 30, 2011 and 2010 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Revenue:
Retail:
Data	£69.4	£61.1	13.6%	£203.5	£179.1	13.6%
Voice	37.7	41.2	(8.5)	114.4	123.6	(7.4)
LAN Solutions and other	9.5	9.3	2.2	27.8	25.2	10.3

	£116.6	£111.6	4.5	£345.7	327.9	5.4

Wholesale:
Data	33.4	34.9	(4.3)	107.6	99.2	8.5
Voice	4.0	5.7	(29.8)	11.0	17.7	(37.9)

	£37.4	£40.6	(7.9)	£118.6	£116.9	1.5

Total revenue	£154.0	£152.2	1.2%	£464.3	£444.8	4.4%

For the three months ended September 30, 2011, revenue from business customers increased by 1.2% to £154.0 million from £152.2 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, revenue from business customers increased by 4.4% to £464.3 million from £444.8 million for the nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 was primarily attributable to an increase in retail data revenue, partially offset by declines in retail voice, wholesale data and wholesale voice revenues. The increase for the nine months ended September 30, 2011 was primarily attributable to an increase in retail and wholesale data revenue along with an increase in LAN solutions and other revenue, partially offset by a fall in retail and wholesale voice revenues.

Retail data revenue represented 59.5% of the retail business revenue for the three months ended September 30, 2011 compared with 54.7% for the three months ended September 30, 2010. Retail data revenue represented 58.9% of the retail business revenue for the nine months ended September 30, 2011 compared with 54.6% for the nine months ended September 30, 2010. Retail data revenue increased in the three and nine months ended September 30, 2011 compared with the same periods in 2010 as a result of increased install activity growing rental revenue and our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing data market.

Retail voice revenue decreased by 8.5% to £37.7 million in the three months ended September 30, 2011 as compared to £41.2 million in the three months ended September 30, 2010. Retail voice revenue decreased by 7.4% to £114.4 million in the nine months ended September 30, 2011 as compared to £123.6 million in the nine months ended September 30, 2010. The decrease in retail voice revenue is principally as a result of declining telephone usage and, to a lesser extent, a decline in rental and install revenues.

LAN solutions and other revenue increased by 2.2% to £9.5 million in the three months ended September 30, 2011 as compared to £9.3 million in the three months ended September 30, 2010. LAN solutions and other revenue increased by 10.3% to £27.8 million in the nine months ended September 30, 2011 as compared to £25.2 million in the nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 was primarily due to growth in equipment and LAN project revenues.

Wholesale revenue decreased by 7.9% to £37.4 million in the three months ended September 30, 2011 as compared to £40.6 million in the three months ended September 30, 2010. Wholesale revenue increased by 1.5% to £118.6 million in the nine months ended September 30, 2011 as compared to £116.9 million in the nine months ended September 30, 2010. The decrease in revenue for the three months ended September 30, 2011 was due to the continued decline in wholesale voice revenues, due to reduced rates and usage, and the decline in wholesale data revenue due to circuit disconnections. The increase in wholesale revenue for the nine months ended September 30, 2011 is primarily due to increased usage of our network by wholesale data customers, partially offset by reduced wholesale voice revenues.

Business Segment Contribution

For the three months ended September 30, 2011, Business segment contribution increased to £90.1 million from £89.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, Business segment contribution increased to £274.5 million from £252.8 million for the nine months ended September 30, 2010. The increase in segment contribution for the three months ended September 30, 2011 is primarily due to high margin data revenues replacing lower margin voice revenues, combined with reduced retail voice cost of sales due to a reduction in mobile termination rates. The increase in segment contribution in the nine months ended September 30, 2011 as compared with the same period in 2010 was due primarily to the higher revenue as described above.

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

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter we increased the 2010 capital optimization program to permit the full redemption of the $550 million 9.125% senior notes due 2016, which occurred on July 26, 2011. On July 27, 2011, we announced a new capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our new capital structure optimization program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. Our capital structure optimization programs may be effected through open market, privately negotiated and / or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies to Southbank Media Limited, an indirect subsidiary of Scripps Networks Interactive, Inc.

During the three months ended September 30, 2011, we repurchased 5.1 million shares of common stock in connection with the 2011 capital structure optimization program, at an average purchase price per share of $24.85 ($126.9 million, or £77.6 million, in aggregate), through open market repurchases. During the three months ended September 30, 2010, we repurchased 9.3 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $20.78 ($194.0 million in aggregate), through open market repurchases.

During the nine months ended September 30, 2011, we repurchased 12.0 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $28.83 ($345.5 million in aggregate), through open market repurchases, and we repurchased 5.1 million shares of common stock in connection with the 2011 capital structure optimization program, at an average purchase price per share of $24.85 ($126.9 million in aggregate), through open market repurchases. During the nine months ended September 30, 2010, we repurchased 9.3 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $20.78 ($194.0 million in aggregate), through open market repurchases.

On September 8, 2011, we entered into an agreement with a counterparty to effect a $250.0 million (£156.6 million) capped accelerated stock repurchase (ASR). We will repurchase shares in the ASR program as part of the 2011 capital structure optimization program. We received approximately 7.3 million shares of common stock on September 13, 2011 and approximately 1.8 million shares of common stock on September 22, 2011, all of which were cancelled. The specific number of shares that we will ultimately repurchase in the ASR program will be based generally on the daily volume-weighted average share price of our common stock over the duration of the ASR program, subject to a cap provision that establishes a minimum number of repurchased shares. The final settlement of the repurchase contemplated by the ASR program is to occur no later than December 8, 2011, although the completion date may be accelerated at the option of the counterparty or, under certain circumstances, extended. At settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from the counterparty, or, under certain limited circumstances, we may be required to deliver shares or make a cash payment (at our option) to the counterparty. All of the repurchased shares will be held in treasury or cancelled. For further details relating to the ASR Program, please see Form 8-K of Virgin Media Inc., as filed with the SEC on September 8, 2011.

The shares of common stock acquired in connection with both the 2010 and 2011 capital structure optimization programs were cancelled. As at September 30, 2011, the remaining amount authorized for stock repurchases under the 2011 capital structure optimization program was £390.3 million.

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

On March 3, 2011, our wholly owned subsidiary, Virgin Media Secured Finance PLC, issued $500 million aggregate principal amount of 5.25% senior secured notes due 2021 and £650 million aggregate principal amount of 5.50% senior secured notes due 2021. The senior secured notes due 2021 rank pari passu with our senior credit facility and senior secured notes due 2018 and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility and senior secured notes due 2018. We used the net proceeds from the senior secured notes due 2021 to make repayments totaling £900 million under our senior credit facility and for general corporate purposes. On September 8, 2011, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2021 which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $499,870,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated outstanding notes and £650,000,000 aggregate principal amount, or 100% of the original sterling denominated outstanding notes, for an equivalent amount of newly issued senior secured notes due 2021. Holders of the original senior secured notes due 2021 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original notes issuance in March 2011. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on July 20, 2011.

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using £355.8 million of cash from our balance sheet as part of our 2010 capital structure optimization program. For more information, see “-Senior Notes” below.

We may opportunistically access the loan and debt markets in order to extend debt maturities and seek improved debt terms.

As of September 30, 2011, we had £5,829.4 million of debt outstanding, compared to £6,020.4 million as of December 31, 2010 and £5,983.3 million as of September 30, 2010, and £438.3 million of cash and cash equivalents, compared to £479.5 million as of December 31, 2010 and £609.8 million as of September 30, 2010. The decrease in debt since both September 30, 2010 and December 31, 2010 is principally due to the redemption of the $550 million 9.125% senior notes due 2016 using cash.

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

Our cash balance of £438.3 million as of September 30, 2011 is held in a combination of short term bank deposits, money market funds and bank accounts that have a duration to maturity between overnight and up to three months. Our bank accounts are held with major financial institutions and, as part of our cash management process we perform regular evaluations of the credit standing of these institutions using a range of metrics.

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, cash provided by operating activities increased to £854.7 million from £772.3 million for the nine months ended September 30, 2010. This increase was primarily attributable to the improvement in operating results. For the nine months ended September 30, 2011, cash paid for interest, exclusive of amounts capitalized, decreased to £324.5 million from £331.4 million during the same period in 2010. This decrease was primarily as a result of a lower level of debt at lower average interest rates during the nine months ended September 30, 2011 along with differences in the timing of interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result of refinancing activity undertaken during the year ended December 31, 2010 and the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, cash used in investing activities was £140.7 million compared with cash used in investing activities of £264.9 million for the nine months ended September 30, 2010. The cash used in investing activities in the nine months ended September 30, 2011 principally represented purchases of fixed assets and the acquisition of the non-controlling interest in a consolidated subsidiary during the period, partially offset by the proceeds received from the sale of our equity accounted investment in the UKTV companies and the related principal repayment on loans to equity investments. The cash used in investing activities in the nine months ended September 30, 2010 principally represented purchases of fixed assets partially offset by the proceeds received from the sale of Virgin Media TV and the proceeds from the disposal of 42 properties. Purchases of fixed and intangible assets increased to £479.3 million for the nine months ended September 30, 2011 from £478.0 million for the same period in 2010 primarily due increased payments in respect to the timing of payments to suppliers partially offset by reduced spend on consumer premise equipment (CPE). As we began the roll-out of our new TiVo service, the initial phase of set top boxes was financed using operating leases from one of our suppliers and as a result the cost of these boxes was not included within purchases of fixed and intangible assets.

Cash used in financing activities for the nine months ended September 30, 2011 was £742.0 million compared to cash used in financing activities of £292.4 million for the nine months ended September 30, 2010. Cash used in financing activities for the nine months ended September 30, 2011 was primarily for principal payments on long term debt and repurchases of common stock, partially offset by new debt issuances and the proceeds from the settlement of cross currency interest rate swaps. Cash used in financing activities for the nine months ended September 30, 2010, was primarily for principal payments on long term debt and repurchases of common stock, partially offset by new debt issuances.

Senior Credit Facility

On March 16, 2010, we entered into a senior facilities agreement (as amended and restated on March 26, 2010, February 15, 2011 and May 27, 2011), or the Senior Facilities Agreement, under which Deutsche Bank AG, London Branch, BNP Paribas London Branch, Bank of America, N.A., Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs Lending Partners LLC, J.P. Morgan Chase Bank, N.A. London Branch, Lloyds TSB Bank plc, The Royal Bank of Scotland plc and UBS Limited agreed to make available to certain subsidiaries of the Company a term loan A facility, or Tranche A, and a revolving credit facility, or RCF. On April 12, 2010, a term loan B facility, or Tranche B was added to the Senior Facilities Agreement by way of an accession deed between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch. Tranche B was syndicated to a group of lenders.

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

On May 20, 2011, we entered into two new additional facilities under the senior credit facility with Deutsche Bank AG, London Branch, BNP Paribas London Branch, Bank of America, N.A., Credit Agricole Corporate and Investment Bank, Goldman Sachs International Bank, HSBC Bank plc, JP Morgan Chase Bank, N.A. London Branch, Lloyds TSB Bank plc, The Royal Bank of Scotland plc and UBS Limited, including an additional revolving facility with total commitments of £450 million, which replaced the then existing £250 million revolving facility and an additional term facility with commitments of £750 million which was used to prepay in full Tranches A and B. We used £25 million of existing cash on hand to reduce the loan balance. In addition, on May 27, 2011, we effected certain amendments to the senior credit facility including, among other things: (i) amending the definition of additional high yield notes and high yield refinancings to permit high yield notes to be issued or refinanced through the Company, (ii) increasing the number of days in which the Company may elect to increase Lenders’ commitments following the cancellation of other Lenders’ commitments, (iii) amending provisions related to the Company’s ability to add additional facilities under the senior facilities agreement, (iv) shortening the required notice period for utilization requests, (v) require cash cover return to the Company under certain circumstances, (vi) remove the requirement to make mandatory prepayments of net proceeds, excess cash flow and equity proceeds, (vii) removing the prescriptive requirements to hedge particular exposures, (viii) giving greater freedom to obligors to create permitted types of security in favor of third parties over assets which would otherwise be required to be secured in favor of the Lenders, (ix) amending consent provisions to accelerate the time periods for obtaining Lender consents, and (x) removing certain other restrictive covenants.

As at September 30, 2011, our senior credit facility has an aggregate outstanding principal amount of £750 million, and the revolving credit facility has an aggregate outstanding principal amount of £450 million. On September 12, 2011 we borrowed £50 million under the revolving credit facility. This was repaid on October 12, 2011. The proceeds from the senior credit facility may be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes.

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

Failure to meet these covenant levels would result in a default under our senior credit facility. As of September 30, 2011, we were in compliance with these covenants.

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

On March 3, 2011, Virgin Media Secured Finance PLC issued U.S. dollar denominated 5.25% senior secured notes due 2021 with a principal amount outstanding of $500 million and sterling denominated 5.50% senior secured notes due 2021 with a principal amount outstanding of £650 million, collectively, the senior secured notes due 2021. Interest is payable on the senior secured notes due 2021 on January 15 and July 15 each year, beginning on July 15, 2011. The net proceeds from the senior secured notes due 2021 were partly applied towards the prepayment of £532.5 million of the Tranche A outstanding under our senior credit facility and £367.5 million of the Tranche B Facility outstanding under our senior credit facility. The remainder of the net proceeds are being used for general corporate purposes. For further details relating to the senior secured notes due 2021, please see Virgin Media Inc.’s current report on Form 8-K, as filed with the SEC on March 3, 2011, which is incorporated herein by reference.

On September 8, 2011, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2021 which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $499,870,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated outstanding notes and £650,000,000 aggregate principal amount, or 100% of the original sterling denominated outstanding notes, for an equivalent amount of newly issued senior secured notes due 2021. Holders of the original senior secured notes due 2021 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original notes issuance in March 2011. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on July 20, 2011.

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

If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was met in the three months ended September 30, 2011. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the consolidated balance sheet as of September 30, 2011 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

Cash Dividends

During the year ended December 31, 2010 and the nine months ended September 30, 2011, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1

Nine months ended September 30, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9

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

Off-Balance Sheet Arrangements

As of September 30, 2011 and 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the U.S. Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

Other than the changes to our long term debt obligations, described in the Liquidity and Capital Resources section above, our contractual obligations and commercial commitments as of September 30, 2011 were not materially different to the contractual obligations disclosed in our 2010 Annual Report.

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

Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of September 30, 2011, £2,852.0 million, or 48.4%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £155.8 million, or 2.6%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

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

The following table provides information as of September 30, 2011 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,							Fair Value September 30, 2011
	2011	2012	2013	2014	2015	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$4,450.0	$4,450.0	$5,127.3
Average interest rate						7.522%
Average forward exchange rate						0.65

Euros
Fixed rate	—	—	—	—	—	€180.0	€180.0	€192.6
Average interest rate						9.500%
Average forward exchange rate						0.88

Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£1,973.1
Average interest rate						6.830%

Variable rate	£50.0	—	—	—	£750.0		£800.0	£800.0
Average interest rate	LIBOR				LIBOR
	plus				plus
	1.325%-1.825%				1.625%-2.125%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—		—	—	$2,950.0	$2,950.0	£32.0
Average forward exchange rate						0.61
Average sterling interest rate paid						8.79%

Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—		—	—	$500.0	$500.0	£34.8
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%

Receipt of U.S.Dollars (interest only)
Notional amount	—	—		—	—	$1,000.0	$1,000.0	£27.9
Average contract exchange rate						0.52
Average sterling interest rate paid						6.91%

Receipt of Euros (interest and principal)
Notional amount	—	—		—	—	€180.0	€180.0	£(8.3)
Average contract exchange rate						0.88
Average sterling interest rate paid						10.18%

Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	—	£600.0	£650.0	£1,250.0	£38.3
Average sterling interest rate paid					2.86%	LIBOR+1.84%
Sterling interest rate received					LIBOR	5.50%

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. For instance, the U.K. tax authorities have continued to challenge our VAT treatment of certain of our activities. Any challenge made could become subject to court proceedings. We currently expect an initial hearing on this matter to take place in 2012.

While we do not believe any of the litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our 2010 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share (in U.S. dollars)	Total Number of Share Purchases as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased under the 2010 Program (in Pounds Sterling millions) (1)	Approximate Value of Shares that May Yet be Purchased under the 2011 Program (in Pounds Sterling millions) (2)	Approximate Value of Shares that May Yet be Purchased under the 2010 and 2011 Programs (in Pounds Sterling millions) (1) (2)
January 1-31, 2011	—	$—	—	£213.5	£—	£213.5
February 1-28, 2011	350,000	$27.26	350,000	207.6	—	207.6
March 1-31, 2011	6,825,074	$27.09	6,825,074	93.5	—	93.5
April 1-30, 2011	—	$—	—	93.5	—	93.5
May 1-31, 2011	2,294,400	$31.43	2,294,400	49.3	—	49.3
June 1-30, 2011	2,515,000	$31.38	2,515,000	0.6	—	0.6
July 1-31, 2011	—	$—	—	0.6	625.0	625.6
August 1-31, 2011	4,583,400	$24.85	4,583,400	0.6	555.7	556.3
September 1-30, 2011 (3)	9,613,614	$24.26	9,613,614	0.6	390.8	391.4

Total	26,181,488	$26.45	26,181,488	£0.6	£390.8	£391.4

(1)	On July 28, 2010, we announced a capital structure optimization program expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. On March 4, 2011, we increased the capital optimization program to permit the full redemption of the 9.125% senior notes due 2016 on or before August 15, 2011. In the first half of 2011, the repurchases were made through open market transactions. The 2010 capital structure optimization program was completed in June 2011.
(2)	On July 27, 2011, we announced a new capital structure optimization program expected to include the application of, in aggregate, up to £850 million, in part towards repurchases of up to £625 million of our common stock until December 31, 2012 and in part towards transactions relating to our debt, including related derivative transactions. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies. In the third quarter of 2011, the repurchases were made through open market transactions and accelerated stock repurchase programs.
(3)	In September 2011 we paid $250 million under the ASR program as a part of our 2011 capital optimization program and received an initial delivery of 9.1 million shares. The average price paid per share is based on the fair market value of the shares that had been delivered at September 30, 2011. See note 8 to the condensed consolidated financial statements for further information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

EXHIBIT INDEX

Exhibit No.

3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.3	Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

3.4	Memorandum and Articles of Association of Virgin Media Investments Limited (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.1	Fourth Supplemental Indenture, dated as of February 18, 2011, among VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.2	Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2011).

4.3	Release of Note Guarantee, dated as of February 15, 2011, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.27 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.4	Release of Note Guarantee, dated as of February 18, 2011, among Virgin Media Secured Finance PLC, Telewest Communications Holdings Limited and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.28 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.5	Composite Debenture, dated as of February 18, 2011, made between VMWH Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.6	Scottish Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.7	English Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.8	Reaffirmation Agreement, dated as of March 3, 2011, among Virgin Media Inc., each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.9	Senior Facilities Agreement, dated March 16, 2010, as amended and restated on March 26, 2010, February 15, 2011 and May 20, 2011 among Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers, BNP Paribas London Branch, Deutsche Bank AG, London Branch, Crédit Agricole Corporate and Investment Bank, Goldman Sachs International, J.P. Morgan PLC, Lloyds TSB Corporate Markets, HSBC Bank plc, The Royal Bank of Scotland plc and UBS Limited as Bookrunners and Mandated Lead Arrangers, Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as Security Trustee and the financial and other institutions named in it as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 23, 2011).

4.10	Additional Facility Accession Deed (Term Facility), dated May 20, 2011, among Deutsche Bank AG, London Branch as Facility Agent, the financial and other institutions named in it as Additional Facility Lenders, Virgin Media Investment Holdings Limited, and, inter alia, Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 23, 2011).

4.11

Additional Facility Accession Deed (Revolving Facility), dated May 20, 2011, among Deutsche Bank AG, London Branch as Facility Agent, the financial and other institutions named in it as Additional Facility Lenders, Virgin Media Investment Holdings Limited, and, inter alia, Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 23, 2011).

10.1	Description of the 2011-2013 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.2	JSOP Trust Agreement dated as of January 28, 2011 between Virgin Media Inc. as grantor and Christiana Trust, a division of Wilmington Savings Fund Society, as trustee (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.3	Trustee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan dated as of January 28, 2011 between Virgin Media Inc. and Christiana Trust, a division of Wilmington Savings Fund Society (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.4	Form of Employee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.5	Form of Restricted Stock Unit Agreement (JSOP Supplementary Award) used for grants made under the Virgin Media Inc. Joint Share Ownership Plan (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.6	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.7	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.8	Form of Incentive Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.9	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.10	Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan and under the Joint Share Ownership Plan (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the

Securities and Exchange Commission on February 22, 2011).

10.11	Description of the Virgin Media Inc. 2011 Bonus Scheme (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.12	Amendment Letter, dated December 8, 2010, between Virgin Media Inc. and Neil A. Berkett relating to the Service Agreement, dated as of July 3, 2009 (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.13	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron. (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

10.14	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

10.15	Form of Supplemental Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 18, 2011).

10.16	Release Agreement, dated as of March 12, 2011, between Virgin Media Inc. and Bryan H. Hall. (Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

10.17	Service Agreement dated as of December 21, 2010 between Virgin Media Limited and Scott G. Dresser (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.18*	Agreement dated August 12, 2011 between Flextech Broadband Limited and Virgin Media Investment Holdings Limited and Southbank Limited and Scripps Networks Interactive, Inc. relating to the sale and purchase of 50 per cent. of the issued ordinary share capital of each of UK Channel Management Limited, UK Gold Holdings Limited, UKTV New Ventures Limited and 7.3 per cent of the issued ordinary share capital of UK Programme Distribution Limited.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.

Date: November 4, 2011	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: November 4, 2011	By:	/s/ EAMONN O’HARE Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: November 4, 2011	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: November 4, 2011	By:	/s/ EAMONN O’HARE Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: November 4, 2011	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: November 4, 2011	By:	/s/ EAMONN O’HARE Eamonn O’Hare Chief Financial Officer