Form 10-K
period 2011-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2012-02-21
CIK 1270400, 1322791, 1481423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(212) 906-8472

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2011 based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on such date, was $8,854,389,707.

As of February 14, 2012, there were 279,014,326 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

The Additional Registrants meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” in this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VIRGIN MEDIA INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “think,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include the following:

•	We operate in highly competitive markets which may lead to a decrease in our revenue, increased costs, customer churn or a reduction in the rate of customer acquisition

•	The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted

•	Our fixed line telephony revenue is declining and unlikely to improve

•

A failure in our network and information systems could significantly disrupt our operations, which could have a material adverse effects on those operations, our business, our results of operations and financial conditions

•	Unauthorized access to our network resulting in piracy could result in a loss of revenue

•	We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are sometimes reliant on them in a way which could economically disadvantage us

•	The “Virgin” brand is not under our control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards us as a licensee

•	Our inability to provide popular programming or to obtain it at a reasonable cost could potentially have a material adverse effect of the number of customers or reduce margins

•	Adverse economic developments could reduce customer spending for our TV, broadband, and telephony services and could therefore have a material adverse effect on our revenue

•	We are subject to currency and interest rate risks

•	We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks

•	Virgin Mobile relies on Everything Everywhere’s networks to carry its communications traffic

•	We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable networks

•

We are subject to significant regulation, and changes in the U.K. and EU laws, regulations or governmental policy affecting the conduct of our business may have a material adverse effect on our ability to set prices, enter new markets or control our costs

•

We may experience difficulties in providing our services efficiently to our customers whilst the London 2012 Olympic Games are taking place which may have a material adverse effect on our reputation and ability to retain our customers

•

We have substantial indebtedness which may have a material adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations

•	We may not be able to fund our debt service obligations in future

•	The covenants under our debt agreements place certain limitations on our ability to finance future operations and how we manage our business

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in this annual report on Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited, or VMIH, and

Virgin Media Investments Limited, or VMIL

VMIH is a company incorporated in England and Wales, with its registered office at Media House, Bartley Wood Business Park, Bartley Way, Hook, Hampshire, RG27 9UP, England. VMIH is a wholly-owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of the unsecured senior notes issued by Virgin Media Finance. VMIH’s guarantees of these notes are not deemed to be unconditional. Separate financial statements for VMIH have been included in this annual report pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. VMIH is also one of the guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC. VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media’s senior credit facility.

VMIL was formed on December 18, 2009, as a wholly-owned subsidiary of VMIH. On December 30, 2009, VMIL acceded as a senior subordinated guarantor of the unsecured senior notes issued by Virgin Media Finance, on the same terms as VMIH. As VMIL’s guarantees are not deemed to be unconditional, separate financial statements for VMIL have been included in this annual report pursuant to the rules and regulations of the SEC.

Unless otherwise indicated, the discussion contained in this report applies to VMIH and VMIL as well as Virgin Media.

Financial Information and Currency of Financial Statements

All of the financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States, or U.S., or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

Corporate Structure and Governance

Virgin Media Inc. is a Delaware corporation and its common stock is publicly traded in the United States on the NASDAQ Global Select Market and in the United Kingdom on the London Stock Exchange. On October 1, 2009 our common stock was admitted to the Official List of the United Kingdom Listing Authority and commenced secondary trading on the main market of the London Stock Exchange under the ticker symbol “VMED.” We did not issue any new common stock in connection with our London listing. The primary listing for the shares of our common stock is the NASDAQ Global Select Market.

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

Corporate Governance Statement

We are committed to maintaining high standards of corporate governance and complying with the corporate governance regime of the U.S. State of Delaware and the applicable rules of the NASDAQ Global Select Market, the London Stock Exchange and the SEC. Information relating to our board, committees, corporate governance codes and practices are available on our website at www.virginmedia.com/investors under the heading “Corporate Governance.”

PART I

ITEM 1. BUSINESS

Overview

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2011, we provided services to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 1.5 million prepay mobile customers and approximately 1.5 million contract mobile customers over third party networks. In addition, we provide a complete portfolio of voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K. through Virgin Media Business.

Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker, or CODM. These mechanisms enable us to evaluate segment performance, the availability of separate financial information and overall materiality considerations. We have two reporting segments, Consumer and Business, as described below:

•

Consumer (84.0% of our 2011 revenue): Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided over third party mobile networks

•

Business (16.0% of our 2011 revenue): Our Business segment includes the voice and data telecommunication and internet solutions services we provide through our cable network and third party networks to businesses, public sector organizations and service providers.

For financial and other information on our segments, refer to note 17 to the consolidated financial statements of Virgin Media Inc. included elsewhere in this annual report.

Recent Developments

Disposals

On September 30, 2011, we completed the disposition of our 50% interest in the UKTV companies to a subsidiary of Scripps Networks Interactive, Inc.

Launch of TiVo

In December 2010, we launched TiVo set-top boxes (with associated software, including middleware), following a strategic partnership with TiVo Inc., or TiVo, entered into in 2009 to develop a next generation set-top box which provides converged television and broadband internet capabilities. Under the agreement with TiVo, TiVo is the exclusive provider of user interface software for our next generation set-top boxes and we are the exclusive distributor of TiVo services and technology in the U.K. The TiVo system brings together television, on-demand and web services through a single set-top box and specialized content discovery and personalization tools. As of December 31, 2011, we had approximately 435,000 TiVo customers. The Virgin Media TV powered by TiVo service continues to be enhanced and rolled out to customers.

Financing

On February 15, 2011, we amended our senior credit facility to increase operational flexibility. On May 20, 2011, we entered into two new additional facilities under the senior credit facility. These consisted of an additional revolving facility with total commitments of £450 million, which replaced the previous £250 million revolving facility, and an additional term facility with commitments of £750 million which, together with £25 million of cash, was used to repay the loan balance from the previous term loan which consisted of a £467.5 million Tranche A and £307.5 million Tranche B. The maturity date of the facilities remains as June 30, 2015. Further changes to the senior credit facility to increase operational flexibility were also effected on May 27, 2011.

On March 3, 2011, our wholly owned subsidiary, Virgin Media Secured Finance PLC issued $500 million aggregate principal amount of 5.25% senior secured notes due 2021 and £650 million aggregate principal amount of 5.50% senior secured notes due 2021. Interest is payable on January 15 and July 15 each year, with the first payment having begun on July 15, 2011. The senior secured notes due 2021 rank pari passu with and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility and senior secured notes due 2018. We used the net proceeds to prepay £532.5 million of the then-existing Tranche A outstanding under our previous senior credit facility, thus eliminating scheduled amortization in 2011 through 2014, and £367.5 million of the then-existing Tranche B outstanding under our previous senior credit facility that was scheduled for payment in 2015. The remainder of the proceeds were used for general corporate purposes. On September 8, 2011, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2021 which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021 which have been registered under the U.S. Securities Act of 1933, as amended.

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using £355.8 million of cash from our balance sheet. We recognized a loss on extinguishment of £15.5 million as a result of this redemption.

For more information about our senior notes, senior secured notes and the senior credit facility, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.”

Capital Structure Optimization

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions, including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter of 2011, we increased the 2010 capital structure optimization program to permit the full redemption of the $550 million 9.125% senior notes due 2016, which occurred on July 26, 2011.

On July 27, 2011, we announced a new capital structure optimization program which includes the application of, in aggregate, up to £850 million until December 31, 2012. This new program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. On October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases by the end of 2012 from the proceeds of the sale of UKTV in addition to the £625 million under the new capital structure optimization program. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.

During the year ended December 31, 2011, we repurchased approximately 40.9 million shares of common stock at an average purchase price per share of $25.03 ($1,022.5 million in aggregate), of which approximately 17.1 million shares were repurchased through open market repurchases at an average purchase price per share of $27.64 ($472.5 million in aggregate) and approximately 23.8 million shares were repurchased through capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). Approximately 12.0 million shares of common stock were repurchased through open market repurchases under the 2010 capital structure optimization program at an average purchase price per share of $28.83 ($345.5 million in aggregate), and approximately 28.9 million shares of common stock were repurchased under the 2011 capital structure optimization program consisting of approximately 5.1 million shares under open market repurchases at an average purchase price per share of $24.86 ($127.0 million in aggregate) and approximately 23.8 million shares under capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). The capped accelerated stock repurchase programs under the 2011 capital structure optimization program were executed by entering into an agreement with a counterparty on September 8, 2011 to effect a $250.0 million (£156.6 million) capped accelerated stock repurchase program under which we received approximately 10.1 million shares of our common stock at an average purchase price per share of $24.71, and by entering into another agreement with the same counterparty on November 10, 2011 to effect a further $300.0 million (£188.0 million) capped accelerated stock repurchase program under which we received approximately 13.6 million shares of our common stock at an average purchase price per share of $21.99.

The shares of common stock acquired in connection with both the 2010 and 2011 capital structure optimization programs were cancelled.

Strategic Objectives

Our strategic objectives in 2012 revolve around maximizing our network infrastructure to offer differentiated products and services while retaining strong cost control and financial discipline. We will continue to enhance the connectivity and applications enjoyed by our cable customers and will seek to grow our Business segment revenues through a focus on managed data services.

Available Information and Website

Our principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and our telephone number is (212) 906-8472. Our U.K. headquarters are located in Hook, Hampshire, England. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the SEC’s website at www.sec.gov and on our website at www.virginmedia.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The investor relations section of our website can be accessed by going to www.virginmedia.com/investors. Our press releases which provide notice of upcoming presentations including the relevant dial-in-details where applicable are also provided on our website. The information on our website is not incorporated into our SEC filings.

Our Business

Our Cable Network Advantage

Our network infrastructure includes hybrid fiber coaxial cable, or HFC, with optical fiber deployed to street cabinets, and a twinned cable, consisting of both high-capacity coaxial cable and twisted copper-pair elements.

This extends from the street cabinet to the customer’s home within reach of our access network by direct connection to our cable network, allowing us to deliver high-speed broadband internet services without degradation over distance. We believe that this deep fiber access provides us with several competitive advantages in the areas served by our network. For instance, our cable network allows us to concurrently deliver downstream broadband services, together with real-time television and video-on-demand content, or VOD, at higher speeds and with less data loss than comparable services of other providers. Our competitors are reliant on the access infrastructure of BT Group plc, or BT, which typically relies on copper-pair technology from the local exchange to the customer’s home, which delivers an average of 5Mbit/s. BT is upgrading its infrastructure to provide data services capable of higher speeds, using fiber-to-the cabinet technology, but service providers using BT’s existing network are, and may remain, subject to capacity limits which can affect data download speeds. Our cable network also offers benefits over the infrastructure of satellite service providers, which are unable to offer a full array of interactive services in the absence of a fixed line telephone connection, using third party access infrastructure. By contrast, our cable infrastructure allows us to provide “triple-play” bundled services of broadband internet, television and fixed line telephony services to residential customers in areas served by our network, without relying on a third-party service provider or network. See “—Our Network” below for more detailed information relating to our network.

Our network capacity is dimensioned to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental cost given that business demand peaks (and at lower levels than any consumer demand) at a time when consumer demand is low. As such, Virgin Media has an advantage over competitors who serve either Consumer or Business segments but not both.

Consumer Segment

Cable Products and Services

We provide cable broadband internet, television and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Our cable services are distributed via our wholly owned, local access cable network. Our cable network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. We offer our customers a choice of several packages and tariffs within each of our cable product categories. Our bundled packaging and pricing are designed to encourage our customers to purchase multiple services across our product portfolio by offering discounts to customers who subscribe to two or more of our products. The types and number of services that each customer uses, and the prices we charge for these services, drive our revenue. For example, broadband internet is more profitable than our television services and, on average our “triple-play” customers are more profitable than “double-play” or “single-play” customers. As of December 31, 2011, 86% of our cable customers received multiple services from us and 64% were “triple-play” customers, receiving broadband internet, television and fixed line telephone services from us.

Broadband Internet

We deliver high-speed broadband internet services to customers on our cable network. As of December 31, 2011, we provided cable broadband services to over 4 million subscribers. We continue to lead the U.K. market for high-speed broadband, having introduced both 50 Mbit/s and data over cable services interface specification 3.0, or DOCSIS 3.0, rollouts in 2009 and having launched 100 Mbit/s in December 2010. In December 2011, the average speed experienced by customers on all tiers was above 90% of headline speed, and we are completing an upgrade program to increase upload speeds to a minimum of 10% of download speeds. In January 2012, we announced a program to double the speed of our broadband, involving a significant investment in network capacity and in the rollout of DOCSIS 3.0 wireless gateways. All our customers currently on 10 Mbit/s, 20 Mbit/s, 30 Mbit/s and 50 Mbit/s will see their headline speeds at least doubled under this program. In January 2012, we also commenced a marketing campaign starring Usain Bolt to communicate this news to our customers.

Today we have four tiers of high-speed cable broadband services. We offer download speeds of 100 Mbit/s to more than 10 million homes, and more broadly offer download speeds of up to 10 Mbit/s, 20 Mbit/s, 30Mbit/s and 50 Mbit/s. Our customers within each of these tiers also benefit from unlimited downloads (subject to our fair usage and traffic management policies), advanced security software, including anti-virus and anti-spyware protection, and online data backup for no additional charge.

Television

We offer a wide range of television services to customers on our cable network. As of December 31, 2011, we provided cable television services to approximately 3.76 million residential subscribers.

Our digital television, or DTV, service includes access to over 175 linear television channels, advanced interactive features, and a range of premium subscription-based and pay-per-view services.

We offer a free-to-air digital television service, or Free TV, to certain customers on our cable platform. Our Free TV service provides access to approximately 45 linear TV channels such as Dave, E4, Yesterday, and Five USA as well as radio services. In addition to our linear television services, which allow our customers to view television programming at a scheduled time, our DTV and Free TV customers also have access to certain digital interactive services, including one of the most comprehensive VOD services in the U.K. See “Virgin TV On Demand” below.

Our cable network enables us to deliver a broad range of digital interactive services, including games, news, entertainment and information services, from an on-screen menu. We also offer interactive “red button” applications from the BBC and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services, including multiple broadcasts. For example, in a Wimbledon tennis broadcast, a customer can press the red button and choose which match they wish to watch.

Virgin TV On Demand

Our VOD service, Virgin TV On Demand, provides our customers with instant access to a wide selection of premium movies, television programs, music videos and other on-demand content. Content is available in broadcast standard definition, high definition, and in 3D. Our HD content is available to all of our TV customers (excluding ATV customers) who have a HD box at no additional charge. Viewers can watch programs instantly, without the need for buffering, and can freeze-frame, fast-forward and rewind the content at will. This gives our customers increased control over the content and timing of their television viewing. Additionally, our cable network enables us to provide VOD content to our customers with no concurrent degradation of their broadband speed. In 2011, our VOD usage increased to 90 million average monthly views in the fourth quarter, up from 85 million average monthly views in the first quarter. In total, there were more than one billion on-demand streams through our set-top boxes in 2011. As a result, we believe that customers who use our VOD service are less likely to churn.

The primary categories of content which are available within Virgin TV On Demand are television programming, movies (on a pay-per-view and subscription basis) and music videos. A selection of content, including our ‘catch-up’ television service, is available free of charge to all of our DTV customers. The BBC iPlayer is the largest service we offer, enabling viewers to view approximately 700 hours of BBC programs. Virgin TV’s Catch Up On Demand service also includes content from 4OD, Demand Five and ITV plc, or ITV, one of the largest commercial broadcasters in the U.K.

We also offer our television customers a subscription VOD package, or TV Choice. In October 2011, Sky Anytime was added to the TV Choice package allowing our customers to access approximately 1,000 hours of television content from across Sky’s range of basic channels. Other content providers for TV Choice include WarnerTV, BBC Worldwide, NBCUniversal, Starz, Viacom and AETN.

The movie on demand service was increased in October 2011 with additional titles being made available as a bonus to Sky Movies subscribers through the launch of Sky Anytime. This movie on demand service joined the existing subscription based movie-on-demand service ‘PictureBox,’ and pay-per-transaction service, FilmFlex. FilmFlex offers a further 500 titles, many of which are available for rent on the same day as their DVD release. All of our DTV customers have access to pay-per-transaction movies, which, after purchase, may be viewed multiple times within a 48-hour window. In addition, the VOD package includes a music video service featuring over 4,000 tracks, which subscribers to our top tier television package can view at no extra cost, or to lower tier customers on a pay per transaction basis.

Digital Video Recorders

We offer two of the most advanced digital video recorders, or DVRs, in the U.K. Set-top boxes equipped with DVRs digitally record television programming to a hard disk in real-time, which allows customers to play-back, pause, fast-forward or rewind the program at any point during or for a period after the broadcast.

In 2009, we entered into a strategic partnership with TiVo to develop a next generation set-top box which provides converged television and broadband internet capabilities. Under the agreement, TiVo is the exclusive provider of user interface software for our next generation set-top boxes and we are the exclusive distributor of TiVo services and technology in the U.K. The Virgin Media:TiVo service was launched in December 2010 with mass distribution commencing in mid-2011. This “next generation” entertainment set-top box is available in both 1 TB and 500 GB sizes (recording up to 500 hours of television) and brings together television, VOD and web video services through a single set-top box and features unique content discovery and personalization tools. The new TiVo service, combined with the existing VOD service, makes available television shows, movies and music videos in addition to supporting web video services such as the BBC iPlayer and YouTube. Virgin Media TV powered by TiVo service continues to be enhanced and rolled out to customers. As of December 31, 2011 we had approximately 435,000 TiVo customers.

The previous Virgin Media digital video recorder, or DVR, called the “V+ set-top box”, was available to our DTV customer base and is gradually being phased out in favor of TiVo boxes. Final sales took place in the second quarter of 2011. The V+ set-top box has 160GB of hard disk storage space (up to 80 hours of broadcast television), is HD-enabled and has three tuners, allowing viewers to record two programs while watching a third. Our V+ set top box customers with a HD-compatible television can also access our HD on-demand content. As of December 31, 2011, we had approximately 1.4 million V+ set-top box customers.

Fixed Line Telephony

We provide local, national and international telephony services to our residential customers on our cable network. We offer a basic line rental service to our cable customers for a fixed monthly fee. In addition to basic line rental, we also offer tiered bundles of features and services, including calling plans that enable customers to make unlimited national landline calls either during specified periods or at anytime, for an incremental fixed monthly fee. Our customers can also make calls to Virgin mobiles free of charge and may also subscribe to additional services such as call waiting, call blocking, call forwarding, three-way calling, advanced voicemail and caller line identification services for an additional fee. As of December 31, 2011, we provided cable telephony services to approximately 4.2 million residential subscribers.

Mobile Products and Services

As a mobile virtual network operator, or MVNO, Virgin Mobile provides mobile telephony services to its customers over cellular networks owned by third parties. Our customer base comprises both contract customers, who subscribe to our services for periods ranging from a minimum of 30 days up to 24 months, and pre-pay customers, who top up their accounts prior to using the services and have no minimum contracted term. As of December 31, 2011, we had approximately 3 million mobile telephony customers, of which approximately 1.5 million were contract customers.

We offer a broad range of mobile communications products and services, including mobile voice services and data services, such as SMS, picture messaging, games, news and music services. We also offer a broad range of handsets, including Blackberry and Android based smartphones, and mobile broadband services which complement our fixed broadband offering. Our services are delivered over 2G, 2.5G, 3G and 3.5G platforms provided by our network partner, Everything Everywhere.

In 2011, we continued to focus on increasing our proportion of higher value contract customers, improving access to content via this mobile platform, expanding our range of higher value mobile handsets and cross-selling into homes already connected to our cable network. We continued to promote the use of our mobile platform to view internet and television content by introducing features such as easier access to social networking applications via the mobile handset.

Non-cable Products and Services

We also provide broadband and telephony services to residential customers outside of our cable network, or non-cable customers, over third-party telecommunications networks. Our non-cable broadband internet services are provided via BT’s local access network and unbundled BT exchanges from Cable & Wireless plc, or C&W. We offer various price and feature packages, including broadband service provided over asymmetric digital subscriber line, or ADSL, technology. As of December 31, 2011, we had 248,200 non-cable broadband subscribers. We also provide fixed line telephony service to non-cable customers via BT’s local access network. As of December 31, 2011, we provided non-cable fixed line telephone service to 163,300 subscribers.

Marketing and Sales

Our consumer strategy focuses primarily on marketing bundled offerings of products and services across our “quad-play” portfolio to existing and potential customers. We are focusing on our cable customers, most of whom are not yet mobile telephone customers. Our bundling strategy provides our customers with discounts and additional value added services when they buy our services. We also provide the convenience of a single bill for “triple-play” (TV, broadband and fixed line telephony phone) packages. We believe that customers who subscribe to multiple services from us are less likely to churn. We also actively pursue opportunities to cross-sell complementary services across our product range and up-sell higher value services to our existing customers.

We offer our consumer products and services through a broad range of retail channels, including via telesales, customer care centers and online. We also engage in direct face-to-face marketing initiatives through a dedicated national sales force of approximately 300 representatives, as well as comprehensive national and regional mass media advertising initiatives. We now have a significant retail store base with approximately 78 retail stores and over 50 kiosk type retail outlets. Our own brand stores and kiosks offer a complete range of our consumer products and services. Our Virgin Media branded stores not only provide sales services but also showcase our products, allowing demonstrations and customer interaction, and help resolve customer queries.

We offer our mobile telephony products through over 4,000 third party sales outlets in the U.K., including over 1,000 specialist outlets of our distribution partners, such as Carphone Warehouse and Phones 4U. In addition, we offer SIM-only products and mobile airtime vouchers through independent retailers across the U.K.

Customer Service

We believe that effective customer service contributes to customer satisfaction, which then results in reduced churn and acquisition of new customers. As of December 31, 2011, we employed approximately 1,600 staff for our cable and non-cable call centers, and approximately 500 staff for our mobile telephony call centers, in the U.K. We also use outsourced customer call centers in the U.K., Philippines, India and South Africa.

Business Segment

Our Business segment, managed through Virgin Media Business, offers a broad portfolio of voice, data and internet solutions to commercial and public sector organizations in the U.K., ranging from analog telephony to managed data networks and applications. Our Business segment peak usage occurs at different times of the day from our Consumer segment peak usage, which allows better use of our network. Through Virgin Media Business, we provide services to approximately 50,000 U.K. businesses and almost 250 public sector organizations. We also supply communications services to around three quarters of the U.K.’s health and emergency services providers and nearly one half of U.K. police forces.

Products and Services

Voice

We offer a comprehensive range of voice products, from analog and digital services to converged internet protocol, or IP, telephony solutions. Our business voice solutions include basic features, such as call divert and voicemail, as well as products such as Centrex, which provides switchboard-like capability that is managed from our telephone exchange, offering our customers a cost-effective, scalable alternative to a premise-based system. These mature services continue to be offered in parallel with a next generation of converged services, allowing customers to migrate to new technologies gradually.

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

Ethernet

The Virgin Media Business Ethernet network has approximately 300 Ethernet nodes and is capable of carrying a variety of services and high bandwidth applications simultaneously. We have been delivering Ethernet services for over 10 years and have achieved both Metro Ethernet Forum, or MEF 9 and MEF 14 accreditation (becoming the first service provider in the world to renew this accreditation), ensuring our Ethernet product portfolio can support stringent real-time communications applications, including voice over IP, or VOIP, and HD-quality videoconferencing. We offer a range of products from local area network extensions to managed wide area Ethernet networks, providing our customers with high bandwidth and flexible solutions, including market-leading point to multi-point services.

Applications and Services

As an overlay to network products, we also offer applications, such as IP closed circuit television, or CCTV, video-conferencing, and managed services, such as information security services, designed to increase flexibility and reduce costs to our customers.

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

Retail Customers

Private Sector

Our private sector retail services focus on a range of the telecommunications needs from small businesses to large, national corporations. Centralized telephone account managers serve small organizations (with 50 to 99 employees), while regionally-located account, service and project management teams, supported by pre-sales technical consultants, provide service to medium and large U.K. businesses (with over 100 employees). We believe that our local presence and the resulting level of service we provide is a key differentiator in this mid-market segment, and that the benefits of this strategy are reflected in the long term relationships held with many of our private sector customers.

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

Our Network

We deliver voice, video and high-speed data services over our access network. The deep fiber design of our access network enables us to transmit data by means of fiber optic cable from equipment in technical properties known as “headends” and “hubsites” to widely deployed distribution cabinets. The connection into each home from the fiber access network comprises two components combined into a single drop cable (twisted copper and coaxial cable). For video and internet access services, we use the high capacity, two-way, coaxial cable which has considerable spectrum and associated bandwidth capabilities. This enables us to support a full portfolio of linear and on-demand TV services as well as high-speed broadband services. Using DOCSIS 3.0 we currently offer download speeds of up to 50 Mbit/s and 100 Mbit/s. Trials of 300 Mbit/s and 1.5 Gbit/s downstream speeds have also been conducted. For fixed line voice services, we use a twisted copper-pair. Our relatively short twisted copper pairs (typically less than 500 meters in length) are also capable of supporting the latest Very High Speed Digital Subscriber Line 2, or VDSL2, broadband technologies. As a result of the extensive use of fiber in our access networks, we are also able to provide high-speed data network services to business customers delivering nationwide connectivity.

We believe that our deep fiber access network has enabled us to take a leading position in the roll-out of next generation broadband access technologies in the U.K. In 2009, we completed significant upgrades to our network, including the network-wide roll-out of the latest DOCSIS 3.0 cable modem termination system, or CMTS technology, which significantly increased upstream and downstream transmission speeds across our network. Throughout 2011, we have continued to invest in the growth of our DOCSIS 3.0 and broadband related network platforms, as well as adding capacity for HD broadcast and VOD services. In 2011, we extended our network to provide triple play cable capability to approximately 170,000 additional homes. We also continued to invest in upgrading our access network from analog to digital with the latest deep fiber architectures in areas covering some approximately 200,000 homes. This largely completed the upgrade from analog to digital across our entire access network footprint. As of December 31, 2011, approximately 97% of the homes served by our cable network could receive all our broadband, digital television and fixed line telephony services.

We also employ a variety of alternative methods to connect to our national telecommunications network over the “last mile” to the premises of customers located beyond the reach of our cable network, including by leasing circuits and DSL connections on the local networks of other service providers.

Our mobile communication services are provided over cellular networks owned by third parties. Our main mobile network provider is Everything Everywhere. We also use networks owned by other providers to provide some ancillary services. Everything Everywhere currently operates 2G, 2.5G, 3G and 3.5G networks in the U.K.

Information Technology

The operation and support of our information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. We are continuing to decommission or consolidate a number of diverse software applications and hardware platforms in order to reduce our dependency on high cost external support and management services and improve the stability of these systems. In 2011 we announced the outsourcing of our mobile application development and applications support function as well as development testing functions to a key strategic partner to improve service levels and lower the total cost of these services.

Competition

Consumer Segment

We face intense competition from a variety of entertainment and communications service providers, which offer comparable broadband internet, television, fixed line telephony and mobile telephony services. In addition, technological advances and product innovations have increased, and are likely to continue to increase the number of alternatives available to our customers from other providers and intensify the competitive environment. See “Risk Factors—We operate in highly competitive markets.”

We believe that we have a competitive advantage in the U.K. residential market due to the superior technical capabilities of our cable network over the network of BT which many of our competitors rely on to provide their services.

We also face intense competition in the mobile telephony market, which is primarily driven by increased pricing pressure from both established and new service providers, evolving customer needs and technological developments.

We offer most of our products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. We offer broadband internet, fixed line telephony and mobile telephony and data services throughout the U.K., and currently offer television services exclusively in areas served by our cable network.

Our primary competitors are BT, British Sky Broadcasting Group plc, or BSkyB, TalkTalk Telecom Group PLC, or TalkTalk, Everything Everywhere and O2.

Broadband Internet

We have a number of significant competitors in the market for broadband internet services.

BT provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service. BT is currently rolling out fiber-based broadband, with coverage reaching around six million homes by the end of 2011 and expected to reach up to 10 million homes by the end of 2012. During 2011, BT announced that it was bringing forward its fiber roll out to enable it to provide services to around two-thirds of U.K. homes by 2014. BT is delivering a range of services using a mixture of fiber-to-the-premises or fiber-to-the-cabinet technology.

Companies such as BSkyB, TalkTalk and O2 are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. This allows an ISP to reduce the recurring operating costs charged by BT by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement and requires a large customer base to deliver a return on investment. Competitors may use new alternative access technology such as fiber-to-the-cabinet, which provides subscribers with significantly faster download speeds when compared to traditional asymmetric digital subscriber line, or ADSL2+, connections.

In addition to the increasing competition and pricing pressure in the broadband market arising from LLU we may be subject to increased competition in the provision of broadband services from mobile broadband and technological developments (such as long term evolution, or LTE, and 3G mobile technology) and other wireless technologies, such as wireless fidelity, or Wi-Fi, and Worldwide Interoperability for Microwave Access, or Wi-Max. In addition, BT has recently announced its intention to expand and accelerate fiber to the home deployments which will allow its retail arm, and its wholesale customers, to offer higher speed broadband services.

Cable Television

Our digital television services compete primarily with those of BSkyB, which is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to both standard definition, or SD, HD and 3D, as the case may be, versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is both our principal competitor in the pay television market, and an important supplier of basic and premium television content to us.

Residential customers may also receive digital terrestrial television, or DTT, which is delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC.

BBC and ITV also offer a free-to-air digital satellite alternative to the Freeview DTT service, known as Freesat. Freesat offers approximately 120 subscription-free TV channels, including selected HD channels such as BBC 1 HD, BBC HD, ITV HD and Channel 4 HD. Freesat also offers a range of DVRs under the brand “Freesat+”.

Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers. A new free-to-air internet-connected TV service to U.K. homes is being launched by YouView, a joint venture which includes Arqiva, BBC, BT, Channel 4, Channel 5, ITV and TalkTalk. In 2011 it was confirmed that YouView would have a product in trial by the end of 2011, with a full consumer launch planned in 2012.

Residential customers may also access digital television content by means of internet protocol television, or IPTV. BT Vision, a combined DTT and VOD service offered by BT over a DSL broadband connection, is available throughout the U.K. BSkyB also offers live streamed TV and VOD services over a broadband connection, through its Sky Anytime+ and Sky Go services. In addition, Netflix, Lovefilm, Google Apple and others have launched IPTV products.

The U.K. government will terminate ATV transmission on October 24, 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via cable, digital satellite, DTT or DSL. When ATV transmission is terminated, the DTT signal and network may be strengthened. This will enable DTT to be made available to customers that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

The communications industry is constantly evolving and there are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our DTV and VOD services. These include the DSL services mentioned above and next generation long term evolution, or LTE, services. We expect continued advances in communications technology and in content, such as 3D TV.

Fixed Line Telephony

We compete primarily with BT in providing telephony services to residential customers in the U.K. BT occupies an established market position as the former state provider. We also compete with other telecommunications companies that provide telephony services directly, through LLU, or indirectly. These include TalkTalk and BSkyB, and mobile telephone operators such as O2, Everything Everywhere, Vodafone and 3 UK.

We compete with mobile telephone networks that offer consumers an alternative to fixed line telephone services. Mobile telephone services also contribute to the competitive price pressure on fixed line telephone services. See also “Risk Factors—Risks Relating to our Business and Industry—Our fixed line telephony business is in decline and not likely to improve”.

In addition, we face competition from companies offering VoIP services using the customer’s existing broadband connection. These services are offered by independent providers, such as Vonage, magicJack and Skype, as well as those affiliated with established competitors such as BT and Everything Everywhere. These services generally offer free calls between users of the same service, but charge for calls made to fixed line or mobile numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or based on usage. We also face competition from the growth in online communication through social networking sites such as Facebook and Twitter which has contributed to declining use of telephony services.

Mobile Services

In the mobile telephony market, we face direct competition from mobile network operators, or MNOs, such as O2, Everything Everywhere, Vodafone and 3 UK, and other Mobile Virtual Network Operators, or MVNOs, such as Tesco Mobile, Lebara, TalkTalk and ASDA. We also compete with fixed line telephone operators and VoIP providers. The proposed auction of the 2.6GHz and 800MHz spectrum at the end of 2012 may introduce new competitors into the market or strengthen the position of existing competitors.

We also face competition from companies offering VoiP services and from the growth in on-line communication, as described in “Fixed Line Telephony” above.

Business Segment

The U.K. business telecommunications market is characterized by strong competition and ongoing consolidation. Competition in the U.K. business telecommunications market continues to be value driven, with the key components being quality, reliability and price.

Virgin Media Business competes primarily with traditional network operators such as BT and C&W. BT represents the main competitive threat nationally due to its network reach and product portfolio. We also compete with regional providers, such as COLT Telecom Group plc, which have a strong network presence within limited geographic areas. Recently, we have faced increasing competition from services provided by MNOs which target small business customers.

In the retail market our traditional competitors are becoming increasingly focused on particular segments of the market. For example, C&W targets larger national and multi-national corporations. We continue to focus on small, medium and large nationally oriented businesses and public sector organizations. System integrators, such as Kcom (formerly known as Kingston Communications (Hull) Plc), are also becoming an increasing competitive threat as large organizations continue to focus on IT integration, management and outsourcing.

Seasonality

Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months, mobile customer acquisition and retention costs generally increase in the fourth quarter of each year due to the Christmas period, and mobile average revenue per unit, or ARPU, generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas period. Our consumer cable churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and when students leave their accommodation between academic years.

Regulatory Matters

Overview

Legislative Framework

Our business activities are subject to the laws and regulations of the European Union, or EU, and the U.K.

At an EU level we are regulated by the “European Framework” which applies to all communication networks and services for electronic communications including telecommunications (fixed and mobile), e-mail, access to the internet and content related broadcasting. The purpose of the European Framework is to ensure more effective competition leading to better rights and options for consumers. The European Framework comprises:

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

These directives are supplemented by EU Directive 2002/58, concerning the processing of personal data and the protection of privacy in the electronic communications sector.

In the UK the European Framework is implemented through the Communications Act 2003, or the Communications Act, which regulates all forms of communications technology, whether used for telecommunications or broadcasting. The Privacy and Electronic Communications Regulations 2003 implemented EU Directive 2002/58.

The European Framework was amended by Directives 2009/140/EC and 2009/136/EC, and changes have been made to the Communications Act 2003 and the Wireless Telegraphy Act 2006 to implement these amendments in the United Kingdom.

We are also subject to regulation under the U.K. Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation, including the Competition Act 1998 and the Enterprise Act 2002. On-demand programming is regulated by the Authority for Television On-Demand, or ATVOD, under a co-regulatory regime with the U.K. Office of Communications, or Ofcom. The regulatory regime for on-demand programming is derived from the Audiovisual Media Services Directive.

U.K. Regulatory Authorities

Ofcom is the key regulatory authority for the communications sector in which we operate. It is responsible for furthering the interests of consumers by promoting competition. In particular, Ofcom is responsible for regulating the behavior of providers of electronic communications networks or services that have significant market power, or SMP, in identified markets which may have a harmful influence on competition and consumers. A provider is deemed to have SMP if it has a position of economic strength affording it the power to act independently of competitors and customers within a given market. The U.K. Office of Fair Trading also has jurisdiction with respect to competition matters.

Broadband Expansion

The government has decided not to implement the broadband tax proposed by the previous government. It proposes instead to drive the deployment of superfast broadband and the provision of basic broadband to 90% of the U.K. using money from the publicly funded BBC License Fee, under-spend from the Digital TV Switch Off Project and private investment. Two key projects have been announced: the Broadband Delivery Program, which is focused on delivering broadband to areas that the market will not serve of its own accord (mainly rural areas); and the Urban Broadband Fund, which is aimed at establishing ‘super connected’ cities with fixed broadband capabilities of between 80-100 Mbit/s and comprehensive mobile broadband coverage. We are playing an active role in helping Government and industry understand how best this money might be spent to maximize the long term value of public investment in broadband networks, and to ensure the money is allocated in a way that does not undermine private investments or otherwise distort the market. This includes ensuring that state aid rules are strictly adhered to.

In the context of the Broadband Delivery Program, Fujitsu has signaled its intent to secure government funding to build a fiber optic broadband network in rural areas using BT’s poles and ducts. Should Fujitsu secure the necessary funds and complete its build we have indicated our intention to seek to negotiate appropriate wholesale access terms on an anchor tenant basis, with the intention of accessing customers outside of our cable network.

Regulation of Television and Video On Demand Services

We are required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels (including barker channels) which we own or operate and for the provision of certain other services on our cable TV platform, such as electronic program guides. These television licensable content service, or TLCS, licenses are granted and administered by Ofcom. Under these licenses, each covered service must comply with a number of Ofcom codes, including the Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

ATVOD is the independent co-regulator for the editorial content of U.K. video on demand services that fall within the statutory definition under the Communications Act of an “On Demand Programme Service”, or ODPS.

As a provider of an ODPS, we have to comply with a number of statutory obligations in relation to ‘editorial content’ and notify ATVOD of our intention to provide an ODPS. Failure to notify ATVOD or comply with the relevant statutory obligations may result in the imposition of fines or, ultimately, the prohibition on providing an ODPS.

In March 2007, following receipt of a request from us, in conjunction with other affected operators, Ofcom initiated an investigation into the U.K. pay television, or pay TV, market. Our joint submission outlined certain features of the U.K. pay TV market which, we believe, distort effective competition within this market and, in particular, favor the pay TV provider BSkyB. In its final statement on the pay TV market, issued in March 2010, Ofcom found that BSkyB has market power in the wholesale supply of certain premium sports and premium movie channels and acts on that market power to restrict supply and prevent fair and effective competition.

To remedy the concerns around premium sports channels, Ofcom imposed a wholesale must offer, or WMO, regime for regulating the terms of supply of Sky Sports 1 and 2 SD and HD. Sky has supplied us with offers for regulated terms of supply for these channels, and we continue to engage with Ofcom to ensure that BSkyB satisfies its regulatory obligations. We are involved in a number of appeals of the Ofcom decision:

•

We have appealed the Ofcom decision, arguing that the remedy did not go far enough in terms of pricing and scope. BT has taken a similar position. We filed a notice of appeal in May 2010, a revised notice of appeal in September 2010, a submission in support of BT’s appeal in September 2010, and a reply to Ofcom’s defence in February 2011.

•

We are also supporting Ofcom in opposing BSkyB and the Football Associations Premier League’s, or FAPL’s appeals, to ensure that Ofcom’s main findings concerning BSkyB’s market power and incentive to withhold supply are upheld. We filed a submission in support of Ofcom on December 21, 2010.

•	These appeals were heard by the Competition Appeal Tribunal between May 9, 2011 and July 15, 2011 and a judgment is pending.

Instead of imposing a WMO regime for movies, Ofcom decided in August 2010 to refer the linear and VOD movie markets to the U.K. Competition Commission for a 2-year market investigation. In August 2011, the Competition Commission provisionally concluded that there was an adverse effect on competition, and is currently considering appropriate remedies. We have submitted responses to the Competition Commission’s consultations on appropriate remedies, and continue to engage with the Competition Commission.

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

Regulation of Telecommunications Services

In order to operate in the telecommunications sector, a provider must comply with general conditions imposed by Ofcom. These general conditions cover a broad range of issues including interconnection standards, number portability, deployment of telephone numbers, access to emergency services and sales and marketing standards. Any breach of these general conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company’s right to provide electronic communications networks and services. Ofcom also undertakes periodic reviews of the various economic markets within the telecommunications sector to establish whether any provider has SMP warranting the imposition of remedies. The UK Government is soon to undertake a review of the Communications Act. It is unclear at this stage exactly what aspects of the Act might ultimately be amended, but we intend to be closely involved in the review. We expect a Green Paper setting out proposals for comment to be published in the first quarter of 2012.

Fixed Line Telephony Services

As a fixed network operator we, like all other fixed network operators, are deemed to have SMP in wholesale call termination on our own network, and are therefore subject to SMP conditions in this market. However, these conditions do not have a significant impact on our ability to compete in the wholesale market.

Ofcom is in the process of undertaking a fundamental review of the regulatory regime applying to non-geographic calling services. This is likely to result in a significant change to the retail and wholesale charging arrangements to which such calls are subject. We are working closely with Ofcom in its consideration and development of these reforms in order to mitigate risks and maximise opportunities.

Broadband Services

In late 2010 Ofcom concluded reviews of the Wholesale Local Access, or WLA, market (physical or passive network access via methods such as LLU and duct access) and Wholesale Broadband Access, or WBA, market (virtual or active network access via methods such as provision of wholesale managed service products). Ofcom concluded that Virgin Media does not have SMP in these markets and so we are not subject to SMP regulation. Typically, such conclusions apply for three to four years.

BT continues to have SMP in the WLA market and certain sub-national areas of the WBA market and must therefore provide certain products and services on regulated terms, (which includes providing access to its ducts and poles). Ofcom’s next review of these two markets is expected to commence in early 2013.

Mobile Telephony Services

As a MVNO, we are subject to EU regulations relating to retail prices for roaming services. The Roaming Regulation (European Commission Regulation 717/2007 as amended) sets limits on certain wholesale and retails tariffs for international mobile voice roaming, SMS tariffs and data roaming within the EU, provides for greater levels of transparency of retail pricing information and sets maximum roaming rates within the EU. New regulations aimed at preventing consumer bill shock relating to data roaming charges are currently being debated in the European Parliament. These new regulations, if passed would require all mobile retailers to allow their customers to effectively preselect a different operator to provide their roaming services and set new caps on SMS, voice and data roaming.

Mobile termination charges applied by MNOs are regulated by Ofcom under SMP conditions, one of which requires MNOs to reduce their mobile termination charges over time. Under our MVNO agreement with Everything Everywhere, these changes in mobile termination charges are passed on to Virgin Mobile U.K. Ofcom’s decision on the mobile termination caps to be applied between 2011 and 2015 is currently being challenged before the Competition Appeals Tribunal.

Non-Industry Specific Regulation

Our business activities are subject to certain environmental and health and safety laws and regulations. Failure to comply with these laws and regulations may result in us incurring fines or other penalties and we may incur expenditure to account for these fines or penalties, maintain compliance and/or undertake any necessary remediation. In addition, any breach of the aforementioned laws and/or regulations by our affiliates, vendors and contractors could result in liability for us.

Corporate Responsibility and Sustainability

In 2011, we continued to prioritize three sustainability objectives: becoming a low carbon, low waste business; creating a diverse and inclusive workplace; and working with our suppliers to meet our sustainability challenges. Targets for improved performance were set across each of these objectives in addition to our long-term target of reducing our 2007 carbon footprint by 15% by 2015.

We also used our digital technology to provide social benefits in 2011 through our Virgin Media Pioneers program. This program provides young people who are in the early stages of running or setting up a business with business support, professional advice and opportunities to work with us.

Following the launch of our sustainability website in 2010, digital technology has been at the heart of how we engage people in our progress. In 2011 this included a formal program involving key opinion leaders, staff and customers.

Research and Development

Our research and development activities involve the analysis of technological developments affecting our cable television, telephone (including mobile) and telecommunications businesses, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own or have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business. This includes the exclusive right to use the “Virgin” name and logo under licenses from Virgin Enterprises Limited in connection with our corporate activities and the activities of our consumer and business operations. These licenses, which expire in April 2036, are exclusive to us within the U.K. and Ireland, and are subject to renewal on terms to be agreed. They entitle us to use the “Virgin” name for the television, broadband internet, fixed line telephone and mobile phone services we provide to our consumer and business customers, and in connection with the sale of certain communications equipment, such as set-top boxes and cable modems.

Our license agreements provide for an annual royalty of 0.25% of certain consumer, business and content revenues, subject to a minimum annual royalty, subject to inflationary adjustments, of £8.5 million in relation to our consumer operations, and £1.5 million in relation to our business operations.

Under the agreements we have worldwide exclusivity over the name “Virgin Media” and “Virgin Media Inc.” For our Business division, we are licensed to use the name “Virgin Media Business” for the provision of business communications services. We had the right to use the name “Virgin Media Entertainment” for our premium TV distribution operations in Luxembourg until the end of 2011 when our Luxembourg operations ceased whereupon Virgin Media Limited assumed all responsibility for the premium-subscription based services.

Employees

At December 31, 2011, we had 12,689 employees, of whom 11,450 were full-time and 1,239 were part-time employees. We also had 1,014 temporary employees. Our field service technicians and network engineers (which represent approximately 16% of our employees) are covered by agreements with either the Communication Workers Union, or CWU, or the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. These agreements are terminable by either the relevant union or us with three months written notice. Except for these arrangements, no other employees are covered by collective bargaining or recognition agreements. We believe we have good relationships with our employees and our unions in relation to the dealings we have with them under our recognition agreements.

ITEM 1A. RISK FACTORS

In addition to the information contained in this annual report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in our stock.

The risk factors described in this section have been separated into three groups:

•	risks relating to our business and industry;

•	risks relating to our financial indebtedness and structure; and

•	risks relating to our common stock.

In addition to the information presented in this annual report, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Risks Relating to Our Business and Industry

We operate in highly competitive markets which may lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition.

The markets for broadband internet, television, telephony and business services in which we operate are highly competitive and, in certain markets, we compete with established companies which hold positions of market power in these and/or closely related markets. We face competition from these companies, other established companies and potential new entrants. Technological advances may increase competition or alter the competitive dynamics of markets in which we operate, for example, distributions of entertainment and other information over the internet, as well as the distribution of entertainment through mobile phones and other devices which continue to increase in popularity. The number of media choices available to subscribers. In addition, continued consolidation within the media industry may permit more competitors to offer “triple-play” bundles of digital television, fixed line telephony and broadband services, or “quad-play” bundles including mobile telephone services. Consolidation by competitors can create economies of scale that we cannot replicate, for example in the mobile sector. Many of our competitors are part of multinational groups, and some may have substantially greater financial resources and benefit from greater economies of scale than we do.

In order to compete effectively, we may be required to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. We may also need to pursue legal and regulatory actions. In addition, some of our competitors offer services that we are unable to offer. Any increase in competitive pressures in our markets may lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition, which could have an adverse effect on our business, financial condition, results of operations and cash flows. See also “Business—Competition”.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

The broadband internet, television, telephony and business services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), 3D TV, mobile instant messaging (including both SMS and BBS), wireless fidelity, or Wi-Fi, the extension of local Wi-Fi networks across greater distances, or WiMax, LTE, internet protocol television, or the emergence of new technologies, such as white space technologies (which uses portions of the old analog TV spectrum), or the availability to our competitors of 4G spectrum and technology, may result in our core offerings becoming less competitive or render our existing products and services obsolete. We may not be able to develop new products and services, or keep up with trends in the technology market, at the same rate as our competitors (or at all). The pace of change may be such that we fail to seize opportunities to become market disrupters or to adequately respond to market disrupters. Any of these could lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition. This could have an adverse effect on our business, financial condition, results of operations and cash flows. See also “Business—Competition”.

The cost of implementing emerging and new technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing. Similarly, the deployment of new technologies in the spectrum frequencies in which we operate could have a material adverse effect on the existing services offered by us, with a consequential material adverse effect on our businesses either through greater competition or through interference with our customer premises equipment, or CPE.

Our fixed line telephony revenue is declining and unlikely to improve.

Fixed line telephony usage is in decline across the industry, with the rate of decline in lines used by businesses being nearly twice as high as that in the residential fixed telephony market. There is a risk that business and residential customers will migrate from using fixed line telephony to using other forms of telephony such as VoIP, or mobile telephony. There is no assurance that our fixed line customers will migrate to our mobile phones and they may eventually shift to other providers of mobile telephony services. Such a migration could have a material effect on our results of operations, revenue and financial condition.

Adverse economic developments could reduce customer spending for our TV, broadband, and telephony services and increase churn, either of which could therefore have a material adverse effect on our revenue.

A substantial portion of our revenue is derived from residential subscribers who could be impacted by adverse economic developments in the U.K. Accordingly unfavorable economic developments such as a double dip recession in the U.K. could negatively affect the affordability of and demand for many of our products and services. Customers could elect to use fewer higher margin products and services or could turn to lower cost products and services offered by other companies. For example, there may be increased reliance on Skype and other free internet-based telephony solutions in lieu of our fixed and mobile telephony services, and there may be an increased reliance on video streaming over the internet such as through Netflix, LOVEFILM, BBC iPlayer and ITV Player instead of relying on our TV products and services. Such a consumer shift could in turn adversely impact our ability to increase, or in certain cases, maintain our revenue levels.

A failure in our network and information systems could significantly disturb our operations, which could have a material adverse effect on those operations, our business, our results of operations and financial condition.

Certain network and information systems are critical to our business activities. Network and information systems may be affected by cyber security incidents which can result from deliberate attacks or system failures. These may include, but are not limited to computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities. Our network and information systems may also be the object of power outages, fire, natural disasters, terrorist attacks, war or other similar events. Theft of metals is particularly acute in the U.K. due to high prices for scrap metal, and our network is not immune to such thefts. Such events could result in a degradation of or disruption to, our cable and non-cable services, could prevent us from billing and collecting revenue due to us or could damage our equipment and data or could result in situations which damage our reputation. Disruption to services could result in excessive call volumes to call centers which may not be able to cope with such volume, which could have an adverse effect on our reputation and brand. Our plans for recovery and resilience to such challenges may not be sufficient.

Sustained or repeated system failures that interrupt our ability to provide services to our customers, prevent us from billing and collecting revenue due to us, or that otherwise prevent us from meeting our obligations to our customers in a timely manner, would adversely affect our reputation and result in a loss of customers and revenue. These network and information systems-related events could also require significant expenditures to repair or replace damaged networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, penetration by viruses, worms or other destructive or disruptive software, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks or those of our business partners (including customer, personnel and vendor data) could damage our reputation, result in legal and/or regulatory action against us, and require us to expend significant capital and other resources to remedy any such security breach. The occurrence of any such network or information system-related events or security breaches could have a material adverse effect on our business and results of operations.

Unauthorized access to our network resulting in piracy could result in a loss of revenue.

We rely on the integrity of our technology to ensure that our services are provided only to identifiable paying customers. Increasingly sophisticated means of illicit piracy of television, broadband and telephony services are continually being developed in response to evolving technologies. Furthermore, billing and revenue generation for our pay television services rely on the proper functioning of our encryption systems. While we continue to invest in measures to manage unauthorized access to our networks, any such unauthorized access to our cable television service could result in a loss of revenue, and any failure to respond to security breaches could raise concerns under our agreements with content providers, all of which could have a material adverse effect on our business and results of operations.

We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are reliant on them in a way which could economically disadvantage us.

We rely on third-party vendors to supply us with a significant amount of customer equipment, hardware, software and operational support necessary to operate our network and systems and provide our services. In many cases, we have made substantial investments in the equipment or software of a particular supplier, making it difficult for us in the short term to change supply and maintenance relationships in the event that our initial supplier is unwilling or unable to offer us competitive prices or to provide the equipment, software or support that we require. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict materials” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products.

We also rely upon a number of third-party contractors to construct and maintain our network and to install our equipment in customers’ homes. Quality issues or installation or service delays relating to these contractors could result in liability, reputational harm or contribute to customer dissatisfaction, which could result in additional churn or discourage potential new customers.

We are furthermore exposed to risks associated with the potential financial instability of our suppliers, some of whom may have been adversely affected by the global economic downturn. If our suppliers were to discontinue certain products, were unable to provide equipment to meet our specifications or interrupt the provision of equipment or services to us, whether as a result of bankruptcy or otherwise, our business and profitability could be materially adversely affected.

The “Virgin” brand is not under our control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards us as a licensee.

The “Virgin” brand is integral to our corporate identity. We are reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson who is closely associated with the brand, or in relation to another Virgin name licensee could have a material adverse effect on our business. Similarly, any negative publicity generated by or associated with the Virgin Group or any other licensee of the “Virgin” name and logo (particularly in the U.K. where we do business) could have a material adverse effect on our reputation, business and results of operations.

Our inability to obtain popular programming or to obtain it at a reasonable cost could potentially have a material adverse effect on the number of customers or reduce margins.

We enter into agreements for the provision of television programs and channels distributed via our entertainment service with program providers, such as public and commercial broadcasters, or providers of pay or on demand television. We have historically obtained a significant amount of our premium programming and some of our basic programming and pay per view sporting events from BSkyB. BSkyB is also one of our main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movies channels, which are the most popular premium subscription sports and film channels available in the U.K.

In 2010, Ofcom imposed new license conditions on BSkyB that provide for a WMO obligation on Sky that regulate (or set a fair, reasonable and non-discriminatory requirement for) the price and terms of supply of certain of BSkyB’s Sports Channels. While BSkyB and others have appealed the imposition of these license conditions, we and others have appealed that the intervention did not go far enough and we are seeking to overturn it. See “Our Business—Regulatory Matters—Regulation of Television Services.”

We now buy BSkyB wholesale premium content on the basis of carriage agreements entered into on June 4, 2010, which provide for the wholesale distribution of BSkyB’s basic channels and its premium sports and movies channels on our cable TV service. This agreement expires on June 30, 2013, after which we will have to negotiate a new agreement for the supply of BSkyB premium sports and movie channels. However, for SD we are still exposed to BSkyB changing the ratecard terms of supply on 60 days’ notice, and to wholesale price changes for Sky Sports 1 and 2 which can occur under Ofcom’s price regulation mechanism following changes to BSkyB’s own retail prices. We are also exposed to BSkyB offering HD versions of its channels exclusively to its digital satellite customers and not to us. Moreover, the launch of Sky Atlantic exclusively to its own retail customers on the satellite platform is an example of the ongoing risk of Sky migrating attractive basic content to new channels that it is not contractually obliged to supply to us and then withholding supply or setting uneconomic terms for supply.

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

Virgin Mobile relies on Everything Everywhere’s network to carry its communications traffic.

Our services to mobile customers rely on our agreement with Everything Everywhere for voice, non-voice and other telecommunications services and for ancillary services such as pre-pay account management. If the agreement with Everything Everywhere is terminated, or if Everything Everywhere fails to provide the services required under the agreement, or if Everything Everywhere fails to deploy and maintain its network, and we are unable to find a replacement network operator on a timely and commercial basis (if at all), we could be prevented from carrying on our mobile business. If we find a replacement network operator, we may only be able to carry on our mobile business on less favorable terms. Additionally, migration of all or some of our customer base to any such replacement network operator would be dependent in part on Everything Everywhere and could entail potential technical or commercial risk.

Everything Everywhere is also a customer of Virgin Media Business. Any disagreements between Everything Everywhere and Virgin Mobile or between Everything Everywhere and Virgin Media Business could have a material adverse effect on the relationship of the other Virgin Media businesses and Everything Everywhere.

We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network.

Our cable network is one of our key assets. However, we do not insure the underground portion of our cable network or various pavement-based electronics associated with our cable network. Almost all our cable network is constructed underground. As a result, any catastrophe that affects our underground cable network or our pavement-based electronics could prevent us from providing services to our customers and result in substantial uninsured losses which would have a material adverse effect on our business and results of operations.

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

We are also subject to interest rate risks. As of December 31, 2011, we had interest determined on a variable basis, either through unhedged variable rate debt or derivative hedging contracts, on £1,108.9 million of our long term debt. An increase in interest rates of 1% would increase our interest cost by approximately £11.1 million per year.

We also incur costs in U.S. dollars, euros and South African rand, in the ordinary course of our business, including for customer premise equipment and network maintenance services. Any deterioration in the value of the pound relative to the U.S. dollar, euro or the rand could cause an increase in the effective cost of purchases made in these currencies as only part of these exposures are hedged.

We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks.

We are subject to taxation in multiple jurisdictions, in particular the U.S. and the U.K. Our effective tax rate and tax liability will be affected by a number of factors in addition to our operating results, including the amount of taxable income in particular jurisdictions, the tax rates in those jurisdictions, tax treaties between jurisdictions, the manner in which and extent to which we transfer funds to and repatriate funds from our subsidiaries, accounting standards and changes in accounting standards, and future changes in the law. We may incur losses in one jurisdiction that cannot be offset against income earned in a different jurisdiction and so we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

Substantially all of our operations are conducted through U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. We do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term. However, our operations may give rise to U.S. tax on “Subpart F” income generated by our U.K. subsidiaries, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. We believe that our U.K. subsidiaries have a substantial U.S. tax basis which may be available to avoid or reduce U.S. tax on repatriation of cash from our U.K. subsidiaries. However, there is a risk that the Internal Revenue Service, or IRS, may seek to challenge the amount of that tax basis or that we will not be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law we will seek to minimize our U.S. tax liability as well as our overall worldwide tax liability, we may incur U.S. tax liabilities with respect to repatriation of cash from our U.K. subsidiaries to the United States. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.

We also pay Value Added Tax, or VAT, on our revenue generating activities in the U.K. From time to time, the U.K. tax authorities review the basis upon which our VAT liability is assessed. We are currently engaged in a dispute with the tax authorities over one of these reviews. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Consolidated Results of Operations for the Years Ended December 31, 2011 and 2010—Contingent Losses.”

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we have made acquisitions, dispositions and have entered into other strategic transactions. In connection with such transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, customers and suppliers, incur significant indebtedness, or experience delays or fail to proceed with announced transactions. These factors could have a material adverse effect on our business and/or our reputation.

We have suffered losses due to asset impairment charges for goodwill and indefinite-lived intangible assets and could do so again in the future.

In accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the Property, Plant and Equipment Topic of the FASB ASC. On December 31, 2011, we had goodwill and intangible assets of £2,017.5 billion. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment charge being required. Any downward revision in the fair value of our goodwill and indefinite-lived intangible assets has a material effect on our reported net income.

We are subject to significant regulation, and changes in U.K. and EU laws, regulations or governmental policy affecting the conduct of our business may have a material adverse effect on our ability to set prices, enter new markets or control our costs.

Our principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators. Regulatory change is an ongoing process in the communications sector at both U.K. and EU level. Changes in laws, regulations or governmental policy affecting our activities and those of our competitors could significantly influence how we operate our business and introduce new products and services. For example, regulatory changes relating to our activities and those of our competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, or any change in policy allowing more favorable conditions for other operators, could adversely affect our ability to set prices, enter new markets or control our costs. In particular, following the transposition of recent amendments to European directives into U.K. law, Ofcom may attempt to use the non-significant market power, or non-SMP, access provisions to require us to make available access to our network to third parties. In addition, Ofcom may look to impose regulation on the cable network, which is currently unregulated. Such regulation would allow customers to switch with ease to another provider without informing us. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services. In addition, our business and the industry in which we operate are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm our reputation and result in increased costs to the business.

We may experience difficulties in providing our services efficiently to our customers whilst the London 2012 Olympic Games are taking place which may in turn have a material adverse effect on our reputation and ability to retain our customers

Throughout the period July 27, 2012 to August 12, 2012 London will be hosting the 2012 Olympic Games. Certain network and information systems may be affected by a significant increase in usage of our services which could result in outages or our failure to adequately service our customers. An increase in the use of mobile telephony in any particular area (for example, at the Olympic sites) could cause networks to become congested and may cause disruption to the service we provide. We may also experience a significant increase in broadband users simultaneously streaming videos across the network. This could have a negative effect on the speed and hence the customer experience of our broadband service. Our access to street cabinets and customer sites, especially in areas surrounding Olympic sites and in central London, for the purpose of installations, repairs and maintenance, will be affected by the Olympic Games (and the Paralympic Games which follow the Olympic Games). We have already been notified that we may not be able to undertake planned excavation works in many parts of London, not only during the Olympics and Paralympics but also for several weeks in advance due to security and other restrictions. All of the above could adversely affect our reputation, result in a loss of customers and could also have a material adverse effect on our business and results of operations.

Risks Relating to Our Financial Indebtedness and Structure

We have substantial indebtedness which may have a material adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

We have a substantial amount of indebtedness. Our consolidated total long term debt, net of £77 million current portion, was £5,779 million as of December 31, 2011.

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

We have significant principal payments due from 2015 onwards that could require a partial or comprehensive refinancing of our senior credit facility and other debt instruments. Our ability to implement such a refinancing successfully would be significantly dependent on stable debt capital markets. In addition, we may not achieve or sustain sufficient cash flow in the future for the payment of principal or interest on our indebtedness when due. Consequently, we may be forced to raise cash or reduce expenses by doing one or more of the following:

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

The agreements that govern our indebtedness contain financial maintenance tests and restrictive covenants that restrict our ability to incur additional debt and limit the discretion of our management over various business matters. For example, the financial maintenance tests include leverage and interest coverage ratios, and the restrictive covenants impact our ability to:

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

The terms of our senior credit facility and other indebtedness limit the payment of dividends, loan repayments and other distributions to or from these companies under certain circumstances. Various agreements governing our debt may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

Applicable law may also limit the amounts that some of our subsidiaries will be permitted to pay as dividends or distributions on their equity interests or as loans, or even prevent such payments.

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

The decision to pay a dividend and the amount of any dividend is solely at the discretion of the Board. Our Board may decide not to continue to pay dividends on our common stock at the same level as in recent years, or at all. Any failure to pay a dividend could adversely affect our stock price.

The trading volatility and price of our common stock may be affected by many factors, some of which are beyond our control.

The market price of our common stock has been and may continue to be adversely affected by conditions in the global financial markets, and stock prices of highly leveraged companies, in particular, have been highly volatile. The market price of our common stock could also be subject to wide fluctuations in response to additional factors, many of which are beyond our control. These factors include general economic and market conditions, actual or anticipated variations in our operational results and cash flow, our competitors’ earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, currency and exchange rate fluctuations, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, governmental legislation or regulation.

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

We may, under some circumstances involving a change of control, be obligated to repurchase substantially all of our outstanding senior notes, senior secured notes and convertible senior notes, and repay our outstanding indebtedness under our senior credit facility and other indebtedness. We or any possible acquirer may not have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including those relating to intellectual property, commercial, employee and employee benefits, which arise in the ordinary course of our business. For instance, the U.K. tax authorities have challenged our VAT treatment of certain activities and have assessed us accordingly. VAT has been paid to Her Majesty’s Revenue and Customs, or HMRC, in order to appeal that assessment. This may become subject to court proceedings.

Mr. William R. Huff, one of our directors, has advised us that W.R. Huff Asset Management Co., LLC, or Huff Asset Management, which is controlled by Mr. Huff, may submit one or more claims for indemnification to the Company. These purportedly arise in connection with payments received by Huff Asset Management in 2004 for advisory services furnished to NTL Incorporated, or NTL, and Telewest Communications PLC, or Telewest. The businesses of NTL and Telewest merged in 2006 to form the Company. While Mr. Huff has not made a formal indemnification claim and has not specified the aggregate dollar amount of any potential indemnification claims, we are disclosing the potential indemnification claims in light of his position as a director. We do not know whether any indemnification claim will ultimately be brought and we will vigorously defend any indemnification claims made by Huff Asset Management, if submitted. We have determined that neither an accrual nor disclosure is required in the financial statements included in this report.

While we do not believe any of the litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for trading in shares of our common stock is the NASDAQ Global Select Market in the United States. Our common stock is also listed in the U.K. on the London Stock Exchange. As of February 14, 2012, there were 116 record holders of our common stock. The following table sets forth the reported high and low price per share of our common stock on the NASDAQ Global Select Market for the periods indicated:

	Price Per Share
	High	Low
2010
First Quarter	$17.46	$14.03
Second Quarter	19.00	14.80
Third Quarter	23.06	16.55
Fourth Quarter	27.58	23.27
2011
First Quarter	28.27	24.14
Second Quarter	32.62	27.33
Third Quarter	30.57	20.93
Fourth Quarter	27.89	20.66
2012
First Quarter (through February 14, 2012)	25.93	21.50

Dividends

During the years ended December 31, 2010 and 2011, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1
Year ended December 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9
November 15, 2011	0.04	December 12, 2011	December 22, 2011	7.4

The Board of Directors also approved a dividend of $0.04 per share on February 17, 2012.

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

Share Repurchases

The table below summarizes our repurchases under our Board-authorized capital structure optimization programs during 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (in U.S. dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased under the 2010 Program (in Pounds Sterling millions)(1)	Approximate Value of Shares that May Yet be Purchased under the 2011 Program (in Pounds Sterling millions)(2)	Approximate Value of Shares that May Yet be Purchased under the 2010 and 2011 Programs (in Pounds Sterling millions)(1)(2)
January 1 – 31, 2011	—	$—	—	£213.5	£—	£213.5
February1 – 28, 2011	350,000	27.26	350,000	207.6	—	207.6
March 1 – 31, 2011	6,825,074	27.09	6,825,074	93.5	—	93.5
April 1 – 30, 2011	—	—	—	93.5	—	93.5
May 1 – 31, 2011	2,294,400	31.43	2,294,400	49.3	—	49.3
June 1 – 30, 2011	2,515,000	31.38	2,515,000	0.6	—	0.6
July 1 – 31, 2011	—	—	—	0.6	625.0	625.6
August 1 – 31, 2011	4,583,400	24.85	4,583,400	—	555.7	555.7
September 1 – 30, 2011(3)	10,642,712	24.74	10,642,712	—	390.8	390.8
October 1 – 31, 2011	—	—	—	—	640.8	640.8
November 1 – 30, 2011(4)	13,641,254	21.99	13,641,254	—	452.7	452.7
December 1 – 31, 2011	—	—	—	—	452.7	452.7

Total	40,851,840	$25.03	40,851,840	£—	£452.7	£452.7

(1)	On July 28, 2010, we announced a capital structure optimization program expected to include the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011 and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. On March 4, 2011, we increased the capital optimization program to permit the full redemption of the 9.125% senior notes due 2016 on or before August 15, 2011. In the first half of 2011, the repurchases were made through open market transactions. The 2010 capital structure optimization program was completed in July 2011.
(2)	On July 27, 2011, we announced a new capital structure optimization program expected to include the application of, in aggregate, up to £850 million, in part towards repurchases of up to £625 million of our common stock until December 31, 2012 and in part towards transactions relating to our debt, including related derivative transactions. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV companies. In the third quarter of 2011, the repurchases were made through open market transactions and accelerated stock repurchase, or ASR, programs.
(3)	On September 8, 2011, we entered into an ASR program in the amount of $250 million as a part of our 2011 capital optimization program. We received 7,287,302 shares on September 13, 2011, 1,801,312 shares on September 22, 2011, and 1,029,098 shares on November 11, 2011, totalling 10,117,712 shares, under this ASR. This ASR terminated on November 11, 2011. The average price paid per share under this ASR was $24.71.
(4)	On November 10, 2011, we entered into another ASR program in the amount of $300 million as a part of our 2011 capital optimization program. We received 8,652,515 shares on November 15, 2011, 2,538,546 shares on November 18, 2011, and 2,450,193 shares on December 20, 2011, totalling 13,641,254 shares, under this ASR. This ASR terminated on December 20, 2011. The average price paid per share under this ASR was $21.99.

Stock Performance

The following graph compares the cumulative total return to stockholders of a $100 investment in our common stock for the five-year period from January 1, 2007 through December 31, 2011, with a similar investment in the Standard & Poor’s 500 Stock Index and a Peer Group Index and assumes the reinvestment of dividends. As no published index of comparable companies currently reports values on a dividends reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the

SEC. The Peer Group Index is made up of companies that are engaged in the telecommunications business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. In addition, the market capitalizations of many of the companies included in the Peer Group Index are different from ours. The common stocks of the following companies have been included in the Peer Group Index: AT&T Inc., British Sky Broadcasting Group plc, BT Group plc, Cablevision Systems Corporation, Carphone Warehouse Group plc, Comcast Corporation, DISH Network Corporation, France Telecom SA, Liberty Global Inc., Rogers Communication Inc., Talk Talk Telephone Group and Verizon Communications Inc.

	January 1, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Virgin Media(1)	$100	$68	$20	$70	$114	$90
S&P 500	100	105	66	84	97	99
Peer Group	100	110	72	85	119	119

(1)	Share prices from January 1, 2007 through February 5, 2007 reflect the historic prices of the common stock of NTL Incorporated, which was renamed Virgin Media Inc. on February 6, 2007.

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

The Statement of Operations and Balance Sheet data for the years ending and as at December 31, 2009, 2008 and 2007 have been adjusted for the disposals of Virgin Media TV and sit-up as described in the notes to our consolidated financial statements.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statement of Operations Data:
Revenue	£3,991.8	£3,875.8	£3,663.9	£3,655.0	£3,729.2
Operating income (loss)(1)	540.2	321.9	132.0	(261.9)	24.6
Income (loss) from continuing operations	77.1	(169.2)	(350.3)	(827.4)	(457.8)
Basic income (loss) from continuing operations per share	£0.25	£(0.52)	£(1.07)	£(2.52)	£(1.40)
Diluted income (loss) from continuing operations per share	£0.24	£(0.52)	£(1.07)	£(2.52)	£(1.40)
Average number of shares outstanding	310.1	327.1	328.8	328.0	325.9
Dividends declared per common share (in U.S. dollars)	$0.16	$0.16	$0.16	$0.16	$0.13

(1)	The 2008 operating loss includes goodwill and intangible asset impairments of £362.2 million.

	Year ended December 31,
	2011	2010	2009	2008	2007
Statement of Comprehensive Income (Loss) Data:
Net income (loss)	£75.9	£(141.4)	£(357.8)	£(920.0)	£(463.5)
Components of other comprehensive income:
Currency translation adjustment	(12.7)	2.5	(9.5)	38.2	(0.2)
Net (losses) gains on derivatives, net of tax	(24.2)	75.1	(216.6)	147.8	53.8
Reclassification of derivative gains (losses) to net income, net of tax	1.0	(29.0)	121.2	(125.1)	(40.8)
Pension liability adjustment, net of tax	(20.6)	15.4	(50.8)	(31.3)	19.8

Other comprehensive (loss) income	(56.5)	64.0	(155.7)	29.6	32.6

Total comprehensive income (loss)	19.4	(77.4)	(513.5)	(890.4)	(430.9)

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	£300.4	£479.5	£430.5	£181.6	£321.4
Working capital	(433.6)	(468.1)	(290.9)	(460.1)	(488.4)
Fixed assets, net	4,602.7	4,763.1	5,045.8	5,337.9	5,644.5
Total assets	7,938.8	8,833.2	9,190.0	9,933.3	10,503.3
Long term obligations	5,855.1	6,020.4	5,974.7	6,170.1	5,958.5
Shareholders’ equity	£638.9	£1,264.6	£1,491.3	£2,016.2	£2,810.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. Based on customer numbers, we are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2011, we provided service to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 1.5 million contract mobile customers and approximately 1.5 million prepay mobile customers over third party networks.

In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business (formerly ntl:Telewest Business).

Our reporting segments are determined based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations. We have two reporting segments, Consumer and Business, as described below:

•

Consumer (84.0% of our 2011 revenue): Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided over third party mobile networks.

•

Business (16.0% of our 2011 revenue): Our Business segment includes the voice and data telecommunication and internet solutions services we provide through our cable network and third party networks to businesses, public sector organizations and service providers.

For further discussion of our business, please refer to Item 1 of this document.

Financing

On February 15, 2011, we further amended our senior credit facility to increase our operational flexibility. On May 20, 2011, we entered into two new additional facilities under the senior credit facility, including an additional revolving facility with commitments of £450 million which replaced the then existing £250 million revolving facility and an additional term facility with commitments of £750 million which was used to prepay in full Tranches A and B under the then existing senior credit facility. Further amendments to increase operational flexibility were also effected on May 27, 2011. The maturity date of the facilities remains at June 30, 2015. For more information about our Senior Credit Facility, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Senior Credit Facility.”

On March 3, 2011, our wholly owned subsidiary, Virgin Media Secured Finance PLC, issued $500 million aggregate principal amount of 5.25% senior secured notes due 2021 and £650 million aggregate principal amount of 5.50% senior secured notes due 2021. The senior secured notes due 2021 rank pari passu with our senior credit facility and senior secured notes due 2018 and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility and senior secured notes due 2018. We used the net proceeds from the senior secured notes due 2021 to make repayments totalling £900 million under our senior credit facility and for general corporate purposes. On September 8, 2011, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2021 which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021, which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $499,870,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated outstanding notes and £650,000,000 aggregate principal amount, or 100% of the original sterling denominated outstanding notes, for an equivalent amount of newly issued senior secured notes due 2021. Holders of the original senior secured notes due 2021 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original notes issuance in March 2011. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on July 20, 2011.

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using $575.1 million, or £355.8 million, of cash from our balance sheet as part of our 2010 capital structure optimization program. For more information, see “Capital Structure Optimization” below.

Capital Structure Optimization

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions, including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter of 2011, we increased the 2010 capital structure optimization program to permit full redemption of the $550 million 9.125% senior notes due 2016, which occurred on July 26, 2011. See note 7 to the consolidated financial statements of Virgin Media Inc. for a discussion of the conversion hedges related to our convertible senior notes, which were entered into as part of the 2010 capital structure optimization program.

On July 27, 2011, we announced a new capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our new capital structure optimization program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. On October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds of the sale of UKTV by the end of 2012, in addition to the £625 million under the new capital structure optimization program. Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.

During the year ended December 31, 2011, we repurchased approximately 40.9 million shares of common stock at an average purchase price per share of $25.03 ($1,022.5 million in aggregate), of which approximately 17.1 million shares were repurchased through open market repurchases at an average purchase price per share of $27.64 ($472.5 million in aggregate) and approximately 23.8 million shares were repurchased through capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). Approximately 12.0 million shares of common stock were repurchased through open market repurchases under the 2010 capital structure optimization program at an average purchase price per share of $28.83 ($345.5 million in aggregate), and approximately 28.9 million shares of common stock were repurchased under the 2011 capital structure optimization program consisting of approximately 5.1 million shares under open market repurchases at an average purchase price per share of $24.86 ($127.0 million in aggregate) and approximately 23.8 million shares under capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). The capped accelerated stock repurchase programs under the 2011 capital structure optimization program were completed by entering into an agreement with a counterparty on September 8, 2011 to effect a $250.0 million (£156.6 million) capped accelerated stock repurchase program under which we received approximately 10.1 million shares of our common stock at an average purchase price per share of $24.71, and by entering into another agreement with the same counterparty on November 10, 2011 to effect a further $300.0 million (£188.0 million) capped accelerated stock repurchase program under which we received approximately 13.6 million shares of our common stock at an average purchase price per share of $21.99.

During the year ended December 31, 2010, we repurchased 11.6 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $21.98 ($255.7 million in aggregate) through an accelerated stock repurchase program and open market repurchases. The shares of common stock acquired in connection with the 2010 capital structure optimization program were cancelled.

Revenue

Our revenue by segment for the years ended December 31, 2011, 2010 and 2009 was as follows (in millions):

	Year ended December 31,
	2011		2010		2009
Consumer	£3,354.4	84.0%	£3,279.0	84.6%	£3,083.1	84.1%
Business	637.4	16.0	596.8	15.4	580.8	15.9

	£3,991.8	100.0%	£3,875.8	100.0%	£3,663.9	100.0%

The principal sources of revenue within each segment are:

Consumer

•	monthly fees and usage charges for cable and non-cable telephone and internet access services and cable television services;

•	monthly fees and usage charges for mobile services including charges for airtime, data, long-distance calls and roaming;

•	installation and connection services; and

•	charges for the supply of mobile handset and other equipment.

Business

•	monthly fees and usage charges for inbound and outbound voice, data and internet services and charges for transmission, fiber and voice services provided to retail and wholesale customers; and

•	installation and connection services.

Expenses

The principal components of our operating costs and selling, general and administrative expenses within each segment include:

Consumer

•	payroll and other employee-related costs including outsourcing;

•	television programming services and programming costs;

•	interconnect costs paid to carriers relating to call termination services;

•	marketing and selling costs; and

•	purchase costs of mobile handsets and other equipment.

Business

•	payroll and other employee-related costs;

•	interconnect and circuit costs paid to other telecommunication carriers; and

•	marketing and selling costs.

Other

•	costs of maintaining our cable network infrastructure and IT systems;

•	facility-related costs, such as rent, utilities and rates;

•	costs associated with providing customer services; and

•	allowances for doubtful accounts.

Disposal of Equity Investments

Disposals

On September 30, 2011, we completed the sale to Scripps Network Interactive, Inc. (“Scripps”), of our interest in the UKTV joint venture with BBC Worldwide Limited. The aggregate consideration was £349.9 million, which included approximately £98.1 million for Scripps’ acquisition of preferred equity, loan stock and other debt. After the inclusion of associated fees, this transaction resulted in a loss on disposal of £7.2 million in the consolidated statement of operations. Other than an insignificant amount of U.S. alternative minimum tax, no income tax is due as a result of this transaction due to our ability to offset net operating losses against taxable income.

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

Currency and Interest Rate Movements. We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of these programs is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars, euros and South African rand, such as customer premise equipment and network maintenance services and a substantial portion of these exposures are not hedged.

We are also subject to interest rate risks. As of December 31, 2011, we had interest determined on a variable basis, either through unhedged variable rate debt or derivative hedging contracts, on £1,108.9 million of our long term debt. An increase in interest rates of 1% would increase our interest cost by approximately £11.1 million per year.

Competition. Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in the market for our consumer services, including broadband and telephone services offered by BT; resellers or local loop unbundlers, such as BSkyB and Talk Talk; alternative internet access services such as DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including Everything Everywhere Limited (the joint venture between T-Mobile (UK) and Orange (UK)), O2, Vodafone and 3 UK, and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers. There is also significant competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, we also compete with regional providers, such as COLT Telecom, which have a strong network presence within limited geographic areas.

Capital Expenditures. Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our cable network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. On January 11, 2012, we announced a major program to double the speeds of over four million broadband customers. This will involve an incremental investment of approximately £110 million during 2012.

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

Mobile ARPU. Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, rather than lower lifetime value prepay customers, particularly through cross-selling to our cable customer base. Consequently, the number of prepay customers is expected to continue to decline in 2012, along with prepay usage.

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

Seasonality. Some of our Consumer revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. Our churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years. In addition, our revenue and cost of sales tend to be lower in the first quarter of any year as compared to the immediately preceding fourth quarter of the prior year. Historically, there has been lower telephony usage (including mobile, as noted above) in the first quarter and less spending on a variety of products and services in a first quarter than in a fourth quarter.

Distribution. We use certain third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new mobile customers or retain existing customers may be adversely affected. We continue to increase the proportion of our products distributed through our own channels including our retail outlets.

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

Fixed Assets

We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Our management use their experience and expertise in applying judgments about appropriate estimates. We also compare the useful lives assigned to fixed assets to other companies that operate similar business. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges. As an example, we have reviewed the useful lives of the assets that support our non-TiVo television set-top box platform based on our current intentions. While we have concluded that no adjustment to the useful lives is required, it is possible that a material change to our current plans could change this conclusion.

Long-lived assets and certain identifiable intangibles (intangible assets that do not have indefinite lives) to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

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

Taxes

As of December 31, 2011 we had gross deferred tax assets, including capital losses and net operating losses totaling £6,026.9 million. We are required to apply significant judgment regarding future events in determining the likelihood that we will be able to utilize these assets to reduce taxable income in future periods. We consider historical results, tax planning strategies, and future taxable income when performing this evaluation. We record a valuation allowance on tax assets that we believe are unlikely to be utilized to reduce taxable income in the future. As of December 31, 2011, the allowance recorded was £5,993.0 million which reduced our gross deferred tax assets to a net value of £33.9 million, because of our assessment of our inability to benefit from these tax assets in the future.

In assessing the likelihood regarding the utilization of tax assets, we apply the rules in the Income Taxes Topic of the FASB ASC. Based on our application of these rules, we determined that our cumulative pre-tax losses over the three year period ended December 31, 2011 represent a significant piece of negative evidence that require us to conclude that it is unlikely that we will be able to utilize any of these tax assets to reduce future taxable income. If we continue to generate pre-tax income as we have done in the year ended December 31, 2011 such that we are not in a cumulative loss position over the most recent three year measurement period, we will place more weight on other factors, including our projections of future profitability, and may change our assessment of the likelihood of utilizing a portion of these assets; however, no assurances can be provided that our future results will be consistent with our results for the year ended December 31, 2011.

New Accounting Pronouncements

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

Consolidated Results of Operations

Consolidated Results of Operations for the Years Ended December 31, 2011 and 2010

Revenue

Our revenue by segment for the years ended December 31, 2011 and 2010 was as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2011	2010
Consumer	£3,354.4	£3,279.0	2.3%
Business	637.4	596.8	6.8

	£3,991.8	£3,875.8	3.0%

For the year ended December 31, 2011, revenue increased by 3.0% to £3,991.8 million from £3,875.8 million for the same period in 2010. This increase was due to higher revenue in both our Consumer and Business segments. See further discussion of our Consumer and Business segments below.

Operating Costs

Operating costs for the years ended December 31, 2011 and 2010 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2011	2010
Operating costs:
Consumer cost of sales	£1,032.9	£997.8	3.5%
Business cost of sales	194.7	184.3	5.6
Network and other operating costs	378.0	392.9	(3.8)

Total operating costs	£1,605.6	£1,575.0	1.9%

For the year ended December 31, 2011, operating costs, including network expenses, increased by 1.9% to £1,605.6 million from £1,575.0 million during the same period in 2010. This increase was primarily attributable to increases in Consumer segment and Business segment cost of sales, partially offset by a decrease in network and other operating costs. Consumer segment cost of sales increased primarily as a result of increased revenues, partially offset by lower fixed line and mobile telephony interconnect costs as a result of lower usage. Business cost of sales increased as the impact on costs of increased install activity and higher retail and wholesale data revenues was only partially offset by lower retail and wholesale voice cost of sales. Network and other operating costs declined primarily as a result of lower facilities costs on our network properties due to the current year benefiting from a reduction in rent and related costs due to accrual adjustments in connection with a review of our property portfolio. As a result of these changes, along with a 3.0% increase in revenue, total operating costs as a percentage of revenue decreased to 40.2% for the year from 40.6% for the year ended December 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 and 2010 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2011	2010
Selling, general and administrative expenses:
Employee and outsourcing costs	£458.9	£468.5	(2.0)%
Marketing costs	157.1	147.7	6.4
Facilities	56.1	57.1	(1.7)
Other	123.9	117.3	5.6

Total selling, general and administrative expenses	£796.0	£790.6	0.7%

For the year ended December 31, 2011, selling, general and administrative expenses increased by 0.7% to £796.0 million from £790.6 million for the year ended December 31, 2010. This increase was primarily attributable to higher marketing and other costs, partially offset by lower employee and outsourcing costs and facilities costs. Higher marketing costs were primarily as a result of increased marketing activity, mainly in connection with the launch of TiVo services. Other costs increased primarily as a result of a higher bad debt expense. Employee and outsourcing costs reduced compared to the prior year primarily as a result of reduced costs in relation to employee incentive programs. Facilities costs were relatively unchanged, however the current year benefited from of a reduction in rent and related property costs resulting from accrual adjustments in connection with a review of our property portfolio. As a result, facilities costs are expected to increase in 2012.

Restructuring and Other Charges

During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. Though the majority of the plan is substantially complete, the remaining portion of the plan is expected to be completed by the end of 2012 and involves the incurrence of certain operating and capital expenditures, including certain costs which we expect to treat as restructuring.

For the year ended December 31, 2011, restructuring and other charges decreased to £8.4 million from £53.0 million for the same period in 2010. Restructuring and other charges in the year ended December 31, 2011 related primarily to lease exit costs and involuntary employee termination costs in connection with the restructuring program initiated in 2008. Restructuring and other charges in the year ended December 31, 2010 related primarily to lease exit costs, including the cost of vacating property leases on our Great Portland Street office in central London, and involuntary employee termination costs in connection with the restructuring program initiated in 2008 as discussed below.

The following table summarizes the movement during the year ended December 31, 2011 on our restructuring accruals (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals		Total
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs
Balance, December 31, 2010	£35.8	£1.1	£20.7	£57.6
Charged to expense	2.4	10.2	5.0	17.6
Revisions	(5.1)	(2.2)	(1.9)	(9.2)
Utilized	(14.8)	(7.1)	(9.2)	(31.1)

Balance, December 31, 2011	£18.3	£2.0	£14.6	£34.9

Depreciation Expense

For the year ended December 31, 2011, depreciation expense decreased to £923.2 million from £987.7 million for the same period in 2010. This increase was primarily as a result of fixed assets becoming fully depreciated, partially offset by depreciation in respect of new fixed assets.

Amortization Expense

For the year ended December 31, 2011, amortization expense decreased to £118.4 million from £147.6 million for the same period in 2010. The decrease in amortization expense was primarily attributable to the cessation of amortization of our intangible assets, all of which became fully amortized in 2011.

Interest Expense

For the year ended December 31, 2011, interest expense decreased to £440.8 million from £477.8 million for the same period in 2010, primarily due to a reduction in the level of debt and lower borrowing costs on our debt along with the effect of interest and cross currency rate swaps designated as accounting hedges.

We paid cash interest of £435.2 million for the year ended December 31, 2011 and £438.8 million for the year ended December 31, 2010. The decrease in cash interest payments was primarily as a result of a lower level of debt at lower average interest rates during the year ended December 31, 2011, along with differences in the timing of interest payments on our senior credit facility and senior notes due to refinancing activity undertaken during the years ended December 31, 2011 and 2010.

Loss on Extinguishment of Debt

For the year ended December 31, 2011, loss on extinguishment of debt was £47.2 million, which related to the write off of deferred financing costs as a result of the repayments of our senior credit facility from the net proceeds of the senior secured notes issued on March 3, 2011, the refinancing of our senior credit facility on May 20, 2011 and the redemption of our senior notes on July 26, 2011. For the year ended December 31, 2010, loss on extinguishment of debt was £70.0 million, which related to the write off of deferred financing costs as a result of the partial repayments of our senior credit facility in 2010 and the call premium totaling £5.5 million on the repayment of a portion of the senior notes due 2014.

Share of Income from Equity Investments

For the year ended December 31, 2011, share of income from equity investments was £18.6 million as compared with income of £24.0 million for the same period in 2010. The share of income from equity investments in the years ended December 31, 2011 and 2010 was our proportionate share of the income earned by UKTV prior to the sale of our interest on September 30, 2011.

Loss on Disposal of Equity Investments

For the year ended December 31, 2011, the loss on disposal of equity investments was £7.2 million. The loss related to the disposal of our share in the UKTV companies.

Loss on Derivative Instruments

The loss on derivative instruments of £50.7 million in the year ended December 31, 2011 was primarily driven by the loss on the conversion hedges as a result of a decrease in the price of our common stock and an increase in the amount of the counterparty credit risk adjustment used in the calculation of the fair values of the conversion hedges, and losses on derivative instruments resulting from a fall in interest rates, partially offset by the reclassification of gains of £31.1 million on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments. The losses on derivative instruments of £65.6 million in the year ended December 31, 2010 were mainly driven by the termination of swaps relating to the previous senior credit facility refinanced in March 2010. Additionally, the loss on derivative instruments for the year ended December 31, 2010 includes a loss of £13.5 million related to our conversion hedges, which represents the difference between the cash we paid and the fair value, as of December 31, 2010, and a loss of £5.1 million related to cross-currency interest swaps on our U.S. dollar convertible senior notes that are not designated as hedges for accounting purposes.

Foreign Currency Losses

For the year ended December 31, 2011, foreign currency losses were £2.4 million as compared with losses of £34.1 million for the same period in 2010. The foreign currency losses for the year ended December 31, 2011, were primarily due to remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019, offset by the weakening of the pound sterling relative to the U.S. dollar. The foreign currency losses for the year ended December 31, 2010 were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related foreign exchange gains on the principal portion of our U.S. dollar convertible senior notes.

Interest Income and Other, Net

For the year ended December 31, 2011, interest income and other increased to £82.6 million from £8.3 million for the year ended December 31, 2010. The increase was primarily due to the £77.6 million recognized in the consolidated statement of operations during the second quarter following the agreement with the U.K. tax authorities regarding the Value Added Tax, or VAT, treatment of certain of our revenue generating activities and a related refund.

Income Tax (Expense) Benefit

For the year ended December 31, 2011, income tax expense was £16.0 million as compared with a benefit of £124.1 million for the same period in 2010. The 2011 and 2010 tax (expense) benefit was comprised of (in millions):

	2011	2010
Current:
Federal	£(1.0)	£(4.9)
State and local	0.0	0.3
Foreign	5.1	25.0

Total current	4.1	20.4

Deferred:
Federal	3.2	79.8
Foreign	(23.3)	23.9

Total deferred	(20.1)	103.7

Total	£(16.0)	£124.1

The income tax expense for the year ended December 31, 2011 related primarily to our discontinuance of hedge accounting for the swaps associated with the $550 million 9.125% senior notes that were prepaid during the year, which resulted in a reclassification of tax effects associated with gains on those swaps from accumulated other comprehensive income. This expense was partially offset by consortium tax relief receivable from our joint venture operations, which were sold during 2011.

The foreign current tax benefit and the foreign deferred tax benefit for the year ended December 31, 2010, were primarily driven by the application of the intraperiod allocation rules of the Income Taxes Topic of the FASB ASC. The foreign current tax benefit attributable to continuing operations includes £18.3 million related to the gain on discontinued operations and is offset by tax expense of £18.3 million that is included within discontinued operations. The £23.9 million foreign deferred tax benefit attributable to continuing operations is offset by tax expense of £23.9 million that is included within other comprehensive as a result of gains in other comprehensive income during 2010.

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

Income (Loss) from Continuing Operations

For the year ended December 31, 2011, the net income from continuing operations was £77.1 million, compared with a loss of £169.2 million for the same period in 2010 due to the factors discussed above.

Gain on Disposal

For the year ended December 31, 2010, gain on disposal relating the sale of our Virgin Media TV business was £19.2 million, net of tax of £15.0 million.

(Loss) Income on Discontinued Operations

For the year ended December 31, 2011, the loss on discontinued operations was £1.2 million compared with an income of £27.8 million for the year ended December 31, 2010. The results of discontinued operations are comprised of our former Virgin Media TV business sold in 2010.

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

Basic Income (Loss) from Continuing Operations Per Share

Basic income from continuing operations per common share for the year ended December 31, 2011 was £0.25 compared to a basic loss per share of £0.52 for the year ended December 31, 2010. Basic income (loss) per share is computed using a weighted average of 310.1 million shares issued and outstanding in the year ended December 31, 2011 and a weighted average of 327.1 million shares issued and outstanding for the same period in 2010.

Contingent Losses

Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £27.4 million as of December 31, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2012.

Segmental Results of Operations for the Years Ended December 31, 2011 and 2010

A description of the products and services, as well as financial data, for each segment can be found in note 17 to the consolidated financial statements of Virgin Media Inc. The reportable segments disclosed in this document are based on our management organizational structure as of December 31, 2011.

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

Consumer Segment

The summary combined results of operations of our Consumer segment for the years ended December 31, 2011 and 2010 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2011	2010
Revenue	£3,354.4	£3,279.0	2.3%
Segment contribution	1,991.5	1,982.4	0.5

Revenue

Our Consumer segment revenue by customer type for the years ended December 31, 2011 and 2010 was as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2011	2010
Revenue:
Cable	£2,721.8	£2,641.8	3.0%
Mobile(1)	552.9	560.0	(1.3)
Non-cable	79.7	77.2	3.2

Total revenue	£3,354.4	£3,279.0	2.3%

(1)	Includes equipment revenue stated net of discounts earned through service usage.

For the year ended December 31, 2011, revenue from our Consumer segment customers increased by 2.3% to £3,354.4 million from revenue of £3,279.0 million for the year ended December 31, 2010. This increase was primarily due to an increase in revenue from our cable product offerings partially offset by a decline in mobile revenue.

The increase in cable revenue was primarily due to selective price increases and successful up-selling and cross-selling to our existing customer base, partially offset by a continued decline in fixed line telephony usage along with higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace.

Cable ARPU was £47.85 for the three months ended December 31, 2011 and £47.51 for the three months ended December 31, 2010. The increase in cable ARPU was due in part to selective price increases and successful up-selling and cross-selling to existing customers, partially offset by declining telephony usage and price discounting. Cable products per customer remained relatively flat at 2.50 at December 31, 2011 as compared to 2.49 at December 31, 2010, and “triple-play” penetration grew to 63.7% at December 31, 2011 from 63.0% at December 31, 2010. A triple-play customer is a customer who subscribes to our cable television, broadband and fixed line telephony services.

For the year ended December 31, 2011, mobile revenue decreased to £552.9 million from £560.0 million for the same period in 2010. The decrease was primarily attributable to the regulated change in mobile termination rates, which reduced inbound revenue and a decline in the number of prepay customers, partially offset by an increase in service revenues, mainly driven by increased contract revenue.

Mobile ARPU increased to £15.46 for the three months ended December 31, 2011 from £15.16 for the three months ended December 31, 2010. The increase was primarily due to an increased proportion of higher value contract customers relative to the total number of mobile customers, which rose to 50.2% at December 31, 2011 from 39.5% at December 31, 2010, partially offset by a fall in revenue due to the regulated change in mobile termination rates.

Non-cable revenue for the year ended December 31, 2011 increased to £79.7 million from £77.2 million for the year ended December 31, 2010. The increased non-cable revenue was predominantly driven by an increase in the percentage of customers taking both phone and broadband in the year ended December 31, 2011, as compared to the prior year, partially offset by a decline in the number of customers.

Consumer Segment Contribution

For the year ended December 31, 2011, Consumer segment contribution increased to £1,991.5 million from £1,982.4 million for the year ended December 31, 2010. This increase was primarily due to the increase in consumer revenues as described above.

Summary Cable Statistics

Selected statistics for our cable customers, for the three months ended December 31, 2011 as well as the four prior quarters, are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our cable operations. Our net customer movement for the three months ended December 31, 2011 was an increase of 15,000 customers being the net of gross additions and disconnections (net additions). Average monthly customer churn was 1.3% in the three months ended December 31, 2011 and 2010. The total number of cable products grew to 11,998,700 at December 31, 2011 from 11,951,600 at December 31, 2010, representing a net increase in products of 47,100. Between December 31, 2010 and December 31, 2011, the number of cable customers increased by 5,500.

	Three months ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
Opening customers	4,790,600		4,784,300		4,820,300		4,800,100		4,783,000
Customer additions	203,100		243,700		169,800		191,800		206,600
Customer disconnections(1)	(188,100)		(237,400)		(205,800)		(171,600)		(189,500)

Net customer additions (disconnections)	15,000		6,300		(36,000)		20,200		17,100

Closing customers	4,805,600		4,790,600		4,784,300		4,820,300		4,800,100
Cable churn(2)	1.3%		1.7		%1.4%		1.2%		1.3%
Cable products:
Television	3,763,100		3,762,100		3,767,700		3,788,900		3,778,800
Telephone	4,132,700		4,141,000		4,155,000		4,180,900		4,161,700
Broadband	4,102,900		4,072,900		4,048,600		4,061,200		4,011,100
Total cable products	11,998,700		11,976,000		11,971,300		12,031,000		11,951,600
Cable products/Customer	2.50	x	2.50	x	2.50	x	2.50	x	2.49	x
Triple-play penetration	63.7%		63.8%		63.8%		63.4%		63.0%
Cable Average Revenue Per User(3)	£47.85		£47.86		£47.35		£46.16		£47.51
Cable ARPU calculation:
Cable revenue (millions)	£688.5		£685.0		£682.3		£666.0		£682.8
Average customers	4,796,900		4,771,500		4,802,600		4,809,000		4,790,000

(1)	During the second half of 2010, we reviewed our credit and collections reporting processes and aligned the way we measure disconnections with our underlying operational process. As a result, we estimate that reported gross disconnects decreased by 4,900 customers, representing 11,000 products, during the fourth quarter of 2010.
(2)	Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.
(3)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Mobile Statistics

Selected statistics for our mobile customers, for the three months ended December 31, 2011 as well as for the four prior quarters, are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our mobile operations. Between December 31, 2011 and December 31, 2010, the number of mobile customers decreased by a net 31,600 customers. Contract customer net gains of 313,100 were offset by net losses of 344,700 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels and cross-selling mobile contracts to our cable and non-cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy of migrating prepay customers to contracts due to lower churn, higher ARPU and higher overall lifetime value of contract customers.

	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Contract mobile customers(1):
Opening contract mobile customers	1,421,400	1,346,600	1,263,400	1,210,800	1,154,700
Net contract mobile customer additions	102,500	74,800	83,200	52,600	56,100

Closing contract mobile customers	1,523,900	1,421,400	1,346,600	1,263,400	1,210,800

Prepay mobile customers(1):
Opening prepay mobile customers	1,566,900	1,705,200	1,737,800	1,858,100	1,912,300
Net prepay mobile customer disconnections	(53,500)	(138,300)	(32,600)	(120,300)	(54,200)

Closing prepay mobile customers	1,513,400	1,566,900	1,705,200	1,737,800	1,858,100

Total closing mobile customers:(1)	3,037,300	2,988,300	3,051,800	3,001,200	3,068,900

Mobile average revenue per user(2)	£15.46	£15.22	£14.27	£14.70	£15.16

Mobile ARPU calculation:
Mobile service revenue (millions)	£138.9	£138.1	£129.3	£133.4	£138.7
Average mobile customers	2,995,500	3,022,900	3,022,500	3,023,800	3,050,000

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected. Contract mobile customers include customers who have taken either a mobile service or a mobile broadband contract.
(2)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Non-cable Statistics

Selected statistics for our residential customers that are not connected directly through our cable network, or non-cable customers, for the three months ended December 31, 2011 as well as for the four prior quarters, are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our non-cable operations. Total non-cable products decreased by 34,000 during the year ended December 31, 2011, primarily due to increased competition in the market.

	Three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Opening customers	261,300	266,400	272,700	276,700	274,000
Net customer (disconnections) additions	(13,100)	(5,100)	(6,300)	(4,000)	2,700

Closing customers	248,200	261,300	266,400	272,700	276,700

Opening Non-cable products:
Telephone	169,700	169,000	170,700	169,600	161,200
Broadband	260,700	265,900	271,400	275,900	273,100

	430,400	434,900	442,100	445,500	434,300
Net Non-cable product (disconnections) additions:
Telephone	(6,400)	700	(1,700)	1,100	8,400
Broadband	(12,500)	(5,200)	(5,500)	(4,500)	2,800

	(18,900)	(4,500)	(7,200)	(3,400)	11,200
Closing Non-cable products:
Telephone	163,300	169,700	169,000	170,700	169,600
Broadband	248,200	260,700	265,900	271,400	275,900

	411,500	430,400	434,900	442,100	445,500

Business Segment

The summary combined results of operations of our Business segment for the years ended December 31, 2011 and 2010 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2011	2010
Revenue	£637.4	£596.8	6.8%
Segment contribution	377.4	342.8	10.1

Revenue

Our Business segment revenue for the years ended December 31, 2011 and 2010 was comprised of (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2011	2010
Revenue:
Retail:
Data	£277.0	£241.5	14.7%
Voice	153.7	163.3	(5.9)
LAN Solutions and other	35.4	31.7	11.7

	466.1	436.5	6.8
Wholesale:
Data	153.1	137.7	11.2
Voice	18.2	22.6	(19.5)

	171.3	160.3	6.9

Total revenue	£637.4	£596.8	6.8%

For the year ended December 31, 2011, revenue from business customers increased by 6.8% to £637.4 million from £596.8 million for the year ended December 31, 2010. The increase was primarily attributable to growth in retail and wholesale data revenues along with an increase in LAN solutions and other revenue, partially offset by a fall in retail and wholesale voice revenues.

Retail data revenue represented 59.4% of the retail business revenue for the year ended December 31, 2011 compared with 55.3% for the year ended December 31, 2010. For the year ended December 31, 2011 retail data revenue increased by 14.7% to £277.0 million from revenue of £241.5 million for the year ended December 31, 2010 primarily as a result of our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing data market.

Retail voice revenue decreased in the year ended December 31, 2011 compared to 2010, mainly as a result of declining telephony usage and, to a lesser extent, a decline in rental and install revenues.

LAN solutions and other revenue in the year ended December 31, 2011 was £35.4 million compared to £31.7 million for the year ended December 31, 2010. The majority of this revenue is from infrastructure projects which are non-recurring in nature. The growth was primarily due to growth in equipment and LAN project revenues.

For the year ended December 31, 2011 wholesale revenue increased by 6.9% to £171.3 million from £160.3 million for the year ended December 31, 2010 mainly as a result of increased usage of our network by wholesale data customers, partially offset by a decline in wholesale voice revenues.

Business Segment Contribution

For the year ended December 31, 2011, Business segment contribution increased to £377.4 million from £342.8 million for the year ended December 31, 2010. The increase was primarily due to the higher revenue, as described above.

Television Channel Joint Ventures

Until the date of sale on September 30, 2011, we owned 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC’s program library and other acquired programming and which are carried on Virgin Media’s cable platform and also satellite. Some channels are also available on Freeview.

We accounted for our interest in UKTV under the equity method and recognized a share of net income of £18.0 million and £22.8 million in the years ended December 31, 2011 and 2010, respectively.

UKTV received financing through loans from Virgin Media, which effectively acted as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £108.2 million for the year ended December 31, 2011. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £28.1 million during 2011.

Consolidated Results of Operations for the Years Ended December 31, 2010 and 2009

Revenue

For the year ended December 31, 2010, revenue increased by 5.8% to £3,875.8 million from £3,663.9 million for the same period in 2009. This increase was due to higher revenue in both our Consumer and Business segments. See further discussion of our Consumer and Business segments below.

Operating Costs

Operating costs for the years ended December 31, 2010 and 2009 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2010	2009
		(Adjusted)
Operating costs:
Consumer cost of sales	£997.8	£968.9	3.0%
Business cost of sales	184.3	180.0	2.4
Network and other operating costs	392.9	379.8	3.5

Total operating costs	£1,575.0	£1,528.7	3.0%

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

The following table summarizes the movement during the year ended December 31, 2010 on our restructuring accruals (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance at December 31, 2009	£40.0	£1.8	£15.5	£57.3
Amendments offset against goodwill	(0.3)	0.0	0.0	(0.3)
Charged to expense	3.0	7.8	31.7	42.5
Revisions	7.2	(0.8)	4.1	10.5
Utilized	(14.1)	(7.7)	(30.6)	(52.4)

Balance at December 31, 2010	£35.8	£1.1	£20.7	£57.6

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

(Losses) Gains on Derivative Instruments

The losses on derivative instruments of £65.6 million in the year ended December 31, 2010 were mainly driven by the termination of swaps relating to the previous senior credit facility refinanced in March 2010. Additionally, the loss on derivative instruments includes a loss of £13.5 million related to our conversion hedges, which represents the difference between the cash we paid and the fair value, as of December 31, 2010, and a loss of £10.2 million related to cross-currency interest swaps on our U.S. dollar convertible senior notes that are not designated as hedges for accounting purposes. The losses on derivative instruments of £114.5 million in the year ended December 31, 2009, were mainly driven by the U.S. dollar and euro weakening against the pound sterling in the first six months of the year, which resulted in a reduction in the fair value of the U.S. dollar and euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes

Foreign Currency Gains (Losses)

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

Income Tax Benefit

For the year ended December 31, 2010, income tax benefit was £124.1 million as compared with £2.5 million for the same period in 2009. The 2010 and 2009 tax benefit was comprised of (in millions):

	2010	2009
Current:
Federal	£(4.9)	£1.5
State and local	0.3	(0.1)
Foreign	25.0	4.9

Total current	20.4	6.3

Deferred:
Federal	79.8	(3.8)
Foreign	23.9	0.0

Total deferred	103.7	(3.8)

Total	£124.1	£2.5

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

Basic Loss from Continuing Operations Per Share

Basic loss from continuing operations per common share for the year ended December 31, 2010 was £0.52 compared to £1.07 for the year ended December 31, 2009. Basic loss per share is computed using a weighted average of 327.1 million shares issued and outstanding in the year ended December 31, 2010 and a weighted average of 328.8 million shares issued and outstanding for the same period in 2009.

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

Summary Cable Statistics

Selected statistics for our cable customers, for the three months ended December 31, 2010 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended December 31, 2010 was an increase of 17,100 customers being the net of gross additions and disconnections (net additions). Customer churn remained relatively stable throughout the years ended December 31, 2010 and 2009 and average monthly churn was 1.3% in the three months ended December 31, 2010 compared to 1.2% in the three months ended 31 December 2009. The total number of cable products grew to 11,951,600 at December 31, 2010 from 11,678,300 at December 31, 2009, representing a net increase in products of 273,300.

	Three months ended
	December 31,		September		June 30,		March 31,		December 31,
	2010		2010		2010		2010		2009
Opening customers(1)	4,783,000		4,768,900		4,761,800		4,723,500		4,694,900
Customer additions	206,600		236,000		188,600		193,100		198,600
Customer disconnects(2)	(189,500)		(221,900)		(181,500)		(154,800)		(170,000)

Net customer additions	17,100		14,100		7,100		38,300		28,600

Closing customers(1)	4,800,100		4,783,000		4,768,900		4,761,800		4,723,500
Cable churn(1)(3)	1.3%		1.6%		1.3%		1.1%		1.2%
Cable products:
Television(1)	3,778,800		3,766,700		3,751,900		3,729,600		3,693,900
DTV (included in Television)	3,759,600		3,745,900		3,728,700		3,702,800		3,656,200
ATV (included in Television)(1)	19,200		20,800		23,200		26,800		37,700
Telephone	4,161,700		4,161,000		4,175,300		4,178,000		4,146,600
Broadband	4,011,100		3,969,800		3,936,000		3,910,100		3,837,800
Total cable products	11,951,600		11,897,500		11,863,200		11,817,700		11,678,300
Cable products/Customer(1)	2.49	x	2.49	x	2.49	x	2.48	x	2.47	x
Triple-play penetration(1)	63.0%		62.7%		62.4%		61.9%		61.1%
Cable Average Revenue Per User(1)(4)	£47.51		£46.38		£45.88		£45.01		£45.28
Cable ARPU calculation:
Cable revenue (millions)	£682.8		£662.6		£656.4		£640.0		£640.1
Average customers(1)	4,790,000		4,763,400		4,768,800		4,739,500		4,712,600

(1)	As part of our analog switch off program during the first quarter of 2010 we identified 49,300 analog customers as of December 31, 2009 that we did not expect to convert to digital products and services. These customers were previously reflected in our Summary Cable Statistics as both customers and ATV products. As they did not receive any directly billable services from us they were not included in our Summary Cable Statistics commencing with the first quarter of 2010. To ensure our statistics are presented on a comparable basis, we have removed 49,300 customers from our customer and ATV product numbers for all previously reported periods. The following statistics were recalculated: Opening and Closing customers, Cable churn, Cable products—Television and ATV, Cable products/Customer, Triple-play penetration, Cable ARPU, Average customers.

(2)	During the second half of 2010, we reviewed our credit and collections reporting processes and aligned the way we measure disconnections with our underlying operational process. As a result, we estimate that reported gross disconnects decreased by 6,300 customers, representing 15,300 products, and 4,900 customers, representing 11,000 products, during the third and fourth quarters of 2010, respectively.
(3)	Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.
(4)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

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

	Three months ended
	December 31,	September	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
Contract mobile customers(1):
Opening contract mobile customers	1,154,700	1,097,200	1,030,900	949,700	872,600
Net contract mobile customer additions(2)	56,100	57,500	66,300	81,200	77,100

Closing contract mobile customers	1,210,800	1,154,700	1,097,200	1,030,900	949,700
Prepay mobile customers(1):
Opening prepay mobile customers	1,912,300	1,976,200	2,028,900	2,225,000	2,323,300
Net prepay mobile customer disconnections(2)	(54,200)	(63,900)	(52,700)	(196,100)	(98,300)

Closing prepay mobile customers	1,858,100	1,912,300	1,976,200	2,028,900	2,225,000
Total closing mobile customers: (1)	3,068,900	3,067,000	3,073,400	3,059,800	3,174,700
Mobile average revenue per user (3)	£15.16	£15.01	£14.36	£13.70	£14.00
Mobile ARPU calculation:
Mobile service revenue (millions)	£138.7	£138.6	£131.9	£127.7	£132.9
Average mobile customers	3,050,000	3,077,700	3,061,800	3,106,300	3,164,400

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected. Contract mobile customers include customers who have taken either a mobile service or a mobile broadband contract.
(2)	Contract net adds in the three months ended June 30, 2010 includes 9,300 customers who have been taking contract services since joining but had previously been recorded as prepay customers. A corresponding reduction is included in prepay net adds in the same quarter.
(3)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

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

	Three months ended
	December 31, 2010	September 2010	June 30, 2010	March 31, 2010	December 31, 2009
Opening customers	274,000	272,600	270,600	267,200	255,200
Net customer additions	2,700	1,400	2,000	3,400	12,000

Closing customers	276,700	274,000	272,600	270,600	267,200

Opening Non-cable products:
Telephone	161,200	154,400	147,600	139,800	124,900
Broadband	273,100	271,800	269,600	265,700	253,200

	434,300	426,200	417,200	405,500	378,100

Net Non-cable product additions:
Telephone	8,400	6,800	6,800	7,800	14,900
Broadband	2,800	1,300	2,200	3,900	12,500

	11,200	8,100	9,000	11,700	27,400

Closing Non-cable products:
Telephone	169,600	161,200	154,400	147,600	139,800
Broadband	275,900	273,100	271,800	269,600	265,700

	445,500	434,300	426,200	417,200	405,500

Business Segment

The summary combined results of operations of our Business segment for the years ended December 31, 2010 and 2009 were as follows (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2010	2009
Revenue	£596.8	£580.8	2.8%
Segment contribution	342.8	339.7	0.9

Revenue

Our Business segment revenue for the years ended December 31, 2010 and 2009 was comprised of (in millions):

	Year ended December 31,		Increase/ (Decrease)
	2010	2009
Revenue:
Retail:
Data	£241.5	£213.7	13.0%
Voice	163.3	176.5	(7.5)
LAN Solutions and other	31.7	36.7	(13.6)

	436.5	426.9	2.2
Wholesale	160.3	153.9	4.2

Total revenue	£596.8	£580.8	2.8%

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

Television Channel Joint Ventures

Until the date of sale on September 30, 2011, we owned 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC’s program library and other acquired programming and which are carried on Virgin Media’s cable platform and also satellite. Some channels are also available on Freeview.

We accounted for our interest in UKTV under the equity method and recognized a share of net income of £22.8 million and £16.5 million in the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, our investment in UKTV was carried on the consolidated balance sheet at £359.2 million, which included outstanding loans totaling £120.4 million.

UKTV received financing through loans from Virgin Media, which totaled £120.4 million at December 31, 2010. These loans effectively acted as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £8.7 million for the year ended December 31, 2010. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £25.8 million during 2010.

Additionally, we recorded a gain of £1.2 million for the year ended December 31, 2010 from the winding up of our investment in our former joint venture, Setanta Sports News. Setanta Sports News ceased broadcasting in June 2009 and has now been wound up. We recorded a loss of £2.4 million for the year ended December 31, 2009.

Consolidated Statement of Cash Flows

Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011, cash provided by operating activities increased to £1,149.1 million from £1,037.6 million for the year ended December 31, 2010. This increase was primarily attributable to the improvements in operating results, offset by changes in operating assets and liabilities. For the year ended December 31, 2011, cash paid for interest, exclusive of amounts capitalized, decreased to £435.2 million from £438.8 million during the same period in 2010. This decrease was primarily as a result of a lower level of debt at lower average interest rates during the year ended December 31, 2011, along with differences in the timing of the interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result of the refinancing activity undertaken during the years ended December 31, 2011 and 2010.

For the year ended December 31, 2011, cash used in investing activities of £314.7 million was principally comprised of purchases of fixed assets totaling £656.7 million, partially offset by the net proceeds received from the sale of our equity accounted investment in the UKTV companies and the related principal repayment on loans to equity investments. For the year ended December 31, 2010, cash used in investing activities of £411.4 million was principally comprised of purchases of fixed assets totaling £628.4 million, partially offset by the proceeds from the sale of Virgin Media Television and disposal of 42 properties.

Cash used in financing activities for the year ended December 31, 2011 was £1,001.1 million compared with cash used in financing activities of £551.8 million for the year ended December 31, 2010. For the year ended December 31, 2011, the principal uses of cash were the partial repayments of our previous senior credit facility and repayment of our 9.125% U.S. dollar senior notes due 2016 totaling £1,315.8 million, capital lease payments totaling £79.2 million and purchases of our own shares totaling £635.0 million. The principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2021, net of financing fees, of £977.0 million, and the proceeds from the settlement of cross currency interest rate swaps of £65.5 million. For the year ended December 31, 2010, the principal uses of cash were the partial repayments under our previous senior credit facility and repayment of our senior notes due 2014 totaling £3,186.6 million, capital lease payments totaling £53.2 million, purchases of our own shares totaling £161.5 million and the purchase of conversion hedges relating to the shares issuable under our convertible senior notes totaling £205.4 million. The principal components of cash provided by financing activities for the year ended December 31, 2010 were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £3,072.0 million.

Cash flows from discontinued operations for the years ended December 31, 2011 and 2010 are attributable to Virgin Media TV.

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

Cash used in financing activities for the year ended December 31, 2010 was £551.8 million compared with cash used in financing activities of £69.7 million for the year ended December 31, 2009. For the year ended December 31, 2010, the principal uses of cash were the partial repayments under our previous senior credit facility and repayment our senior notes due 2014 totaling £3,186.6, capital lease payments totaling £53.2 million, purchases of our own shares totaling £161.5 million and the purchase of conversion hedges relating to the shares issuable under our convertible senior notes totaling £205.4 million. The principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £3,072.0 million. For the year ended December 31, 2009, the principal uses of cash were the partial repayments under our senior credit facility and our senior notes due 2014 totaling £1,695.0, and capital lease payments totaling £42.4 million. The principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £1,610.2 million.

Cash flows from discontinued operations for the year ended December 31, 2010 are attributable to Virgin Media TV. Cash flows from discontinued operations for the year ended December 31, 2009 are attributable to Virgin Media TV and sit-up.

Liquidity and Capital Resources

As of December 31, 2011, we had £5,855.1 million of debt outstanding, compared to £6,020.4 million as of December 31, 2010, and £300.4 million of cash and cash equivalents, compared to £479.5 million as of December 31, 2010. The decrease in debt from December 31, 2010 is principally due to the redemption of the $550 million 9.125% senior notes due 2016 using cash.

Our business is capital intensive and has significant leverage. We have significant cash requirements for operating costs, capital expenditures and interest expense. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. On January 11, 2012, we announced a major program to double the speeds of over four million broadband customers. This will involve an incremental investment of approximately £110 million during 2012. Excluding the £110 million incremental investment it is estimated that our purchase of fixed assets in 2012 will be in the range of 15% to 17% of our revenue.

We expect that our cash on hand, together with cash from operations and amounts undrawn on our revolving credit facility, will be sufficient for our cash requirements through December 31, 2012. However, our cash requirements after December 31, 2012 may exceed these sources of cash. We refinanced our senior credit facility and now have no significant principal payments under our senior credit facility until 2015.

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter we increased the 2010 capital optimization program to permit the full redemption of the $550 million 9.125% senior notes due 2016, which occurred on July 26, 2011. On July 27, 2011, we announced a new capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our new capital structure optimization program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. On October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases by the end of 2012 from the proceeds of the sale of UKTV, in addition to the £625 million under the new capital structure optimization program. Our capital structure optimization programs may be effected through open market, privately negotiated and / or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.

During the year ended December 31, 2011, we repurchased approximately 40.9 million shares of common stock at an average purchase price per share of $25.03 ($1,022.5 million in aggregate), of which approximately 17.1 million shares were repurchased through open market repurchases at an average purchase price per share of $27.64 ($472.5 million in aggregate) and approximately 23.8 million shares were repurchased through capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). Approximately 12.0 million shares of common stock were repurchased through open market repurchases under the 2010 capital structure optimization program at an average purchase price per share of $28.83 ($345.5 million in aggregate), and approximately 28.9 million shares of common stock were repurchased under the 2011 capital structure optimization program consisting of approximately 5.1 million shares under open market repurchases at an average purchase price per share of $24.86 ($127.0 million in aggregate) and approximately 23.8 million shares under capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). The capped accelerated stock repurchase programs under the 2011 capital structure optimization program were executed by entering into an agreement with a counterparty on September 8, 2011 to effect a $250.0 million (£156.6 million) capped accelerated stock repurchase program under which we received approximately 10.1 million shares of our common stock at an average purchase price per share of $24.71, and by entering into another agreement with the same counterparty on November 10, 2011 to effect a further $300.0 million (£188.0 million) capped accelerated stock repurchase program under which we received approximately 13.6 million shares of our common stock at an average purchase price per share of $21.99. The shares of common stock acquired under these transactions were cancelled.

As at December 31, 2011, the remaining amount authorized for stock repurchases under the 2011 capital structure optimization program was £452.7 million.

On February 8, 2012, we entered into a $250 million capped accelerated stock repurchase agreement under the 2011 capital optimization program. Under the terms of this agreement, we paid $250 million from cash on hand to repurchase outstanding shares of our common stock. On February 13, 2012, we received an initial delivery of 7.5 million shares under this agreement. The total number of shares that we will ultimately receive will be based generally on the daily volume-weighted average share price of our common stock over a defined time period, the end of which is expected to be no later than May 9, 2012.

On February 15, 2011, we further amended our senior credit facility to increase our operational flexibility. On May 20, 2011, we entered into two new additional facilities under the senior credit facility, including an additional revolving facility, with total commitments of £450 million, which replaced the then existing £250 million revolving facility and an additional term facility with commitments of £750 million which was used to prepay in full Tranches A and B under the senior credit facility. Further amendments to increase operational flexibility were also effected on May 27, 2011. The maturity date of the facilities remains as June 30, 2015. For more information, see “-Senior Credit Facility” below.

On March 3, 2011, our wholly owned subsidiary, Virgin Media Secured Finance PLC, issued $500 million aggregate principal amount of 5.25% senior secured notes due 2021 and £650 million aggregate principal amount of 5.50% senior secured notes due 2021. The senior secured notes due 2021 rank pari passu with our senior credit facility and senior secured notes due 2018 and, subject to certain exceptions, share in the same guarantees and security which have been granted in favor of our senior credit facility and senior secured notes due 2018. We used the net proceeds from the senior secured notes due 2021 to make repayments totaling £900 million under our then existing senior credit facility and for general corporate purposes. On September 8, 2011, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2021 which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $499,870,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated outstanding notes and £650,000,000 aggregate principal amount, or 100% of the original sterling denominated outstanding notes, for an equivalent amount of newly issued senior secured notes due 2021. Holders of the original senior secured notes due 2021 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original notes issuance in March 2011. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see the Registration Statement on Form S-4 of Virgin Media Inc., as filed with the SEC on July 20, 2011.

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using £355.8 million of cash from our balance sheet as part of our 2010 capital structure optimization program. For more information, see “-Senior Unsecured Notes” below.

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

On February 15, 2011, we further amended our senior credit facility to, among others, (i) fix the total net leverage ratio to 3.75:1.00 from December 31, 2011 until December 31, 2015; (ii) delete the cap on the amount of cash that can be deducted in calculating consolidated senior net debt and consolidated net debt; (iii) allow the Company to incur debt so long as it remains in compliance with the total net leverage ratio; (iv) change the required level for the ratio of consolidated senior net debt to consolidated operating cashflow from 2.25:1.00 to 3.00:1.00; (v) include sale and leaseback arrangements in certain financial baskets; (vi) increase certain financial baskets to the greater of £250 million plus amounts outstanding as of the original execution date and the amount that could be incurred so that the ratio of consolidated senior net debt to consolidated operating cashflow is equal to, or less than, 3.00:1.00 for the purposes of incurring secured debt; (vii) eliminate the excess cash flow sweep; and (viii) eliminate the restriction on using the proceeds of an additional facility or additional senior secured notes for the payment of any dividends or distributions to the Company and the repayment or prepayment of the 9.125% senior notes due 2016. Certain additional amendments were outlined in the senior credit facility, including the extension of certain lenders’ portion of our June 30, 2014 scheduled amortization payment of £200 million by one year, to June 30, 2015.

In March 2011, we used the net proceeds from our senior secured notes due 2021 (as described in “Senior Secured Notes” below) to prepay £532.5 million of the Tranche A outstanding under our senior credit facility, thus eliminating scheduled amortization in 2011 through 2014, and £367.5 million of Tranche B outstanding under our senior credit facility that was scheduled for payment in 2015.

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

As at December 31, 2011, our senior credit facility has an aggregate outstanding principal amount of £750 million, and the revolving credit facility has an aggregate outstanding principal amount of £450 million. The proceeds from the senior credit facility may be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes.

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
Additional Revolving Credit Facility Leverage Ratio Margin:
Greater than 3.50:1.00	1.825%
Equal to or less than 3.50:1.00 but greater than 3.25:1.00	1.575%
Equal to or less than 3.25:1.00	1.325%
Additional Term Credit Facility Leverage Ratio Margin:
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

Failure to meet these covenant levels would result in a default under our senior credit facility. As of December 31, 2011, we were in compliance with these covenants.

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

Senior Unsecured Notes

In July 2006, Virgin Media Finance issued U.S. dollar denominated 9.125% senior notes due 2016, or the 9.125% senior notes due 2016, with a principal amount outstanding of $550 million. The 9.125% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding 9.50% senior notes due 2016 and its senior notes due 2019. Interest on the 9.125% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.125% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. On July 26, 2011, we fully redeemed the 9.125% senior notes due 2016 by paying $575.1 million, or £355.8 million, of cash.

In June 2009, Virgin Media Finance issued U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $750 million and euro denominated 9.50% senior notes due 2016 with a principal amount outstanding of €180 million. In July 2009, Virgin Media Finance issued additional U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $600 million. The U.S. dollar denominated senior notes issued in June 2009 and July 2009, respectively, are treated as a single issuance of the same notes under the indenture for these notes, collectively, the 9.50% senior notes due 2016. Interest on the 9.50% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2019 and its 9.125% senior notes due 2016. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

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

If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the consolidated balance sheet as of December 31, 2011 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter. This condition was not met in the three months ended December 31, 2011 but has been met in prior quarters.

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

Off-Balance Sheet Arrangements

As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011 we were not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of December 31, 2011, and the periods in which payments are due (in millions):

		Payments Due by Period (Undiscounted)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£5,638.0	£0.3	£0.1	£2,411.8	£3,225.8
Capital Lease Obligations	480.1	91.8	116.8	30.7	240.8
Operating Lease Obligations	211.1	52.7	75.5	34.5	48.4
Purchase Obligations	1,416.5	626.7	445.0	194.5	150.3
Interest Obligations	2,205.4	372.7	745.5	607.0	480.2

Total	£9,951.1	£1,144.2	£1,382.9	£3,278.5	£4,145.5

Early Termination Charges		£23.9	£5.7	£1.4	£0.5

Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

The following table includes information about our commercial commitments as of December 31, 2011. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions):

		Amount of Commitment Expiration by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Guarantees	£0.0	£0.0	£0.0	£0.0	£0.0
Lines of credit	0.0	0.0	0.0	0.0	0.0
Standby letters of credit	6.4	5.0	0.0	0.9	0.5
Standby repurchase obligations	0.0	0.0	0.0	0.0	0.0
Other commercial commitments	0.0	0.0	0.0	0.0	0.0

Total commercial commitments	£6.4	£5.0	£0.0	£0.9	£0.5

Derivative Instruments and Hedging Activities

We have a number of derivative instruments with a number of counterparties to manage our exposures to changes in interest rates and foreign currency exchange rates. We account for certain of these instruments as accounting hedges, in accordance with the Derivatives and Hedging Topic of the FASB ASC, when the appropriate eligibility criteria has been satisfied, and to the extent that they are effective. Ineffectiveness in our accounting hedges, and movements in the fair value of instruments that we have not elected for hedge accounting, are recognized through the consolidated statement of operations immediately. Effective cash flow accounting hedges are recognized as either assets or liabilities and measured at fair value with changes in the fair value recorded within other comprehensive income (loss). Effective fair value accounting hedges are recognized as either assets or liabilities and measured at fair value with changes in the fair value of the derivative and changes in the carrying value of the debt recorded in the consolidated statements of operations. The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts.

We are also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2011, we would have had interest determined on a variable basis on £750 million, or 12.8%, of our long term debt. An increase in interest rates of 1% would increase unhedged gross interest expense by approximately £7.5 million per year.

We are also subject to currency exchange rate risks because substantially all of our revenues, operating costs and selling, general and administrative expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2011, £2,862.5 million, or 48.5%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £150.1 million, or 2.5%, of our indebtedness based upon contractual obligations, was denominated in euros. We also purchase goods and services in U.S. dollars, euros and South African rand.

Interest Rate Swaps

We have entered into interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

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

Cross-currency Interest Rate Swaps

We have entered into cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes. We have also entered into cross-currency interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations.

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

Conversion Hedges

We have entered into conversion hedges with certain counterparties relating to our $1.0 billion 6.50% convertible senior notes due 2016. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes.

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

Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2011, £2,862.5 million, or 48.5%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £150.1 million, or 2.5%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We have also committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

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

The following table provides information as of December 31, 2011 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,							Fair Value December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt
(including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$2,350.0	$2,100.0	$4,450.0	$5,074.8
Average interest rate					8.223%	7.522%
Average forward exchange rate					0.72	0.65

Euros
Fixed rate	—	—	—	—	€180.0	—	€180.0	€198.9
Average interest rate					9.500%
Average forward exchange rate					0.88

Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£1,942.3
Average interest rate						6.830%
Variable rate	—	—	—	£750.0		—	£750.0	£750.0
Average interest rate				LIBOR plus 1.625%-2.125%

Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	$1,350.0	$1,600.0	$2,950.0	£57.0
Average forward exchange rate					0.62	0.61
Average sterling interest rate paid					10.00%	7.76%

Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$500.0	$500.0	£39.3
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%

Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	—	$1,000.0	—	$1,000.0	£28.0
Average contract exchange rate					0.52
Average sterling interest rate paid					6.91%
Receipt of Euros (interest and principal)
Notional amount	—	—	—	—	€180.0	—	€180.0	£(10.4)
Average contract exchange rate					0.88
Average sterling interest rate paid					10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	£600.0		£650.0	£1,250.0	£49.3
Average sterling interest rate paid				2.86%		LIBOR+1.84%
Sterling interest rate received				LIBOR		5.50%

The following table provides information as of December 31, 2010 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,							Fair Value December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	Total
Lo ng term debt
(including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$4,500.0	$4,500.0	$5,419.1
Average interest rate						7.971%
Average forward exchange rate						0.65
Euros
Fixed rate	—	—	—	—	—	€180.0	€180.0	€205.4
Average interest rate						9.500%
Average forward exchange rate						0.89
Pounds Sterling
Fixed rate	—	—	—	—	—	£1,225.0	£1,225.0	£1,323.0
Average interest rate						7.536%
Variable rate	£150.0	£175.0	£200.0	£200.0	£950.0	—	£1,675.0	£1,672.5
Average interest rate	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR
	plus	plus	plus	plus	plus
	2.75-3.5	2.75-3.5	2.75-3.5	2.75-3.5	2.75-3.75
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$3,500.0	$3,500.0	$120.0
Average forward exchange rate						0.60
Average sterling interest rate paid						8.74%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	$37.2
Average contract exchange rate						0.51
Average sterling interest rate paid						6.95%
Receipt of Euros (interest and principal)
Notional amount	—	—	—	—	—	€180.0	€180.0	£(6.2)
Average contract exchange rate						0.88
Average sterling interest rate paid						10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	—	£600.0	—	£600.0	£8.0
Average sterling interest rate paid					2.86%
Sterling interest rate received					LIBOR

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm begin on page F-1 of this document and are incorporated in this document by reference.

On June 4, 2010, we announced the sale to BSkyB of our television channel business known as Virgin Media TV. Virgin Media TV’s operations comprised our former Content segment. We determined that as of June 30, 2010 the planned sale met the requirements for Virgin Media TV to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods, and accordingly, we adjusted the consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and cash flows for the years ended December 31, 2009 and 2008. The results of operations of Virgin Media TV have been included as discontinued operations in the consolidated statements of operations through July 12, 2010, which is the date the sale was complete following approval from regulators in Ireland. The statement of operations for the three months ended September 30, 2010 includes a gain on disposal of £14.4 million related to this sale.

During the three months ended June 30, 2011 we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of our revenue generating activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the three months ended June 30, 2011, £77.6 million of which was included in the consolidated statement of operations for the quarter.

The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2011 and 2010 (in millions, except per share data):

	2011
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£982.3	£985.8	£1,000.0	£1,023.7
Operating income	110.6	134.9	128.4	166.3
Net income (loss)	3.3	98.2	(73.8)	48.2
Basic income (loss) per share	£0.01	£0.31	£(0.24)	£0.16

	2010
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£929.4	£964.2	£978.4	£1,003.8
Operating income	69.6	79.6	101.7	71.0
Net (loss) income	(160.4)	(59.9)	41.8	37.1
Basic (loss) income per share	£(0.49)	£(0.18)	£0.13	£0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2011. This annual report includes an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of Virgin Media Inc.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIH’s internal control over financial reporting was effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIL’s internal control over financial reporting was effective as of December 31, 2011.

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

(f)	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Virgin Media Inc. and subsidiaries

We have audited Virgin Media Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virgin Media Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting for Virgin Media Inc.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Virgin Media Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virgin Media Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Virgin Media Inc. and subsidiaries, and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England

February 21, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Inc.

We have audited the accompanying consolidated balance sheets of Virgin Media Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virgin Media Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
February 21, 2012

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	£300.4	£479.5
Restricted cash	1.9	2.2
Accounts receivable—trade, less allowances for doubtful accounts of £10.9 (2011) and £6.4 (2010)	435.4	431.2
Inventory for resale	13.1	26.4
Derivative financial instruments	9.5	0.8
Prepaid expenses and other current assets	83.9	89.0

Total current assets	844.2	1,029.1
Fixed assets, net	4,602.7	4,763.1
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Intangible assets, net	0.0	118.4
Equity investments	0.0	359.2
Derivative financial instruments	347.9	394.6
Deferred financing costs, net of accumulated amortization of £44.0 (2011) and £23.8 (2010)	75.7	98.6
Other assets	50.8	52.7

Total assets	£7,938.8	£8,833.2

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£304.4	£295.9
Accrued expenses and other current liabilities	338.2	391.5
Derivative financial instruments	16.7	13.3
Restructuring liabilities	34.9	57.6
VAT and employee taxes payable	88.4	88.6
Interest payable	106.8	126.5
Deferred revenue	311.8	301.7
Current portion of long term debt	76.6	222.1

Total current liabilities	1,277.8	1,497.2
Long term debt, net of current portion	5,778.5	5,798.3
Derivative financial instruments	53.6	62.0
Deferred revenue and other long term liabilities	190.0	207.9
Deferred income taxes	0.0	3.2

Total liabilities	7,299.9	7,568.6

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2011 and 2010) shares; issued and outstanding 286.7 (2011) and 322.0 (2010) shares	1.6	1.8
Additional paid-in capital	3,866.6	4,375.2
Accumulated other comprehensive income	30.0	86.5
Accumulated deficit	(3,259.3)	(3,198.9)

Total shareholders' equity	638.9	1,264.6

Total liabilities and shareholders' equity	£7,938.8	£8,833.2

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue	£3,991.8	£3,875.8	£3,663.9
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,605.6	1,575.0	1,528.7
Selling, general and administrative expenses	796.0	790.6	786.3
Restructuring and other charges	8.4	53.0	40.4
Depreciation	923.2	987.7	928.7
Amortization	118.4	147.6	243.1
Goodwill and intangible asset impairments	0.0	0.0	4.7

	3,451.6	3,553.9	3,531.9

Operating income	540.2	321.9	132.0
Other income (expense)
Interest expense	(440.8)	(477.8)	(455.1)
Loss on extinguishment of debt	(47.2)	(70.0)	(54.5)
Share of income from equity investments	18.6	24.0	14.1
Loss on disposal of equity investments	(7.2)	0.0	0.0
Loss on derivative instruments	(50.7)	(65.6)	(114.5)
Foreign currency (losses) gains	(2.4)	(34.1)	119.0
Interest income and other, net	82.6	8.3	6.2

Income (loss) from continuing operations before income taxes	93.1	(293.3)	(352.8)
Income tax (expense) benefit	(16.0)	124.1	2.5

Income (loss) from continuing operations	77.1	(169.2)	(350.3)

Discontinued operations
Gain on disposal, net of tax	0.0	19.2	0.0
(Loss) income from discontinued operations, net of tax	(1.2)	8.6	(7.5)

(Loss) income from discontinued operations	(1.2)	27.8	(7.5)

Net income (loss)	£75.9	£(141.4)	£(357.8)

Per share amounts
Income (loss) from continuing operations
Basic earnings per share	£0.25	£(0.52)	£(1.07)

Diluted earnings per share	£0.24	£(0.52)	£(1.07)

Net income (loss)
Basic earnings per share	£0.24	£(0.43)	£(1.09)

Diluted earnings per share	£0.24	£(0.43)	£(1.09)

Dividends per share (in U.S. dollars)	$0.16	$0.16	$0.16

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	£75.9	£(141.4)	£(357.8)
Loss (income) from discontinued operations	1.2	(27.8)	7.5

Income (loss) from continuing operations	77.1	(169.2)	(350.3)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,041.6	1,135.3	1,171.8
Goodwill and intangible asset impairments	0.0	0.0	4.7
Non-cash interest	10.5	40.1	51.3
Non-cash compensation	22.5	29.4	19.4
Loss on extinguishment of debt, net of prepayment premiums	31.7	70.1	53.6
Income from equity accounted investments, net of dividends received	(0.6)	(9.3)	(12.4)
Unrealized losses on derivative instruments	12.8	133.8	133.4
Foreign currency losses (gains)	0.9	(89.3)	(158.8)
Loss on disposal of equity investments	7.2	0.0	0.0
Income taxes	19.6	(101.1)	2.8
Other	7.0	0.5	1.2
Changes in operating assets and liabilities, net of effect from business disposals:
Accounts receivable	(4.4)	(28.4)	27.5
Inventory	13.3	(13.5)	(0.3)
Prepaid expenses and other current assets	12.0	6.3	(2.7)
Other assets	2.0	(2.0)	(14.9)
Accounts payable	8.3	4.5	(15.0)
Deferred revenue (current)	10.1	18.9	17.8
Accrued expenses and other current liabilities	(82.5)	18.9	(30.1)
Deferred revenue and other long term liabilities	(40.0)	(7.4)	(5.5)

Net cash provided by operating activities	1,149.1	1,037.6	893.5

Investing activities:
Purchase of fixed and intangible assets	(656.7)	(628.4)	(568.0)
Proceeds from sale of fixed assets	2.2	36.0	4.2
Principal repayments on loans to equity investments	108.2	8.4	12.5
Acquisitions, net of cash acquired	(14.6)	0.0	0.0
Disposal of equity investments, net	243.4	0.0	0.0
Disposal of businesses, net	0.0	167.4	(17.5)
Other	2.8	5.2	(2.5)

Net cash used in investing activities	(314.7)	(411.4)	(571.3)

Financing activities:
New borrowings, net of financing fees	977.0	3,072.0	1,610.2
Repurchase of common stock	(635.0)	(161.5)	0.0
Purchase of conversion hedges	0.0	(205.4)	0.0
Proceeds from employee stock option exercises	17.5	17.0	2.5
Principal payments on long term debt	(1,315.8)	(3,186.6)	(1,695.0)
Principal payments on capital leases	(79.2)	(53.2)	(42.4)
Proceeds from settlement of cross currency interest rate swaps	65.5	0.0	0.0
Realized gain on derivatives	0.0	0.0	88.3
Dividends paid	(31.1)	(34.1)	(33.3)

Net cash used in financing activities	(1,001.1)	(551.8)	(69.7)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(30.1)	(0.8)
Net cash used in investing activities	0.0	0.0	(1.0)

Net cash used in discontinued operations	(10.4)	(30.1)	(1.8)

Effect of exchange rate changes on cash and cash equivalents	(2.0)	4.7	(1.8)
(Decrease) increase in cash and cash equivalents	(179.1)	49.0	248.9
Cash and cash equivalents, beginning of period	479.5	430.5	181.6

Cash and cash equivalents, end of period	£300.4	£479.5	£430.5

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£435.2	£438.8	£404.2
Income taxes paid	2.3	1.2	0.1

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2008	£1.8	£4,461.3		£169.6	£(31.5)	£40.1	£(2,625.1)	£2,016.2
Exercise of stock options and tax effect	0.0	2.5		0.0	0.0	0.0	0.0	2.5
Stock compensation costs	0.0	19.4		0.0	0.0	0.0	0.0	19.4
Dividends paid	0.0	0.0		0.0	0.0	0.0	(33.3)	(33.3)
Comprehensive loss:
Net loss for the year ended December 31, 2009	0.0	0.0	(357.8)	0.0	0.0	0.0	(357.8)	(357.8)
Currency translation adjustment	0.0	0.0	(9.5)	(9.5)	0.0	0.0	0.0	(9.5)
Net losses on derivatives, net of tax	0.0	0.0	(216.6)	0.0	0.0	(216.6)	0.0	(216.6)
Reclassification of derivative losses to net income, net of tax	0.0	0.0	121.2	0.0	0.0	121.2	0.0	121.2
Pension liability adjustment, net of tax	0.0	0.0	(50.8)	0.0	(50.8)	0.0	0.0	(50.8)

			£(513.5)

Balance, December 31, 2009	£1.8	£4,483.2		£160.1	£(82.3)	£(55.3)	£(3,016.2)	£1,491.3
Exercise of stock options and tax effect	0.0	16.9		0.0	0.0	0.0	0.0	16.9
Repurchase of common stock	0.0	(154.3)		0.0	0.0	0.0	(7.2)	(161.5)
Stock compensation costs	0.0	29.4		0.0	0.0	0.0	0.0	29.4
Dividends paid	0.0	0.0		0.0	0.0	0.0	(34.1)	(34.1)
Comprehensive loss:
Net loss for the year ended December 31, 2010	0.0	0.0	(141.4)	0.0	0.0	0.0	(141.4)	(141.4)
Currency translation adjustment	0.0	0.0	2.5	2.5	0.0	0.0	0.0	2.5
Net gains on derivatives, net of tax	0.0	0.0	75.1	0.0	0.0	75.1	0.0	75.1
Reclassification of derivative gains to net income, net of tax	0.0	0.0	(29.0)	0.0	0.0	(29.0)	0.0	(29.0)
Pension liability adjustment, net of tax	0.0	0.0	15.4	0.0	15.4	0.0	0.0	15.4

			£(77.4)

Balance, December 31, 2010	£1.8	£4,375.2		£162.6	£(66.9)	£(9.2)	£(3,198.9)	£1,264.6
Exercise of stock options and tax effect	0.0	18.0		0.0	0.0	0.0	0.0	18.0
Repurchase of common stock	(0.2)	(539.4)		0.0	0.0	0.0	(105.2)	(644.8)
Stock compensation costs	0.0	22.5		0.0	0.0	0.0	0.0	22.5
Acquisitions	0.0	(9.7)		0.0	0.0	0.0	0.0	(9.7)
Dividends paid	0.0	0.0		0.0	0.0	0.0	(31.1)	(31.1)
Comprehensive income:
Net income for the year ended December 31, 2011	0.0	0.0	75.9	0.0	0.0	0.0	75.9	75.9
Currency translation adjustment	0.0	0.0	(12.7)	(12.7)	0.0	0.0	0.0	(12.7)
Net losses on derivatives, net of tax	0.0	0.0	(24.2)	0.0	0.0	(24.2)	0.0	(24.2)
Reclassification of derivative losses to net income, net of tax	0.0	0.0	1.0	0.0	0.0	1.0	0.0	1.0
Pension liability adjustment, net of tax	0.0	0.0	(20.6)	0.0	(20.6)	0.0	0.0	(20.6)

			£19.4

Balance, December 31, 2011	£1.6	£3,866.6		£149.9	£(87.5)	£(32.4)	£(3,259.3)	£638.9

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

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2011, we provided service to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 1.5 million prepay mobile customers and approximately 1.5 million contract mobile customers over third party networks.

In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business.

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

On July 12, 2010, we completed the sale of our television channel business known as Virgin Media TV to BSkyB. Virgin Media TV’s operations comprised our former Content segment. These consolidated financial statements reflect Virgin Media TV as discontinued operations and we have retrospectively adjusted the consolidated statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2011 and 2010.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less and are recorded at amortized cost, which approximates fair value. We had cash equivalents totaling £254.1 million and £433.1 million as at December 31, 2011 and 2010, respectively.

Restricted cash balances of £1.9 million as at December 31, 2011 and £2.2 million as at December 31, 2010 represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. Amounts charged to expense are included in selling, general and administrative expenses in the consolidated statements of operations. The movements in our allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Balance, January 1	£6.4	£9.0	£15.2
Charged to costs and expenses	32.6	25.4	24.4
Write offs, net of recoveries	(28.1)	(28.0)	(30.6)

Balance, December 31	£10.9	£6.4	£9.0

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

Fixed Assets

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful lives are as follows:

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

Software Development Costs

We capitalize costs related to computer software developed or obtained for internal use in accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future. Amounts attributable to software development costs are included in fixed assets and depreciation expense in the consolidated balance sheets and consolidated statements of operations respectively.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC.

In September 2011, the FASB issued guidance permitting companies to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We adopted this guidance effective October 1, 2011 and applied it to the performance of our annual goodwill impairment test for both the consumer and business reporting units.

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

As of December 31, 2011 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £75.7 million and £98.6 million as of December 31, 2011 and 2010, respectively, are included on the consolidated balance sheets. Deferred financing costs associated with our convertible senior notes are amortized to the expected due date of the notes which is currently November 2016. Should the holders of the convertible senior notes have the ability to, and elect to, convert their notes prior to November 2016, we will expense the deferred financing costs associated with the converted notes in the period of conversion.

Restructuring Costs

We account for our restructuring costs, which comprise of lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred.

Revenue Recognition

Revenue is stated net of value added tax, or VAT, collected from customers on behalf of tax authorities.

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

Once we have established the selling price of each deliverable, we allocate total arrangement consideration by applying the relative selling price methodology. Prior to the adoption of this guidance, where the fair value of the delivered element could not be determined reliably but the fair value of the undelivered element could be determined reliably, the fair value of the undelivered element was deducted from total consideration and the net amount was allocated to the delivered element based on the “residual value” method. This methodology is no longer permitted under the new guidance and we now allocate revenue for all multiple-element arrangements based on the relative selling price methodology. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition, as discussed below.

In all bundled revenue arrangements, the amount of revenue recognized for any up-front elements, including business and consumer installation services and mobile handsets, is limited to the amount of cash collected.

Consumer

Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Installation revenue for our Consumer segment is recognized in accordance with the provisions of the Entertainment—Cable Television Topic of the FASB ASC in relation to installation fees for cable television, fixed line telephone, and broadband internet services. Installation revenues are recognized at the time the installation is completed to the extent those fees are less than direct selling costs, which is generally the case.

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

Installation revenues are recognized when the contracted service has been delivered, which is generally when a customer is connected to our network and has acknowledged acceptance.

Subscriber Acquisition Costs

Costs incurred in respect of the acquisition of our customers, including payments to distributors and the cost of mobile handsets and mobile handset promotions, are expensed as incurred.

Advertising Expense

We expense the cost of advertising as incurred. Advertising costs were £131.4 million, £120.9 million and £100.8 million in 2011, 2010 and 2009, respectively.

Stock-Based Compensation

We have a number of stock-based employee compensation plans, as described more fully in note 10. We account for these compensation plans in accordance with the Compensation—Stock Compensation Topic of the FASB ASC. We measure stock-based compensation expense at fair value and record that expense based on our estimate of the number of instruments for which the requisite service period is expected to be rendered. Awards with graded vesting terms are recognized over the requisite service period for each separately vesting portion of the award. Where applicable, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.

Pensions

We account for our defined benefit pension arrangements in accordance with the Compensation-Retirement Benefits Topic of the FASB ASC which requires that pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated is generally independent of funding decisions or requirements.

We recognize the funded status of our defined benefit post-retirement plans on our balance sheet and changes in the funded status are reflected in comprehensive income.

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

Operating Leases

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance permitting companies to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We adopted this guidance effective October 1, 2011 and applied it to the performance of our annual goodwill impairment test for both the consumer and business reporting units.

On January 1, 2011 we adopted new accounting guidance issued by the FASB for revenue arrangements with multiple-elements. We adopted this guidance on a prospective basis applicable for transactions originating or materially modified after the date of adoption. This guidance changed the criteria for separating units of accounting in multiple-element arrangements and the way in which an entity is required to allocate revenue to these units of accounting. The adoption of this guidance has not had a material impact on our consolidated financial statements for the year ended December 31, 2011. This is principally due to the fact that although prior to the adoption of this guidance we were unable to meet the criteria to separate the units of accounting for our residential customer arrangements, the Cable Television Topic of the FASB ASC required us to recognize initial hookup revenues to the extent we had incurred direct selling costs. The impact of the adoption of this guidance may be material in future years if we make material changes to product or service offerings, pricing structures, or the components of bundled arrangements, or if we enter into material new arrangements in our Business segment.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Earnings Per Share

Basic net income (loss) per common share and basic income (loss) from continuing operations per share is computed by dividing the net income (loss) and income (loss) from continuing operations, respectively, for the years ended December 31, 2011, 2010 and 2009 by the weighted average number of shares outstanding during the respective periods. Diluted net income (loss) per common share and diluted income (loss) from continuing operations per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow, restricted stock units and warrants, and the if-converted method for shares potentially issuable under our convertible senior notes.

Basic and diluted income (loss) from discontinued operations per share for the years ended December 31, 2011, 2010 and 2009 was £0.00, £0.08 and £(0.02) respectively.

The weighted average number of shares outstanding for the years ended December 31, 2011, 2010 and 2009 is computed as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Number of shares outstanding at start of period	321.3	329.4	328.1
Issue of common stock (average number outstanding during the period)	3.9	1.7	0.7
Purchase of treasury shares (weighted average)	(15.1)	(4.0)	0.0

Average number of shares outstanding	310.1	327.1	328.8

The following table sets forth the components of basic and diluted income (loss) per common share (in millions):

	Year ended December 31,
	2011	2010	2009
Numerator for basic income (loss) per common share from continuing operations	£77.1	£(169.2)	£(350.3)
Interest on senior convertible notes, net of tax	0.0	0.0	0.0

Numerator for diluted income (loss) per common share from continuing operations	£77.1	£(169.2)	£(350.3)

Weighted average number of shares:
Denominator for basic income (loss) per common share	310.1	327.1	328.8
Effect of dilutive securities:
Share based awards to employees	6.0	0.0	0.0
Shares issuable under senior convertible notes	0.0	0.0	0.0

Denominator for diluted income (loss) per common share	316.1	327.1	328.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Earnings Per Share (continued)

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income (loss) per common shares (in millions):

	Year ended December 31,
	2011	2010	2009
Stock options	3.4	10.5	17.3
Sharesave options	0.7	0.5	2.7
Restricted stock held in escrow	0.6	0.7	1.4
Restricted stock units	2.5	5.2	4.3
Warrants	0.0	25.8	25.8
Shares issuable under convertible senior notes	52.0	52.0	52.0

Each of these instruments are excluded from the calculation of diluted net income per common share in periods in which there is a loss, because the inclusion of potential common shares would have an anti-dilutive effect.

In the year ended December 31, 2011, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded our average share price during the calculation period.

In the year ended December 31, 2011, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of December 31, 2011.

In the year ended December 31, 2011, the common shares issuable under our convertible notes have been excluded from the calculation of the diluted weighted average number of shares because the effect of their inclusion would be anti-dilutive based on the application of the if-converted method, which assumes that interest charges applicable to the convertible notes, net of the income tax effect, are added to income (loss) for the period and that the common shares issuable upon conversion of the convertible notes are added to the number of weighted average shares outstanding.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Earnings Per Share (continued)

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

Restricted Stock Unit and Performance Share Grants

The restricted stock units and performance shares granted under our stock incentive plans have a term of up to ten years and vest based on performance, subject to continued employment. These targets may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range. The final number of awards vesting will be settled in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

Note 4—Disposals

Disposal of Equity Investment in UKTV

On September 30, 2011, we completed the sale to Scripps Network Interactive, Inc. (“Scripps”), of our 50% equity investment in the UKTV joint venture with BBC Worldwide Limited. The aggregate consideration was £349.9 million, which included approximately £98.1 million for Scripps’ acquisition of preferred equity, loan stock and other debt. After the inclusion of associated fees, this transaction resulted in a loss on disposal of £7.2 million in the consolidated statement of operations. Other than an insignificant amount of U.S. alternative minimum tax, no income tax is due as a result of this transaction due to our ability to offset U.S. net operating losses against taxable income.

At December 31, 2010 the investment consisted of our £238.8 million share of net assets and £120.4 million of loans and redeemable preference shares.

Disposal of Virgin Media TV

On July 12, 2010, we completed the sale of our television channel business known as Virgin Media TV to BSkyB. Virgin Media TV’s operations comprised our former Content segment. These consolidated financial statements reflect Virgin Media TV as discontinued operations and we have retrospectively adjusted the consolidated statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2009.

We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB’s standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as described by the fair value measurements guidance issued by the FASB. We have performed a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, £33.6 million of the gain on disposal of Virgin Media TV was deferred within other liabilities on the balance sheet and will be treated as a reduction in operating costs over the contractual terms of the carriage arrangements, which range from 3 to 7 years. During 2011 and 2010, £6.0 million and £2.0 million, respectively, of this deferred gain was recognized in the consolidated statement of operations.

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

Revenue of the Virgin Media TV business, reported in discontinued operations, for the years ended December 31, 2010 and 2009 was £100.1 million and £167.8 million, respectively. Virgin Media TV’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2010 and 2009 was £11.9 million and £15.3 million, respectively.

Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the years ended December 31, 2010 and 2009 were £14.3 million and £27.3 million, respectively.

Disposal of sit-up

On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was previously included within our former Content segment. Revenue of the sit-up business, reported in discontinued operations, for the year ended December 31, 2009 was £38.9 million. sit-up’s pre-tax loss, reported within discontinued operations, for the year ended December 31, 2009 was £22.8 million. During the year ended December 31, 2009, in accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC, we wrote down the assets held for sale to fair value based upon the agreed purchase consideration. This resulted in a £19.0 million impairment charge, which was recognized in the loss from discontinued operations for the year ended December 31, 2009.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Fixed Assets (Including Leases)

Fixed assets consist of (in millions):

		December 31,
		2011		2010
	Useful Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	5-30 years	£6,763.7	£28.8	£6,621.5	£28.8
Switches and headends	3-10 years	905.9	19.8	835.0	36.7
Customer premises equipment	5-10 years	1,231.8	254.4	1,175.8	170.1
Other operating equipment	4-20 years	8.8	0.0	21.7	0.0

Total operating equipment		8,910.2	303.0	8,654.0	235.6
Other equipment
Land	—	8.8	0.0	8.8	0.0
Buildings	20-50 years	100.9	35.8	99.9	35.6
Leasehold improvements	7 years or, if less, the lease term	115.1	0.0	117.2	0.0
Computer infrastructure	3-5 years	241.5	30.1	241.8	44.5
Other equipment	5-10 years	249.7	22.2	240.2	27.9

Total other equipment		716.0	88.1	707.9	108.0

		9,626.2	391.1	9,361.9	343.6
Accumulated depreciation		(5,145.6)	(151.2)	(4,714.5)	(121.2)

		4,480.6	239.9	4,647.4	222.4
Construction in progress		122.1	0.0	115.7	0.0

		£4,602.7	£239.9	£4,763.1	£222.4

During the years ended December 31, 2011, 2010 and 2009, the assets acquired under capital leases totaled £91.2 million, £132.2 million and £34.4 million, respectively. Amortization expense on capital leases is included as a component of depreciation expense.

Included in assets acquired under capital leases for the year ended December 31, 2011 is £55.5 million in respect to customer premise equipment converted from operating leases to capital leases. Included in assets acquired under capital leases for the year ended December 31, 2010 is £35.8 million in respect to 42 properties included in a sale and leaseback transaction.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Fixed Assets (Including Leases) (continued)

Future minimum annual payments under capital and operating leases at December 31, 2011 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ending December 31,
2012	£91.8	£52.7
2013	67.5	41.4
2014	49.3	34.1
2015	23.4	21.9
2016	7.3	12.6
Thereafter	240.8	48.4

Total minimum lease payments	480.1	£211.1

Less: amounts representing interest	(222.1)

Present value of net minimum obligations	258.0
Less: current portion	(76.3)

	£181.7

Total rental expense for the years ended December 31, 2011, 2010 and 2009 under operating leases was £47.1 million, £52.7 million and £48.3 million, respectively.

The weighted average interest rate for capital lease obligations as of December 31, 2011 and 2010 was 6.8% and 7.4%, respectively.

During 2011 and 2010, the changes in the asset retirement obligations were as follows (in millions):

	2011	2010
Asset retirement obligation at the beginning of the year	£66.9	£46.3
Assets acquired	14.3	17.3
Liabilities settled	(8.6)	(6.7)
Accretion expense	5.3	6.2
Revisions	(12.2)	3.8

Asset retirement obligation at the end of the year	£65.7	£66.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	December 31,
		2011	2010
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,873.4	£1,873.4
Reorganization value in excess of amounts allocable to identifiable assets		144.1	144.1

		£2,017.5	£2,017.5

Intangible assets subject to amortization:
Cost:
Customer lists	3-6 years	£754.6	£754.6

		754.6	754.6

Accumulated amortization:
Customer lists		754.6	636.2

		754.6	636.2

		£—	£118.4

As at December 31, 2011, the gross carrying amount of goodwill was £2,235.6 million and accumulated impairment charges were £362.2 million.

As at December 31, 2011, goodwill and intangible assets not subject to amortization totaling £1,811.6 million and £205.9 million are allocated to our Consumer and Business reporting units, respectively. We performed our annual impairment reviews of our Consumer and Business reporting units as at October 1, 2011 and 2010. As a result of this review we concluded that no impairment charge was required at either date. Based on the results of the review as at October 1, 2011, neither our Business or Consumer reporting units were at risk of failing Step 1 of the goodwill impairment test.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Long Term Debt

Long term debt consists of (in millions):

	December 31,
	2011	2010
Secured Obligations
U.S. Dollar
6.50% senior secured notes due 2018	£635.4	£632.3
5.25% senior secured notes due 2021	353.1	0.0
Sterling
7.00% senior secured notes due 2018	864.5	863.1
5.50% senior secured notes due 2021	722.4	0.0
Senior credit facility	750.0	1,675.0
Unsecured Obligations
U.S. Dollar
9.125% senior notes due 2016	0.0	352.6
6.50% convertible senior notes due 2016	551.1	535.4
9.50% senior notes due 2016	849.2	843.2
8.375% senior notes due 2019	380.6	378.8
Euro
9.50% senior notes due 2016	145.3	148.5
Sterling
8.875% senior notes due 2019	345.2	344.8
Other Secured Obligations
Capital leases	258.0	245.9
Other	0.3	0.8

	5,855.1	6,020.4
Less current portion	(76.6)	(222.1)

	£5,778.5	£5,798.3

The carrying values of our $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £45.7 million and £77.9 million, respectively, as a result of our application of fair value hedge accounting to these instruments.

The effective interest rate on the senior credit facility was 3.3% and 4.2% as at December 31, 2011 and 2010, respectively.

The terms of the senior notes and senior credit facility as at December 31, 2011 are summarized below.

Senior Notes

At December 31, 2011, we had the following senior notes outstanding:

•	9.50% Senior Notes due August 15, 2016—The principal amount at maturity is $1,350 million and €180 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2010.

•	6.50% Senior Secured Notes due January 15, 2018—The principal amount at maturity is $1,000 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Long Term Debt (continued)

•	7.00% Senior Secured Notes due January 15, 2018—The principal amount at maturity is £875 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010.

•	8.375% Senior Notes due October 15, 2019—The principal amount at maturity is $600 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

•	8.875% Senior Notes due October 15, 2019—The principal amount at maturity is £350 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

•	5.25% Senior Secured Notes due January 15, 2021—The principal amount at maturity is $500 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

•	5.50% Senior Secured Notes due January 15, 2021—The principal amount at maturity is £650 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

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

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using £355.8 million of cash from our balance sheet as part of our 2010 capital structure optimization program. We recognized a loss on extinguishment of £15.5 million as a result of this redemption. Refer to note 15 for additional discussion of the capital structure optimization program.

Convertible Senior Notes

On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion and used the proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.’s guarantees of our senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock. Based on the December 31, 2011 closing price of our common stock, the ‘if converted value’ of the convertible senior notes exceeds the outstanding principal amount by approximately £72.3 million.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Long Term Debt (continued)

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

The liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations.

We have applied a nonconvertible borrowing rate of 10.35% which resulted in the recognition of a discount on the convertible senior notes totaling £108.2 million, with the offsetting amount recognized as a component of additional paid-in capital. In addition, a cumulative translation adjustment of £36.1 million was recognized in relation to prior periods due to the decrease in the foreign currency denominated debt balance subject to translation during 2008.

The equity component of the convertible senior notes was £108.2 million as of December 31, 2011 and 2010. The following table presents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of December 31, 2011 and 2010 (in millions):

	December 31,
	2011	2010
Principal obligation	£643.3	£641.1
Unamortized discount	(92.2)	(105.7)

Net carrying amount	£551.1	£535.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Long Term Debt (continued)

As of December 31, 2011, the remaining discount will be amortized over a period of approximately 5 years. The amount of interest cost recognized for the contractual interest coupon during the years ended December 31, 2011 and 2010 was approximately £40.5 million and £42.0 million, respectively. The amount of interest cost recognized for the amortization of the discount on the liability component of the senior convertible notes for the years ended December 31, 2011 and 2010 was £13.5 million and £12.7 million, respectively.

On October 27, 2010, we entered into capped call option transactions, or conversion hedges, with certain counterparties relating to our $1.0 billion 6.50% convertible senior notes due 2016. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes. The conversion hedges also provide various mechanisms for settlement in our common stock and/or cash in certain circumstances, based primarily on the settlement method elected for the notes. These conversion hedges have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible senior notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million in respect of the conversion hedges during the fourth quarter of 2010. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.

The conversion hedges do not qualify for equity classification under the authoritative guidance as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was approximately £138.2 million and £191.9 million as of December 31, 2011 and 2010, respectively, has been included as a non-current derivative financial asset in the consolidated balance sheets. The conversion hedges will be recorded at fair value at each reporting period with changes in fair values reported as a loss (gain) on derivative instruments in the consolidated statement of operations. Refer to Note 8 for additional discussion of the fair value measurement of the conversion hedges.

Senior Credit Facility

The principal amount outstanding under our senior credit facility at December 31, 2011 was £750.0 million. Our senior credit facility comprises a term facility denominated in pounds sterling of £750.0 million and a revolving facility of £450.0 million. At December 31, 2011, £750.0 million of the term facility had been drawn and £5.8 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

The term credit facility bears interest at LIBOR, plus a margin currently ranging from 1.625% to 2.125% based on leverage ratios. The margins on the revolving credit facility range from 1.325% to 1.825% based on leverage ratios. Interest is payable at least semi-annually. The term credit facility and the revolving credit facility are repayable in full on their maturity dates, which are June 30, 2015.

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing certain financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment served to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Long Term Debt (continued)

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

The facility is secured through a guarantee from Virgin Media Finance. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of VMIH, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2011, we were in compliance with these covenants.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Long Term Debt (continued)

Long term debt repayments, excluding capital leases, as of December 31, 2011, are due as follows (in millions):

Year ending December 31:
2012	£0.3
2013	0.1
2014	0.0
2015	750.0
2016	1,661.8
Thereafter	3,225.8

Total debt payments	£5,638.0

Note 8—Fair Value Measurements

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

The table below presents our assets and liabilities measured at fair value as at December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in millions):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£219.2	£0.0	£219.2
Conversion hedges	0.0	0.0	138.2	138.2

Total	£0.0	£219.2	£138.2	£357.4

Liabilities
Derivative financial instruments	£0.0	£70.3	£0.0	£70.3

Total	£0.0	£70.3	£0.0	£70.3

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Fair Value Measurements (continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£203.5	£0.0	£203.5
Conversion hedges	0.0	0.0	191.9	191.9

Total	£0.0	£203.5	£191.9	£395.4

Liabilities
Derivative financial instruments	£0.0	£75.3	£0.0	£75.3

Total	£0.0	£75.3	£0.0	£75.3

In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:

Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 9.

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the consolidated balance sheets. The conversion hedges may only be exercised by us upon maturity of the convertible senior notes. As of December 31, 2011, the fair value of these instruments was estimated to be £138.2 million using the Black-Scholes Merton valuation technique. In accordance with the authoritative guidance, fair value represents an estimate of the exit price that would be received upon disposal of the conversion hedges as of the balance sheet date. The fair values of the conversion hedges are primarily impacted by our stock price but are also impacted by the duration of the options, the strike price ($19.22 per share) of the instrument, the cap price ($35 per share) of the instrument, expected volatility of our stock price, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the December 31, 2011 fair value of a hypothetical 20% increase and decrease in our stock price (holding all other inputs constant):

December 31, 2011
Estimated fair value of conversion hedges as reported	£138.2

Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£175.5

Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£97.7

Future changes in fair values of the conversion hedges will be reported as gains (losses) on derivative instruments in the consolidated statement of operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Fair Value Measurements (continued)

If the price of our stock is below $19.22 upon maturity of the convertible senior notes, the options may be allowed to expire unused.

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Non-performance risk is based on quoted credit default swaps for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of approximately £25.0 million and £19.0 million as of December 31, 2011 and 2010 respectively, and an increase in the loss on derivative instruments of £6.0 million and £19.0 million in the years ended December 31, 2011 and 2010 respectively.

The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions);

	2011	2010
Balance at January 1	£191.9	£0.0
Purchases	0.0	205.4
Unrealized loss included in loss on derivative instruments	(52.6)	(13.5)
Unrealized currency translation adjustment included in other comprehensive income	(1.1)	0.0

Balance at December 31	£138.2	£191.9

Long term debt: The fair values of our senior notes, convertible senior notes and senior secured notes are based on the quoted market prices in active markets and incorporate non-performance risk. The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £45.7 million and £77.9 million, respectively, as a result of our application of fair value hedge accounting to these instruments.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.125% U.S. dollar senior notes due 2016	£0.0	£0.0	£352.6	£380.3
6.50% U.S. dollar convertible senior notes due 2016	551.1	869.1	535.4	1,050.8
9.50% U.S. dollar senior notes due 2016	849.2	966.4	843.2	990.5
9.50% euro senior notes due 2016	145.3	170.1	148.5	182.1
8.375% U.S. dollar senior notes due 2019	380.6	416.9	378.8	421.5
8.875% sterling senior notes due 2019	345.2	378.9	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	635.4	663.5	632.3	677.5
7.00% sterling senior secured notes due 2018	864.5	923.1	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	353.1	321.8	0.0	0.0
5.50% sterling senior secured notes due 2021	722.4	640.3	0.0	0.0
Senior credit facility	750.0	750.0	1,675.0	1,672.5
Capital leases and other	258.3	258.3	246.7	246.7

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Fair Value Measurements (continued)

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

At December 31, 2011 and 2010, we had £300.4 million and £479.5 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers’ financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2011. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2011, based on market values, we had 84.1% of our derivative contracts with six financial institutions, each with more than 10% of our total exposure. At December 31, 2010, based on market values, we had 49% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

Note 9—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross- currency interest rate swaps and foreign exchange forward rate contracts. We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets and certain changes in the fair value of derivative instruments in our consolidated statements of operations.

We have entered into cross-currency interest rate swaps to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable and fixed rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar and South African rand forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Derivative Financial Instruments and Hedging Activities (continued)

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. At least quarterly we perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the consolidated statements of operations. As a result of our effectiveness assessment at December 31, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flows or fair value attributable to the hedged risk.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31,	December 31,
	2011	2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.1	£0.0
Economic Hedge
Foreign currency forward rate contracts	1.6	0.8
Interest rate swaps	0.2	0.0
Cross-currency interest rate swaps	7.6	0.0

	£9.5	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£78.0	£8.0
Cross-currency interest rate swaps	94.3	137.9
Economic Hedge
Interest rate swaps	3.1	3.9
Cross-currency interest rate swaps	34.3	52.9
Conversion hedges	138.2	191.9

	£347.9	£394.6

Included within current liabilities:
Economic Hedge
Interest rate swaps	£7.5	£0.0
Cross-currency interest rate swaps	9.2	13.3

	£16.7	£13.3

Included within non-current liabilities:
Accounting Hedge
Cross-currency interest rate swaps	£7.3	£10.3
Economic Hedge
Interest rate swaps	38.4	32.2
Cross-currency interest rate swaps	7.9	19.5

	£53.6	£62.0

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

As of December 31, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes. We have also entered into cross-currency interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at December 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1,350m senior notes due 2016
August 2016	Accounting	$1,350.0	£836.0	9.50%	10.00%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month
					LIBOR + 1.94%

		$4,450.0	£2,640.3

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month	3 month
				EURIBOR + 2.38%	LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month	3 month
				EURIBOR + 2.88%	LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month	3 month
				LIBOR + 2.40%	EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month	3 month
				LIBOR + 2.90%	EURIBOR + 2.88%

		£68.5	€100.0

All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contracts maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Derivative Financial Instruments and Hedging Activities (continued)

On July 26, 2011 we settled the cross-currency interest rate swaps hedging the $550 million senior notes due 2016 and received cash of £65.5 million, which approximated the fair value of these swaps as of June 30, 2011. The proceeds received upon settlement are classified as a financing activity in the consolidated statement of cash flows.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of December 31, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at December 31, 2011 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of December 31, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
January 2012 to June 2012	Accounting	ZAR 39.0	£3.0	12.8588
January 2012 to June 2012	Economic	$ 72.0	£44.7	1.6099

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Derivative Financial Instruments and Hedging Activities (continued)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts that are not designated as Accounting Hedges are recognized as operating activities in the consolidated statements of cash flows. If we discontinue hedge accounting for an instrument, subsequent cash flows are classified based on the nature of the instrument.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the consolidated statement of operations in the period in which they occur. During the years ended December 31, 2011, 2010 and 2009, we recognized £0.0 million, a gain of £0.5 million, and a loss of £0.6 million respectively, relating to ineffectiveness on our cash flow hedges.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the years ended December 31, 2011, 2010 and 2009 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£0.0	£(16.0)
Amounts recognized in other comprehensive income (loss)	(216.6)	(50.6)	(165.8)	(0.2)	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	6.5	2.0	4.5	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	90.6	0.0	90.6	0.0	0.0
Interest expense	23.9	24.1	(0.2)	0.0	0.0
Operating costs	0.2	0.0	0.0	0.2	0.0

Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£0.0	£(16.0)

Amounts recognized in other comprehensive income (loss)	104.3	8.0	95.8	0.5	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	0.0	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	(67.7)	0.0	(67.7)	0.0	0.0
Interest expense	(4.6)	0.0	(4.6)	0.0	0.0
Operating costs	(0.4)	0.0	0.0	(0.4)	0.0
Tax effect recognized	(17.9)	0.0	0.0	0.0	(17.9)

Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)

Amounts recognized in other comprehensive income (loss)	(24.2)	2.9	(27.1)	0.0	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	(31.1)	(7.6)	(23.5)	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	6.3	0.0	6.3	0.0	0.0
Interest expense	2.5	0.0	2.5	0.0	0.0
Tax effect recognized	23.3	0.0	0.0	0.0	23.3

Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the consolidated statement of operations for the year ended December 31, 2011 because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations in the year ended December 31, 2011.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Derivative Financial Instruments and Hedging Activities (continued)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be income of £1.6 million relating to interest rate swaps, losses of £2.9 million relating to cross-currency interest rate swaps, and income of £0.1 million relating to forward foreign exchange contracts.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value accounting hedges, the gain or loss on the derivative is reported in earnings along with offsetting changes in the value of the hedged debt obligations due to changes in the hedged risks. In our consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the years ended December 31, 2011, 2010 and 2009, we recognized ineffectiveness totaling £3.7 million, £0.0 million and £0.0 million, respectively.

Note 10—Stock-Based Compensation Plans

At December 31, 2011, we had a number of stock-based compensation plans, which are described below. In the years ended December 31, 2011, 2010 and 2009, the compensation cost that has been charged against income for these plans was £22.5 million, £29.4 million and £19.4 million, respectively. All our stock-based awards granted under our long term incentive plans or individual employment agreements are issued under our stock incentive plans or the Virgin Media Sharesave Plan which have been approved by our stockholders.

Virgin Media Stock Incentive Plans

The Virgin Media Inc. stock incentive plans are intended to encourage Virgin Media stock ownership by employees and directors so that they may acquire or increase their proprietary interest in our company, to encourage such employees and directors to remain in our employ or service and to put forth maximum efforts for the success of the business. To accomplish these purposes, the plans provide that we may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance share awards and stock awards.

Under the Virgin Media Inc. 2011 Stock Incentive Plan, options to purchase up to 29.0 million shares of our common stock may be granted from time to time to certain of our employees. Accordingly, we have reserved 29.0 million shares of common stock for issuance under the Virgin Media Inc. 2011 Stock Incentive Plan.

Virgin Media Sharesave Plan

The Virgin Media Sharesave Plan is a broad based stock option arrangement which enables eligible employees to receive options to purchase shares of our common stock at a discount. Employees are invited to

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Stock-Based Compensation Plans (continued)

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

Details of the stock option grants, restricted stock grants and restricted stock unit grants under the stock incentive plans and Virgin Media Sharesave plan are as follows:

Stock Option Grants

All options have a 10 year term and vest and become fully exercisable within five years of continued employment. We issue new shares upon exercise of the options. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Risk-free Interest Rate	1.59%	1.89%	2.34%
Expected Dividend Yield	0.64%	0.90%	3.05%
Expected Volatility	59.10%	61.81%	61.48%
Expected Lives	5.0 Years	4.7 Years	4.6 Years

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Stock-Based Compensation Plans (continued)

A summary of the status of our stock option grants outstanding as of December 31, 2011 pursuant to the stock incentive plans and the Virgin Media Sharesave Plan and of the changes during the year ended December 31, 2011, is provided below:

	Stock Incentive Plans		Virgin Media Sharesave	Total	Weighted Average Exercise Price
	Non-performance Based	Performance Based
Outstanding—beginning of year	14,808,323	725,156	3,201,115	18,734,594	$14.96
Granted	2,086,069	0	1,176,735	3,262,804	23.09
Exercised	(4,297,133)	(35,156)	(1,472,728)	(5,805,017)	14.97
Forfeited or Expired	(1,671,967)	0	(237,612)	(1,909,579)	15.73

Outstanding—end of year	10,925,292	690,000	2,667,510	14,282,802	16.71

Exercisable at end of the year	4,508,022	378,000	0	4,886,022	18.42

Expected to vest	5,834,107	287,040	2,185,866	8,307,013	$15.61

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009, was $10.44, $8.81 and $3.86, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was £31.1 million, £20.6 million and £1.2 million, respectively.

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

The aggregate intrinsic value of options outstanding as at December 31, 2011 was £53.7 million with a weighted average remaining contractual term of 6.6 years. The aggregate intrinsic value of options exercisable as at December 31, 2011 was £15.2 million with a weighted average remaining contractual term of 5.9 years. The aggregate intrinsic value of options expected to vest as at December 31, 2011 was £35.2 million with a weighted average remaining contractual term of 6.9 years.

Restricted Stock Grants

A summary of the status of our non-vested shares of restricted stock as of December 31, 2011, and of changes during the year ended December 31, 2011, is provided below:

	Non-performance Based	Performance Based	Total	Weighted Average Grant-date Fair Value
Non-vested—beginning of year	100,000	587,500	687,500	$10.73
Granted	0	0	0	0.00
Vested	0	(281,262)	(281,262)	11.06
Forfeited or Expired	0	(93,738)	(93,738)	9.83

Non-vested—end of year	100,000	212,500	312,500	$10.71

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Stock-Based Compensation Plans (continued)

As of December 31, 2011, there was £0.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock granted for which a measurement date has been established. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

The total fair value of shares of restricted stock vested during the years ended December 31, 2011, 2010 and 2009, was £5.1 million, £7.0 million and £0.4 million, respectively.

Restricted Stock Unit and Performance Share Grants

Participants in the our long term incentive plans are awarded restricted stock units or performance shares which vest after a three year period dependent on the achievement of certain long term performance targets and continued employment. The final number of awards vesting will be settled, at the Compensation Committee’s discretion, in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

In 2010, the Compensation Committee introduced a relative stock performance measure to our stock incentive plan. The vesting of a proportion of restricted stock units under the 2010-2012 and 2011-2013 long term incentive plans are subject to a relative Total Shareholder Value (“TSV”) performance measure. The measure is based on a comparison of our stock price growth with that of a comparator group of organizations selected by the Compensation Committee. The fair value of our restricted stock units containing a market condition, granted under our 2010-2012 and 2011-2013 long term incentive plans were estimated at the date of grant using the Monte Carlo simulation model.

The following assumptions were used to measure the fair value of the proportion of restricted stock units subject to the TSV performance measure as of the grant date.

Year ended December 31, 2011
Risk-free Interest Rate	0.926% - 2.542%
Expected Dividend Yield	0.64%
Expected Volatility of Virgin Media Shares	69.58%
Expected Volatility of Selected Comparator Group Shares	25.85% - 59.67%
Expected Lives	2.926 Years

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

Note 10—Stock-Based Compensation Plans (continued)

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

A summary of the status of our non-vested restricted stock units as of December 31, 2011, and of the changes during the year ended December 31, 2011, is provided below:

	Performance Based	Weighted Average Grant-date Fair Value
Non-vested—beginning of year	5,179,451	$12.29
Granted	1,570,471	20.27
Vested	(974,239)	12.16
Forfeited or Expired	(1,697,008)	13.34

Non-vested—end of year	4,078,675	$14.96

The restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 had total fair values of £16.3 million, £1.8 million and £0.7 million, respectively.

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

Employer Contributions

For the year ended December 31, 2011, we contributed £17.5 million to our pension plans. We anticipate contributing a total of £17.7 million to fund our pension plans in 2012.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

Obligations and Funded Status

The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2011	2010
Benefit obligation at beginning of year	£390.0	£377.8
Service cost	1.7	1.6
Interest cost	21.1	21.4
Members’ contributions	0.3	0.3
Plan amendments	(3.1)	0.0
Actuarial loss	27.4	2.3
Benefits paid	(12.8)	(13.4)

Benefit obligation at end of year	£424.6	£390.0

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2011	2010
Fair value of plan assets at beginning of year	£351.0	£306.2
Actual return on plan assets	25.0	41.0
Employer contributions	17.5	16.9
Employee contributions	0.3	0.3
Benefits paid	(12.8)	(13.4)

Fair value of plan assets at end of year	£381.0	£351.0

The funded status as of December 31, 2011 and 2010 was as follows (in millions):

	0000,0	0000,0
	Year ended December 31,
	2011	2010
Projected benefit obligation	£424.6	£390.0
Plan assets	381.0	351.0

Funded status	(43.6)	(39.0)

Non-current liability	£(43.6)	£(39.0)

As at December 31, 2011 and 2010, all pension plans had projected benefit obligations in excess of plan assets. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2011	2010
Accumulated benefit obligation	£335.3	£306.8
Fair value of plan assets	303.7	277.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

Amount Included in Other Comprehensive Income

The amount included in other comprehensive income for the years ended December 31, 2011 and 2010 consisted of (in millions):

	Year ended December 31,
	2011	2010
Actuarial loss (gain) recognized in other comprehensive income	£24.2	£(17.8)
Prior service credit recognized in other comprehensive income	(0.2)	0.0
Actuarial loss recognized in net periodic benefit cost	(3.4)	(3.6)

Amount included in other comprehensive income	£20.6	£(21.4)

The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2011 and 2010 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2011	2010
Net actuarial loss	£94.1	£73.4
Net prior year service (credit) cost	(0.1)	0.1

Amount included in accumulated other comprehensive income	£94.0	£73.5

We expect to recognize £5.0 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2012.

Net Periodic Benefit Costs

The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Service cost	£1.7	£1.6	£1.2
Interest cost	21.1	21.4	17.4
Expected return on plan assets	(21.9)	(20.8)	(18.3)
Amortization of prior service cost	(2.8)	0.0	0.0
Recognised actuarial loss	3.4	3.6	0.0

Total net periodic benefit cost	£1.5	£5.8	£0.3

As a result of the sale of various business operations in prior periods, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of those operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

Assumptions

The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2011	2010
Discount rate	4.80%	5.50%
Rate of compensation increase	3.50%	4.00%

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2011	2010	2009
Discount rate	5.50%	5.75%	5.75%
Expected long term rate of return on plan assets	6.31%	6.50%	5.92%
Rate of compensation increase	4.00%	4.00%	3.00%

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

Plan Assets

Our pension plan weighted-average asset allocations by asset category and by fair value hierarchy level at December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011 Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£125.4	£0.0	£0.0	£125.4
Government Bonds	142.7	0.0	0.0	142.7
Corporate Bonds	75.0	0.0	0.0	75.0
Real Estate	4.7	1.9	0.0	6.6
Hedge Funds	0.0	27.0	0.0	27.0
Cash	4.3	0.0	0.0	4.3

Total	£352.1	£28.9	£0.0	£381.0

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Employee Benefit Plans (continued)

	December 31, 2010 Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£141.3	£0.0	£0.0	£141.3
Government Bonds	111.9	0.0	0.0	111.9
Corporate Bonds	60.9	0.0	0.0	60.9
Real Estate	4.5	0.7	0.0	5.2
Hedge Funds	0.0	28.5	0.0	28.5
Cash	3.2	0.0	0.0	3.2

Total	£321.8	£29.2	£0.0	£351.0

The substantial majority of plan assets are valued using quoted prices for the holding.

The trustees of the main defined benefit pension plan, which makes up approximately 80% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% fund of hedge funds, 3% property and 47% bonds and cash, at December 31, 2011. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however, rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

There were no directly owned shares of our common stock included in the equity securities at December 31, 2011 or 2010.

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2011 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2012	£13.9
2013	14.8
2014	15.9
2015	17.0
2016	18.1
Years 2017-2021	£111.9

Defined Contribution Pension Plans

Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £13.6 million, £14.0 million and £15.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Restructuring and other charges

Restructuring and other charges in the year to December 31, 2011, 2010 and 2009 related primarily to employee termination and lease and contract exit costs in connection with the restructuring program initiated in 2008 as discussed below.

During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. During the second quarter of 2010, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan over a four-year period. Cumulatively, we have incurred expenditures of approximately £187 million since the inception of the restructuring program that was initiated in 2008.

The following table summarizes, for the years ended December 31, 2011, 2010 and 2009, our historical restructuring accruals, which are comprised of restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2008	£55.0	£2.0	£14.0	£71.0
Amendments offset against goodwill	(5.7)	0.0	0.0	(5.7)
Charged to expense	6.9	24.2	20.0	51.1
Revisions	(5.2)	(5.4)	(0.1)	(10.7)
Utilized	(11.0)	(19.0)	(18.4)	(48.4)

Balance, December 31, 2009	40.0	1.8	15.5	57.3
Amendments offset against goodwill	(0.3)	0.0	0.0	(0.3)
Charged to expense	3.0	7.8	31.7	42.5
Revisions	7.2	(0.8)	4.1	10.5
Utilized	(14.1)	(7.7)	(30.6)	(52.4)

Balance, December 31, 2010	35.8	1.1	20.7	57.6
Charged to expense	2.4	10.2	5.0	17.6
Revisions	(5.1)	(2.2)	(1.9)	(9.2)
Utilized	(14.8)	(7.1)	(9.2)	(31.1)

Balance, December 31, 2011	£18.3	£2.0	£14.6	£34.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes

The (expense) benefit for income taxes consists of the following (in millions):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	£(1.0)	£(4.9)	£1.5
State and local	0.0	0.3	(0.1)
Foreign	5.1	25.0	4.9

Total current	4.1	20.4	6.3

Deferred:
Federal	3.2	79.8	(3.8)
Foreign	(23.3)	23.9	0.0

Total deferred	(20.1)	103.7	(3.8)

Total	£(16.0)	£124.1	£2.5

The foreign deferred income tax expense for the year ended December 31, 2011 related primarily to our discontinuance of hedge accounting for the swaps associated with the $550 million 9.125% senior notes that were prepaid during the year, which resulted in a reclassification of tax effects associated with gains on those swaps from accumulated other comprehensive income.

Based on the location of the entity to which earnings are attributable, consolidated loss from continuing operations before income taxes for U.S. based operations was £122.4 million in 2011, £61.3 million in 2010 and £34.9 million in 2009 and the corresponding amounts for non-U.S. based operations were income of £215.5 million in 2011, and losses of £240.0 million and £317.9 million in 2010 and 2009 respectively. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located and because of this the split of income tax (expense) benefit shown above between U.S. and non-U.S. may not correspond to the split of earnings shown above.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceeding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2011	2010
Deferred tax liabilities:
Intangibles	£0.0	£31.5
Equity investments	0.0	83.0
Derivative instruments	0.0	6.7
Convertible bond accretion	32.3	37.0
Unrealized foreign exchange differences	1.6	1.5

Total deferred tax liabilities	33.9	159.7

Deferred tax assets:
Net operating losses	659.5	829.9
Capital losses	3,026.0	3,268.8
Depreciation and amortization	2,188.2	2,340.7
Accrued expenses	44.0	57.8
Employee benefits	23.5	19.8
Derivative instruments	5.4	0.0
Capital costs and others	80.3	94.0

Total deferred tax assets	6,026.9	6,611.0

Valuation allowance for deferred tax assets	(5,993.0)	(6,454.5)

Net deferred tax assets	33.9	156.5

Net deferred tax liabilities	£0.0	£3.2

The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2011, 2010 and 2009 (in millions):

	Year ended December 31,
	2011	2010	2009
Balance, January 1	£6,454.5	£6,770.8	£6,587.1
Effect of changes in U.K. tax rates	(479.0)	(237.3)	0.0
Reduction in valuation allowance on U.S. NOLs	0.0	(79.8)	0.0
Reduction of valuation allowance due to gain on disposal of discontinued operations	0.0	(33.6)	0.0
Increase in valuation allowance due to current year activity	17.5	34.4	183.7

Balance, December 31	£5,993.0	£6,454.5	£6,770.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes (continued)

The change in tax rates relates to a reduction in the UK corporate income tax rate from 28% in 2010, to 26% with effect from 1 April 2011, and to 25% with effect from 1 April 2012. The deferred tax assets and liabilities presented for 2011 reflect the 25% rate. Further rate changes have been announced that are expected to reduce the UK corporate income tax rate in equal annual decrements of one percentage point to 23%, but these changes have not yet been enacted.

A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized. To the extent that a portion of the valuation allowance is reduced, the benefit will be recognized as a reduction of income tax expense.

At December 31, 2011, we had net operating loss carryforwards for U.S. federal income tax purposes of £315 million that expire between 2020 and 2030. We have U.K. net operating loss carryforwards of £2.2 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the legal entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £477 million and expires between 2012 and 2028. Following the completion of a Section 382 study during 2011, we revised downward our estimate of U.S. net operating loss carryforwards related to these companies from £1.5 billion, which were severely limited under Section 382, to £477 million, which are not subject to limitation under Section 382. The U.S. net operating loss carryforwards that relate to dual resident companies are not included in the table above that presents significant components of our deferred tax assets. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate future U.K. taxable capital gain income from assets held by subsidiaries owned by the group prior to the merger with Telewest in 2006.

At December 31, 2011, we had fixed assets on which future U.K. tax deductions can be claimed of £12.9 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims. This rate will fall to 18% with effect from 1 April 2012.

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax (expense) benefit attributable to continuing operations is as follows (in millions):

	Year ended December 31,
	2011	2010	2009
(Expense) benefit at federal statutory rate (35%)	£(32.6)	£102.7	£123.5
Add:
Permanent book-tax differences	(55.2)	(36.6)	(24.6)
Increase (decrease) in valuation allowance due to current year activity	78.1	(41.5)	(76.1)
Difference between U.S. and foreign tax rates	17.6	(17.9)	(22.1)
State and local tax rate	0.0	0.3	(0.1)
Reduction in valuation allowance on U.S. NOLs	0.0	79.8	0.0
Foreign tax (expense) benefit from discontinued operations and OCI	(23.3)	42.2	0.0
Other	(0.6)	(4.9)	1.9

(Expense) benefit for income taxes	£(16.0)	£124.1	£2.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Income Taxes (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2011	2010	2009
Balance, January 1	£9.9	£10.0	£20.4
Additions for tax provisions of prior years	0.3	0.3	1.6
Reductions for tax provisions of prior years	0.0	(0.4)	(0.8)
Reductions for lapse of applicable statute of limitation	0.0	0.0	(11.2)

Balance, December 31	£10.2	£9.9	£10.0

The total amount of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 was £10.2 million, £9.9 million and £10.0 million respectively. Included in the balance of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 were £0.3 million, £0.1 million and £0.5 million respectively that, if recognized, would impact the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest in respect of unrecognized tax benefits of £0.1 million, £0.0 million, and £0.2 million at December 31, 2011, 2010 and 2009, respectively. The statute of limitations is open for the years 2008 to 2011 in the U.S. and 2010 to 2011 in the U.K., our major tax jurisdictions.

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

Note 14—Related Party Transactions

Virgin Enterprises Limited

We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2011, Virgin Entertainment Investment Holdings Limited beneficially owned 2.3% of our common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of our Board of Directors and is a Director of Virgin Enterprises Limited.

VIRGIN MEDIA INC. AND SUBSIDIARIES

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

During the first quarter of 2010, ntl:Telewest Business announced that it would rebrand using the Virgin trade marks to “Virgin Media Business”. Virgin Media has entered into a trade mark license with Virgin Enterprises Limited under which an annual royalty is payable of 0.25% of revenues from our business division, subject to a minimum payment of £1.5 million.

During the years ended December 31, 2011, 2010 and 2009, respectively, we incurred expenses of £10.1 million, £10.1 million, and £9.0 million for charges in respect of brand licensing and promotion of which £5.0 million and £4.7 million was payable at December 31, 2011 and 2010, respectively.

Other Virgin Companies

As a licensee of the “Virgin” brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm’s length terms.

UKTV Joint Ventures

Through our wholly owned subsidiary, Flextech Broadband Limited, we owned a 50% equity investment in the UKTV joint venture companies until September 30, 2011, when the sale of UKTV was completed. We have therefore identified the UKTV joint venture companies as related parties to us for the period to September 30, 2011. We also carry the UKTV channels in our pay television packages available to our customers.

As at December 31, 2011 and 2010, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payables and receivables in respect of the UKTV joint ventures totaling £0.0 million and £359.2 million, respectively.

We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the years ended December 31, 2011, 2010 and 2009, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £24.4 million, £24.8 million and £24.3 million, respectively. These amounts are settled on a net basis at regular intervals.

During the years ended December 31, 2011, 2010 and 2009, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £34.0 million, £34.4 million and £21.1 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Shareholders’ Equity

Authorized Share Capital

Our authorized share capital for issuance consists of one billion shares of common stock, 300.0 million shares of Class B redeemable common stock and five million shares of preferred stock with a par value of $0.01 each. As at December 31, 2011 there were 286.7 million shares of common stock outstanding, and no Class B redeemable common stock or preferred stock outstanding. The common stock is voting with rights to dividends as declared by the Board of Directors.

The following table summarizes the movement in the number of shares of common stock outstanding during the years ended December 31, 2011, 2010 and 2009 (in millions):

Number of shares
December 31, 2008 outstanding shares	329.0
Net issuances and purchases during the period	1.8

December 31, 2009 outstanding shares	330.8
Net issuances and purchases during the period	(8.8)

December 31, 2010 outstanding shares	322.0
Net issuances and purchases during the period	(35.3)

December 31, 2011 outstanding shares	286.7

During the years ended December 31, 2011, 2010 and 2009, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0
May 29, 2009	0.04	June 12, 2009	June 22, 2009	8.0
August 27, 2009	0.04	September 11, 2009	September 21, 2009	8.1
November 24, 2009	0.04	December 11, 2009	December 21, 2009	8.2
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1
Year ended December 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9
November 15, 2011	0.04	December 12, 2011	December 22, 2011	7.4

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Shareholders’ Equity (continued)

Capital structure optimization

On July 28, 2010, we announced our intention to undertake a range of capital structure optimization actions, including the application of, in aggregate, up to £700 million, in part towards repurchases of up to £375 million of our common stock until August 2011, and in part towards transactions relating to our debt and convertible debt, including related derivative transactions. During the first quarter of 2011, we increased the 2010 capital structure optimization program to permit full redemption of the $550 million 9.125% senior notes due 2016, which occurred on July 26, 2011. See note 7 for a discussion of the conversion hedges related to our convertible senior notes, which were entered into as part of the 2010 capital structure optimization program.

On July 27, 2011, we announced a new capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our new capital structure optimization program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled. In addition on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies to a subsidiary of Scripps Networks Interactive, Inc. As at December 31, 2011, the remaining amount authorized under the share repurchase programs was £452.7 million.

During the year ended December 31, 2011, we repurchased approximately 40.9 million shares of common stock at an average purchase price per share of $25.03 ($1,022.5 million in aggregate), of which approximately 17.1 million shares were repurchased through open market repurchases at an average purchase price per share of $27.64 ($472.5 million in aggregate) and approximately 23.8 million shares were repurchased through capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). Approximately 12.0 million shares of common stock were repurchased through open market repurchases under the 2010 capital structure optimization program at an average purchase price per share of $28.83 ($345.5 million in aggregate), and approximately 28.9 million shares of common stock were repurchased under the 2011 capital structure optimization program consisting of approximately 5.1 million shares under open market repurchases at an average purchase price per share of $24.86 ($127.0 million in aggregate) and approximately 23.8 million shares under capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). The capped accelerated stock repurchase programs under the 2011 capital structure optimization program were completed by entering into an agreement with a counterparty on September 8, 2011 to effect a $250.0 million (£156.6 million) capped accelerated stock repurchase program under which we received approximately 10.1 million shares of our common stock at an average purchase price per share of $24.71, and by entering into another agreement with the same counterparty on November 10, 2011 to effect a further $300.0 million (£188.0 million) capped accelerated stock repurchase program under which we received approximately 13.6 million shares of our common stock at an average purchase price per share of $21.99. The shares of common stock acquired in connection with both the 2010 and 2011 capital structure optimization programs were cancelled.

During the year ended December 31, 2010, we repurchased 11.6 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $21.98 ($255.7 million in aggregate) through an accelerated stock repurchase program and open market repurchases. The shares of common stock acquired in connection with the 2010 capital structure optimization program were cancelled.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15—Shareholders’ Equity (continued)

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

Note 16—Commitments and Contingent Liabilities

At December 31, 2011, we were committed to pay £1,416.5 million for equipment and services, exclusive of capital and operating leases. This amount includes £643.2 million for operations and maintenance contracts and other commitments from January 1, 2013 to 2025. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2012	£626.7
2013	287.3
2014	157.7
2015	115.9
2016	78.6
Thereafter	150.3

£1,416.5

This table excludes £642.6 million of accounts payable and accrued liabilities as at December 31, 2011 which will be paid in 2012.

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

Our revenue generating activities are subject to Value Added Tax, or VAT. During the second quarter of 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the second quarter of 2011, and £77.6 million of which is included in interest income and other, net in the consolidated statement of operations for the year ended December 31, 2011.

Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £27.4 million as of December 31, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2012.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16—Commitments and Contingent Liabilities (continued)

Our banks have provided guarantees in the form of stand by letters of credit on our behalf as part of our contractual obligations. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2012	£5.0
2013	0.0
2014	0.0
2015	0.9
2016	0.0
Thereafter	0.5

£6.4

Note 17—Industry Segments

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17—Industry Segments (continued)

Segment information for the years ended December 31, 2011, 2010 and 2009 was as follows (in millions):

	Year ended December 31, 2011
	Consumer	Business	Total
Revenue	£3,354.4	£637.4	£3,991.8
Segment contribution	£1,991.5	£377.4	£2,368.9

	Year ended December 31, 2010
	Consumer	Business	Total
Revenue	£3,279.0	£596.8	£3,875.8
Segment contribution	£1,982.4	£342.8	£2,325.2

	Year ended December 31, 2009
	Consumer	Business	Total
Revenue	£3,083.1	£580.8	£3,663.9
Segment contribution	£1,841.9	£339.7	£2,181.6

The reconciliation of total segment contribution to our consolidated operating income and net income (loss) is as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Total segment contribution	£2,368.9	£2,325.2	£2,181.6
Other operating and corporate costs	778.7	815.0	832.7
Restructuring and other charges	8.4	53.0	40.4
Depreciation	923.2	987.7	928.7
Amortization	118.4	147.6	243.1
Goodwill and intangible asset impairment	0.0	0.0	4.7

Consolidated operating income	540.2	321.9	132.0
Other income (expense)
Interest expense	(440.8)	(477.8)	(455.1)
Loss on extinguishment of debt	(47.2)	(70.0)	(54.5)
Share of income from equity investments	18.6	24.0	14.1
Loss on disposal of equity investments	(7.2)	0.0	0.0
Loss on derivative instruments	(50.7)	(65.6)	(114.5)
Foreign currency (losses) gains	(2.4)	(34.1)	119.0
Interest income and other, net	82.6	8.3	6.2
Income tax (expense) benefit	(16.0)	124.1	2.5

Income (loss) from continuing operations	77.1	(169.2)	(350.3)
(Loss) income from discontinued operations, net of tax	(1.2)	27.8	(7.5)

Net income (loss)	£75.9	£(141.4)	£(357.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes

We present the following consolidated financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 as required by Article 3-10(d) of Regulation S-X.

Virgin Media Finance is the issuer of the following senior notes:

•	$1,350 million aggregate principal amount of 9.50% senior notes due 2016

•	€180 million aggregate principal amount of 9.50% senior notes due 2016

•	$600 million aggregate principal amount of 8.375% senior notes due 2019

•	£350 million aggregate principal amount of 8.875% senior notes due 2019

Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the senior notes on a senior basis. Each of Virgin Media Investment Holdings Limited, or VMIH, and Virgin Media Investments Limited, or VMIL, are conditional guarantors and have guaranteed the senior notes on a senior subordinated basis. VMIL is included as a conditional guarantor as at December 31, 2011 and 2010, following its accession on December 30, 2009 as a senior subordinated guarantor of the senior notes issued by Virgin Media Finance.

	December 31, 2011
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£1.9	£0.3	£0.1	£0.0	£281.9	£0.0	£300.4
Restricted cash	0.0	0.0	0.0	0.0	0.0	1.9	0.0	1.9
Other current assets	0.3	0.0	1.0	16.3	0.0	524.3	0.0	541.9

Total current assets	16.5	1.9	1.3	16.4	0.0	808.1	0.0	844.2
Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,602.7	0.0	4,602.7
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,032.5	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	330.2	(841.2)	1,474.5	2,217.5	(2,902.6)	(1,320.6)	0.0
Other assets, net	146.1	23.5	0.0	208.4	0.0	96.4	0.0	474.4

Total assets	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8

Current liabilities	£14.6	£52.2	£13.6	£101.2	£0.0	£1,897.8	£(801.6)	£1,277.8
Long-term debt, net of current portion	551.1	1,720.3	0.0	0.0	0.0	3,507.1	0.0	5,778.5
Other long-term liabilities	0.2	0.0	0.0	45.8	0.0	197.6	0.0	243.6
Shareholders’ equity (deficit)	638.9	(1,416.9)	(868.5)	1,552.3	2,217.5	(965.4)	(519.0)	638.9

Total liabilities and shareholders’ equity (deficit)	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes (continued)

	December 31, 2010
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£101.3	£1.8	£0.4	£4.5	£0.0	£371.5	£0.0	£479.5
Restricted cash	0.0	0.0	0.0	0.0	0.0	2.2	0.0	2.2
Other current assets	0.4	0.0	0.0	8.7	0.0	538.3	0.0	547.4

Total current assets	101.7	1.8	0.4	13.2	0.0	912.0	0.0	1,029.1
Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,763.1	0.0	4,763.1
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,150.9	0.0	2,135.9
Investments in, and loans to, parent and subsidiary companies	1,506.5	586.0	(988.0)	1,288.9	1,764.4	(3,790.6)	(8.0)	359.2
Other assets, net	201.1	0.0	0.0	275.8	0.0	69.0	0.0	545.9

Total assets	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

Current liabilities	£9.3	£64.2	£17.2	£127.1	£0.0	£2,091.2	£(811.8)	£1,497.2
Long-term debt, net of current portion	535.4	2,068.1	0.0	0.0	0.0	3,194.8	0.0	5,798.3
Other long-term liabilities	0.0	0.0	(0.1)	42.5	0.0	230.7	0.0	273.1
Shareholders' equity (deficit)	1,264.6	(1,544.5)	(1,019.7)	1,408.3	1,764.4	(1,412.3)	803.8	1,264.6

Total liabilities and shareholders' equity (deficit)	£1,809.3	£587.8	£(1,002.6)	£1,577.9	£1,764.4	£4,104.4	£(8.0)	£8,833.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2011
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£3,991.8	£0.0	£3,991.8
Operating costs	0.0	0.0	0.0	0.0	0.0	(1,605.6)	0.0	(1,605.6)
Selling, general and administrative expenses	(13.2)	0.0	0.0	0.0	0.0	(782.8)	0.0	(796.0)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(8.4)	0.0	(8.4)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(1,041.6)	0.0	(1,041.6)

Operating income (loss)	(13.2)	0.0	0.0	0.0	0.0	553.4	0.0	540.2
Interest expense	(66.2)	(188.8)	(35.7)	(382.0)	0.0	(1,035.2)	1,267.1	(440.8)
Loss on extinguishment of debt	0.0	(18.3)	0.0	0.0	0.0	(28.9)	0.0	(47.2)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	18.6	0.0	18.6
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	(7.2)	0.0	(7.2)
Loss on derivative instruments	(43.4)	0.0	0.0	(7.3)	0.0	0.0	0.0	(50.7)
Foreign currency (losses) gains	(0.4)	0.2	(4.2)	(0.4)	0.0	2.4	0.0	(2.4)
Interest income and other, net	3.7	190.4	39.4	178.9	0.0	937.3	(1,267.1)	82.6
Income tax (expense) benefit	0.0	0.0	(0.3)	(23.3)	0.0	7.6	0.0	(16.0)

Income (loss) from continuing operations	(119.5)	(16.5)	(0.8)	(234.1)	0.0	448.0	0.0	77.1
Loss on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	195.4	187.7	196.3	422.0	496.7	0.0	(1,498.1)	0.0

Net income	£75.9	£171.2	£195.5	£187.9	£496.7	£446.8	£(1,498.1)	£75.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2010
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£3,875.8	£0.0	£3,875.8
Operating costs	0.0	0.0	0.0	0.0	0.0	(1,575.0)	0.0	(1,575.0)
Selling, general and administrative expenses	(19.0)	0.0	0.0	0.0	0.0	(771.6)	0.0	(790.6)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(53.0)	0.0	(53.0)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(1,135.3)	0.0	(1,135.3)

Operating income (loss)	(19.0)	0.0	0.0	0.0	0.0	340.9	0.0	321.9
Interest expense	(59.7)	(216.2)	(100.7)	(425.9)	0.0	(932.2)	1,256.9	(477.8)
Loss on extinguishment of debt	0.0	0.0	0.0	(50.6)	0.0	(19.4)	0.0	(70.0)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	24.0	0.0	24.0
Loss on derivative instruments	(17.4)	0.0	0.0	(46.2)	0.0	(2.0)	0.0	(65.6)
Foreign currency (losses) gains	0.9	1.5	(3.8)	4.8	0.0	(37.5)	0.0	(34.1)
Interest income and other, net	35.8	213.9	104.6	141.6	0.0	769.3	(1,256.9)	8.3
Income tax benefit (expense)	(4.2)	0.0	0.4	17.9	0.0	110.0	0.0	124.1

(Loss) income from continuing operations	(63.6)	(0.8)	0.5	(358.4)	0.0	253.1	0.0	(169.2)
Income on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	27.8	0.0	27.8
Equity in net (loss) income of subsidiaries	(77.8)	(101.5)	(78.2)	256.9	254.6	0.0	(254.0)	0.0

Net (loss) income	£(141.4)	£(102.3)	£(77.7)	£(101.5)	£254.6	£280.9	£(254.0)	£(141.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£3,663.9	£0.0	£3,663.9
Operating costs	0.0	0.0	0.0	0.0	(1,528.7)	0.0	(1,528.7)
Selling, general and administrative expenses	(19.5)	0.0	(0.1)	(0.3)	(766.4)	0.0	(786.3)
Restructuring and other charges	0.0	0.0	0.0	0.0	(40.4)	0.0	(40.4)
Depreciation and amortization	0.0	0.0	0.0	0.0	(1,171.8)	0.0	(1,171.8)
Goodwill and intangible asset impairments	0.0	0.0	0.0	0.0	(4.7)	0.0	(4.7)

Operating income (loss)	(19.5)	0.0	(0.1)	(0.3)	151.9	0.0	132.0
Interest expense	(56.9)	(190.9)	(111.9)	(356.0)	(644.5)	905.1	(455.1)
Loss on extinguishment of debt	0.0	0.0	0.0	(46.0)	(8.5)	0.0	(54.5)
Share of income from equity investments	0.0	0.0	0.0	0.0	14.1	0.0	14.1
Loss (gain) on derivative instruments	0.0	0.0	0.0	(116.6)	2.1	0.0	(114.5)
Foreign currency gains (losses)	1.3	(2.9)	(10.6)	144.5	(13.3)	0.0	119.0
Interest income and other, net	43.1	188.1	133.7	70.0	476.4	(905.1)	6.2
Income tax benefit (expense)	1.3	0.0	0.1	4.9	(3.8)	0.0	2.5

(Loss) income from continuing operations	(30.7)	(5.7)	11.2	(299.5)	(25.6)	0.0	(350.3)
Loss on discontinued operations, net of tax	0.0	0.0	0.0	0.0	(7.5)	0.0	(7.5)
Equity in net (loss) income of subsidiaries	(327.1)	(345.8)	(338.5)	(46.3)	0.0	1,057.7	0.0

Net (loss) income	£(357.8)	£(351.5)	£(327.3)	£(345.8)	£(33.1)	£1,057.7	£(357.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(56.1)	£(20.0)	£(4.7)	£(204.0)	£0.0	£1,433.9	£0.0	£1,149.1
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(656.7)	0.0	(656.7)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	2.2	0.0	2.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	108.2	0.0	108.2
Principal draw downs (repayments) on loans to group companies	621.6	360.5	4.6	144.5	0.0	(1,131.2)	0.0	0.0
Acquisitions, net of cash acquired	0.0	0.0	0.0	0.0	0.0	(14.6)	0.0	(14.6)
Disposal of equity investments, net	0.0	0.0	0.0	0.0	0.0	243.4	0.0	243.4
Other	0.0	0.0	0.0	0.0	0.0	2.8	0.0	2.8

Net cash (used in) provided by investing activities	621.6	360.5	4.6	144.5	0.0	(1,445.9)	0.0	(314.7)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(10.4)	0.0	987.4	0.0	977.0
Repurchase of common stock	(635.0)	0.0	0.0	0.0	0.0	0.0	0.0	(635.0)
Proceeds from employee stock option exercises	17.5	0.0	0.0	0.0	0.0	0.0	0.0	17.5
Principal payments on long term debt and capital leases	0.0	(340.4)	0.0	0.0	0.0	(1,054.6)	0.0	(1,395.0)
Proceeds from settlement of cross currency swaps	0.0	0.0	0.0	65.5	0.0	0.0	0.0	65.5
Dividends paid	(31.1)	0.0	0.0	0.0	0.0	0.0	0.0	(31.1)

Net cash (used in) provided by financing activities	(648.6)	(340.4)	0.0	55.1	0.0	(67.2)	0.0	(1,001.1)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates changes on cash and cash equivalents	(2.0)	0.0	0.0	0.0	0.0	0.0	0.0	(2.0)
(Decrease) increase in cash and cash equivalents	(85.1)	0.1	(0.1)	(4.4)	0.0	(89.6)	0.0	(179.1)
Cash and cash equivalents at beginning of period	101.3	1.8	0.4	4.5	0.0	371.5	0.0	479.5

Cash and cash equivalents at end of period	£16.2	£1.9	£0.3	£0.1	£0.0	£281.9	£0.0	£300.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.5)	£5.4	£6.8	£(10.9)	£0.0	£1,070.8	£0.0	£1,037.6
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(628.4)	0.0	(628.4)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	36.0	0.0	36.0
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	8.4	0.0	8.4
Principal draw downs (repayments) on loans to group companies	479.9	173.7	(6.7)	1,556.1	0.0	(2,203.0)	0.0	0.0
Disposal of businesses, net	0.0	0.0	0.0	0.0	0.0	167.4	0.0	167.4
Other	0.0	0.0	0.0	0.0	0.0	5.2	0.0	5.2

Net cash (used in) provided by investing activities	479.9	173.7	(6.7)	1,556.1	0.0	(2,614.4)	0.0	(411.4)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(71.0)	0.0	3,143.0	0.0	3,072.0
Repurchase of common stock	(161.5)	0.0	0.0	0.0	0.0	0.0	0.0	(161.5)
Purchase of conversion hedges	(205.4)	0.0	0.0	0.0	0.0	0.0	0.0	(205.4)
Proceeds from employee stock option exercises	17.0	0.0	0.0	0.0	0.0	0.0	0.0	17.0
Principal payments on long term debt and capital leases	0.0	(179.2)	0.0	(1,726.9)	0.0	(1,333.7)	0.0	(3,239.8)
Intercompany funding movements	22.8	0.0	0.0	(35.7)	0.0	12.9	0.0	0.0
Dividends paid	(34.1)	0.0	0.0	0.0	0.0	0.0	0.0	(34.1)

Net cash (used in) provided by financing activities	(361.2)	(179.2)	0.0	(1,833.6)	0.0	1,822.2	0.0	(551.8)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(30.1)	0.0	(30.1)

Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(30.1)	0.0	(30.1)

Effect of exchange rates changes on cash and cash equivalents	4.7	0.0	0.0	0.0	0.0	0.0	0.0	4.7
Increase (decrease) in cash and cash equivalents	88.9	(0.1)	0.1	(288.4)	0.0	248.5	0.0	49.0
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	0.0	123.0	0.0	430.5

Cash and cash equivalents at end of period	£101.3	£1.8	£0.4	£4.5	£0.0	£371.5	£0.0	£479.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2009
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(8.5)	£0.0	£(2.0)	£(98.2)	£0.0	£1,002.2	£0.0	£893.5
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(568.0)	0.0	(568.0)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	4.2	0.0	4.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	12.5	0.0	12.5
Principal draw downs (repayments) on loans to group companies	0.0	(1,002.1)	1.1	636.3	0.0	364.7	0.0	0.0
Disposal of businesses, net	0.0	0.0	0.0	0.0	0.0	(17.5)	0.0	(17.5)
Other	0.0	0.0	0.0	0.0	0.0	(2.5)	0.0	(2.5)

Net cash (used in) provided by investing activities	0.0	(1,002.1)	1.1	636.3	0.0	(206.6)	0.0	(571.3)

Financing activities:
New borrowings, net of financing fees	0.0	1,662.8	0.0	(40.2)	0.0	(12.4)	0.0	1,610.2
Proceeds from employee stock option exercises	2.5	0.0	0.0	0.0	0.0	0.0	0.0	2.5
Principal payments on long term debt and capital leases	0.0	(689.1)	0.0	(233.5)	0.0	(814.8)	0.0	(1,737.4)
Intercompany funding movements	43.6	30.3	0.0	(60.2)	0.0	(13.7)	0.0	0.0
Realized gain on derivatives	0.0	0.0	0.0	88.3	0.0	0.0	0.0	88.3
Dividends paid	(33.3)	0.0	0.0	0.0	0.0	0.0	0.0	(33.3)

Net cash (used in) provided by financing activities	12.8	1,004.0	0.0	(245.6)	0.0	(840.9)	0.0	(69.7)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(0.8)	0.0	(0.8)
Net cash used in investing activities	0.0	0.0	0.0	0.0	0.0	(1.0)	0.0	(1.0)

Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(1.8)	0.0	(1.8)

Effect of exchange rates changes on cash and cash equivalents	(1.8)	0.0	0.0	0.0	0.0	0.0	0.0	(1.8)
Increase (decrease) in cash and cash equivalents	2.5	1.9	(0.9)	292.5	0.0	(47.1)	0.0	248.9
Cash and cash equivalents at beginning of period	9.9	0.0	1.2	0.4	0.0	170.1	0.0	181.6

Cash and cash equivalents at end of period	£12.4	£1.9	£0.3	£292.9	£0.0	£123.0	£0.0	£430.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following consolidated financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 as required by Article 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021

Certain amounts have been reclassified within the statements of operations for the years ended December 31, 2010 and 2009 to conform with the current year’s presentation. These reclassifications had no effect on the reported operating income (loss) and were between operating costs and selling, general and administrative costs.

	December 31, 2011
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£0.0	£263.8	£20.4	£0.0	£300.4
Restricted cash	0.0	0.0	1.0	0.9	0.0	1.9
Other current assets	0.3	0.0	521.4	20.2	0.0	541.9

Total current assets	16.5	0.0	786.2	41.5	0.0	844.2
Fixed assets, net	0.0	0.0	3,986.8	615.9	0.0	4,602.7
Goodwill and intangible assets, net	0.0	0.0	1,869.2	148.3	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	2,578.1	(1,521.3)	1,389.7	(3,488.7)	0.0
Other assets, net	146.1	28.8	298.9	0.6	0.0	474.4

Total assets	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8

Current liabilities	£14.6	£28.9	£1,386.9	£649.0	£(801.6)	£1,277.8
Long term debt, net of current portion	551.1	2,575.4	2,652.0	0.0	0.0	5,778.5
Other long term liabilities	0.2	0.0	211.2	32.2	0.0	243.6
Shareholders’ equity (deficit)	638.9	2.6	1,169.7	1,514.8	(2,687.1)	638.9

Total liabilities and shareholders’ equity	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2011
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£3,534.6	£457.2	£0.0	£3,991.8
Operating costs	0.0	0.0	(1,324.9)	(280.7)	0.0	(1,605.6)
Selling, general and administrative expenses	(13.2)	0.0	(703.7)	(79.1)	0.0	(796.0)
Restructuring and other charges	0.0	0.0	(8.0)	(0.4)	0.0	(8.4)
Depreciation and amortization	0.0	0.0	(917.9)	(123.7)	0.0	(1,041.6)

Operating income (loss)	(13.2)	0.0	580.1	(26.7)	0.0	540.2
Interest expense	(66.2)	(152.3)	(1,050.5)	(443.5)	1,271.7	(440.8)
Loss on extinguishment of debt	0.0	0.0	(47.2)	0.0	0.0	(47.2)
Share of income from equity investments	0.0	0.0	0.0	18.6	0.0	18.6
Loss on disposal of equity investments	0.0	0.0	0.0	(7.2)	0.0	(7.2)
Loss on derivative instruments	(43.4)	0.0	(7.3)	0.0	0.0	(50.7)
Foreign currency (losses) gains	(0.4)	0.0	22.7	(24.7)	0.0	(2.4)
Interest and other income, net	3.7	153.8	763.9	432.9	(1,271.7)	82.6
Income tax (expense) benefit	0.0	0.0	(18.9)	2.9	0.0	(16.0)

Income (loss) from continuing operations	(119.5)	1.5	242.8	(47.7)	0.0	77.1
Loss on discontinued operations, net of tax	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	195.4	0.0	(34.9)	244.3	(404.8)	0.0

Net income (loss)	£75.9	£1.5	£207.9	£195.4	£(404.8)	£75.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£3,465.2	£410.6	£0.0	£3,875.8
Operating costs	0.0	0.0	(1,319.1)	(255.9)	0.0	(1,575.0)
Selling, general and administrative expenses	(19.0)	0.0	(698.1)	(73.5)	0.0	(790.6)
Restructuring and other charges	0.0	0.0	(23.0)	(30.0)	0.0	(53.0)
Depreciation and amortization	0.0	0.0	(1,008.9)	(126.4)	0.0	(1,135.3)

Operating income (loss)	(19.0)	0.0	416.1	(75.2)	0.0	321.9
Interest expense	(59.7)	(100.0)	(1,024.3)	(550.7)	1,256.9	(477.8)
Loss on extinguishment of debt	0.0	0.0	(70.0)	0.0	0.0	(70.0)
Share of income from equity investments	0.0	0.0	0.0	24.0	0.0	24.0
Loss on derivative instruments	(17.4)	0.0	(48.2)	0.0	0.0	(65.6)
Foreign currency (losses) gains	0.9	0.0	4.8	(39.8)	0.0	(34.1)
Interest and other income, net	35.8	101.1	639.8	488.5	(1,256.9)	8.3
Income tax benefit (expense)	(4.2)	0.0	48.1	80.2	0.0	124.1

(Loss) income from continuing operations	(63.6)	1.1	(33.7)	(73.0)	0.0	(169.2)
Income on discontinued operations, net of tax	0.0	0.0	0.0	27.8	0.0	27.8
Equity in net (loss) income of subsidiaries	(77.8)	0.0	(35.6)	(32.6)	146.0	0.0

Net (loss) income	£(141.4)	£1.1	£(69.3)	£(77.8)	£146.0	£(141.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2009
Statements of operations	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£3,338.3	£325.6	£0.0	£3,663.9
Operating costs	0.0	0.0	(1,332.2)	(196.5)	0.0	(1,528.7)
Selling, general and administrative expenses	(19.5)	0.0	(727.7)	(39.1)	0.0	(786.3)
Restructuring and other charges	0.0	0.0	(38.2)	(2.2)	0.0	(40.4)
Depreciation and amortization	0.0	0.0	(1,031.1)	(140.7)	0.0	(1,171.8)
Goodwill and intangible asset impairments	0.0	0.0	(4.4)	(0.3)	0.0	(4.7)

Operating income (loss)	(19.5)	0.0	204.7	(53.2)	0.0	132.0
Interest expense	(56.9)	0.0	(823.8)	(479.5)	905.1	(455.1)
Loss on extinguishment of debt	0.0	0.0	(54.5)	0.0	0.0	(54.5)
Share of income from equity investments	0.0	0.0	0.0	14.1	0.0	14.1
Loss on derivative instruments	0.0	0.0	(114.5)	0.0	0.0	(114.5)
Foreign currency gains	1.3	0.0	105.9	11.8	0.0	119.0
Interest and other income, net	43.1	0.0	449.6	418.6	(905.1)	6.2
Income tax benefit (expense)	1.3	0.0	4.9	(3.7)	0.0	2.5

Loss from continuing operations	(30.7)	0.0	(227.7)	(91.9)	0.0	(350.3)
Loss on discontinued operations, net of tax	0.0	0.0	0.0	(7.5)	0.0	(7.5)
Equity in net loss of subsidiaries	(327.1)	0.0	(122.7)	(227.7)	677.5	0.0

Net loss	£(357.8)	£0.0	£(350.4)	£(327.1)	£677.5	£(357.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(56.1)	£0.0	£1,120.0	£85.2	£0.0	£1,149.1

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(617.0)	(39.7)	0.0	(656.7)
Proceeds from sale of fixed assets	0.0	0.0	2.0	0.2	0.0	2.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	108.2	0.0	108.2
Principal draw downs (repayments) on loans to group companies	621.6	(941.0)	695.1	(375.7)	0.0	0.0
Acquisitions, net of cash acquired	0.0	0.0	0.0	(14.6)	0.0	(14.6)
Disposal of equity investments, net	0.0	0.0	0.0	243.4	0.0	243.4
Other	0.0	0.0	0.3	2.5	0.0	2.8

Net cash (used in) provided by investing activities	621.6	(941.0)	80.4	(75.7)	0.0	(314.7)

Financing activities:
New borrowings, net of financing fees	0.0	941.0	36.0	0.0	0.0	977.0
Repurchase of common stock	(635.0)	0.0	0.0	0.0	0.0	(635.0)
Proceeds from employee stock option exercises	17.5	0.0	0.0	0.0	0.0	17.5
Principal payments on long term debt and capital leases	0.0	0.0	(1,395.0)	0.0	0.0	(1,395.0)
Proceeds from settlement of cross currency swaps	0.0	0.0	65.5	0.0	0.0	65.5
Dividends paid	(31.1)	0.0	0.0	0.0	0.0	(31.1)

Net cash (used in) provided by financing activities	(648.6)	941.0	(1,293.5)	0.0	0.0	(1,001.1)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Net cash used in discontinued operations	0.0	0.0	0.0	(10.4)	0.0	(10.4)

Effect of exchange rates changes on cash and cash equivalents	(2.0)	0.0	0.0	0.0	0.0	(2.0)
Decrease in cash and cash equivalents	(85.1)	0.0	(93.1)	(0.9)	0.0	(179.1)
Cash and cash equivalents at beginning of period	101.3	0.0	356.9	21.3	0.0	479.5

Cash and cash equivalents at end of period	£16.2	£0.0	£263.8	£20.4	£0.0	£300.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.5)	£0.0	£1,103.8	£(31.7)	£0.0	£1,037.6

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(587.0)	(41.4)	0.0	(628.4)
Proceeds from sale of fixed assets	0.0	0.0	30.5	5.5	0.0	36.0
Principal repayments on loans to equity investments	0.0	0.0	0.0	8.4	0.0	8.4
Principal draw downs (repayments) on loans to group companies	479.9	(1,468.0)	835.1	153.0	0.0	0.0
Disposal of businesses, net	0.0	0.0	0.0	167.4	0.0	167.4
Other	0.0	0.0	3.8	1.4	0.0	5.2

Net cash (used in) provided by investing activities	479.9	(1,468.0)	282.4	294.3	0.0	(411.4)

Financing activities:
New borrowings, net of financing fees	0.0	1,468.0	1,604.0	0.0	0.0	3,072.0
Repurchase of common stock	(161.5)	0.0	0.0	0.0	0.0	(161.5)
Purchase of conversion hedges	(205.4)	0.0	0.0	0.0	0.0	(205.4)
Proceeds from employee stock option exercises	17.0	0.0	0.0	0.0	0.0	17.0
Principal payments on long term debt and capital leases	0.0	0.0	(2,997.9)	(241.9)	0.0	(3,239.8)
Intercompany funding movements	22.8	0.0	(22.8)	0.0	0.0	0.0
Dividends paid	(34.1)	0.0	0.0	0.0	0.0	(34.1)

Net cash (used in) provided by financing activities	(361.2)	1,468.0	(1,416.7)	(241.9)	0.0	(551.8)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(30.1)	0.0	(30.1)

Net cash used in discontinued operations	0.0	0.0	0.0	(30.1)	0.0	(30.1)

Effect of exchange rates changes on cash and cash equivalents	4.7	0.0	0.0	0.0	0.0	4.7
Increase (decrease) in cash and cash equivalents	88.9	0.0	(30.5)	(9.4)	0.0	49.0
Cash and cash equivalents at beginning of period	12.4	0.0	387.4	30.7	0.0	430.5

Cash and cash equivalents at end of period	£101.3	£0.0	£356.9	£21.3	£0.0	£479.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Year ended December 31, 2009
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(8.5)	£0.0	£999.8	£(97.8)	£0.0	£893.5

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(531.8)	(36.2)	0.0	(568.0)
Proceeds from sale of fixed assets	0.0	0.0	4.0	0.2	0.0	4.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	12.5	0.0	12.5
Principal draw downs (repayments) on loans to group companies	0.0	0.0	(185.5)	185.5	0.0	0.0
Disposal of businesses, net	0.0	0.0	0.0	(17.5)	0.0	(17.5)
Other	0.0	0.0	0.0	(2.5)	0.0	(2.5)

Net cash (used in) provided by investing activities	0.0	0.0	(713.3)	142.0	0.0	(571.3)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	1,610.2	0.0	0.0	1,610.2
Proceeds from employee stock option exercises	2.5	0.0	0.0	0.0	0.0	2.5
Principal payments on long term debt and capital leases	0.0	0.0	(1,690.1)	(47.3)	0.0	(1,737.4)
Intercompany funding movements	43.6	0.0	(43.6)	0.0	0.0	0.0
Realized gain on derivatives	0.0	0.0	88.3	0.0	0.0	88.3
Dividends paid	(33.3)	0.0	0.0	0.0	0.0	(33.3)

Net cash (used in) provided by financing activities	12.8	0.0	(35.2)	(47.3)	0.0	(69.7)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(0.8)	0.0	(0.8)
Net cash used in investing activities	0.0	0.0	0.0	(1.0)	0.0	(1.0)

Net cash used in discontinued operations	0.0	0.0	0.0	(1.8)	0.0	(1.8)

Effect of exchange rates changes on cash and cash equivalents	(1.8)	0.0	0.0	0.0	0.0	(1.8)
Increase (decrease) in cash and cash equivalents	2.5	0.0	251.3	(4.9)	0.0	248.9
Cash and cash equivalents at beginning of period	9.9	0.0	136.1	35.6	0.0	181.6

Cash and cash equivalents at end of period	£12.4	£0.0	£387.4	£30.7	£0.0	£430.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20—Subsequent Events

On February 8, 2012, we entered into a $250 million capped accelerated stock repurchase agreement under the 2011 capital optimization program. Under the terms of this agreement, we paid $250 million from cash on hand to repurchase outstanding shares of our common stock. On February 13, 2012, we received an initial delivery of 7.5 million shares under this agreement. The total number of shares that we will ultimately receive will be based generally on the daily volume-weighted average share price of our common stock over a defined time period, the end of which is expected to be no later than May 9, 2012.

VIRGIN MEDIA INC.

SCHEDULE I—FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

(in millions, except par value)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	£16.2	£101.3
Other current assets	0.3	0.4

Total current assets	16.5	101.7
Investments in and loans to affiliates, net	1,042.2	1,506.5
Other assets, net	146.1	201.1

Total assets	£1,204.8	£1,809.3

Liabilities and shareholders’ equity
Current liabilities	£14.6	£9.3
Long term debt	551.1	535.4
Other long term liabilities	0.2	0.0
Shareholders’ equity
Common stock—$0.01 par value; authorised 1,000.0 (2011 and 2010) shares; issued and outstanding 286.7 (2011) and 322.0 (2010) shares	1.6	1.8
Additional paid in capital	3,888.1	4,405.3
Unearned stock compensation	(21.5)	(30.1)
Accumulated other comprehensive income	30.0	86.5
Accumulated deficit	(3,259.3)	(3,198.9)

Total shareholders’ equity	638.9	1,264.6

Total liabilities and shareholders’ equity	£1,204.8	£1,809.3

See accompanying notes.

VIRGIN MEDIA INC.

FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2011	2010	2009
Costs and expenses
General and administrative expenses	£(13.2)	£(19.0)	£(19.5)

Operating loss	(13.2)	(19.0)	(19.5)

Other income (expense)
Interest expense	(66.2)	(59.7)	(56.9)
Loss on derivative instruments	(43.4)	(17.4)	0.0
Foreign currency (losses) gains	(0.4)	0.9	1.3
Interest income and other, net	3.7	35.8	43.1

Loss before income taxes and equity in net income (loss) of subsidiaries	(119.5)	(59.4)	(32.0)
Income tax (expense) benefit	0.0	(4.2)	1.3

Loss before equity in net income (loss) of subsidiaries	(119.5)	(63.6)	(30.7)
Equity in net income (loss) of subsidiaries	195.4	(77.8)	(327.1)

Net income (loss)	£75.9	£(141.4)	£(357.8)

See accompanying notes.

VIRGIN MEDIA INC.

FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2011	2010	2009
Net cash used in operating activities	£(56.1)	£(34.5)	£(8.5)
Investing activities
Principal repayments on loans to group companies	621.6	479.9	0.0

Net cash provided by investing activities	621.6	479.9	0.0

Financing activities
Common stock repurchases	(635.0)	(161.5)	0.0
Purchase of conversion hedges	0.0	(205.4)	0.0
Proceeds from employee stock option exercises	17.5	17.0	2.5
Intercompany funding movements	0.0	22.8	43.6
Dividends paid	(31.1)	(34.1)	(33.3)

Net cash (used in) provided by financing activities	(648.6)	(361.2)	12.8

Effect of exchange rate changes on cash and cash equivalents	(2.0)	4.7	(1.8)
(Decrease) increase in cash and cash equivalents	(85.1)	88.9	2.5
Cash and cash equivalents at beginning of year	101.3	12.4	9.9

Cash and cash equivalents at end of year	£16.2	£101.3	£12.4

Supplemental disclosure of cashflow information
Cash paid for interest	£40.5	£42.2	£40.7
Income taxes paid (received)	0.0	1.2	(0.1)

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

Note 2—Other

No cash dividend was paid to the registrant by subsidiaries for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Investment Holdings Limited

We have audited the accompanying consolidated balance sheets of Virgin Media Investment Holdings Limited and subsidiaries (the “Company”), an indirect wholly owned subsidiary of Virgin Media Inc. (the “Parent”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investment Holdings Limited and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Investments Limited

We have audited the accompanying consolidated balance sheets of Virgin Media Investments Limited and subsidiaries (the “Company”), an indirect wholly owned subsidiary of Virgin Media Inc. (the “Parent”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investments Limited and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 21, 2012

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	£282.0	£376.0
Restricted cash	1.9	2.2
Accounts receivable—trade, less allowances for doubtful accounts of £10.9 (2011) and £6.4 (2010)	435.4	431.2
Inventory for resale	13.1	26.4
Derivative financial instruments	9.5	0.8
Prepaid expenses and other current assets	82.5	88.6

Total current assets	824.4	925.2
Fixed assets, net	4,501.6	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	0.0	118.4
Equity investments	0.0	359.2
Derivative financial instruments	209.6	202.7
Deferred financing costs, net of accumulated amortization of £28.0 (2011) and £19.6 (2010)	44.5	89.4
Other assets	50.8	52.7
Due from group companies	1,223.2	751.1

Total assets	£8,880.7	£9,176.3

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£304.3	£296.1
Accrued expenses and other current liabilities	337.1	376.3
Derivative financial instruments	16.7	13.3
Restructuring liabilities	34.9	56.4
VAT and employee taxes payable	88.4	83.6
Interest payable	51.5	59.1
Interest payable to group companies	137.0	147.2
Deferred revenue	311.8	300.1
Current portion of long term debt	140.9	222.1

Total current liabilities	1,422.6	1,554.2
Long term debt, net of current portion	3,507.1	3,195.0
Long term debt due to group companies, net of current portion	2,155.3	2,746.4
Derivative financial instruments	53.4	62.0
Deferred revenue and other long term liabilities	190.0	207.2
Deferred income taxes	0.0	3.2

Total liabilities	7,328.4	7,768.0

Commitments and contingent liabilities
Shareholder’s equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2011 and 2010); issued and outstanding 224,552 ordinary shares (2011 and 2010)	0.0	0.0
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(119.9)	(76.2)
Accumulated deficit	(2,699.1)	(2,886.8)

Total shareholder's equity	1,552.3	1,408.3

Total liabilities and shareholder’s equity	£8,880.7	£9,176.3

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2011	2010	2009
Revenue	£3,889.8	£3,773.7	£3,557.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,561.0	1,535.2	1,483.3
Selling, general and administrative expenses	760.6	745.8	741.2
Restructuring and other charges	8.2	51.7	39.2
Depreciation	901.1	965.2	907.9
Amortization	118.4	147.6	243.1
Goodwill and intangible asset impairments	0.0	0.0	4.7

	3,349.3	3,445.5	3,419.4

Operating income	540.5	328.2	138.4
Other income (expense)
Interest expense	(200.8)	(216.2)	(235.2)
Interest expense to group companies	(200.9)	(259.3)	(234.4)
Loss on extinguishment of debt	(28.9)	(70.0)	(54.5)
Share of income from equity investments	18.6	24.0	14.1
Loss on disposal of equity investments	(7.2)	0.0	0.0
Loss on derivative instruments	(7.4)	(48.2)	(114.5)
Foreign currency gains (losses)	1.7	(32.6)	131.3
Interest income and other, net	80.2	8.2	7.6
Interest income from group companies	8.7	8.7	7.9

Income (loss) from continuing operations before income taxes	204.5	(257.2)	(339.3)
Income tax (expense) benefit	(15.6)	127.9	1.1

Income (loss) from continuing operations	188.9	(129.3)	(338.2)

Discontinued operations
Gain on disposal, net of tax	0.0	19.2	0.0
(Loss) income from discontinued operations, net of tax	(1.2)	8.6	(7.6)

(Loss) income from discontinued operations	(1.2)	27.8	(7.6)

Net income (loss)	£187.7	£(101.5)	£(345.8)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	£187.7	£(101.5)	£(345.8)
Loss (income) from discontinued operations	1.2	(27.8)	7.6

Income (loss) from continuing operations	188.9	(129.3)	(338.2)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,019.5	1,112.8	1,151.0
Goodwill and intangible asset impairments	0.0	0.0	4.7
Non-cash interest	3.2	36.1	52.3
Non-cash compensation	20.0	25.9	15.4
Loss on extinguishment of debt, net of prepayment premiums	31.7	70.1	53.6
Income from equity accounted investments, net of dividends received	(0.6)	(9.3)	(12.4)
Unrealized (gains) losses on derivative instruments	(31.0)	116.4	133.3
Foreign currency losses (gains)	2.3	(85.4)	(163.2)
Loss on disposal of equity investments	7.2	0.0	0.0
Income taxes	21.0	(104.4)	4.2
Other	6.8	0.5	1.3
Changes in operating assets and liabilities, net of effect from business disposals:
Accounts receivable	(4.4)	(28.4)	27.5
Inventory	13.3	(13.5)	(0.3)
Prepaid expenses and other current assets	11.5	6.2	(2.6)
Other assets	2.0	(2.0)	(14.9)
Accounts payable	8.2	4.5	(14.9)
Deferred revenue (current)	10.1	25.3	18.4
Accrued expenses and other current liabilities	(80.1)	16.9	(35.8)
Deferred revenue and other long term liabilities	(40.1)	(7.2)	(4.9)

Net cash provided by operating activities	1,189.5	1,035.2	874.5

Investing activities:
Purchase of fixed and intangible assets	(645.7)	(617.3)	(555.7)
Proceeds from sale of fixed assets	2.2	36.0	4.2
Principal repayments on loans to equity investments	108.2	8.4	12.5
Investments and loans from parent and subsidiary companies	(957.3)	(655.3)	974.4
Acquisitions, net of cash acquired	(14.6)	0.0	0.0
Disposal of equity investments, net	243.4	0.0	0.0
Disposal of businesses, net	0.0	167.4	(17.5)
Other	2.8	4.4	(2.5)

Net cash (used in) provided by investing activities	(1,261.0)	(1,056.4)	415.4

Financing activities:
New borrowings, net of financing fees	977.0	3,072.0	(52.6)
Principal payments on long term debt	(975.4)	(3,007.4)	(1,036.2)
Principal payments on capital leases	(79.2)	(53.2)	(42.4)
Proceeds from settlement of cross currency interest rate swaps	65.5	0.0	0.0
Realized gain on derivatives	0.0	0.0	88.3

Net cash (used in) provided by financing activities	(12.1)	11.4	(1,042.9)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(30.1)	(0.8)
Net cash used in investing activities	0.0	0.0	(1.0)

Net cash used in discontinued operations	(10.4)	(30.1)	(1.8)

(Decrease) increase in cash and cash equivalents	(94.0)	(39.9)	245.2
Cash and cash equivalents, beginning of period	376.0	415.9	170.7

Cash and cash equivalents, end of period	£282.0	£376.0	£415.9

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£207.5	£180.8	£248.3
Income taxes paid	1.1	0.7	0.0

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 Par Value		Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
	Shares	Par
Balance, December 31, 2008	224,552	£0.0	£4,371.3		£0.4	£(31.5)	£40.1	£(2,439.5)	£1,940.8
Net loss for the year ended December 31, 2009	0	0.0	0.0	(345.8)	0.0	0.0	0.0	(345.8)	(345.8)
Currency translation adjustment	0	0.0	0.0	(0.6)	(0.6)	0.0	0.0	0.0	(0.6)
Net losses on derivatives, net of tax	0	0.0	0.0	(216.6)	0.0	0.0	(216.6)	0.0	(216.6)
Reclassification of derivative losses to net income, net of tax	0	0.0	0.0	121.2	0.0	0.0	121.2	0.0	121.2
Pension liability adjustment, net of tax	0	0.0	0.0	(50.8)	0.0	(50.8)	0.0	0.0	(50.8)

				£(492.6)

Balance, December 31, 2009	224,552	£0.0	£4,371.3		£(0.2)	£(82.3)	£(55.3)	£(2,785.3)	£1,448.2
Net loss for the year ended December 31, 2010	0	0.0	0.0	(101.5)	0.0	0.0	0.0	(101.5)	(101.5)
Currency translation adjustment	0	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.1
Net gains on derivatives, net of tax	0	0.0	0.0	75.1	0.0	0.0	75.1	0.0	75.1
Reclassification of derivative gains to net income, net of tax	0	0.0	0.0	(29.0)	0.0	0.0	(29.0)	0.0	(29.0)
Pension liability adjustment, net of tax	0	0.0	0.0	15.4	0.0	15.4	0.0	0.0	15.4

				£(39.9)

Balance, December 31, 2010	224,552	£0.0	£4,371.3		£(0.1)	£(66.9)	£(9.2)	£(2,886.8)	£1,408.3
Net income for the year ended December 31, 2011	0	0.0	0.0	187.7	0.0	0.0	0.0	187.7	187.7
Currency translation adjustment	0	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.1
Net losses on derivatives, net of tax	0	0.0	0.0	(24.2)	0.0	0.0	(24.2)	0.0	(24.2)
Reclassification of derivative losses to net income, net of tax	0	0.0	0.0	1.0	0.0	0.0	1.0	0.0	1.0
Pension liability adjustment, net of tax	0	0.0	0.0	(20.6)	0.0	(20.6)	0.0	0.0	(20.6)

				£144.0

Balance, December 31, 2011	224,552	£0.0	£4,371.3		£0.0	£(87.5)	£(32.4)	£(2,699.1)	£1,552.3

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	£282.0	£376.0
Restricted cash	1.9	2.2
Accounts receivable—trade, less allowances for doubtful accounts of £10.9 (2011) and £6.4 (2010)	435.4	431.2
Inventory for resale	13.1	26.4
Derivative financial instruments	9.5	0.8
Prepaid expenses and other current assets	82.5	88.6

Total current assets	824.4	925.2
Fixed assets, net	4,501.6	4,651.0
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	0.0	118.4
Equity investments	0.0	359.2
Derivative financial instruments	209.6	202.7
Deferred financing costs, net of accumulated amortization of £28.0 (2011) and £19.6 (2010)	44.5	89.4
Other assets	50.8	52.7
Due from group companies	1,223.2	751.1

Total assets	£8,880.7	£9,176.3

Liabilities and shareholder's equity
Current liabilities
Accounts payable	£304.3	£296.1
Accrued expenses and other current liabilities	337.1	376.3
Derivative financial instruments	16.7	13.3
Restructuring liabilities	34.9	56.4
VAT and employee taxes payable	88.4	83.6
Interest payable	9.9	18.0
Interest payable to group companies	178.6	188.3
Deferred revenue	311.8	300.1
Current portion of long term debt	140.9	222.1

Total current liabilities	1,422.6	1,554.2
Long term debt, net of current portion	263.3	353.7
Long term debt due to group companies, net of current portion	5,399.1	5,587.7
Derivative financial instruments	53.4	62.0
Deferred revenue and other long term liabilities	190.0	207.2
Deferred income taxes	0.0	3.2

Total liabilities	7,328.4	7,768.0

Commitments and contingent liabilities
Shareholder's equity
Common stock—£1.0 par value; issued and outstanding 2.5 (2011 and 2010) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(119.9)	(76.2)
Accumulated deficit	(2,699.1)	(2,886.8)

Total shareholder's equity	1,552.3	1,408.3

Total liabilities and shareholder's equity	£8,880.7	£9,176.3

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2011	2010	2009
Revenue	£3,889.8	£3,773.7	£3,557.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,561.0	1,535.2	1,483.3
Selling, general and administrative expenses	760.6	745.8	741.2
Restructuring and other charges	8.2	51.7	39.2
Depreciation	901.1	965.2	907.9
Amortization	118.4	147.6	243.1
Goodwill and intangible asset impairments	0.0	0.0	4.7

	3,349.3	3,445.5	3,419.4

Operating income	540.5	328.2	138.4
Other income (expense)
Interest expense	(19.1)	(27.8)	(92.7)
Interest expense to group companies	(382.6)	(447.7)	(376.9)
Loss on extinguishment of debt	(28.9)	(70.0)	(54.5)
Share of income from equity investments	18.6	24.0	14.1
Loss on disposal of equity investments	(7.2)	0.0	0.0
Loss on derivative instruments	(7.4)	(48.2)	(114.5)
Foreign currency gains (losses)	1.7	(32.6)	131.3
Interest income and other, net	80.2	8.2	7.6
Interest income from group companies	8.7	8.7	7.9

Income (loss) from continuing operations before income taxes	204.5	(257.2)	(339.3)
Income tax (expense) benefit	(15.6)	127.9	1.1

Income (loss) from continuing operations	188.9	(129.3)	(338.2)

Discontinued operations
Gain on disposal, net of tax	0.0	19.2	0.0
(Loss) income from discontinued operations, net of tax	(1.2)	8.6	(7.6)

(Loss) income from discontinued operations	(1.2)	27.8	(7.6)

Net income (loss)	£187.7	£(101.5)	£(345.8)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	£187.7	£(101.5)	£(345.8)
Loss (income) from discontinued operations	1.2	(27.8)	7.6

Income (loss) from continuing operations	188.9	(129.3)	(338.2)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,019.5	1,112.8	1,151.0
Goodwill and intangible asset impairments	0.0	0.0	4.7
Non-cash interest	3.2	36.1	52.3
Non-cash compensation	20.0	25.9	15.4
Loss on extinguishment of debt, net of prepayment premiums	31.7	70.1	53.6
Income from equity accounted investments, net of dividends received	(0.6)	(9.3)	(12.4)
Unrealized (gains) losses on derivative instruments	(31.0)	116.4	133.3
Foreign currency losses (gains)	2.3	(85.4)	(163.2)
Loss on disposal of equity investments	7.2	0.0	0.0
Income taxes	21.0	(104.4)	4.2
Other	6.8	0.5	1.3
Changes in operating assets and liabilities, net of effect from business disposals:
Accounts receivable	(4.4)	(28.4)	27.5
Inventory	13.3	(13.5)	(0.3)
Prepaid expenses and other current assets	11.5	6.2	(2.6)
Other assets	2.0	(2.0)	(14.9)
Accounts payable	8.2	4.5	(14.9)
Deferred revenue (current)	10.1	25.3	18.4
Accrued expenses and other current liabilities	(80.1)	16.9	(35.8)
Deferred revenue and other long term liabilities	(40.1)	(7.2)	(4.9)

Net cash provided by operating activities	1,189.5	1,035.2	874.5

Investing activities:
Purchase of fixed and intangible assets	(645.7)	(617.3)	(555.7)
Proceeds from sale of fixed assets	2.2	36.0	4.2
Principal repayments on loans to equity investments	108.2	8.4	12.5
Investments and loans from parent and subsidiary companies	(833.3)	587.2	740.9
Acquisitions, net of cash acquired	(14.6)	0.0	0.0
Disposal of equity investments, net	243.4	0.0	0.0
Disposal of businesses, net	0.0	167.4	(17.5)
Other	2.8	4.4	(2.5)

Net cash (used in) provided by investing activities	(1,137.0)	186.1	181.9

Financing activities:
New borrowings, net of financing fees	107.1	108.1	(52.6)
Principal payments on long term debt	(229.5)	(1,286.0)	(802.7)
Principal payments on capital leases	(79.2)	(53.2)	(42.4)
Proceeds from settlement of cross currency interest rate swaps	65.5	0.0	0.0
Realized gain on derivatives	0.0	0.0	88.3

Net cash used in financing activities	(136.1)	(1,231.1)	(809.4)

Cash flow from discontinued operations:
Net cash used in operating activities	(10.4)	(30.1)	(0.8)
Net cash used in investing activities	0.0	0.0	(1.0)

Net cash used in discontinued operations	(10.4)	(30.1)	(1.8)

(Decrease) increase in cash and cash equivalents	(94.0)	(39.9)	245.2
Cash and cash equivalents, beginning of period	376.0	415.9	170.7

Cash and cash equivalents, end of period	£282.0	£376.0	£415.9

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£207.5	£180.8	£248.3
Income taxes paid	1.1	0.7	0.0

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions, except share data)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock £1.0 Par Value	Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2008	£1.0	£4,370.3		£0.4	£(31.5)	£40.1	£(2,439.5)	£1,940.8
Net loss for the year ended December 31, 2009	0.0	0.0	(345.8)	0.0	0.0	0.0	(345.8)	(345.8)
Currency translation adjustment	0.0	0.0	(0.6)	(0.6)	0.0	0.0	0.0	(0.6)
Net losses on derivatives, net of tax	0.0	0.0	(216.6)	0.0	0.0	(216.6)	0.0	(216.6)
Reclassification of derivative losses to net income, net of tax	0.0	0.0	121.2	0.0	0.0	121.2	0.0	121.2
Pension liability adjustment, net of tax	0.0	0.0	(50.8)	0.0	(50.8)	0.0	0.0	(50.8)

			£(492.6)

Balance, December 31, 2009	£1.0	£4,370.3		£(0.2)	£(82.3)	£(55.3)	£(2,785.3)	£1,448.2
Issue of common stock	£1.5	£(1.5)		£0.0	£0.0	£0.0	£0.0	£0.0
Net loss for the year ended December 31, 2010	0.0	0.0	(101.5)	0.0	0.0	0.0	(101.5)	(101.5)
Currency translation adjustment	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.1
Net gains on derivatives, net of tax	0.0	0.0	75.1	0.0	0.0	75.1	0.0	75.1
Reclassification of derivative gains to net income, net of tax	0.0	0.0	(29.0)	0.0	0.0	(29.0)	0.0	(29.0)
Pension liability adjustment, net of tax	0.0	0.0	15.4	0.0	15.4	0.0	0.0	15.4

			£(39.9)

Balance, December 31, 2010	£2.5	£4,368.8		£(0.1)	£(66.9)	£(9.2)	£(2,886.8)	£1,408.3
Net income for the year ended December 31, 2011	0.0	0.0	187.7	0.0	0.0	0.0	187.7	187.7
Currency translation adjustment	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.1
Net losses on derivatives, net of tax	0.0	0.0	(24.2)	0.0	0.0	(24.2)	0.0	(24.2)
Reclassification of derivative losses to net income, net of tax	0.0	0.0	1.0	0.0	0.0	1.0	0.0	1.0
Pension liability adjustment, net of tax	0.0	0.0	(20.6)	0.0	(20.6)	0.0	0.0	(20.6)

			£144.0

Balance, December 31, 2011	£2.5	£4,368.8		£0.0	£(87.5)	£(32.4)	£(2,699.1)	£1,552.3

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business

Virgin Media Investment Holdings Limited and its subsidiaries, or VMIH, and Virgin Media Investments Limited and its subsidiaries, or VMIL, are indirect, wholly owned subsidiaries of Virgin Media Inc. incorporated in the United Kingdom. VMIL is a direct, wholly owned subsidiary of VMIH.

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

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2011, we provided service to approximately 4.8 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to approximately 1.5 million prepay mobile customers and approximately 1.5 million contract mobile customers over third party networks.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 1—Organization and Business (continued)

In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business.

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

Whilst VMIH and VMIL have operating segments, consisting of Consumer and Business, which are consistent with Virgin Media Inc., financial information is only prepared and reviewed by the chief operating decision maker at the Virgin Media Inc. consolidated level. As such, there are no separable reportable segments for VMIH or VMIL.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

On July 12, 2010, we completed the sale of our television channel business known as Virgin Media TV to BSkyB. Virgin Media TV’s operations comprised our former Content segment. These consolidated financial statements reflect Virgin Media TV as discontinued operations and we have retrospectively adjusted the consolidated statements of operations, cash flows and shareholder’s equity for the year ended December 31, 2009.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2011 and 2010.

Foreign Currency Translation

Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling, general and administrative expenses are denominated in U.K. pound sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholder’s equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary’s functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of operations.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less and are recorded at amortized cost, which approximates fair value. We had cash equivalents totaling £241.7 million and £335.4 million as at December 31, 2011 and 2010, respectively.

Restricted cash balances of £1.9 million as at December 31, 2011 and £2.2 million as at December 31, 2010 represent cash balances collateralized against performance bonds given on our behalf.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Trade Receivables

Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. Amounts charged to expense are included in selling, general and administrative expenses in the consolidated statements of operations. The movements in our allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Balance, January 1	£6.4	£9.0	£15.2
Charged to costs and expenses	32.6	25.4	24.4
Write offs, net of recoveries	(28.1)	(28.0)	(30.6)

Balance, December 31	£10.9	£6.4	£9.0

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

Fixed Assets

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful lives are as follows:

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

Software Development Costs

We capitalize costs related to computer software developed or obtained for internal use in accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future. Amounts attributable to software development costs are included in fixed assets and depreciation expense in the consolidated balance sheets and consolidated statements of operations respectively.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC.

In September 2011, the FASB issued guidance permitting companies to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We adopted this guidance effective October 1, 2011 and applied it to the performance of our annual goodwill impairment test for both the consumer and business reporting units.

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

As of December 31, 2011 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £44.5 million and £89.4 million as of December 31, 2011 and 2010, respectively, are included on the consolidated balance sheets.

Restructuring Costs

We account for our restructuring costs, which comprise of lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred.

Revenue Recognition

Revenue is stated net of value added tax, or VAT, collected from customers on behalf of tax authorities.

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

Once we have established the selling price of each deliverable, we allocate total arrangement consideration by applying the relative selling price methodology. Prior to the adoption of this guidance, where the fair value of the delivered element could not be determined reliably but the fair value of the undelivered element could be determined reliably, the fair value of the undelivered element was deducted from total consideration and the net amount was allocated to the delivered element based on the “residual value” method. This methodology is no longer permitted under the new guidance and we now allocate revenue for all multiple-element arrangements based on the relative selling price methodology. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition, as discussed below.

In all bundled revenue arrangements, the amount of revenue recognized for any up-front elements, including business and consumer installation services and mobile handsets, is limited to the amount of cash collected.

Consumer

Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Installation revenue for our Consumer segment is recognized in accordance with the provisions of the Entertainment—Cable Television Topic of the FASB ASC in relation to installation fees for cable television, fixed line telephone, and broadband internet services. Installation revenues are recognized at the time the installation is completed to the extent those fees are less than direct selling costs, which is generally the case.

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

Installation revenues are recognized when the contracted service has been delivered, which is generally when a customer is connected to our network and has acknowledged acceptance.

Subscriber Acquisition Costs

Costs incurred in respect of the acquisition of our customers, including payments to distributors and the cost of mobile handsets and mobile handset promotions, are expensed as incurred.

Advertising Expense

We expense the cost of advertising as incurred. Advertising costs were £127.3 million, £116.8 million and £97.5 million in 2011, 2010 and 2009, respectively.

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

We recognize the funded status of our defined benefit post-retirement plans on our balance sheet and changes in the funded status are reflected in comprehensive income.

Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrue interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

revenue and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs and purchases of fixed assets incurred in the normal course of business.

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

Operating Leases

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance permitting companies to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We adopted this guidance effective October 1, 2011 and applied it to the performance of our annual goodwill impairment test for both the consumer and business reporting units.

On January 1, 2011 we adopted new accounting guidance issued by the FASB for revenue arrangements with multiple-elements. We adopted this guidance on a prospective basis applicable for transactions originating or materially modified after the date of adoption. This guidance changed the criteria for separating units of accounting in multiple-element arrangements and the way in which an entity is required to allocate revenue to these units of accounting. The adoption of this guidance has not had a material impact on our consolidated financial statements for the year ended December 31, 2011. This is principally due to the fact that although prior to the adoption of this guidance we were unable to meet the criteria to separate the units of accounting for our residential customer arrangements, the Cable Television Topic of the FASB ASC required us to recognize initial hookup revenues to the extent we had incurred direct selling costs. The impact of the adoption of this guidance may be material in future years if we make material changes to product or service offerings, pricing structures, the components of bundled arrangements or if we enter into material new arrangements in our Business segment.

Note 3—Disposals

Disposal of Equity Investment in UKTV

On September 30, 2011, we completed the sale to Scripps Network Interactive, Inc. (“Scripps”), of our 50% equity investment in the UKTV joint venture with BBC Worldwide Limited. The aggregate consideration was £349.9 million, which included approximately £98.1 million for Scripps’ acquisition of preferred equity, loan stock and other debt. After the inclusion of associated fees, this transaction resulted in a loss on disposal of £7.2 million in the consolidated statement of operations.

At December 31, 2010 the investment consisted of our £238.8 million share of net assets and £120.4 million of loans and redeemable preference shares.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Disposals (continued)

Disposal of Virgin Media TV

On July 12, 2010, we completed the sale of our television channel business known as Virgin Media TV to BSkyB. Virgin Media TV’s operations comprised our former Content segment. These consolidated financial statements reflect Virgin Media TV as discontinued operations and we have retrospectively adjusted the consolidated statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2009.

We have also entered into a number of agreements providing for the carriage by us of certain of BSkyB’s standard and high-definition channels along with the former Virgin Media TV channels sold. The agreements in respect to the sale of Virgin Media TV and the carriage of these channels were negotiated concurrently. We have determined that these agreements are separate units of account as described by the fair value measurements guidance issued by the FASB. We have performed a review of the fair value of the services received and the business disposed of to determine the appropriate values to attribute to each unit of account. As a result, £33.6 million of the gain on disposal of Virgin Media TV was deferred within other liabilities on the balance sheet and will be treated as a reduction in operating costs over the contractual terms of the carriage arrangements, which range from 3 to 7 years. During 2011 and 2010, £6.0 million and £2.0 million, respectively, of this deferred gain was recognized in the consolidated statement of operations.

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

Revenue of the Virgin Media TV business, reported in discontinued operations, for the years ended December 31, 2010 and 2009 was £100.1 million and £167.8 million, respectively. Virgin Media TV’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2010 and 2009 was £11.9 million and £15.3 million, respectively.

Intercompany costs related to the carriage of the Virgin Media TV channels by our Consumer segment that had previously been eliminated for consolidation purposes and now have been recognized in our income from continuing operations for the years ended December 31, 2010 and 2009 were £14.3 million and £27.3 million, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3—Disposals (continued)

Disposal of sit-up

On April 1, 2009, we completed the disposal of our sit-up reporting unit, which was previously included within our former Content segment. Revenue of the sit-up business, reported in discontinued operations, for the year ended December 31, 2009 was £38.9 million. sit-up’s pre-tax loss, reported within discontinued operations, for the year ended December 31, 2009 was £22.8 million. During the year ended December 31, 2009, in accordance with the provisions of the Property, Plant, and Equipment Topic of the FASB ASC, we wrote down the assets held for sale to fair value based upon the agreed purchase consideration. This resulted in a £19.0 million impairment charge, which was recognized in the loss from discontinued operations for the year ended December 31, 2009.

Note 4—Fixed Assets (Including Leases)

Fixed assets consist of (in millions):

		December 31,
		2011		2010
	Useful Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	5-30 years	£6,565.8	£28.8	£6,418.4	£28.8
Switches and headends	3-10 years	892.8	19.8	822.0	36.7
Customer premises equipment	5-10 years	1,190.9	254.4	1,134.4	170.1
Other operating equipment	4-20 years	7.3	0.0	20.1	0.0

Total operating equipment		8,656.8	303.0	8,394.9	235.6
Other equipment
Land	—	8.5	0.0	8.5	0.0
Buildings	20-50 years	96.1	35.8	95.2	35.6
Leasehold improvements	7 years or, if less, the lease term	111.7	0.0	113.9	0.0
Computer infrastructure	3-5 years	241.3	30.1	241.6	44.5
Other equipment	5-10 years	249.7	22.2	240.1	27.9

Total other equipment		707.3	88.1	699.3	108.0

		9,364.1	391.1	9,094.2	343.6
Accumulated depreciation		(4,984.6)	(151.2)	(4,558.9)	(121.2)

		4,379.5	239.9	4,535.3	222.4
Construction in progress		122.1	0.0	115.7	0.0

		£4,501.6	£239.9	£4,651.0	£222.4

During the years ended December 31, 2011, 2010 and 2009, the assets acquired under capital leases totaled £91.2 million, £132.2 million and £34.4 million, respectively. Amortization expense on capital leases is included as a component of depreciation expense.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Fixed Assets (Including Leases) (continued)

Included in assets acquired under capital leases for the year ended December 31, 2011 is £55.5 million in respect to customer premise equipment converted from operating leases to capital leases. Included in assets acquired under capital leases for the year ended December 31, 2010 is £35.8 million in respect to 42 properties included in a sale and leaseback transaction.

Future minimum annual payments under capital and operating leases at December 31, 2011 are as follows (in millions). The table reflects our contractual obligations.

	Capital	Operating
Year ending December 31,
2012	£91.8	£52.7
2013	67.5	41.4
2014	49.3	34.1
2015	23.4	21.9
2016	7.3	12.6
Thereafter	240.8	48.4

Total minimum lease payments	480.1	£211.1

Less: amounts representing interest	(222.1)

Present value of net minimum obligations	258.0
Less: current portion	(76.3)

	£181.7

Total rental expense for the years ended December 31, 2011, 2010 and 2009 under operating leases was £47.0 million, £52.6 million and £48.2 million, respectively.

The weighted average interest rate for capital lease obligations as of December 31, 2011 and 2010 was 6.8% and 7.4%, respectively.

During 2011 and 2010, the changes in the asset retirement obligations were as follows (in millions):

	2011	2010
Asset retirement obligation at the beginning of the year	£66.4	£45.5
Assets acquired	14.0	16.8
Liabilities settled	(8.4)	(6.5)
Accretion expense	5.2	6.1
Revisions in cashflow estimates	(11.9)	4.5

Asset retirement obligation at the end of the year	£65.3	£66.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5—Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	December 31,
		2011	2010
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,873.4	£1,873.4
Reorganization value in excess of amounts allocable to identifiable assets		153.2	153.2

		£2,026.6	£2,026.6

Intangible assets subject to amortization:
Cost
Customer lists	3-6 years	£754.6	£754.6

		754.6	754.6

Accumulated amortization
Customer lists		754.6	636.2

		754.6	636.2

		£—	£118.4

As at December 31, 2011, the gross carrying amount of goodwill was £2,235.6 million and accumulated impairment charges were £362.2 million.

As at December 31, 2011, goodwill and intangible assets not subject to amortization totaling £1,819.8 million and £206.8 million are allocated to our Consumer and Business reporting units, respectively. We performed our annual impairment reviews of our Consumer and Business reporting units as at October 1, 2011 and 2010. As a result of this review we concluded that no impairment charge was required at either date. Based on the results of the review as at October 1, 2011, neither our Business or Consumer reporting units were at risk of failing Step 1 of the goodwill impairment test.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Long Term Debt

Long term debt consists of (in millions):

	December 31, 2011		December 31, 2010
	VMIH	VMIL	VMIH	VMIL
Amounts due to third parties
U.S. Dollar
6.50% senior secured notes due 2018	£635.4	£0.0	£632.3	£0.0
5.25% senior secured notes due 2021	353.1	0.0	0.0	0.0
Sterling
7.00% senior secured notes due 2018	864.5	0.0	863.1	0.0
5.50% senior secured notes due 2021	722.4	0.0	0.0	0.0
Senior credit facility	750.0	81.6	1,675.0	179.1
Capital leases	258.0	258.0	245.9	245.9
Other	0.3	0.3	0.8	0.8

	3,583.7	339.9	3,417.1	425.8
Less current portion	(76.6)	(76.6)	(222.1)	(72.1)

Long term debt due to third parties	£3,507.1	£263.3	£3,195.0	£353.7

Amounts due to group companies
U.S. Dollar
9.125% senior notes due 2016	£0.0	£0.0	£352.6	£352.6
6.50% senior notes due 2016	0.0	0.0	176.7	176.7
9.50% senior notes due 2016	849.2	849.2	843.2	843.2
8.375% senior notes due 2019	380.6	380.6	378.8	378.8
6.50% senior secured notes due 2018	0.0	635.4	0.0	632.3
5.25% senior secured notes due 2021	0.0	353.1	0.0	0.0
Floating rate senior loan notes due 2012	64.3	64.3	64.1	64.1
Euro
9.50% senior notes due 2016	145.3	145.3	148.5	148.5
Sterling
8.875% senior notes due 2019	345.2	345.2	344.8	344.8
7.00% senior secured notes due 2018	0.0	864.5	0.0	863.1
5.50% senior secured notes due 2021	0.0	722.4	0.0	0.0
Senior credit facility	0.0	668.4	0.0	1,495.9
Other amounts due to group companies
Other notes due to affiliates	435.0	435.0	437.7	437.7

	2,219.6	5,463.4	2,746.4	5,737.7
Less current portion	(64.3)	(64.3)	0.0	(150.0)

Long term debt due to group companies	£2,155.3	£5,399.1	£2,746.4	£5,587.7

The carrying values of our $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £45.7 million and £77.9 million, respectively, as a result of our application of fair value hedge accounting to these instruments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Long Term Debt (continued)

The effective interest rate on the senior credit facility was 3.3% and 4.2% as at December 31, 2011 and 2010, respectively. The effective interest rate on the floating rate loan notes was 5.4% and 5.3% as at December 31, 2011 and 2010, respectively.

The terms of the senior notes and senior credit facility as at December 31, 2011 are summarized below.

Senior Notes

On July 25, 2006, our parent, Virgin Media Finance PLC, issued $550 million U.S. dollar denominated 9.125% senior notes due 2016 to repay in part an alternative senior bridge facility whose proceeds had been loaned to us for the acquisition of Telewest UK Limited. All senior notes have been guaranteed by us pursuant to a senior subordinated guarantee. The terms of our senior notes and loan notes due to Virgin Media Finance PLC and loan notes due to Virgin Media (UK) Group Inc are summarized below.

•	9.50% Senior Notes due August 15, 2016—The principal amount at maturity is $1,350 million and €180 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2010.

•	6.50% Senior Secured Notes due January 15, 2018—The principal amount at maturity is $1,000 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010

•	7.00% Senior Secured Notes due January 15, 2018—The principal amount at maturity is £875 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010

•	8.375% Senior Notes due October 15, 2019—The principal amount at maturity is $600 million. Interest is payable semi-annually on April 15, and October 15 commencing April 15, 2010.

•	8.875% Senior Notes due October 15, 2019—The principal amount at maturity is £350 million. Interest is payable semi-annually on April 15, and October 15 commencing April 15, 2010.

•	5.25% Senior Secured Notes due January 15, 2021—The principal amount at maturity is $500 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

•	5.50% Senior Secured Notes due January 15, 2021—The principal amount at maturity is £650 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Long Term Debt (continued)

On July 26, 2011, we redeemed in full the outstanding balance of our $550 million 9.125% senior notes due 2016 using £355.8 million of cash from our balance sheet as part of Virgin Media Inc.’s 2010 capital structure optimization program. We recognized a loss on extinguishment of £15.5 million as a result of this redemption.

Senior Credit Facility

The principal amount outstanding under our senior credit facility at December 31, 2011 was £750.0 million. Our senior credit facility comprises a term facility denominated in pounds sterling, £750.0 million, and a revolving facility of £450.0 million. At December 31, 2011, £750.0 million of the term facility had been drawn and £5.8 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

The term credit facility bears interest at LIBOR, plus a margin currently ranging from 1.625% to 2.125% based on leverage ratios. The margins on the revolving credit facility range from 1.325% to 1.825% based on leverage ratios. Interest is payable at least semi-annually. The term credit facility and the revolving credit facility are repayable in full on their maturity dates, which are June 30, 2015.

On February 15, 2011, we amended our senior credit facility to increase operational flexibility including, among other things, changing the required level of total net leverage ratio, increasing certain financial indebtedness baskets, and eliminating certain restrictions on the use of proceeds of secured indebtedness. This amendment served to modify the amortization schedule by extending £192.5 million of our June 30, 2014 scheduled amortization payment to June 30, 2015.

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

The facility is secured through a guarantee from Virgin Media Finance. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of VMIH, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2011, we were in compliance with these covenants.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6—Long Term Debt (continued)

The agreements governing the senior secured notes and the senior credit facility significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends at certain levels of leverage, or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	create liens;

•	enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•	merge or consolidate or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

Long term debt repayments, excluding capital leases as of December 31, 2011, are due as follows (in millions):

Year ending December 31:
2012	£64.6
2013	0.1
2014	0.0
2015	750.0
2016	1,018.5
Thereafter	3,660.8

Total debt payments	£5,494.0

Note 7—Fair Value Measurements

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

Note 7—Fair Value Measurements (continued)

In estimating the fair value of our other financial instruments, we used the following methods and assumptions:

Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 8.

Long term debt: The fair values of our senior notes and senior secured notes are based on the quoted market prices in active markets and incorporate non-performance risk. The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £45.7 million and £77.9 million, respectively, as a result of our application of fair value hedge accounting to these instruments.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.125% U.S. dollar senior notes due 2016	£0.0	£0.0	£352.6	£380.3
6.50% U.S. dollar senior notes due 2016	0.0	0.0	176.7	346.8
9.50% U.S. dollar senior notes due 2016	849.2	966.4	843.2	990.5
9.50% euro senior notes due 2016	145.3	170.1	148.5	182.1
8.375% U.S. dollar senior notes due 2019	380.6	416.9	378.8	421.5
8.875% sterling senior notes due 2019	345.2	378.9	344.8	397.7
6.50% U.S. dollar senior secured notes due 2018	635.4	663.5	632.3	677.5
7.00% sterling senior secured notes due 2018	864.5	923.1	863.1	925.3
5.25% U.S. dollar senior secured notes due 2021	353.1	321.8	0.0	0.0
5.50% sterling senior secured notes due 2021	722.4	640.3	0.0	0.0
Floating rate senior loan note due 2012	64.3	64.3	64.1	64.1
Other notes due to affiliates	435.0	435.0	437.7	437.7
Senior credit facility	750.0	750.0	1,675.0	1,672.5
Capital leases and other	258.3	258.3	246.7	246.7

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

At December 31, 2011 and 2010, we had approximately £282.0 million and £376.0 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Fair Value Measurements (continued)

Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business segment customers’ financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2011. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2011, based on market values, we had 82.0% of our derivative contracts with five financial institutions, each with more than 10% of our total exposure. At December 31, 2010, based on market values, we had 57% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure.

Note 8—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets and recognize certain changes in the fair value of derivative instruments in our consolidated statements of operations.

We have entered into cross-currency interest rate swaps to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable and fixed rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar and South African rand forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

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

In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and reclassify any amounts accumulated in other comprehensive income to the statement of operations. At least quarterly we perform both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains or losses on derivative instruments in the

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Derivative Financial Instruments and Hedging Activities (continued)

consolidated statements of operations. As a result of our effectiveness assessment at December 31, 2011, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations or market transactions in either the listed or over-the-counter markets and are adjusted for non-performance risk. Non-performance risk is based on quoted credit default spreads for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31, 2011	December 31, 2010
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.1	£0.0
Economic Hedge
Foreign currency forward rate contracts	1.6	0.8
Interest rate swaps	0.2	0.0
Cross-currency interest rate swaps	7.6	0.0

	£9.5	£0.8

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£78.0	£8.0
Cross-currency interest rate swaps	94.2	137.9
Economic Hedge
Interest rate swaps	3.1	3.9
Cross-currency interest rate swaps	34.3	52.9

	£209.6	£202.7

Included within current liabilities:
Economic Hedge
Interest rate swaps	£7.5	£0.0
Cross-currency interest rate swaps	9.2	13.3

	£16.7	£13.3

Included within non-current liabilities:
Accounting Hedge
Cross-currency interest rate swaps	£7.3	£10.3
Economic Hedge
Interest rate swaps	38.4	32.2
Cross-currency interest rate swaps	7.7	19.5

	£53.4	£62.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Derivative Financial Instruments and Hedging Activities (continued)

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

As of December 31, 2011, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes. We have also entered into cross-currency interest rate swap agreements to manage our exposure to changes in the fair vale of certain debt obligations.

The terms of our outstanding cross-currency interest rate swaps at December 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1,350m senior notes due 2016
August 2016	Accounting	$1,350.0	£836.0	9.50%	10.00%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month
					LIBOR + 1.94%

		$4,450.0	£2,640.3

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month	3 month
				EURIBOR + 2.38%	LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month	3 month
				EURIBOR + 2.88%	LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month	3 month
				LIBOR + 2.40%	EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month	3 month
				LIBOR + 2.90%	EURIBOR + 2.88%

		£68.5	€100.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Derivative Financial Instruments and Hedging Activities (continued)

All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contracts maturing in November 2016 hedging the $1,000 million senior notes due 2016.

On July 26, 2011 we settled the cross-currency interest rate swaps hedging the $550 million senior notes due 2016 and received cash of £65.5 million, which approximated the fair value of these swaps as of June 30, 2011. The proceeds received upon settlement are classified as a financing activity in the consolidated statement of cash flows.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of December 31, 2011, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at December 31, 2011 were as follows:

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

Note 8—Derivative Financial Instruments and Hedging Activities (continued)

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of December 31, 2011, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2011 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
January 2012 to June 2012	Accounting	ZAR 39.0	£3.0	12.8588
January 2012 to June 2012	Economic	$72.0	£44.7	1.6099

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts that are not designated as Accounting Hedges are recognized as operating activities in the consolidated statements of cash flows. If we discontinue hedge accounting for an instrument, subsequent cashflows are classified based on the nature of the instrument.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the consolidated statement of operations in the period in which they occur. During the years ended December 31, 2011, 2010 and 2009, we recognized £0.0 million, a gain of £0.5 million, and a loss of £0.6 million respectively, relating to ineffectiveness on our cash flow hedges.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the years ended December 31, 2011, 2010 and 2009 (in millions):

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£0.0	£(16.0)
Amounts recognized in other comprehensive income (loss)	(216.6)	(50.6)	(165.8)	(0.2)	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	6.5	2.0	4.5	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	90.6	0.0	90.6	0.0	0.0
Interest expense	23.9	24.1	(0.2)	0.0	0.0
Operating costs	0.2	0.0	0.0	0.2	0.0

Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£0.0	£(16.0)

Amounts recognized in other comprehensive income (loss)	104.3	8.0	95.8	0.5	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	0.0	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	(67.7)	0.0	(67.7)	0.0	0.0
Interest expense	(4.6)	0.0	(4.6)	0.0	0.0
Operating costs	(0.4)	0.0	0.0	(0.4)	0.0
Tax effect recognized	(17.9)	0.0	0.0	0.0	(17.9)

Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)

Amounts recognized in other comprehensive income (loss)	(24.2)	2.9	(27.1)	0.0	0.0
Amounts reclassified as a result of cash flow hedge discontinuance	(31.1)	(7.6)	(23.5)	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	6.3	0.0	6.3	0.0	0.0
Interest expense	2.5	0.0	2.5	0.0	0.0
Tax effect recognized	23.3	0.0	0.0	0.0	23.3

Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)

We reclassified gains of £31.1 million accumulated in other comprehensive income to gain (loss) on derivatives in the consolidated statement of operations for the year ended December 31, 2011 because we discontinued hedge accounting for the cross-currency interest rate swaps associated with the $550 million 9.125% senior notes due 2016 and two of the interest rate swaps associated with the senior credit facility. As a result of the recognition of these gains in the consolidated statement of operations, we reclassified tax expense of £23.3 million from other comprehensive income to income from continuing operations in the year ended December 31, 2011.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Derivative Financial Instruments and Hedging Activities (continued)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax losses that would be reclassified from other comprehensive income (loss) to earnings would be £0.0 million and £2.9 million relating to interest rate swaps and cross-currency interest rate swaps, respectively, and pre-tax gains of £0.1 million relating to forward foreign exchange contracts.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value accounting hedges, the gain or loss on the derivative is reported in earnings along with offsetting changes in the value of the hedged debt obligations due to changes in the hedged risks. In our consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the statement of operations in the period in which they occur. During the years ended December 31, 2011, 2010 and 2009 we recognized ineffectiveness totaling £3.7 million, £0.0 million and £0.0 million, respectively.

Note 9—Employee Benefit Plans

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

Employer Contributions

For the year ended December 31, 2011, we contributed £17.5 million to our pension plans. We anticipate contributing a total of £17.7 million to fund our pension plans in 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Employee Benefit Plans (continued)

Obligations and Funded Status

The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2011	2010
Benefit obligation at beginning of year	£390.0	£377.8
Service cost	1.7	1.6
Interest cost	21.1	21.4
Members’ contributions	0.3	0.3
Plan amendments	(3.1)	0.0
Actuarial loss	27.4	2.3
Benefits paid	(12.8)	(13.4)

Benefit obligation at end of year	£424.6	£390.0

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2011	2010
Fair value of plan assets at beginning of year	£351.0	£306.2
Actual return on plan assets	25.0	41.0
Employer contributions	17.5	16.9
Employee contributions	0.3	0.3
Benefits paid	(12.8)	(13.4)

Fair value of plan assets at end of year	£381.0	£351.0

The funded status as of December 31, 2011 and 2010 was as follows (in millions):

	Year ended December 31,
	2011	2010
Projected benefit obligation	£424.6	£390.0
Plan assets	381.0	351.0

Funded status	(43.6)	(39.0)

Non-current liability	£(43.6)	£(39.0)

As at December 31, 2011 and 2010, all pension plans had projected benefit obligations in excess of plan assets. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2011	2010
Accumulated benefit obligation	£335.3	£306.8
Fair value of plan assets	303.7	277.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Employee Benefit Plans (continued)

Amount Included in Other Comprehensive Income

The amount included in other comprehensive income for the years ended December 31, 2011 and 2010 consisted of (in millions):

	Year ended December 31,
	2011	2010
Actuarial loss (gain) recognized in other comprehensive income	£24.2	£(17.8)
Prior service credit recognized in other comprehensive income	(0.2)	0.0
Actuarial loss recognized in net periodic benefit cost	(3.4)	(3.6)

Amount included in other comprehensive income	£20.6	£(21.4)

The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2011 and 2010 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2011	2010
Net actuarial loss	£94.1	£73.4
Net prior year service (credit) cost	(0.1)	0.1

Amount included in accumulated other comprehensive income	£94.0	£73.5

We expect to recognize £5.0 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2012.

Net Periodic Benefit Costs

The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Service cost	£1.7	£1.6	£1.2
Interest cost	21.1	21.4	17.4
Expected return on plan assets	(21.9)	(20.8)	(18.3)
Plan amendment	(2.8)	0.0	0.0
Recognised actuarial loss	3.4	3.6	0.0

Total net periodic benefit cost	£1.5	£5.8	£0.3

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Employee Benefit Plans (continued)

Assumptions

The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2011	2010
Discount rate	4.80%	5.50%
Rate of compensation increase	3.50%	4.00%

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2011	2010	2009
Discount rate	5.50%	5.75%	5.75%
Expected long term rate of return on plan assets	6.31%	6.50%	5.92%
Rate of compensation increase	4.00%	4.00%	3.00%

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

Plan Assets

Our pension plan weighted-average asset allocations by asset category and by fair value hierarchy level at December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£125.4	£0.0	£0.0	£125.4
Government Bonds	142.7	0.0	0.0	142.7
Corporate Bonds	75.0	0.0	0.0	75.0
Real Estate	4.7	1.9	0.0	6.6
Hedge Funds	0.0	27.0	0.0	27.0
Cash	4.3	0.0	0.0	4.3

Total	£352.1	£28.9	£0.0	£381.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Employee Benefit Plans (continued)

	December 31, 2010
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£141.3	£0.0	£0.0	£141.3
Government Bonds	111.9	0.0	0.0	111.9
Corporate Bonds	60.9	0.0	0.0	60.9
Real Estate	4.5	0.7	0.0	5.2
Hedge Funds	0.0	28.5	0.0	28.5
Cash	3.2	0.0	0.0	3.2

Total	£321.8	£29.2	£0.0	£351.0

The substantial majority of plan assets are valued using quoted prices for the holding.

The trustees of the main defined benefit pension plan, which makes up approximately 80% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% fund of hedge funds, 3% property and 47% bonds and cash, at December 31, 2011. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however, rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

There were no directly owned shares of our common stock included in the equity securities at December 31, 2011 or 2010.

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2011 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2012	£13.9
2013	14.8
2014	15.9
2015	17.0
2016	18.1
Years 2017-2021	£111.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9—Employee Benefit Plans (continued)

Defined Contribution Pension Plans

Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £13.6 million, £14.0 million and £15.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 10—Restructuring and other charges

Restructuring and other charges in the year to December 31, 2011, 2010 and 2009 related primarily to employee termination and lease and contract exit costs in connection with the restructuring program initiated in 2008 as discussed below.

During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs. During the second quarter of 2010, we identified further savings through the expansion of the program and revised the estimated total costs and extended the completion date through the end of 2012. In total, we expect to incur operating expenditures of between £150 million to £170 million and capital expenditures of between £50 million to £60 million in connection with this plan over a four-year period. Cumulatively, we have incurred expenditures of approximately £187 million since the inception of the restructuring program that was initiated in 2008.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10—Restructuring and other charges (continued)

The following table summarizes, for the years ended December 31, 2011, 2010 and 2009, our historical restructuring accruals, which are comprised of restructuring accruals prior to 2006 and the restructuring accruals resulting from the acquisitions made by us during 2006, and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2008 Restructuring Accruals
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs	Total
Balance, December 31, 2008	£54.1	£1.9	£13.5	£69.5
Amendments offset against goodwill	(5.7)	0.0	0.0	(5.7)
Charged to expense	6.7	23.5	19.4	49.6
Revisions	(5.1)	(5.2)	(0.1)	(10.4)
Utilized	(10.8)	(18.5)	(17.8)	(47.1)

Balance, December 31, 2009	39.2	1.7	15.0	55.9
Amendments offset against goodwill	(0.3)	0.0	0.0	(0.3)
Charged to expense	3.0	7.6	30.7	41.3
Revisions	7.2	(0.8)	4.0	10.4
Utilized	(13.9)	(7.4)	(29.6)	(50.9)

Balance, December 31, 2010	35.2	1.1	20.1	56.4
Charged to expense	2.4	10.2	5.0	17.6
Revisions	(5.3)	(2.2)	(1.9)	(9.4)
Utilized	(14.0)	(7.1)	(8.6)	(29.7)

Balance, December 31, 2011	£18.3	£2.0	£14.6	£34.9

Note 11—Income Taxes

The (expense) benefit for income taxes consists of the following (in millions):

	Year ended December 31,
	2011	2010	2009
Current:
U.K. taxes	£5.1	£25.1	£4.9
U.S. taxes	(0.6)	(0.8)	0.0

Total current	4.5	24.3	4.9

Deferred:
U.K. taxes	(23.3)	23.8	0.0
U.S. taxes	3.2	79.8	(3.8)

Total deferred	(20.1)	103.6	(3.8)

Total	£(15.6)	£127.9	£1.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

The U.K. deferred income tax expense for the year ended December 31, 2011 related primarily to our discontinuance of hedge accounting for the swaps associated with the $550 million 9.125% senior notes that were prepaid during the year, which resulted in a reclassification of tax effects associated with gains on those swaps from accumulated other comprehensive income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceeding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2011	2010
Deferred tax liabilities:
Intangibles	£0.0	£31.5
Equity investments	0.0	83.0
Derivative instruments	0.0	6.7

Total deferred tax liabilities	0.0	121.2

Deferred tax assets:
Net operating losses	546.1	785.5
Capital losses	3,025.8	3,268.7
Depreciation and amortization	2,115.1	2,268.1
Accrued expenses	41.6	56.8
Derivative instruments	5.5	0.0
Employee benefits	23.5	19.9
Other	78.2	92.2

Total deferred tax assets	5,835.8	6,491.2

Valuation allowance for deferred tax assets	(5,835.8)	(6,373.2)

Net deferred tax assets	0.0	118.0

Net deferred tax liabilities	£0.0	£3.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2011, 2010 and 2009 (in millions):

	Year ended December 31,
	2011	2010	2009
Balance, January 1	£6,373.2	£6,607.6	£6,439.3
Effect of changes in U.K. tax rates	(473.5)	(237.3)	0.0
Reduction of valuation allowance due to gain on disposal of discontinued operations	0.0	(33.6)	0.0
(Decrease) increase in valuation allowance due to current year activity	(63.9)	36.5	168.3

Balance, December 31	£5,835.8	£6,373.2	£6,607.6

The change in tax rates relates to a reduction in the UK corporate income tax rate from 28% in 2010, to 26% with effect from 1 April 2011, and to 25% with effect from 1 April 2012. The deferred tax assets and liabilities presented for 2011 reflect the 25% rate. Further rate changes have been announced that are expected to reduce the UK corporate income tax rate in equal annual decrements of one percentage point to 23%, but these changes have not yet been enacted.

A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized. To the extent that a portion of the valuation allowance is reduced, the benefit will be recognized as a reduction of income tax expense.

At December 31, 2011, we had U.K. net operating loss carryforwards of £2.2 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the legal entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £477 million and expires between 2012 and 2028. Following the completion of a Section 382 study during 2011, we revised downward our estimate of U.S. net operating loss carryforwards available to these companies from £1.5 billion, which were severely limited under Section 382, to £477 million, which are not subject to limitation under Section 382. The U.S. net operating loss carryforwards that relate to dual resident companies are not included in the table above that presents significant components of our deferred tax assets. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate future U.K. taxable capital gain income from assets held by subsidiaries owned by the group prior to the merger with Telewest in 2006.

At December 31, 2011, we had fixed assets on which future U.K. tax deductions can be claimed of £12.5 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims. This rate will fall to 18% with effect from 1 April 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax (expense) benefit attributable to continuing operations is as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Benefit at U.K. statutory rate (2011: 26%, 2010: 28% and 2009: 28% )	£(54.2)	£72.0	£95.0
Add:
Permanent book-tax differences	(9.6)	(0.4)	(9.5)
Reduction in valuation allowance for US NOLs	3.2	79.8	0.0
Increase (decrease) in valuation allowance due to current year activity	68.9	(65.0)	(84.4)
U.K. tax benefit offsetting OCI tax expense	(23.9)	41.5	0.0

Benefit (provision) for income taxes	£(15.6)	£127.9	£1.1

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2011	2010	2009
Balance, January 1	£0.0	£0.0	£1.5
Additions based on tax positions related to the current year	0.0	0.0	0.0
Additions for tax provisions of prior years	0.3	0.0	0.0
Reductions for tax provisions of prior years	0.0	0.0	(1.5)
Reductions for lapse of applicable statute of limitation	0.0	0.0	0.0
Settlements	0.0	0.0	0.0

Balance, December 31	£0.3	£0.0	£0.0

The total amount of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 was £0.3 million, £0.0 million and £0.0 million respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The statute of limitations is open for the years 2010 to 2011 in the U.K., our major tax jurisdiction.

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

Note 12—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

We are wholly owned subsidiaries of Virgin Media. We charge Virgin Media and our other group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its group companies (in millions):

	Year ended December 31, 2011
	2011	2010	2009
Operating costs	£44.6	£39.8	£45.4
Selling, general and administrative expenses	35.4	44.8	45.1

	£80.0	£84.6	£90.5

The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Virgin Enterprises Limited

We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of the common stock of Virgin Media Inc. as a result of its acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2011, Virgin Entertainment Investment Holdings Limited beneficially owned 2.3% of the common stock of Virgin Media Inc. (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of the Board of Directors of Virgin Media Inc. and is a Director of Virgin Enterprises Limited.

We own and have the right to use registered trademarks, including the exclusive right to use the “Virgin” name and logo in connection with our corporate activities and in connection with the activities of our consumer business under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the “Virgin” name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. Our license agreement provides for an annual royalty of 0.25% of certain consumer revenues, subject to a minimum annual royalty of £8.5 million. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name “Virgin Media”, we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on Virgin Media Inc.’s Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to Virgin Media Inc.’s Board of Directors.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12—Related Party Transactions (continued)

During the years ended December 31, 2011, 2010 and 2009, respectively, we incurred expenses of £10.1 million, £10.1 million, and £9.0 million for charges in respect of brand licensing and promotion of which £5.0 million and £4.7 million was payable at December 31, 2011 and 2010, respectively.

Other Virgin Companies

As a licensee of the “Virgin” brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm’s length terms.

UKTV Joint Ventures

Through our wholly owned subsidiary, Flextech Broadband Limited, we owned a 50% equity investment in the UKTV joint venture companies until September 30, 2011, when the sale of UKTV was completed. We have therefore identified the UKTV joint venture companies as related parties to us for the period to September 30, 2011. We also carry the UKTV channels in our pay television packages available to our customers.

As at December 31, 2011 and 2010, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payables and receivables in respect of the UKTV joint ventures totaling £0.0 million and £359.2 million, respectively.

We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the years ended December 31, 2011, 2010 and 2009, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £24.4 million, £24.8 million and £24.3 million, respectively. These amounts are settled on a net basis at regular intervals.

During the years ended December 31, 2011, 2010 and 2009, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £34.0 million, £34.4 million and £21.1 million, respectively.

Note 13—Commitments and Contingent Liabilities

At December 31, 2011, we were committed to pay £1,416.5 million for equipment and services, exclusive of capital and operating leases. This amount includes £643.2 million for operations and maintenance contracts and other commitments from January 1, 2013 to 2025. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31,
2012	£626.7
2013	287.3
2014	157.7
2015	115.9
2016	78.6
Thereafter	150.3

£1,416.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13—Commitments and Contingent Liabilities (continued)

This table excludes £641.4 million of accounts payable and accrued liabilities as at December 31, 2011 which will be paid in 2012.

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

Our revenue generating activities are subject to Value Added Tax, or VAT. During the second quarter of 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the second quarter of 2011, and £77.6 million of which is included in interest income and other, net in the consolidated statement of operations for the year ended December 31, 2011.

Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £27.4 million as of December 31, 2011 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2012.

Our banks have provided guarantees in the form of stand by letters of credit on our behalf as part of our contractual obligations. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2012	£5.0
2013	0.0
2014	0.0
2015	0.9
2016	0.0
Thereafter	0.5

£6.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Industry Segments

VMIH and VMIL are not managed separately from Virgin Media and financial information is only prepared and reviewed by the chief operating decision maker (CODM) of Virgin Media, who is also the CODM of VMIH and VMIL, at the consolidated Virgin Media level. Virgin Media’s segments are based on its method of internal reporting along with criteria used by its chief executive officer, who is its CODM, to evaluate segment performance, the availability of separate financial information and overall materiality considerations. Virgin Media has two reporting segments, Consumer and Business, as described below.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Industry Segments (continued)

Segment information for the years ended December 31, 2011, 2010 and 2009 was as follows (in millions):

	Revenue	Segment Contribution
Year ended December 31, 2011
Consumer	£3,354.4	£1,991.5
Business	637.4	377.4

Subtotal	3,991.8	2,368.9

Companies not consolidated in VMIH and VMIL	(102.0)

Total	£3,889.8

Year ended December 31, 2010
Consumer	£3,279.0	£1,982.4
Business	596.8	342.8

Subtotal	3,875.8	2,325.2

Companies not consolidated in VMIH and VMIL	(102.1)

Total	£3,773.7

Year ended December 31, 2009
Consumer	£3,083.1	£1,841.9
Business	580.8	339.7

Subtotal	3,663.9	2,181.6

Companies not consolidated in VMIH and VMIL	(106.1)

Total	£3,557.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14—Industry Segments (continued)

The reconciliation of total segment contribution to our consolidated operating income and net income (loss) is as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Total segment contribution	£2,368.9	£2,325.2	£2,181.6
Other operating and corporate costs	778.7	815.0	832.7
Restructuring and other charges	8.4	53.0	40.4
Depreciation	923.2	987.7	928.7
Amortization	118.4	147.6	243.1
Goodwill and intangible asset impairment	0.0	0.0	4.7
Operating loss of subsidiaries not consolidated in either of the companies	(0.3)	(6.3)	(6.4)

Consolidated operating income	540.5	328.2	138.4
Other income (expense)
Interest expense(1)	(401.7)	(475.5)	(469.6)
Loss on extinguishment of debt	(28.9)	(70.0)	(54.5)
Share of income from equity investments	18.6	24.0	14.1
Loss on disposal of equity investments	(7.2)	0.0	0.0
Loss on derivative instruments	(7.4)	(48.2)	(114.5)
Foreign currency gains (losses)	1.7	(32.6)	131.3
Interest income and other, net(2)	88.9	16.9	15.5
Income tax (expense) benefit	(15.6)	127.9	1.1

Income (loss) from continuing operations	188.9	(129.3)	(338.2)
(Loss) income from discontinued operations, net of tax	(1.2)	27.8	(7.6)

Net income (loss)	£187.7	£(101.5)	£(345.8)

1)	Interest expense represents the total of interest expense and interest expense to group companies.
2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC
Date: February 21, 2012	By:	/S/ Neil A. Berkett

Neil A. Berkett
Chief Executive Officer

Date: February 21, 2012	By:	/S/ Eamonn O’Hare

Eamonn O’Hare
Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: February 21, 2012	By:	/S/ Neil A. Berkett

Neil A. Berkett
Chief Executive Officer

Date: February 21, 2012	By:	/S/ Eamonn O’Hare

Eamonn O’Hare
Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED
Date: February 21, 2012	By:	/S/ Neil A. Berkett

Neil A. Berkett
Chief Executive Officer

Date: February 21, 2012	By:	/S/ Eamonn O’Hare

Eamonn O’Hare
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIRGIN MEDIA INC

Name		Title	Date
By:	/S/ Neil A. Berkett Neil A. Berkett	Chief Executive Officer and Director (principal executive officer)	February 21, 2012

By:	/S/ Eamonn O’Hare Eamonn O’Hare	Chief Financial Officer and Director (principal financial officer)	February 21, 2012

By:	/S/ Robert C. Gale Robert C. Gale	Vice President—Controller (principal accounting officer)	February 21, 2012

By:	/S/ Charles Allen Charles Allen	Director	February 21, 2012

By:	/S/ Doreen A. Toben Doreen A. Toben	Director	February 21, 2012

By:	/S/ James A. Chiddix James A. Chiddix	Director	February 21, 2012

By:	/S/ Andrew Cole Andrew Cole	Director	February 21, 2012

By:	/S/ William R. Huff William R. Huff	Director	February 21, 2012

By:	/S/ Gordon D. McCallum Gordon D. McCallum	Director	February 21, 2012

By:	/S/ James F. Mooney James F. Mooney	Director	February 21, 2012

By:	/S/ John Rigsby John Rigsby	Director	February 21, 2012

By:	/S/ Steven J. Simmons Steven J. Simmons	Director	February 21, 2012

By:	/S/ George R. Zoffinger George R. Zoffinger	Director	February 21, 2012

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Name		Title	Date
By:	/S/ Neil A. Berkett Neil A. Berkett	Chief Executive Officer (principal executive officer)	February 21, 2012

By:	/S/ Eamonn O’Hare Eamonn O’Hare	Chief Financial Officer (principal accounting and financial officer)	February 21, 2012
By:	/S/ Robert C. Gale Robert C. Gale	Director	February 21, 2012

By:	/S/ Joanne Tilbrook Joanne Tilbrook	Director	February 21, 2012

VIRGIN MEDIA INVESTMENTS LIMITED

Name		Title	Date
By:	/S/ Neil A. Berkett Neil A. Berkett	Chief Executive Officer (principal executive officer)	February 21, 2012

By:	/S/ Eamonn O’Hare Eamonn O’Hare	Chief Financial Officer (principal accounting and financial officer)	February 21, 2012
By:	/S/ Robert C. Gale Robert C. Gale	Director	February 21, 2012

By:	/S/ Joanne Tilbrook Joanne Tilbrook	Director	February 21, 2012

EXHIBIT INDEX

3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.3	Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

3.4	Memorandum and Articles of Association of Virgin Media Investments Limited. (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.1	High Yield Intercreditor Deed, dated April 13, 2004, as amended and restated on December 30, 2009, among Virgin Media Finance PLC as Issuer, Virgin Media Investment Holdings Limited as Borrower and as High Yield Guarantor, Deutsche Bank AG, London Branch as Facility Agent, The Bank of New York Mellon as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

4.2	Group Intercreditor Deed, dated March 3, 2006, as amended and restated on January 8, 2010 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2010).

4.3	Barclays Intercreditor Agreement, dated March 3, 2006, between, among others, Yorkshire Cable Communications Limited, Sheffield Cable Communications Limited, Yorkshire Cable Properties Limited, Cable London Limited, Barclays Bank PLC and Deutsche Bank AG, London Branch as Security Trustee. (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

4.4	Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on January 10, 2003).

4.5	Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on September 26, 2003).

4.6	Registration Rights Agreement, dated June 24, 2004, among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).

4.7	Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 4.36 to Amendment No. 2 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 30, 2004).

4.8	Amendment No. 1, dated as of October 2, 2005, to the Rights Agreement, dated as of March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 3, 2005).

4.9	Amendment No. 2, dated as of March 3, 2006, to the Rights Agreement between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).

4.10	Amendment No. 3, dated as of October 27, 2010, to the Rights Agreement, dated as of March 25, 2004, between Virgin Media Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc., as filed with the Securities and Exchange Commission on October 27, 2010).

4.11	Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).

4.12	Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).

4.13	Indenture, dated as of June 3, 2009, among Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 3, 2009).

4.14	First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of June 3, 2009 (Incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

4.15	Indenture, dated as of November 9, 2009, among Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2009).

4.16	First Supplemental Indenture, dated as of December 30, 2009, among Virgin Media Finance PLC, the Guarantors (as defined in the Indenture), Virgin Media Investments Limited, and The Bank of New York Mellon as trustee, to the Indenture dated as of November 9, 2009. (Incorporated by reference to Exhibit 4.25 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

4.17	Indenture, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 20, 2010).

4.18	First Supplemental Indenture, dated as of April 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.19	Second Supplemental Indenture, dated as of May 17, 2010, among General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited, VM Sundial Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.20	Third Supplemental Indenture, dated as of June 10, 2010, among Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Wakefield Cable Communications Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.21	Fourth Supplemental Indenture, dated as of February 18, 2011, among VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee. (Incorporated by reference to Exhibit 4.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.22	Release of Note Guarantee, dated as of April 29, 2010, among Virgin Media Secured Finance PLC, Virgin Media Dover LLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.23	Release of Note Guarantee, dated as of June 10, 2010, among Virgin Media Secured Finance PLC, Virgin Media Television Rights Limited, Virgin Media Television Limited, Challenge TV, Bravo TV Limited, Living TV Limited, Trouble TV Limited and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.24	Release of Note Guarantee, dated as of September 20, 2010, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee. (Incorporated by reference to Exhibit 4.26 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.25	Release of Note Guarantee, dated as of February 15, 2011, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee. (Incorporated by reference to Exhibit 4.27 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.26	Release of Note Guarantee, dated as of February 18, 2011, among Virgin Media Secured Finance PLC, Telewest Communications Holdings Limited and The Bank of New York Mellon as trustee. (Incorporated by reference to Exhibit 4.28 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.27	Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 3, 2011).

4.28	Scottish Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon. (Incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.29	English Confirmation Deed, dated as of March 3, 2011, among Virgin Media Investment Holdings Limited, each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon. (Incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.30	Reaffirmation Agreement, dated as of March 3, 2011, among Virgin Media Inc., each of its subsidiaries listed on the signature pages thereto, Deutsche Bank AG, London Branch and The Bank of New York Mellon. (Incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.31	Composite Debenture dated June 29, 2010 made between the companies listed in schedule 1 thereto, the partnerships listed in schedule 2 thereto and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.11 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.32	Composite Debenture, dated as of February 18, 2011, made between VMWH Limited and Deutsche Bank AG, London Branch. (Incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

4.33	Blocked Account Charge dated February 9, 2010 and made between Virgin Media Investment Holdings Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.13 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.34	Charge dated April 15, 2010 over the shares of Virgin Media Investment Holdings Limited made between Virgin Media Finance PLC and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.35	Assignment of Loans dated April 15, 2010 made between Virgin Media Finance PLC and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.36	Composite Debenture dated April 15, 2010 made between Virgin Media SFA Finance Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.16 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.37	Composite Debenture dated June 10, 2010 made between Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Wakefield Cable Communications Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.19 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.38	Share Pledge dated January 19, 2010 and made between Virgin Media Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.22 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.39	Share Pledge dated January 19, 2010 and made between NTL Glasgow and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.23 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.40	Bond and Floating Charge dated January 19, 2010 and made between NTL Glasgow and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.27 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.41	Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Motherwell) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.31 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.42	Bond and Floating Charge dated January 19, 2010 and made between Telewest Communications (Dundee & Perth) Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.32 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.43	Security Agreement dated January 19, 2010 and made between Birmingham Cable Limited and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.33 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.44	Share Pledge Agreement dated January 19, 2010 and made between Virgin Media Investments Limited, Future Entertainment S.à r.l. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.47 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

4.45	Senior Facilities Agreement, dated March 16, 2010, as amended and restated on March 26, 2010, February 15, 2011 and May 27, 2011, among Virgin Media Inc. as Ultimate Parent, Virgin Media Finance PLC as Parent, Virgin Media Investment Holdings Limited, Virgin Media Limited, Virgin Media Wholesale Limited, VMIH Sub Limited and Virgin Media SFA Finance Limited as Original Borrowers, BNP Paribas London Branch, Deutsche Bank AG, London Branch, Crédit Agricole Corporate and Investment Bank, GE Corporate Finance Bank SAS, Goldman Sachs International, J.P. Morgan PLC, Lloyds TSB Corporate Markets, Merrill Lynch International, The Royal Bank of Scotland plc and UBS Limited as Bookrunners and Mandated Lead Arrangers, Deutsche Bank AG, London Branch as Facility Agent, Deutsche Bank AG, London Branch as Security Trustee and the financial and other institutions named in it as Lenders (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2011).

4.46	Additional Facility Accession Deed (Term Facility), dated as of May 20, 2011, among Deutsche Bank AG, London Branch as Facility Agent, the Additional Facility Lenders, Virgin Media Investment Holdings Limited, the Obligors’ Agent, and the Original Borrowers. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 23, 2011).

4.47	Additional Facility Accession Deed (Revolving Facility), dated May 20, 2011, among Deutsche Bank AG, London Branch as Facility Agent, the Additional Facility Lenders, Virgin Media Investment Holdings Limited, the Obligors’ Agent, and the Original Borrowers. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 23, 2011).

10.1	Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 8, 2004).

10.2	Form of Non Qualified Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

10.3	Form of Incentive Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

10.4	Virgin Media Inc. 2004 Stock Incentive Plan, formerly known as the Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 9, 2004).

10.5	Form of Telewest Global, Inc.’s Non Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Virgin Media Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005).

10.6	Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 6, 2005).

10.7	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission December 21, 2005).

10.8	Virgin Media Inc. 2006 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.9	Schedule to the Virgin Media Inc. 2006 Stock Incentive Plan relating to the Company Share Option Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.10	Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.11	Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.12	Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.13	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.14	Description of the 2009-2011 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.15	Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).

10.16	Form of Non-qualified Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).

10.17	Form of Incentive Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 16, 2009).

10.18	Form of Amended Non-Qualified Stock Option Notice relating to the 2009-2011 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.19	Letter Agreement, dated October 18, 2010, between Virgin Media Inc. and Mr. William Huff regarding amendment to Non-Qualified Stock Option Notices. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.20	Letter Agreement, dated October 18, 2010, between Virgin Media Inc. and Huff 2010 Asset Partners, LLC regarding transfer of options. (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.21	Description of the 2010-2012 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.22	Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.23	Form of Non-qualified Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.24	Form of Incentive Stock Option Notice used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.25	Form of Company Share Option Plan Option Certificate used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.26	Virgin Media Inc. 2010 Stock Incentive Plan (Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 29, 2010).

10.27	Schedule B to the Virgin Media Inc. 2010 Stock Incentive Plan – Joint Stock Ownership Plan. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.28	Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.29	Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.30	Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.31	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.32	Description of the 2011-2013 Virgin Media Inc. Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.33	Joint Share Ownership Plan (JSOP) Trust Agreement dated as of January 28, 2011 between Virgin Media Inc. as grantor and Christiana Trust, a division of Wilmington Savings Fund Society, as trustee. (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.34	Trustee Joint Share Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan dated as of January 28, 2011 between Virgin Media Inc. and Christiana Trust, a division of Wilmington Savings Fund Society. (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.35	Form of Employee Joint Ownership Agreement relating to the Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.36	Form of Restricted Stock Unit Agreement (JSOP Supplementary Award) used for grants made under the Virgin Media Inc. Joint Share Ownership Plan. (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.37	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.38	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.39	Form of Incentive Stock Option Notice used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.40	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.41		Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2011-2013 Long Term Incentive Plan and under the Joint Share Ownership Plan. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.42	*	Description of the 2012-2014 Virgin Media Inc. Long Term Incentive Plan.

10.43	*	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan.

10.44	*	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan.

10.45	*	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan.

10.46	*	Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan.

10.47		Description of Change in Treatment of Employer National Insurance with Respect to Stock Option Awards (Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 29, 2009).

10.48		Description of the Virgin Media Inc. 2011 Bonus Scheme. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.49	*	Description of the Virgin Media Inc. 2012 Bonus Scheme.

10.50		Virgin Media Sharesave Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2009).

10.51		Virgin Media Inc. Deferred Compensation Plan for Directors dated December 11, 2008 (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).

10.52		Service Agreement, dated as of July 3, 2009, between Virgin Media Limited and Neil A. Berkett (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

10.53		Amendment Letter, dated April 26, 2010, between Virgin Media Inc. and Neil A. Berkett, relating to the Service Agreement, dated as of July 3, 2009 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.54		Amendment Letter, dated December 8, 2010, between Virgin Media Inc. and Neil A. Berkett relating to the Service Agreement, dated as of July 3, 2009. (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.55		Restricted Stock Agreement, dated as of July 3, 2009, between Virgin Media Inc. and Neil Berkett (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

10.56		Service Agreement, dated as of September 16, 2009, between Virgin Media Limited and Eamonn O’Hare (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.57		Non-Qualified Stock Option Notice, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O’Hare (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.58	Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O’Hare (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.59	Restricted Stock Agreement, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O’Hare (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.60	Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.61	Amendment Letter, dated as of December 16, 2009, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.62	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron. (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

10.63	Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.64	Amendment Letter, dated as of December 15, 2009, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.65	Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery. (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

10.66	Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Robert Gale (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.67	Amendment Letter, dated June 28, 2010, between Virgin Media Limited and Robert Gale, relating to the Service Agreement, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.68	Consulting Agreement, dated as of the December 8, 2009, between Virgin Media Inc. and James Chiddix. (Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.69	Service Agreement dated as of December 21, 2010 between Virgin Media Limited and Scott G. Dresser. (Incorporated by reference to Exhibit 10.89 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.70	Form of Indemnity Agreement entered into with Directors and Executive Officers, as supplemented by Form of Amendment No. 1A and Form of Amendment 1B (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

10.71	Investment Agreement, dated as of April 13, 2006, between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.72	Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.73	Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).

10.74	Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.77	Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (Incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.78	Letter Agreement, dated as of April 3, 2006, between NTL Incorporated and Virgin Enterprises Limited relating to Virgin Enterprises Limited’s right to propose a candidate to serve on the NTL Incorporated board of directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.79	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc., as filed with the Securities and Exchange Commission on October 27, 2010).

10.80	Agreement dated August 12, 2011 between Flextech Broadband Limited and Virgin Media Investment Holdings Limited and Southbank Limited and Scripps Networks Interactive, Inc. relating to the sale and purchase of 50 per cent. of the issued ordinary share capital of each of UK Channel Management Limited, UK Gold Holdings Limited, UKTV New Ventures Limited and 7.3 per cent of the issued ordinary share capital of UK Programme Distribution Limited. (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 4, 2011).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for the registrant and the additional registrants. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of Ernst & Young LLP for Virgin Media Inc.

23.2*	Consent of Ernst & Young LLP for Virgin Media Investment Holdings Limited.

23.3*	Consent of Ernst & Young LLP for Virgin Media Investments Limited.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.