Form 10-Q
period 2012-03-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2012-05-08
CIK 1270400, 1322791, 1481423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, there were 277,766,072 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” in this Form 10-Q.

VIRGIN MEDIA INC.

FORM 10-Q

QUARTER ENDED March 31, 2012

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “think,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include the following:

•	We operate in highly competitive markets which may lead to a decrease in our revenue, increased costs, customer churn or a reduction in the rate of customer acquisition;

•	The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted;

•	Our fixed line telephony revenue is declining and unlikely to improve;

•

A failure in our network and information systems could significantly disrupt our operations, which could have a material adverse effect on those operations, our business, our results of operations and financial conditions;

•	Unauthorized access to our network resulting in piracy could result in a loss of revenue;

•	We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are sometimes reliant on them in a way which could economically disadvantage us;

•	The “Virgin” brand is not under our control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards us as a licensee;

•	Our inability to provide popular programming or to obtain it at a reasonable cost could potentially have a material adverse effect of the number of customers or reduce margins;

•	Adverse economic developments could reduce customer spending for our TV, broadband, and telephony services and could therefore have a material adverse effect on our revenue;

•	We are subject to currency and interest rate risks;

•	We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks;

•	Virgin Mobile relies on Everything Everywhere’s network to carry its communications traffic;

•	We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network;

•

We are subject to significant regulation, and changes in the U.K. and EU laws, regulations or governmental policy affecting the conduct of our business may have a material adverse effect on our ability to set prices, enter new markets or control our costs;

•

We may experience difficulties in providing our services efficiently to our customers whilst the London 2012 Olympic Games are taking place which may have a material adverse effect on our reputation and ability to retain our customers;

•

We have substantial indebtedness which may have a material adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations;

•	We may not be able to fund our debt service obligations in future; and

•	The covenants under our debt agreements place certain limitations on our ability to finance future operations and how we manage our business.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2011, or the 2011 Annual Report, as filed with the U.S. Securities and Exchange Commission, or SEC, on February 21, 2012. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited

VMIH is a company incorporated in England and Wales, with its registered office at Media House, Bartley Wood Business Park, Bartley Way, Hook, Hampshire, RG27 9UP, England. VMIH is a wholly-owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly-owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of the unsecured senior notes issued by Virgin Media Finance. VMIH’s guarantees of these notes are not deemed to be unconditional. Separate condensed financial statements for VMIH have been included in this quarterly report on Form 10-Q pursuant to the rules and regulations of the SEC. VMIH is also one of the guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC, or Virgin Media Secured Finance. VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media’s senior credit facility.

VMIL was formed on December 18, 2009, as a wholly-owned subsidiary of VMIH. On December 30, 2009, VMIL acceded as a senior subordinated guarantor of the unsecured senior notes issued by Virgin Media Finance, on the same terms as VMIH. As VMIL’s guarantees are not deemed to be unconditional, separate condensed financial statements for VMIL have been included in this quarterly report on Form 10-Q pursuant to the rules and regulations of the SEC. VMIL is also one of the guarantors of the senior secured notes issued by Virgin Media Secured Finance.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£141.1	£300.4
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £8.6 (2012) and £10.9 (2011)	425.3	435.4
Derivative financial instruments	7.6	9.5
Prepaid expenses and other current assets	92.7	97.0

Total current assets	668.6	844.2
Fixed assets, net	4,597.6	4,602.7
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Derivative financial instruments	313.8	347.9
Deferred financing costs, net of accumulated amortization of £51.1 (2012) and £44.0 (2011)	71.4	75.7
Other assets	51.1	50.8

Total assets	£7,720.0	£7,938.8

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£300.6	£304.4
Accrued expenses and other current liabilities	357.2	373.1
Derivative financial instruments	20.9	16.7
VAT and employee taxes payable	110.9	88.4
Interest payable	109.8	106.8
Deferred revenue	309.3	311.8
Current portion of long term debt	78.3	76.6

Total current liabilities	1,287.0	1,277.8
Long term debt, net of current portion	5,702.4	5,778.5
Derivative financial instruments	61.6	53.6
Deferred revenue and other long term liabilities	182.9	190.0

Total liabilities	7,233.9	7,299.9

Commitments and contingent liabilities

Shareholders’ equity
Common stock - $0.01 par value; authorized 1,000.0 (2012 and 2011) shares; issued and outstanding 277.7 (2012) and 286.7 (2011) shares	1.5	1.6
Additional paid-in capital	3,737.4	3,866.6
Accumulated other comprehensive income	34.9	30.0
Accumulated deficit	(3,287.7)	(3,259.3)

Total shareholders’ equity	486.1	638.9

Total liabilities and shareholders’ equity	£7,720.0	£7,938.8

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2012	2011
Revenue	£1,006.2	£982.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	416.9	411.1
Selling, general and administrative expenses	212.8	195.1
Restructuring and other charges	5.4	2.6
Depreciation	240.2	228.8
Amortization	0.0	34.1

	875.3	871.7

Operating income	130.9	110.6
Other income (expense)
Interest expense	(105.6)	(114.6)
Loss on extinguishment of debt	(58.6)	(18.1)
Share of income from equity investments	0.0	8.2
Gain on derivative instruments	44.5	28.0
Foreign currency (losses) gains	(4.4)	7.9
Interest income and other, net	0.3	1.7

Income from continuing operations before income taxes	7.1	23.7
Income tax expense	(0.1)	(19.2)

Income from continuing operations	7.0	4.5
Loss from discontinued operations, net of tax	0.0	(1.2)

Net income	£7.0	£3.3

Per share amounts
Income from continuing operations
Basic earnings per share	£0.02	£0.01

Diluted earnings per share	£0.02	£0.01

Net income
Basic earnings per share	£0.02	£0.01

Diluted earnings per share	£0.02	£0.01

Dividends per share (in U.S. dollars)	$0.04	$0.04

Total comprehensive income (loss)	£11.9	£(14.7)

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income	£7.0	£3.3
Loss from discontinued operations	0.0	1.2

Income from continuing operations	7.0	4.5
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	240.2	262.9
Non-cash interest	17.9	2.4
Share-based compensation	7.6	7.0
Loss on extinguishment of debt, net of cash prepayment premiums	10.5	18.1
Income from equity accounted investments, net of dividends received	0.0	(1.7)
Unrealized gains on derivative instruments, net of cash settlements	(46.5)	(30.1)
Foreign currency gains	(0.7)	(6.7)
Income taxes	1.4	20.9
Other	0.0	(0.1)
Changes in operating assets and liabilities, net of effect from business disposals	(25.3)	(5.6)

Net cash provided by operating activities	212.1	271.6

Investing activities:
Purchase of fixed and intangible assets	(184.1)	(163.3)
Proceeds from sale of fixed assets	0.9	0.7
Principal repayments on loans to equity investments	0.0	8.4
Acquisitions, net of cash acquired	(0.6)	0.0
Disposal of equity investments, net	(2.5)	0.0
Other	0.0	0.2

Net cash used in investing activities	(186.3)	(154.0)

Financing activities:
New borrowings, net of financing fees	315.9	937.7
Repurchase of common stock	(157.3)	(120.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	1.4
Principal payments on long term debt	(314.1)	(900.0)
Principal payments on capital leases	(21.3)	(15.5)
Proceeds from settlement of cross-currency interest rate swaps	2.3	0.0
Dividends paid	(7.0)	(8.0)

Net cash used in financing activities	(183.6)	(104.4)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(6.5)

Net cash used in discontinued operations	0.0	(6.5)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	(3.5)
(Decrease) increase in cash and cash equivalents	(159.3)	3.2
Cash and cash equivalents, beginning of period	300.4	479.5

Cash and cash equivalents, end of period	£141.1	£482.7

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£86.6	£112.4

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 21, 2012, or the 2011 Annual Report.

Note 2—Recent Accounting Guidance

We adopted new guidance regarding the presentation of comprehensive income on January 1, 2012 and have presented total comprehensive income in the condensed consolidated statements of comprehensive income for the current and prior periods.

We adopted new guidance regarding fair value measurement disclosure requirements on January 1, 2012 and applied it on a prospective basis. This guidance did not have a material impact on our financial statements.

Note 3—Long Term Debt

On March 13, 2012, our wholly owned subsidiary, Virgin Media Finance PLC issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC’s outstanding senior notes due 2016 and 2019. On March 28, 2012, we used the net proceeds from these new senior notes, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption, which represented the difference between the consideration paid to redeem $500 million of the 9.50% senior notes due 2016 and the carrying value of those notes, and the write-off of associated deferred finance costs.

If the trading price of our common stock exceeds 120% of the conversion price of the convertible senior notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was achieved in the three months ended March 31, 2012. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the condensed consolidated balance sheet as of March 31, 2012 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes).

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3—Long Term Debt (continued)

Long term debt repayments, excluding capital leases, as of March 31, 2012, were due as follows (in millions):

Year ending March 31:
2013	£0.3
2014	0.0
2015	0.0
2016	750.0
2017	1,304.9
Thereafter	3,498.0

Total debt payments	£5,553.2

On October 27, 2010, we entered into capped call option transactions, or conversion hedges, with certain counterparties relating to our $1.0 billion 6.50% convertible senior notes due 2016. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances, cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes. The conversion hedges also provide various mechanisms for settlement in our common stock and/or cash in certain circumstances, based primarily on the settlement method elected for the notes. These conversion hedges have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible senior notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million in respect of the conversion hedges. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.

The conversion hedges do not qualify for equity classification under U.S. GAAP as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was estimated to be £178.6 million as of March 31, 2012, has been included as a non-current derivative financial asset in the condensed consolidated balance sheets. Refer to note 4 for additional discussion of the fair value measurement of the conversion hedges.

Note 4—Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The types of inputs used to measure fair value are classified into the following hierarchy:

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

The tables below present our assets and liabilities measured at fair value as at March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy into which they fall (in millions):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£142.8	£0.0	£142.8
Conversion hedges	0.0	0.0	178.6	178.6

Total	£0.0	£142.8	£178.6	£321.4

Liabilities
Derivative financial instruments	£0.0	£82.5	£0.0	£82.5

Total	£0.0	£82.5	£0.0	£82.5

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£219.2	£0.0	£219.2
Conversion hedges	0.0	0.0	138.2	138.2

Total	£0.0	£219.2	£138.2	£357.4

Liabilities
Derivative financial instruments	£0.0	£70.3	£0.0	£70.3

Total	£0.0	£70.3	£0.0	£70.3

In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:

Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments such as, foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps. These contracts are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy.

The fair values of our derivative financial instruments are disclosed in note 5.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the condensed consolidated balance sheets. The conversion hedges may only be exercised by us upon maturity of the convertible senior notes. As of March 31, 2012, the fair value of these instruments was estimated to be £178.6 million using the Black-Scholes Merton valuation technique. The fair values of the conversion hedges are primarily impacted by our stock price on the measurement date and the expected volatility of our stock price, but are also impacted by the remaining duration of the options, the strike price ($19.22 per share) of the instrument, the cap price ($35.00 per share) of the instrument, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the March 31, 2012 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

March 31, 2012
Estimated fair value of conversion hedges as reported	£178.6

Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£222.1

Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£120.7

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Other impacts are not significant or are observable. We utilized expected volatility assumptions of 26% and 34% in the valuation of each component of the conversion hedges as of March 31, 2012. An increase in this input in isolation would generally result in a higher value of the conversion hedges while a decrease in this input would result in a lower value of the conversion hedges. Non-performance risk is based on quoted credit default swaps for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £19.6 million and £16.5 million as of March 31, 2012 and 2011, respectively.

The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Balance at December 31, 2011	£138.2
Unrealized gain included in gain on derivative instruments	45.3
Unrealized currency translation adjustment included in other comprehensive income	(4.9)

Balance at March 31, 2012	£178.6

Future changes in fair values of the conversion hedges will be reported as gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

Long term debt: The carrying value of our senior credit facility approximates its fair value. The fair values of our senior notes, convertible senior notes and senior secured notes in the following table are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within level 1 in the fair value hierarchy.

The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £34.2 million and £72.0 million at March 31, 2012, and £45.7 million and £77.9 million at December 31, 2011, respectively, as a result of our application of fair value hedge accounting to these instruments.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.5% U.S. dollar convertible senior notes due 2016	£538.4	£930.9	£551.1	£869.1
9.50% U.S. dollar senior notes due 2016	519.4	607.0	849.2	966.4
9.50% euro senior notes due 2016	145.4	169.7	145.3	170.1
8.375% U.S. dollar senior notes due 2019	369.5	424.3	380.6	416.9
8.875% sterling senior notes due 2019	345.3	388.5	345.2	378.9
5.25% U.S. dollar senior notes due 2022	312.1	313.8	0.0	0.0
6.50% U.S. dollar senior secured notes due 2018	616.9	688.4	635.4	663.5
7.00% sterling senior secured notes due 2018	864.7	935.2	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	341.7	333.9	353.1	321.8
5.50% sterling senior secured notes due 2021	716.7	695.5	722.4	640.3

Note 5—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

Our operations are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets and certain changes in the fair value of derivative instruments in our condensed consolidated statements of comprehensive income.

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, the derivative is treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative or trading purposes.

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

We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at March 31, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swap spreads for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

Refer to note 4 for a discussion of the conversion hedges.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2012	December 31, 2011
Included within current assets:
Accounting Hedges
Foreign currency forward rate contracts	£0.1	£0.1
Economic Hedges
Foreign currency forward rate contracts	0.1	1.6
Interest rate swaps	0.3	0.2
Cross-currency interest rate swaps	7.1	7.6

	£7.6	£9.5

Included within non-current assets:
Accounting Hedges
Interest rate swaps	£72.4	£78.0
Cross-currency interest rate swaps	33.0	94.3
Economic Hedges
Interest rate swaps	2.7	3.1
Cross-currency interest rate swaps	27.1	34.3
Conversion hedges	178.6	138.2

	£313.8	£347.9

Included within current liabilities:
Economic Hedges
Interest rate swaps	£12.2	£7.5
Cross-currency interest rate swaps	8.7	9.2

	£20.9	£16.7

Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£23.6	£7.3
Economic Hedges
Foreign currency forward rate contracts	0.8	0.0
Interest rate swaps	30.3	38.4
Cross-currency interest rate swaps	6.9	7.9

	£61.6	£53.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

During the three months ended March 31, 2012, we terminated the cross-currency interest rate swaps on the $500 million 9.50% senior notes due 2016 that were redeemed in the quarter. We also entered into new cross-currency interest rate swaps to mitigate the foreign exchange rate risk associated with the $500 million 5.25% senior notes due 2022.

As of March 31, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at March 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$850m senior notes due 2016
August 2016	Accounting	$850.0	£526.7	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	500.0	313.6	5.25%	5.80%

		$4,450.0	£2,644.7

€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of March 31, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at March 31, 2012 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of March 31, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty		Notional amount due to counterparty	Weighted average exchange rate
		(in millions)		(in millions)
Committed and forecasted purchases
April 2012 to June 2012	Accounting	ZAR	19.5	£1.5	12.9234
April 2012 to December 2012	Economic		$108.0	£68.1	1.5862

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

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of comprehensive income in the period in which they occur. During the three months ended March 31, 2012 and 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three months ended March 31, 2012 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	(66.4)	0.0	(66.4)	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	60.4	0.0	60.4	0.0	0.0
Interest expense	1.4	0.0	1.4	0.0	0.0

Balance at March 31, 2012	£(37.0)	£3.3	£(29.8)	£0.1	£(10.6)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be income of £0.1 million relating to interest rate swaps, losses of £7.8 million relating to cross-currency interest rate swaps, and income of £0.1 million relating to forward foreign exchange contracts.

During the three months ended March 31, 2012, we recognized gains on derivative instruments of £45.5 million relating to derivative instruments that were not designated or qualifying cash flow hedges.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify in fair value Accounting Hedge relationships, the gain or loss on the derivative is reported in earnings along with offsetting changes in the value of the hedged debt obligations due to changes in the hedged risks. In our condensed consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our condensed consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statements of comprehensive income in the period in which they occur. During the three months ended March 31, 2012 and 2011, we recognized ineffectiveness totaling £1.7 million and £1.8 million, respectively.

Note 6—Shareholders’ Equity and Share Based Compensation

On July 27, 2011, we announced a second phase capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our second phase capital structure optimization program consists of the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies to a subsidiary of Scripps Network Interactive Inc. Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.

During the three months ended March 31, 2012, we entered into a capped Accelerated Stock Repurchase (ASR) to purchase $250.0 million (£157.3 million) of our common stock. We received 10.2 million shares of common stock during the quarter at an average purchase price per share of $24.58. The shares of common stock so acquired were held in treasury as of March 31, 2012 and cancelled in April 2012.

During the three months ended March 31, 2011, we repurchased 7.2 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $27.10 ($194.4 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with this program were cancelled.

Total share based compensation expense included within selling, general and administrative expenses in the condensed consolidated statements of comprehensive income was £7.6 million and £7.0 million for the three months ended March 31, 2012 and 2011, respectively.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 7—Income Per Common Share

Basic net income per common share is computed by dividing the net income for the three months ended March 31, 2012 and 2011 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow and restricted stock units, and the if-converted method for shares potentially issuable under our convertible senior notes.

The weighted average number of shares outstanding for the three months ended March 31, 2012 and 2011 is computed as follows (in millions):

	Three months ended March 31,
	2012	2011
Number of shares outstanding at start of period	286.4	321.3
Issue of common stock (weighted average number outstanding during the period)	0.5	0.9
Purchase of treasury shares (weighted average)	(4.6)	(1.7)

Weighted average number of shares outstanding	282.3	320.5

The following table sets forth the components of basic and diluted income (loss) per common share (in millions):

	Three months ended March 31,
	2012	2011
Numerator for basic income per common share from continuing operations	£7.0	£4.5
Interest on senior convertible notes, net of tax	0.0	0.0

Numerator for diluted income per common share from continuing operations	£7.0	£4.5

Weighted average number of shares:

Denominator for basic income per common share	282.3	320.5
Effect of dilutive securities:
Share based awards to employees	4.5	6.5
Shares issuable under senior convertible notes	0.0	0.0

Denominator for diluted income per common share	286.8	327.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 7—Income Per Common Share (continued)

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income (loss) per common shares (in millions):

	Three months ended March 31,
	2012	2011
Stock options	4.1	2.1
Sharesave options	0.0	0.0
Restricted stock held in escrow	0.6	0.6
Restricted stock units	3.2	4.5
Shares issuable under convertible senior notes	52.0	52.0

In the three months ended March 31, 2012, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because generally their exercise prices exceeded our average share price during the calculation period.

In the three months ended March 31, 2012, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of March 31, 2012.

In the three months ended March 31, 2012, the common shares issuable under our convertible notes have been excluded from the calculation of the diluted weighted average number of shares because the effect of their inclusion would be anti-dilutive based on the application of the if-converted method, which assumes that interest charges applicable to the convertible notes, net of the income tax effect, are added to income (loss) for the period and that the common shares issuable upon conversion of the convertible notes are added to the number of weighted average shares outstanding.

Stock Option Grants

All options outstanding under our stock incentive plans have a ten year term and vest and become fully exercisable within five years of continued employment. We have historically issued new shares upon exercise of the options and expect to continue to do so. For performance-based option grants, the performance objectives are based upon both quantitative and qualitative objectives, including earnings and stock price performance, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.

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

(unaudited)

Note 7—Income Per Common Share (continued)

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 8—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended March 31,
	2012	2011
Net income for period	£7.0	£3.3
Currency translation adjustment	9.5	0.1
Net unrealized losses on derivatives, net of tax	(66.4)	(57.0)
Reclassification of derivative losses to net income, net of tax	61.8	38.9

	£11.9	£(14.7)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2012	December 31, 2011
Foreign currency translation	£159.4	£149.9
Pension liability adjustment	(87.5)	(87.5)
Net unrealized losses on derivatives	(37.0)	(32.4)

	£34.9	£30.0

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

Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £28.6 million as of March 31, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in late 2012.

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

Segment information for the three month periods ended March 31, 2012 and 2011 was as follows (in millions):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£835.8	£170.4	£1,006.2	£823.2	£159.1	£982.3
Segment contribution	£486.7	£91.2	£577.9	£485.0	£92.6	£577.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 10—Industry Segments (continued)

The reconciliation of total segment contribution to consolidated operating income and net income is as follows (in millions):

	Three months ended March 31,
	2012	2011
Total segment contribution	£577.9	£577.6
Other operating and corporate costs	201.4	201.5
Restructuring and other charges	5.4	2.6
Depreciation	240.2	228.8
Amortization	0.0	34.1

Consolidated operating income	130.9	110.6
Other income (expense)
Interest expense	(105.6)	(114.6)
Loss on extinguishment of debt	(58.6)	(18.1)
Share of income from equity investments	0.0	8.2
Gain on derivative instruments	44.5	28.0
Foreign currency (losses) gains	(4.4)	7.9
Interest income and other, net	0.3	1.7
Income tax expense	(0.1)	(19.2)

Income from continuing operations	7.0	4.5
Loss from discontinued operations, net of tax	0.0	(1.2)

Net income	£7.0	£3.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 as required by Rule 3-10(d) of Regulation S-X.

Virgin Media Finance is the issuer of the following senior notes:

•	$850 million aggregate principal amount of 9.50% senior notes due 2016

•	€180 million aggregate principal amount of 9.50% senior notes due 2016

•	$600 million aggregate principal amount of 8.375% senior notes due 2019

•	£350 million aggregate principal amount of 8.875% senior notes due 2019

•	$500 million aggregate principal amount of 5.25% senior notes due 2022

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

	March 31, 2012
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£20.3	£1.9	£0.5	£0.0	£0.0	£118.4	£0.0	£141.1
Restricted cash	0.0	0.0	0.0	0.0	0.0	1.9	0.0	1.9
Other current assets	1.2	0.0	0.0	8.1	0.0	516.3	0.0	525.6

Total current assets	21.5	1.9	0.5	8.1	0.0	636.6	0.0	668.6

Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,597.6	0.0	4,597.6
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,032.5	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	841.8	265.5	(871.3)	1,581.6	2,303.6	(2,527.0)	(1,594.2)	0.0
Other assets, net	185.6	21.9	1.1	134.4	0.0	93.3	0.0	436.3

Total assets	£1,048.9	£289.3	£(884.7)	£1,724.1	£2,303.6	£4,833.0	£(1,594.2)	£7,720.0

Current liabilities	£24.2	£39.0	£2.8	£97.4	£0.0	£2,040.6	£(917.0)	£1,287.0

Long-term debt, net of current portion	538.4	1,691.6	0.0	0.0	0.0	3,472.4	0.0	5,702.4
Other long-term liabilities	0.2	0.0	0.1	54.6	0.0	189.6	0.0	244.5
Shareholders’ equity (deficit)	486.1	(1,441.3)	(887.6)	1,572.1	2,303.6	(869.6)	(677.2)	486.1

Total liabilities and shareholders’ equity (deficit)	£1,048.9	£289.3	£(884.7)	£1,724.1	£2,303.6	£4,833.0	£(1,594.2)	£7,720.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2012
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,006.2	£0.0	£1,006.2
Operating costs	0.0	0.0	0.0	0.0	0.0	(416.9)	0.0	(416.9)
Selling, general and administrative expenses	(3.8)	0.0	0.0	0.0	0.0	(209.0)	0.0	(212.8)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(5.4)	0.0	(5.4)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(240.2)	0.0	(240.2)

Operating income (loss)	(3.8)	0.0	0.0	0.0	0.0	134.7	0.0	130.9

Interest expense	(25.5)	(43.7)	(2.7)	(91.6)	0.0	(249.9)	307.8	(105.6)
Loss on extinguishment of debt	0.0	(58.6)	0.0	0.0	0.0	0.0	0.0	(58.6)
Gain (loss) on derivative instruments	50.6	0.0	0.0	(6.1)	0.0	0.0	0.0	44.5
Foreign currency (losses) gains	(0.3)	(7.3)	(0.1)	(19.4)	0.0	4.4	18.3	(4.4)
Interest income and other, net	0.0	47.2	3.9	50.1	0.0	206.9	(307.8)	0.3
Income tax expense	0.0	0.0	0.0	0.0	0.0	(0.1)	0.0	(0.1)

Income (loss) from continuing operations	21.0	(62.4)	1.1	(67.0)	0.0	96.0	18.3	7.0
Equity in net income (loss) of subsidiaries	(14.0)	42.5	(15.1)	91.1	90.6	0.0	(195.1)	0.0

Net income (loss)	£7.0	£(19.9)	£(14.0)	£24.1	£90.6	£96.0	£(176.8)	£7.0

Total comprehensive income (loss)	£33.3	£(19.9)	£(12.5)	£19.5	£90.6	£96.0	£(195.1)	£11.9

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2011
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£982.3	£0.0	£982.3
Operating costs	0.0	0.0	0.0	0.0	0.0	(411.1)	0.0	(411.1)
Selling, general and administrative expenses	(3.8)	0.0	0.0	0.0	0.0	(191.3)	0.0	(195.1)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(2.6)	0.0	(2.6)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(262.9)	0.0	(262.9)

Operating income (loss)	(3.8)	0.0	0.0	0.0	0.0	114.4	0.0	110.6

Interest expense	(14.7)	(48.5)	(12.5)	(99.9)	0.0	(256.0)	317.0	(114.6)
Loss on extinguishment of debt	0.0	0.0	0.0	(18.1)	0.0	0.0	0.0	(18.1)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	8.2	0.0	8.2
Gain on derivative instruments	10.3	0.0	0.0	17.7	0.0	0.0	0.0	28.0
Foreign currency gains	0.2	0.0	0.8	1.3	0.0	5.6	0.0	7.9
Interest income and other, net	2.8	49.1	13.6	41.1	0.0	212.1	(317.0)	1.7
Income tax (expense) benefit	0.0	0.0	0.0	(23.3)	0.0	4.1	0.0	(19.2)

Income (loss) from continuing operations	(5.2)	0.6	1.9	(81.2)	0.0	88.4	0.0	4.5
Loss on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	8.5	(0.5)	6.6	80.7	109.8	0.0	(205.1)	0.0

Net income	£3.3	£0.1	£8.5	£(0.5)	£109.8	£87.2	£(205.1)	£3.3

Total comprehensive income (loss)	£4.1	£0.1	£9.7	£(41.9)	£109.8	£110.5	£(207.0)	£(14.7)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31,2012
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(10.9)	£(51.0)	£(1.2)	£(67.9)	£0.0	£343.1	£0.0	£212.1

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(184.1)	0.0	(184.1)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	0.9	0.0	0.9
Principal drawdowns (repayments) on loans to group companies	182.9	49.0	1.4	65.5	0.0	(298.8)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	0.0	0.0	(0.6)	0.0	(0.6)
Disposal of equity investments, net	0.0	0.0	0.0	0.0	0.0	(2.5)	0.0	(2.5)

Net cash (used in) provided by investing activities	182.9	49.0	1.4	65.5	0.0	(485.1)	0.0	(186.3)

Financing activities:
New borrowings, net of financing fees	0.0	316.0	0.0	0.0	0.0	(0.1)	0.0	315.9
Repurchase of common stock	(157.3)	0.0	0.0	0.0	0.0	0.0	0.0	(157.3)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	0.0	0.0	0.0	0.0	0.0	0.0	(2.1)
Principal payments on long term debt and capital leases	0.0	(314.0)	0.0	0.0	0.0	(21.4)	0.0	(335.4)
Proceeds from settlement of cross currency swaps	0.0	0.0	0.0	2.3	0.0	0.0	0.0	2.3
Dividends paid	(7.0)	0.0	0.0	0.0	0.0	0.0	0.0	(7.0)

Net cash (used in) provided by financing activities	(166.4)	2.0	0.0	2.3	0.0	(21.5)	0.0	(183.6)

Effect of exchange rates on cash and cash equivalents	(1.5)	0.0	0.0	0.0	0.0	0.0	0.0	(1.5)

(Decrease) increase in cash and cash equivalents	4.1	0.0	0.2	(0.1)	0.0	(163.5)	0.0	(159.3)
Cash and cash equivalents at beginning of period	16.2	1.9	0.3	0.1	0.0	281.9	0.0	300.4

Cash and cash equivalents at end of period	£20.3	£1.9	£0.5	£0.0	£0.0	£118.4	£0.0	£141.1

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31,2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(2.3)	£(34.4)	£(0.1)	£(66.2)	£0.0	£374.6	£0.0	£271.6

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(163.3)	0.0	(163.3)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	0.7	0.0	0.7
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	8.4	0.0	8.4
Principal drawdowns (repayments) on loans to group companies	76.7	33.6	(0.3)	66.6	0.0	(176.6)	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.2	0.0	0.2

Net cash (used in) provided by investing activities	76.7	33.6	(0.3)	66.6	0.0	(330.6)	0.0	(154.0)

Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(4.4)	0.0	942.1	0.0	937.7
Repurchase of common stock	(120.0)	0.0	0.0	0.0	0.0	0.0	0.0	(120.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	1.4	0.0	0.0	0.0	0.0	0.0	0.0	1.4
Principal payments on long term debt and capital leases	0.0	0.0	0.0	0.0	0.0	(915.5)	0.0	(915.5)
Dividends paid	(8.0)	0.0	0.0	0.0	0.0	0.0	0.0	(8.0)

Net cash (used in) provided by financing activities	(126.6)	0.0	0.0	(4.4)	0.0	26.6	0.0	(104.4)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(6.5)	0.0	(6.5)

Net cash used in
discontinued operations	0.0	0.0	0.0	0.0	0.0	(6.5)	0.0	(6.5)

Effect of exchange rates on cash and cash equivalents	(3.5)	0.0	0.0	0.0	0.0	0.0	0.0	(3.5)

Increase in cash and cash equivalents	(55.7)	(0.8)	(0.4)	(4.0)	0.0	64.1	0.0	3.2
Cash and cash equivalents at beginning of period	101.3	1.8	0.4	4.5	0.0	371.5	0.0	479.5

Cash and cash equivalents at end of period	£45.6	£1.0	£0.0	£0.5	£0.0	£435.6	£0.0	£482.7

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021

	March 31, 2012
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£20.3	£0.0	£116.9	£3.9	£0.0	£141.1
Restricted cash	0.0	0.0	1.0	0.9	0.0	£1.9
Other current assets	1.2	0.0	524.3	0.1	0.0	525.6

Total current assets	21.5	0.0	642.2	4.9	0.0	668.6

Fixed assets, net	0.0	0.0	3,990.6	607.0	0.0	4,597.6
Goodwill and intangible assets, net	0.0	0.0	1,869.2	148.3	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	841.8	2,556.4	(1,265.2)	1,388.3	(3,521.3)	0.0
Other assets, net	185.6	27.8	221.8	1.1	0.0	436.3

Total assets	£1,048.9	£2,584.2	£5,458.6	£2,149.6	£(3,521.3)	£7,720.0

Current liabilities	£24.2	£41.1	£1,480.8	£657.9	£(917.0)	£1,287.0
Long term debt, net of current portion	538.4	2,540.1	2,623.9	0.0	0.0	5,702.4
Other long term liabilities	0.2	0.0	225.9	18.4	0.0	244.5
Shareholders’ equity (deficit)	486.1	3.0	1,128.0	1,473.3	(2,604.3)	486.1

Total liabilities and shareholders’ equity	£1,048.9	£2,584.2	£5,458.6	£2,149.6	£(3,521.3)	£7,720.0

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2012
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£947.2	£59.0	£0.0	£1,006.2
Operating costs	0.0	0.0	(398.6)	(18.3)	0.0	(416.9)
Selling, general and administrative expenses	(3.8)	0.0	(195.8)	(13.2)	0.0	(212.8)
Restructuring and other charges	0.0	0.0	(3.0)	(2.4)	0.0	(5.4)
Depreciation and amortization	0.0	0.0	(218.8)	(21.4)	0.0	(240.2)

Operating income (loss)	(3.8)	0.0	131.0	3.7	0.0	130.9

Interest expense	(25.5)	(40.8)	(254.1)	(100.6)	315.4	(105.6)
Loss on extinguishment of debt	0.0	0.0	(58.6)	0.0	0.0	(58.6)
Gain (loss) on derivative instruments	50.6	0.0	(6.1)	0.0	0.0	44.5
Foreign currency (losses) gains	(0.3)	0.0	(33.0)	10.6	18.3	(4.4)
Interest and other income, net	0.0	41.1	166.7	107.9	(315.4)	0.3
Income tax expense	0.0	0.0	(0.1)	0.0	0.0	(0.1)

Income (loss) from continuing operations	21.0	0.3	(54.2)	21.6	18.3	7.0
Equity in net income (loss) of subsidiaries	(14.0)	0.0	17.0	(35.6)	32.6	0.0

Net income (loss)	£7.0	£0.3	£(37.2)	£(14.0)	£50.9	£7.0

Total comprehensive income (loss)	£33.3	£0.3	£(37.2)	£(17.1)	£32.6	£11.9

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2011
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£868.6	£113.7	£0.0	£982.3
Operating costs	0.0	0.0	(343.8)	(67.3)	0.0	(411.1)
Selling, general and administrative expenses	(3.8)	0.0	(165.2)	(26.1)	0.0	(195.1)
Restructuring and other charges	0.0	0.0	(2.4)	(0.2)	0.0	(2.6)
Depreciation and amortization	0.0	0.0	(232.1)	(30.8)	0.0	(262.9)

Operating income (loss)	(3.8)	0.0	125.1	(10.7)	0.0	110.6

Interest expense	(14.7)	(34.0)	(263.8)	(119.1)	317.0	(114.6)
Loss on extinguishment of debt	0.0	0.0	(18.1)	0.0	0.0	(18.1)
Share of income from equity investments	0.0	0.0	0.0	8.2	0.0	8.2
Gain on derivative instruments	10.3	0.0	17.7	0.0	0.0	28.0
Foreign currency gains (losses)	0.2	0.0	(13.4)	21.1	0.0	7.9
Interest and other income, net	2.8	30.6	173.6	111.7	(317.0)	1.7
Income tax expense	0.0	0.0	(19.1)	(0.1)	0.0	(19.2)

Income (loss) from continuing operations	(5.2)	(3.4)	2.0	11.1	0.0	4.5
Loss on discontinued operations, net of tax	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	8.5	0.0	16.4	(1.4)	(23.5)	0.0

Net income (loss)	£3.3	£(3.4)	£18.4	£8.5	£(23.5)	£3.3

Total comprehensive income (loss)	£4.1	£(3.4)	£18.4	£(10.3)	£(23.5)	£(14.7)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2012
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(10.9)	£0.3	£214.2	£8.5	£0.0	£212.1

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(164.0)	(20.1)	0.0	(184.1)
Proceeds from sale of fixed assets	0.0	0.0	0.9	0.0	0.0	0.9
Principal drawdowns (repayments) on loans to group companies	182.9	(0.1)	(181.0)	(1.8)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	(0.6)	0.0	(0.6)
Disposal of equity investments, net	0.0	0.0	0.0	(2.5)	0.0	(2.5)

Net cash (used in) provided by investing activities	182.9	(0.1)	(344.1)	(25.0)	0.0	(186.3)

Financing activities:
New borrowings, net of financing fees	0.0	(0.2)	316.1	0.0	0.0	315.9
Repurchase of common stock	(157.3)	0.0	0.0	0.0	0.0	(157.3)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	0.0	0.0	0.0	0.0	(2.1)
Principal payments on long term debt and capital leases	0.0	0.0	(335.4)	0.0	0.0	(335.4)
Proceeds from settlement of cross currency swaps	0.0	0.0	2.3	0.0	0.0	2.3
Dividends paid	(7.0)	0.0	0.0	0.0	0.0	(7.0)

Net cash (used in) provided by financing activities	(166.4)	(0.2)	(17.0)	0.0	0.0	(183.6)

Effect of exchange rates on cash and cash equivalents	(1.5)	0.0	0.0	0.0	0.0	(1.5)
(Decrease) increase in cash and cash equivalents	4.1	0.0	(146.9)	(16.5)	0.0	(159.3)
Cash and cash equivalents at beginning of period	16.2	0.0	263.8	20.4	0.0	300.4

Cash and cash equivalents at end of period	£20.3	£0.0	£116.9	£3.9	£0.0	£141.1

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended March 31, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(2.3)	£(0.3)	£178.6	£95.6	£0.0	£271.6

Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(155.2)	(8.1)	0.0	(163.3)
Proceeds from sale of fixed assets	0.0	0.0	0.7	0.0	0.0	0.7
Principal repayments on loans to equity investments	0.0	0.0	0.0	8.4	0.0	8.4
Principal drawdowns (repayments) on loans to group companies	76.7	(941.8)	955.0	(89.9)	0.0	0.0
Other	0.0	0.0	0.0	0.2	0.0	0.2

Net cash (used in) provided by investing activities	76.7	(941.8)	800.5	(89.4)	0.0	(154.0)

Financing activities:
New borrowings, net of financing fees	0.0	942.1	(4.4)	0.0	0.0	937.7
Repurchase of common stock	(120.0)	0.0	0.0	0.0	0.0	(120.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	1.4	0.0	0.0	0.0	0.0	1.4
Principal payments on long term debt and capital leases	0.0	0.0	(915.5)	0.0	0.0	(915.5)
Dividends paid	(8.0)	0.0	0.0	0.0	0.0	(8.0)

Net cash (used in) provided by financing activities	(126.6)	942.1	(919.9)	0.0	0.0	(104.4)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(6.5)	0.0	(6.5)

Net cash used in discontinued operations	0.0	0.0	0.0	(6.5)	0.0	(6.5)

Effect of exchange rates on cash and cash equivalents	(3.5)	0.0	0.0	0.0	0.0	(3.5)
Increase (decrease) in cash and cash equivalents	(55.7)	0.0	59.2	(0.3)	0.0	3.2
Cash and cash equivalents at beginning of period	101.3	0.0	356.9	21.3	0.0	479.5

Cash and cash equivalents at end of period	£45.6	£0.0	£416.1	£21.0	£0.0	£482.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£118.4	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £8.6 (2012) and £10.9 (2011)	425.3	435.4
Derivative financial instruments	7.6	9.5
Prepaid expenses and other current assets	91.5	95.6

Total current assets	644.7	824.4
Fixed assets, net	4,499.0	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Derivative financial instruments	135.2	209.6
Deferred financing costs, net of accumulated amortization of £30.2 (2012) and £28.0 (2011)	42.5	44.5
Other assets	50.0	50.8
Due from group companies	1,441.3	1,223.2

Total assets	£8,839.3	£8,880.7

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£300.5	£304.3
Accrued expenses and other current liabilities	356.6	372.0
Derivative financial instruments	20.9	16.7
VAT and employee taxes payable	110.9	88.4
Interest payable	56.6	51.5
Interest payable to group companies	128.9	137.0
Deferred revenue	309.3	311.8
Current portion of long term debt	140.6	140.9

Total current liabilities	1,424.3	1,422.6
Long term debt, net of current portion	3,472.4	3,507.1
Long term debt due to group companies, net of current portion	2,126.6	2,155.3
Derivative financial instruments	61.6	53.4
Deferred revenue and other long term liabilities	182.5	190.0

Total liabilities	7,267.4	7,328.4

Commitments and contingent liabilities
Shareholder’s equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2012 and 2011); issued and outstanding 224,552 ordinary shares (2012 and 2011)	0.0	0.0
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(124.5)	(119.9)
Accumulated deficit	(2,674.9)	(2,699.1)

Total shareholder’s equity	1,571.9	1,552.3

Total liabilities and shareholder’s equity	£8,839.3	£8,880.7

See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in millions)

	Three months ended March 31,
	2012	2011
Revenue	£977.8	£957.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	406.1	401.6
Selling, general and administrative expenses	199.3	184.9
Restructuring and other charges	5.2	2.5
Depreciation	234.7	223.3
Amortization	0.0	34.1

	845.3	846.4

Operating income	132.5	110.9
Other income (expense)
Interest expense	(48.6)	(53.5)
Interest expense to group companies	(51.2)	(55.7)
Loss on extinguishment of debt	0.0	(18.1)
Share of income from equity investments	0.0	8.2
(Loss) gain on derivative instruments	(6.1)	17.7
Foreign currency (losses) gains	(14.9)	6.6
Interest income and other, net	0.3	1.6
Interest income from group companies	12.3	2.2

Income from continuing operations before income taxes	24.3	19.9
Income tax expense	(0.1)	(19.2)

Income from continuing operations	24.2	0.7
Loss from discontinued operations, net of tax	0.0	(1.2)

Net income (loss)	£24.2	£(0.5)

Total comprehensive income (loss)	£19.6	£(18.6)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income (loss)	£24.2	£(0.5)
Loss from discontinued operations	0.0	1.2

Income from continuing operations	24.2	0.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	234.7	257.4
Non-cash interest	12.4	(0.7)
Share-based compensation	6.6	6.5
Loss on extinguishment of debt, net of cash prepayment premiums	0.0	18.1
Income from equity accounted investments, net of dividends received	0.0	(1.7)
Unrealized gains on derivative instruments, net of cash settlements	(1.2)	(19.9)
Foreign currency gains	0.0	(6.3)
Income taxes	0.9	20.9
Other	0.0	(0.1)
Changes in operating assets and liabilities, net of effect from business disposals	(24.5)	9.4

Net cash provided by operating activities	253.1	284.3

Investing activities:
Purchase of fixed and intangible assets	(180.5)	(160.5)
Proceeds from sale of fixed assets	0.9	0.7
Principal repayments on loans to equity investments	0.0	8.4
Investments and loans from parent and subsidiary companies	(214.9)	(88.8)
Acquisitions, net of cash acquired	(0.6)	0.0
Disposal of equity investments, net	(2.5)	0.0
Other	0.0	0.2

Net cash used in investing activities	(397.6)	(240.0)

Financing activities:
New borrowings, net of financing fees	(0.1)	937.7
Principal payments on long term debt	0.0	(900.0)
Principal payments on capital leases	(21.3)	(15.5)
Proceeds from settlement of cross-currency interest rate swaps	2.3	0.0

Net cash (used in) provided by financing activities	(19.1)	22.2

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(6.5)

Net cash used in discontinued operations	0.0	(6.5)

(Decrease) increase in cash and cash equivalents	(163.6)	60.0
Cash and cash equivalents, beginning of period	282.0	376.0

Cash and cash equivalents, end of period	£118.4	£436.0

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£118.4	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £8.6 (2012) and £10.9 (2011)	425.3	435.4
Derivative financial instruments	7.6	9.5
Prepaid expenses and other current assets	91.5	95.6

Total current assets	644.7	824.4
Fixed assets, net	4,499.0	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Derivative financial instruments	135.2	209.6
Deferred financing costs, net of accumulated amortization of £30.2 (2012) and £28.0 (2011)	42.5	44.5
Other assets	50.0	50.8
Due from group companies	1,441.3	1,223.2

Total assets	£8,839.3	£8,880.7

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£300.5	£304.3
Accrued expenses and other current liabilities	356.6	372.0
Derivative financial instruments	20.9	16.7
VAT and employee taxes payable	110.9	88.4
Interest payable	10.1	9.9
Interest payable to group companies	175.4	178.6
Deferred revenue	309.3	311.8
Current portion of long term debt	140.6	140.9

Total current liabilities	1,424.3	1,422.6
Long term debt, net of current portion	264.0	263.3
Long term debt due to group companies, net of current portion	5,335.0	5,399.1
Derivative financial instruments	61.6	53.4
Deferred revenue and other long term liabilities	182.5	190.0

Total liabilities	7,267.4	7,328.4

Commitments and contingent liabilities
Shareholder’s equity
Common stock - £1.0 par value; issued and outstanding 2.5 (2012 and 2011) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(124.5)	(119.9)
Accumulated deficit	(2,674.9)	(2,699.1)

Total shareholder’s equity	1,571.9	1,552.3

Total liabilities and shareholder’s equity	£8,839.3	£8,880.7

See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in millions)

	Three months ended March 31,
	2012	2011
Revenue	£977.8	£957.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	406.1	401.6
Selling, general and administrative expenses	199.3	184.9
Restructuring and other charges	5.2	2.5
Depreciation	234.7	223.3
Amortization	0.0	34.1

	845.3	846.4

Operating income	132.5	110.9
Other income (expense)
Interest expense	(5.4)	(3.9)
Interest expense to group companies	(94.4)	(105.3)
Loss on extinguishment of debt	0.0	(18.1)
Share of income from equity investments	0.0	8.2
(Loss) gain on derivative instruments	(6.1)	17.7
Foreign currency (losses) gains	(14.9)	6.6
Interest income and other, net	0.3	1.6
Interest income from group companies	12.3	2.2

Income from continuing operations before income taxes	24.3	19.9
Income tax expense	(0.1)	(19.2)

Income from continuing operations	24.2	0.7
Loss from discontinued operations, net of tax	0.0	(1.2)

Net income (loss)	£24.2	£(0.5)

Total comprehensive income (loss)	£19.6	£(18.6)

See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income (loss)	£24.2	£(0.5)
Loss from discontinued operations	0.0	1.2

Income from continuing operations	24.2	0.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	234.7	257.4
Non-cash interest	12.4	(0.7)
Share-based compensation	6.6	6.5
Loss on extinguishment of debt, net of cash prepayment premiums	0.0	18.1
Income from equity accounted investments, net of dividends received	0.0	(1.7)
Unrealized gains on derivative instruments, net of cash settlements	(1.2)	(19.9)
Foreign currency gains	0.0	(6.3)
Income taxes	0.9	20.9
Other	0.0	(0.1)
Changes in operating assets and liabilities, net of effect from business disposals	(24.5)	9.4

Net cash provided by operating activities	253.1	284.3

Investing activities:
Purchase of fixed and intangible assets	(180.5)	(160.5)
Proceeds from sale of fixed assets	0.9	0.7
Principal repayments on loans to equity investments	0.0	8.4
Investments and loans from parent and subsidiary companies	(214.9)	60.2
Acquisitions, net of cash acquired	(0.6)	0.0
Disposal of equity investments, net	(2.5)	0.0
Other	0.0	0.2

Net cash used in investing activities	(397.6)	(91.0)

Financing activities:
New borrowings, net of financing fees	(0.1)	(13.8)
Principal payments on long term debt	0.0	(97.5)
Principal payments on capital leases	(21.3)	(15.5)
Proceeds from settlement of cross-currency interest rate swaps	2.3	0.0

Net cash used in financing activities	(19.1)	(126.8)

Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(6.5)

Net cash used in discontinued operations	0.0	(6.5)

(Decrease) increase in cash and cash equivalents	(163.6)	60.0
Cash and cash equivalents, beginning of period	282.0	376.0

Cash and cash equivalents, end of period	£118.4	£436.0

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

The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 21, 2012, or the 2011 Annual Report.

Note 2—Recent Accounting Guidance

We adopted new guidance regarding the presentation of comprehensive income on January 1, 2012 and have presented total comprehensive income in the condensed consolidated statements of comprehensive income for the current and prior periods.

We adopted new guidance regarding fair value measurement disclosure requirements on January 1, 2012 and applied it on a prospective basis. This guidance did not have a material impact on our financial statements.

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

On March 13, 2012, Virgin Media Finance PLC, the parent company of VMIH, issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC’s outstanding senior notes due 2016 and 2019. On March 28, 2012, we used the net proceeds from these new senior notes, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. Each of VMIH and VMIL are conditional guarantors and have guaranteed these senior notes on a senior subordinated basis.

Long term debt repayments, excluding capital leases, as of March 31, 2012, were due as follows (in millions):

Year ending March 31:
2013	£62.4
2014	0.0
2015	0.0
2016	750.0
2017	680.6
Thereafter	3,933.0

Total debt payments	£5,426.0

Note 4—Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The types of inputs used to measure fair value are classified into the following hierarchy:

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

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 4—Fair Value Measurements (continued)

Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments such as, foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps. These contracts are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy.

The fair values of our derivative financial instruments are disclosed in note 5.

Long term debt: The carrying value of our senior credit facility approximates its fair value. The fair values of the senior notes and senior secured notes in the following table are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within level 1 in the fair value hierarchy.

The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £34.2 million and £72.0 million at March 31, 2012, and £45.7 million and £77.9 million at December 31, 2011, respectively, as a result of our application of fair value hedge accounting to these instruments.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.50% U.S. dollar senior notes due 2016	£519.4	£607.0	£849.2	£966.4
9.50% euro senior notes due 2016	145.4	169.7	145.3	170.1
8.375% U.S. dollar senior notes due 2019	369.5	424.3	380.6	416.9
8.875% sterling senior notes due 2019	345.3	388.5	345.2	378.9
5.25% U.S. dollar senior notes due 2022	312.1	313.8	0.0	0.0
6.50% U.S. dollar senior secured notes due 2018	616.9	688.4	635.4	663.5
7.00% sterling senior secured notes due 2018	864.7	935.2	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	341.7	333.9	353.1	321.8
5.50% sterling senior secured notes due 2021	716.7	695.5	722.4	640.3
Floating rate senior loan note due 2012	62.4	62.4	64.3	64.3
Other notes due to affiliates	434.9	434.9	435.0	435.0

Note 5—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments

Our operations are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets and certain changes in the fair value of derivative instruments in our condensed consolidated statements of comprehensive income.

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

Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, the derivative is treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative or trading purposes.

We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at March 31, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swap spreads for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2012	December 31, 2011
Included within current assets:
Accounting Hedges
Foreign currency forward rate contracts	£0.1	£0.1
Economic Hedges
Foreign currency forward rate contracts	0.1	1.6
Interest rate swaps	0.3	0.2
Cross-currency interest rate swaps	7.1	7.6

	£7.6	£9.5

Included within non-current assets:
Accounting Hedges
Interest rate swaps	£72.4	£78.0
Cross-currency interest rate swaps	33.0	94.2
Economic Hedges
Interest rate swaps	2.7	3.1
Cross-currency interest rate swaps	27.1	34.3

	£135.2	£209.6

Included within current liabilities:
Economic Hedges
Interest rate swaps	£12.2	£7.5
Cross-currency interest rate swaps	8.7	9.2

	£20.9	£16.7

Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£23.6	£7.3
Economic Hedges
Foreign currency forward rate contracts	0.8	0.0
Interest rate swaps	30.3	38.4
Cross-currency interest rate swaps	6.9	7.7

	£61.6	£53.4

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Secured Notes

During the three months ended March 31, 2012, we terminated the cross-currency interest rate swaps on the $500 million 9.50% senior notes due 2016 that were redeemed in the quarter. We also entered into new cross-currency interest rate swaps to mitigate the foreign exchange rate risk associated with the $500 million 5.25% senior notes due 2022.

As of March 31, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at March 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$850m senior notes due 2016 August 2016	Accounting	$850.0	£526.7	9.50%	9.98%
$1,000m senior notes due 2016 November 2016	Economic	1,000.0	516.9	6.50%	6.91%
$600m senior notes due 2019 October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018 January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021 January 2021	Accounting	500.0	308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022 February 2022	Accounting	500.0	313.6	5.25%	5.80%

		$4,450.0	£2,644.7

€180m senior notes due 2016 August 2016	Accounting	€180.0	£158.6	9.50%	10.18%

		€180.0	£158.6

Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.5	€100.0

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

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of March 31, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

The terms of our outstanding interest rate swap contracts at March 31, 2012 were as follows:

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

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions

As of March 31, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
April 2012 to June 2012	Accounting	ZAR 19.5	£1.5	12.9234
April 2012 to December 2012	Economic	$108.0	£68.1	1.5862

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

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of comprehensive income in the period in which they occur. During the three months ended March 31, 2012 and 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three months ended March 31, 2012 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	(66.4)	0.0	(66.4)	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	60.4	0.0	60.4	0.0	0.0
Interest expense	1.4	0.0	1.4	0.0	0.0

Balance at March 31, 2012	£(37.0)	£3.3	£(29.8)	£0.1	£(10.6)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be income of £0.1 million relating to interest rate swaps, losses of £7.8 million relating to cross-currency interest rate swaps, and income of £0.1 million relating to forward foreign exchange contracts.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify in fair value Accounting Hedge relationships, the gain or loss on the derivative is reported in earnings along with offsetting changes in the value of the hedged debt obligations due to changes in the hedged risks. In our condensed consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our condensed consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statements of comprehensive income in the period in which they occur. During the three months ended March 31, 2012 and 2011, we recognized ineffectiveness totaling £1.7 million and £1.8 million, respectively.

Note 6—Share Based Compensation

Stock Option Plans

We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at March 31, 2012, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2011 Annual Report.

Note 7—Comprehensive Income (Loss)

Comprehensive income (loss) comprises (in millions):

	Three months ended March 31,
	2012	2011
Net income (loss) for period	£24.2	£(0.5)
Net unrealized losses on derivatives, net of tax	(66.4)	(57.0)
Reclassification of derivative losses to net income, net of tax	61.8	38.9

	£19.6	£(18.6)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in millions):

	March 31, 2012	December 31, 2011
Pension liability adjustment	(87.5)	(87.5)
Net unrealized losses on derivatives	(37.0)	(32.4)

	£(124.5)	£(119.9)

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

(unaudited)

Note 8—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

We are wholly owned subsidiaries of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended March 31,
	2012	2011
Operating costs	£10.8	£9.5
Selling, general and administrative expenses	13.5	10.2

	£24.3	£19.7

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

Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £28.6 million as of March 31, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in late 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 10—Industry Segments

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

Virgin Media’s Consumer segment is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on its cable network, the provision of broadband and fixed line telephone services to residential customers outside of its cable network, and the provision of mobile telephony and mobile broadband to residential customers.

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

The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the three month periods ended March 31, 2012 and 2011 (in millions):

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£835.8	£486.7	£823.2	£485.0
Business	170.4	91.2	159.1	92.6

Subtotal	1,006.2	577.9	982.3	577.6

Companies not consolidated in VMIH and VMIL	(28.4)		(25.0)

Total	£977.8		£957.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED

COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Note 10—Industry Segments (continued)

The reconciliation of total segment contribution to consolidated operating income and net income (loss) for VMIH and VMIL is as follows (in millions):

	Three months ended March 31,
	2012	2011
Total segment contribution	£577.9	£577.6
Other operating and corporate costs	201.4	201.5
Restructuring and other charges	5.4	2.6
Depreciation	240.2	228.8
Amortization	0.0	34.1
Operating loss of subsidiaries not consolidated in either of the companies	(1.6)	(0.3)

Consolidated operating income	132.5	110.9
Other income (expense)
Interest expense (1)	(99.8)	(109.2)
Loss on extinguishment of debt	0.0	(18.1)
Share of income from equity investments	0.0	8.2
(Loss) gain on derivative instruments	(6.1)	17.7
Foreign currency (losses) gains	(14.9)	6.6
Interest income and other, net (2)	12.6	3.8
Income tax expense	(0.1)	(19.2)

Income from continuing operations	24.2	0.7
Loss from discontinued operations, net of tax	0.0	(1.2)

Net income (loss)	£24.2	£(0.5)

(1)	Interest expense represents the total of interest expense and interest expense to group companies.
(2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenue by segment for the three months ended March 31, 2012 and 2011 was as follows (in millions):

	Three months ended March 31,
	2012		2011
Consumer Segment	£835.8	83.1%	£823.2	83.8%
Business Segment	170.4	16.9	159.1	16.2

	£1,006.2	100.0%	£982.3	100.0%

For further discussion of our business, please refer to our 2011 Annual Report.

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

Currency Movements. We encounter currency exchange rate risks because substantially all of our revenue and most of our operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of these programs is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars, euros and South African rand, such as customer premise equipment and network maintenance services and a substantial portion of these exposures are not hedged.

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

Capital Expenditures. Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our cable network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. On January 11, 2012, we announced an incremental investment of approximately £110 million in capital expenditure during 2012 and a further £40 million in 2013 in order to double the broadband speeds of over four million customers.

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

Cable ARPU. Cable ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our “triple-play” cable offering of television, broadband and fixed line telephone services is attractive to our existing cable customer base and generally allows us to increase our cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any revenue from our mobile and non-cable customers. We expect the fixed-line telephony usage decline to continue in 2012.

Mobile ARPU. Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring contract customers, which have a relatively higher lifetime value, rather than prepay customers, particularly through cross-selling to our cable customer base. Consequently, the number of prepay customers is expected to continue to decline in the remainder of 2012, along with prepay usage. Mobile ARPU is expected to be negatively impacted during 2012 by changes to mobile termination rates, which are the regulated cost of landing voice calls on mobile networks.

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

Seasonality. Some of our Consumer revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. Our churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years. In addition, our revenue and cost of sales tend to be lower in the first quarter of any year as compared to the immediately preceding fourth quarter of the prior year. Historically, there has been lower telephony usage (including mobile, as noted above) in the first quarter and less spending in a first quarter than in a fourth quarter. These factors, taken with a lesser number of days in the first quarter, have historically contributed to this trend. The first quarter of 2012 was no exception to this pattern with lower revenue than the fourth quarter of 2011.

Distribution. We use third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new mobile customers or retain existing customers may be adversely affected. We continue to increase the proportion of our products distributed through our own channels including our retail outlets.

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

Critical Accounting Policies

Our consolidated financial statements, and related financial information are based on the application of U.S. generally accepted accounting principles, or U.S. GAAP. U.S. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the amount of assets, liabilities, revenues and expenses reported as well as disclosures about contingencies, risks and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2011 Annual Report.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenue

For the three months ended March 31, 2012, revenue increased by 2.4% to £1,006.2 million from £982.3 million for the three months ended March 31, 2011, with increases in both our Consumer and Business segments as more fully described in our segment discussions below.

Operating Costs

Operating costs for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Operating costs:
Consumer cost of sales	£255.5	£263.0	(2.9)%
Business cost of sales	61.6	51.3	20.1
Network and other operating costs	99.8	96.8	3.1

Total operating costs	£416.9	£411.1	1.4%

For the three months ended March 31, 2012, operating costs increased by 1.4% to £416.9 million from £411.1 million during the same period in 2011. The increase in operating costs for the three months ended March 31, 2012 was primarily attributable to increased Business segment cost of sales as a result of increased business revenues and increased network and other operating costs primarily due to increased power costs in relation to network properties, along with increased rates we pay to local authorities. The increase was partially offset by an overall reduction in Consumer segment cost of sales driven by fewer mobile handset issuances and the continued decline in fixed-line telephony usage. As a result of revenue growing at a faster rate than operating costs during the three months ended March 31, 2012, operating costs as a percentage of revenue decreased to 41.4% for the three months ended March 31, 2012 from 41.9% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Selling, general and administrative expenses:
Employee and outsourcing costs	£116.0	£117.6	(1.4)%
Marketing costs	52.6	35.2	49.4
Facilities	14.4	14.5	(0.7)
Other	29.8	27.8	7.2

Total selling, general and administrative expenses	£212.8	£195.1	9.1%

For the three months ended March 31, 2012, selling, general and administrative expenses increased by 9.1% to £212.8 million from £195.1 million for the three months ended March 31, 2011. The increase was primarily due to an increase in marketing costs, as we launched a series of high-profile marketing campaigns during the first quarter of 2012, particularly one starring Usain Bolt and Sir Richard Branson, partially offset by lower employee and outsourcing costs. Employee and outsourcing costs decreased primarily as a result of reduced costs from our outsource partners.

Restructuring and Other Charges

Restructuring and other charges were £5.4 million and £2.6 million in the three months ended March 31, 2012 and 2011, respectively. The charge in both periods related primarily to involuntary employee termination costs and contract and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008.

Depreciation Expense

For the three months ended March 31, 2012, depreciation expense increased by 5.0% to £240.2 million from £228.8 million for the three months ended March 31, 2011. The increase in depreciation expense was primarily a result of depreciation in respect of fixed asset additions with a generally shorter useful economic life than existing assets, partially offset by fixed assets becoming fully depreciated.

Amortization Expense

There was no amortization expense for the three months ended March 31, 2012 because our intangible assets subject to amortization were fully amortized during 2011. Amortization expense for the three months ended March 31, 2011 was £34.1 million.

Interest Expense

For the three months ended March 31, 2012, interest expense decreased to £105.6 million from £114.6 million for the three months ended March 31, 2011. The decrease was primarily due to reductions in both the overall level of debt and the cost of borrowing on our debt along with the effect of interest and cross-currency interest rate swaps designated as accounting hedges.

We paid cash interest of £86.6 million for the three months ended March 31, 2012 and £112.4 million for the three months ended March 31, 2011. This decrease was primarily as a result of differences in the timing of interest payments on our senior credit facility and senior notes due to the refinancing activity we have undertaken since March 31, 2011, and the lower level of debt at lower average interest rates during the quarter.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of £58.6 million for the three months ended March 31, 2012 related to the redemption premium paid, together with the write-off of associated deferred financing costs, in respect of the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016.

The loss on extinguishment of debt of £18.1 million for the three months ended March 31, 2011 related to the write-off of deferred financing costs resulting from the repayments of our previous senior credit facility from the net proceeds of the senior secured bond issuance on March 3, 2011.

Share of Income from Equity Investments

We received no income from equity investments in the three months ended March 31, 2012 because we disposed of our investment in the UKTV group of companies on September 30, 2011. Our share of income from equity investments was £8.2 million for the three months ended March 31, 2011.

Gain on Derivative Instruments

The gain on derivative instruments of £44.5 million in the three months ended March 31, 2012 was primarily driven by a gain on the conversion hedges relating to our convertible senior notes caused by an increase in the price of our common stock and a decrease in the counterparty credit risk adjustment.

The gain on derivative instruments of £28.0 million in the three months ended March 31, 2011 was driven by the reclassification of gains of £31.1 million from accumulated other comprehensive income on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments.

Foreign Currency (Losses) Gains

The foreign currency losses of £4.4 million in the three months ended March 31, 2012 were primarily due to foreign exchange movements between the issuance of our $500 million U.S. dollar denominated senior notes due 2022 on March 13, 2012 and the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016 on March 28, 2012. Although this generated an accounting loss, any economic exposure during this period was fully mitigated by our holding a matching asset and liability position.

The foreign currency gains of £7.9 million in the three months ended March 31, 2011 were primarily due to strengthening of the pound sterling relative to the U.S. dollar, and related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019.

Income Tax Expense

For the three months ended March 31, 2012, the income tax expense was £0.1 million as compared with income tax expense of £19.2 million for the same period in 2011. The income tax expense for the three months ended March 31, 2011 arose because of a reclassification of tax effects associated with gains on certain of our hedging instruments from accumulated other comprehensive income.

Net Income from Continuing Operations

For the three months ended March 31, 2012, the net income from continuing operations was £7.0 million, compared with net income of £4.5 million for the same period in 2011, due to the factors discussed above.

Basic Income from Continuing Operations per Share

Basic income from continuing operations per share for the three months ended March 31, 2012 was £0.02, compared to £0.01 for the three months ended March 31, 2011. Basic income from continuing operations per share is computed using a weighted average of 282.3 million shares outstanding in the three months ended March 31, 2012 and a weighted average of 320.5 million shares outstanding for the same period in 2011.

Segmental Results of Operations from Continuing Operations for the Three Months Ended March 31, 2012 and 2011

A description of the products and services, as well as financial data, for each segment can be found in note 10 to Virgin Media’s condensed consolidated financial statements.

The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of March 31, 2012. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Consumer Segment

The summary combined results of operations of our Consumer segment for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Revenue	£835.8	£823.2	1.5%
Segment contribution	486.7	485.0	0.4

Revenue

Our Consumer segment revenue for the three months ended March 31, 2012 and 2011 was as follows (in millions):

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Revenue:
Cable	£678.3	£666.0	1.8%
Mobile(1)	138.5	136.9	1.2
Non-cable	19.0	20.3	(6.4)

Total revenue	£835.8	£823.2	1.5%

(1)	Includes equipment revenue stated net of discounts earned through service usage.

For the three months ended March 31, 2012, revenue from our Consumer segment customers increased by 1.5% to £835.8 million from £823.2 million for the three months ended March 31, 2011. This increase was primarily due to an increase in revenue generated from our cable product offerings.

For the three months ended March 31, 2012, cable revenue increased to £678.3 million from £666.0 million for the three months ended March 31, 2011. This increase in cable revenue was primarily due to an increase in the revenue generated from existing customers.

Cable ARPU increased to £46.95 for the three months ended March 31, 2012 from £46.16 for the three months ended March 31, 2011. The increase in cable ARPU was primarily due to selective price increases and successful up-selling to existing customers over the previous twelve months, partially offset by declining telephony usage and selective price discounting.

For the three months ended March 31, 2012, mobile revenue increased to £138.5 million from £136.9 million for the three months ended March 31, 2011. The increase in revenue was primarily attributable to the increase in contract revenue, partially offset by lower prepay revenue from the declining base of prepay customers, and lower mobile termination rates which reduced the amount of inbound mobile revenue by approximately £6 million.

Mobile ARPU increased to £14.96 for the three months ended March 31, 2012 from £14.70 for the three months ended March 31, 2011. The increase was primarily due to an increased proportion of higher value contract customers relative to the total number of mobile customers, which rose to 52.8% at March 31, 2012 from 42.1% at March 31, 2011, partially offset by a fall in revenue due to the declining prepay customer base and the regulated change in mobile termination rates.

Non-cable revenue decreased in the three months ended March 31, 2012 to £19.0 million from £20.3 million for the three months ended March 31, 2011. This decrease is primarily due to a decline in the total number of products taken and the total number of overall customers for the three months ended March 31, 2012 compared to the same period in 2011.

Consumer Segment Contribution

For the three months ended March 31, 2012, Consumer segment contribution increased to £486.7 million from £485.0 million for the three months ended March 31, 2011. The increase was primarily due to the increase in Consumer segment revenue, as described above, combined with a decline in Consumer segment cost of sales which is primarily driven by lower aggregate costs of mobile handsets, primarily driven by the issuance of fewer handsets, partially offset by an increase in marketing costs.

Summary Cable Statistics

Selected statistics for our cable customers for the three months ended March 31, 2012 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our cable operations. Our net customer movement for the three months ended March 31, 2012 was an increase of 21,200 customers, being the net of gross additions and disconnections (net additions). The increase in net additions in the three months ended March 31, 2012, from the three months ended March 31, 2011 was primarily the result of lower customer disconnections, partially offset by lower gross additions. Customer churn remained flat at 1.2% for the three months ended March 31, 2012 and 2011. The total number of cable products grew to 12,071,500 at March 31, 2012 from 12,031,000 at March 31, 2011, representing a net increase in products of 40,500. Between March 31, 2011 and March 31, 2012, the number of cable customers increased by 6,500.

	Three months ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011

Opening customers	4,805,600		4,790,600		4,784,300		4,820,300		4,800,100
Customer additions	189,300		203,100		243,700		169,800		191,800
Customer disconnections	(168,100)		(188,100)		(237,400)		(205,800)		(171,600)

Net customer additions (disconnections)	21,200		15,000		6,300		(36,000)		20,200

Closing customers	4,826,800		4,805,600		4,790,600		4,784,300		4,820,300
Cable churn (1)	1.2%		1.3%		1.7%		1.4%		1.2%
Cable products:
Television	3,775,300		3,763,100		3,762,000		3,767,700		3,788,900
Telephone	4,147,600		4,132,700		4,141,000		4,155,000		4,180,900
Broadband	4,148,600		4,102,900		4,072,900		4,048,600		4,061,200
Total cable products	12,071,500		11,998,700		11,975,900		11,971,300		12,031,000

Cable products/Customer	2.50	x	2.50	x	2.50	x	2.50	x	2.50	x
Triple-play penetration	64.0%		63.7%		63.8%		63.8%		63.4%
Cable Average Revenue Per User (2)	£46.95		£47.85		£47.86		£47.35		£46.16
Cable ARPU calculation:
Cable revenue (millions)	£678.3		£688.5		£685.0		£682.3		£666.0
Average customers	4,816,600		4,796,900		4,771,500		4,802,600		4,809,000

(1)	Cable churn is calculated by taking the total cable customer disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of cable customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter. The average number of cable customers during the month is calculated by adding the number of customers at the start of the month and at the end of the month and dividing by two.
(2)	The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from customers using our virginmedia.com website, by the average number of customers directly connected to our network in that period divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Mobile Statistics

Selected statistics for our mobile customers for the three months ended March 31, 2012 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our mobile operations. Between March 31, 2011 and March 31, 2012, the number of mobile customers increased by a net 6,800. Contract customer gains of 324,600 were offset by net losses of 317,800 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels, migrating prepay customers to contracts and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy of migrating prepay customers to contracts due to lower churn, higher ARPU and higher overall lifetime value of contract customers.

	Three months ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Contract mobile customers (1):
Opening contract mobile customers	1,523,900	1,421,400	1,346,600	1,263,400	1,210,800
Net contract mobile customer additions	64,100	102,500	74,800	83,200	52,600

Closing contract mobile customers	1,588,000	1,523,900	1,421,400	1,346,600	1,263,400

Prepay mobile customers (1):
Opening prepay mobile customers	1,513,400	1,566,900	1,705,200	1,737,800	1,858,100
Net prepay mobile customer disconnections	(93,400)	(53,500)	(138,300)	(32,600)	(120,300)

Closing prepay mobile customers	1,420,000	1,513,400	1,566,900	1,705,200	1,737,800

Total closing mobile customers: (1)	3,008,000	3,037,300	2,988,300	3,051,800	3,001,200

Mobile average revenue per user (2)	£14.96	£15.46	£15.22	£14.27	£14.70

Mobile ARPU calculation:
Mobile service revenue (millions)	£135.1	£138.9	£138.1	£129.3	£133.4
Average mobile customers	3,009,700	2,995,500	3,022,900	3,022,500	3,023,800

(1)	Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract for a minimum 30-day period and have not been disconnected. Contract mobile customers represent the number of contracts relating to either a mobile service or a mobile broadband service.
(2)	Mobile monthly average revenue per user, or Mobile ARPU, is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Non-cable Statistics

Selected statistics for our residential customers that are not connected directly to our cable network, or non-cable customers, for the three months ended March 31, 2012 as well as for the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our non-cable operations. Between March 31, 2011 and March 31, 2012, the total number of non-cable products decreased by 53,800 primarily due to increased competition in the market.

	Three months ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Opening customers	248,200	261,300	266,400	272,700	276,700
Net customer (disconnections)	(15,200)	(13,100)	(5,100)	(6,300)	(4,000)

	233,000	248,200	261,300	266,400	272,700

Opening Non-cable products:
Telephone	163,300	169,700	169,000	170,700	169,600
Broadband	248,200	260,700	265,900	271,400	275,900

	411,500	430,400	434,900	442,100	445,500

Net Non-cable product (disconnections) additions:
Telephone	(8,000)	(6,400)	700	(1,700)	1,100
Broadband	(15,200)	(12,500)	(5,200)	(5,500)	(4,500)

	(23,200)	(18,900)	(4,500)	(7,200)	(3,400)

Closing Non-cable products:
Telephone	155,300	163,300	169,700	169,000	170,700
Broadband	233,000	248,200	260,700	265,900	271,400

	388,300	411,500	430,400	434,900	442,100

Business Segment

Revenue

The summary combined results of operations of our Business segment for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Revenue	£170.4	£159.1	7.1%
Segment contribution	91.2	92.6	(1.5)

Our Business segment revenue for the three months ended March 31, 2012 and 2011 was as follows (in millions):

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Revenue:
Retail:
Data	£79.8	£65.4	22.0%
Voice	37.4	38.9	(3.9)
LAN Solutions and other	9.6	9.2	4.3

	£126.8	£113.5	11.7
Wholesale:
Data	36.3	42.0	(13.6)
Voice	7.3	3.6	102.8

	£43.6	£45.6	(4.4)

Total revenue	£170.4	£159.1	7.1%

For the three months ended March 31, 2012, revenue from business customers increased by 7.1% to £170.4 million from £159.1 million for the three months ended March 31, 2011. The increase was primarily attributable to an increase in retail data and wholesale voice revenues, partially offset by declines in wholesale data and retail voice revenues. Revenues from this segment are inherently subject to greater period-on-period fluctuations due to the uneven nature of the way we earn revenue from significant contracts and we expect this to continue.

The trend in retail data revenue continues to be subject to fluctuations arising from significant contracts, especially as we grow this area of our business and win large contracts where we may earn revenue unevenly. Retail data revenue continues to generate the most significant portion of retail business revenue for the three months ended March 31, 2012. Retail data revenue increased as a result of increased install activity, growing rental revenue, our strategy of focusing on higher margin data revenue, and increasing demand for our data products within a growing data market.

Retail voice revenue decreased by 3.9% to £37.4 million in the three months ended March 31, 2012 as compared to £38.9 million in the three months ended March 31, 2011. The decrease in retail voice revenue is principally a result of a general decline in fixed-line telephony usage, consistent with our Consumer segment and which we expect to continue, and, to a lesser extent, a decline in rental and install revenues.

LAN solutions and other revenue increased by 4.3% to £9.6 million in the three months ended March 31, 2012 as compared to £9.2 million in the three months ended March 31, 2011. The increase was primarily due to growth in equipment and LAN project revenues.

Wholesale revenue decreased by 4.4% to £43.6 million in the three months ended March 31, 2012 as compared to £45.6 million in the three months ended March 31, 2011. The decrease in wholesale revenue was primarily due to certain non-recurring wholesale data revenues which we earned in the first quarter of 2011, partially offset by increases in wholesale voice revenue from increased mobile traffic.

Business Segment Contribution

For the three months ended March 31, 2012, Business segment contribution decreased to £91.2 million from £92.6 million for the three months ended March 31, 2011. The decrease in segment contribution is primarily due to increased cost of sales and costs in relation to employee redundancies initiated in the first quarter of 2012, partially offset by a smaller increase in contribution from our retail data business as we increased installation revenues.

Liquidity and Capital Resources

Overview

Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. On January 11, 2012, we announced a major program to double the speeds of over four million broadband customers. This will involve an incremental investment of approximately £110 million during 2012 and approximately £40 million during 2013. We believe that we will be able to meet our current and medium-term liquidity and capital requirements, including fixed charges, through cash on hand, cash from operations, available borrowings under our revolving credit facility, and our ability to obtain future external financing.

Since July 28, 2010 we have taken a number of steps to optimize our capital structure and return cash to our shareholders. On July 27, 2011, we announced a second phase capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our second phase capital structure optimization program allows for the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies to a subsidiary of Scripps Network Interactive Inc. Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.

On February 8, 2012, we entered into a capped Accelerated Stock Repurchase, or ASR, to purchase $250.0 million (£157.3 million) of our common stock, as part of the second phase capital structure optimization program announced on July 27, 2011. We received 10.2 million shares of common stock during the quarter at an average purchase price per share of $24.58. The shares of common stock so acquired were held in treasury as of March 31, 2012 and subsequently cancelled. For further details relating to the ASR Program, please see the current report on Form 8-K of Virgin Media Inc., as filed with the SEC on February 8, 2012.

On March 13, 2012, our wholly-owned subsidiary, Virgin Media Finance, issued $500 million aggregate principal amount of 5.25% senior notes due 2022. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC’s outstanding senior notes due 2016 and 2019.

On March 28, 2012, we used the net proceeds from the issuance of our senior notes due 2022, in March 2012 and cash on our balance sheet, to redeem $500 million of the principal amount outstanding of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption.

We may opportunistically access the loan and debt markets in order to extend debt maturities and seek improved debt terms.

As of March 31, 2012, we had £5,780.7 million of debt outstanding, compared to £5,855.1 million as of December 31, 2011 and £6,016.9 million as of March 31, 2011, and £141.1 million of cash and cash equivalents, compared to £300.4 million as of December 31, 2011 and £482.7 million as of March 31, 2011. The decrease in debt since December 31, 2011 is principally due to the strengthening of the pound sterling against the U.S. dollar in the first quarter of 2012. The decrease in debt since March 31, 2011 is principally due to the redemption of the $550 million 9.125% senior notes due 2016 using cash on our balance sheet.

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

Our cash balance of £141.1 million as of March 31, 2012 is held in a combination of short term bank deposits, money market funds and bank accounts that have a duration to maturity between overnight and up to three months. Our bank accounts are held with major financial institutions and, as part of our cash management process, we regularly evaluate the credit standing of these institutions using a range of metrics.

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, cash provided by operating activities decreased to £212.1 million from £271.6 million for the three months ended March 31, 2011. This decrease was primarily attributable to movements in working capital, and the redemption premium paid in respect of the $500 million 9.50% senior notes due 2016. For the three months ended March 31, 2012, cash paid for interest decreased to £86.6 million from £112.4 million during the same period in 2011. This decrease was primarily as a result of a lower level of debt at lower average interest rates during the three months ended March 31, 2012 along with differences in the timing of interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result of refinancing activity undertaken during the year ended December 31, 2011 and the three months ended March 31, 2012.

For the three months ended March 31, 2012, cash used in investing activities was £186.3 million compared with £154.0 million for the three months ended March 31, 2011. Cash used in investing activities in the three months ended March 31, 2012 and March 31, 2011 principally represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £184.1 million for the three months ended March 31, 2012 from £163.3 million for the same period in 2011 primarily due to spend on TiVo customer premises equipment (CPE).

Cash used in financing activities for the three months ended March 31, 2012 was £183.6 million compared to £104.4 million for the three months ended March 31, 2011. Cash used in financing activities for the three months ended March 31, 2012 and March 31, 2011 was primarily for principal payments on long term debt and capital leases, and the repurchase of common stock, partially offset by new debt issuances.

Senior Credit Facility

On May 20, 2011, we entered into two new facilities under the senior credit facility with Deutsche Bank AG, London Branch, BNP Paribas London Branch, Bank of America, N.A., Credit Agricole Corporate and Investment Bank, Goldman Sachs International Bank, HSBC Bank plc, JP Morgan Chase Bank, N.A. London Branch, Lloyds TSB Bank plc, The Royal Bank of Scotland plc and UBS Limited, including an additional revolving facility with total commitments of £450 million, which replaced the then existing £250 million revolving facility and an additional term facility with commitments of £750 million which was used to prepay in full Tranches A and B of the then existing term facility. We used £25 million of existing cash on hand to reduce the loan balance. In addition, on May 27, 2011, we effected certain amendments to the senior credit facility including, among other things: (i) amending the definition of additional high yield notes and high yield refinancings to permit high yield notes to be issued or refinanced through the Company, (ii) increasing the number of days in which the Company may elect to increase Lenders’ commitments following the cancellation of other Lenders’ commitments, (iii) amending provisions related to the Company’s ability to add additional facilities under the senior facilities agreement, (iv) shortening the required notice period for utilization requests, (v) require cash cover return to the Company under certain circumstances, (vi) remove the requirement to make mandatory prepayments of net proceeds, excess cash flow and equity proceeds, (vii) removing the prescriptive requirements to hedge particular exposures, (viii) giving greater freedom to obligors to create permitted types of security in favor of third parties over assets which would otherwise be required to be secured in favor of the Lenders, (ix) amending consent provisions to accelerate the time periods for obtaining Lender consents, and (x) removing certain other restrictive covenants.

As at March 31, 2012, our senior credit facility has an aggregate outstanding principal amount of £750 million, and the revolving credit facility has an aggregate committed principal amount of £450 million. The proceeds from the senior credit facility may be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes. The final maturity of the additional revolving facility and the additional term facility is June 30, 2015. There is no scheduled amortization. As of March 31, 2012, we were in compliance with the covenants under the senior credit facility.

Our 2011 Annual Report contains a more detailed description of the terms of our senior credit facility.

Senior Unsecured Notes

In June 2009, Virgin Media Finance issued U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $750 million and euro denominated 9.50% senior notes due 2016 with a principal amount outstanding of €180 million. In July 2009, Virgin Media Finance issued additional U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $600 million. In March 2012, Virgin Media Finance redeemed a portion of the U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount of $500 million. The U.S. dollar denominated senior notes issued in June 2009 and July 2009, respectively, are treated as a single issuance of the same notes under the indenture for these notes, collectively, the 9.50% senior notes due 2016. Interest on the 9.50% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2019 and 2022. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

In November 2009, Virgin Media Finance issued U.S. dollar denominated 8.375% senior notes due 2019 with a principal amount outstanding of $600 million and sterling denominated 8.875% senior notes due 2019 with a principal amount outstanding of £350 million, collectively, the senior notes due 2019. Interest on the senior notes due 2019 is payable on April 15 and October 15 of each year. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2016 and 2022. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

In March 2012, Virgin Media Finance issued U.S. dollar denominated 5.25% senior notes due 2022 with a principal amount outstanding of $500 million. Interest on the senior notes due 2022 is payable on February 15 and August 15 of each year. The senior notes due 2022 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2016 and 2019. The senior notes due 2022 mature on February 15, 2022 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

On March 28, 2012, we used the net proceeds from the issuance of our senior notes due 2022, in March 2012 and cash on our balance sheet, to redeem $500 million of the principal amount of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption.

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

On March 3, 2011, Virgin Media Secured Finance issued U.S. dollar denominated 5.25% senior secured notes due 2021 with a principal amount outstanding of $500 million and sterling denominated 5.50% senior secured notes due 2021 with a principal amount outstanding of £650 million, collectively, the senior secured notes due 2021. Interest is payable on the senior secured notes due 2021 on January 15 and July 15 each year, beginning on July 15, 2011. For further details relating to the senior secured notes due 2021, please see Virgin Media Inc.’s current report on Form 8-K, as filed with the SEC on March 3, 2011, which is incorporated herein by reference.

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

If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was met in the three months ended March 31, 2012. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the consolidated balance sheet as of March 31, 2012 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible senior notes). This condition must be fulfilled on 20 of the last 30 trading days of each calendar quarter. If the condition is not met during that time period, the notes will not be convertible in the following quarter.

Our 2011 Annual Report contains a more detailed description of the terms of our convertible senior notes.

Cash Dividends

During the year ended December 31, 2011 and the three months ended March 31, 2012, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9
November 15, 2011	0.04	December 12, 2011	December 22, 2011	7.4

Three months ended March 31, 2012:
February 17, 2012	$0.04	March 12, 2012	March 22, 2012	£7.0

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

Contractual Obligations and Commercial Commitments

Other than the changes to our long term debt obligations, described in the Liquidity and Capital Resources section above, our contractual obligations and commercial commitments as of March 31, 2012 were not materially different to the contractual obligations disclosed in our 2011 Annual Report.

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

Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of March 31, 2012, £2,778.0 million, or 47.8%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £150.0 million, or 2.6%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.

To mitigate the risk from these exposures, we have implemented a hedging program. The objective of this program is to reduce, but not eliminate, the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments we use are interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 5 to the condensed consolidated financial statements of Virgin Media Inc.

The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

The following table provides information as of March 31, 2012 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,					Thereafter	Total	Fair Value March 31, 2012
	2012	2013	2014	2015	2016
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$1,850.0	$2,600.0	$4,450.0	$5,177.0
Average interest rate					7.878%	6.452%
Average forward exchange rate					0.64	0.64

Euros
Fixed rate	—	—	—	—	€180.0	—	€180.0	€200.3
Average interest rate					9.500%
Average forward exchange rate					0.85

Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£2,019.2
Average interest rate						6.830%

Variable rate	—	—	—	£750.0		—	£750.0	£750.0
Average interest rate				LIBOR plus 1.625%-2.125%

Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	$850.0	$2,100.0	$2,950.0	£(12.0)
Average forward exchange rate					0.62	0.62
Average sterling interest rate paid					9.99%	7.28%

Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$500.0	$500.0	£30.1
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%

Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	—	$1,000.0	—	$1,000.0	£21.5
Average contract exchange rate					0.52
Average sterling interest rate paid					6.91%

Receipt of Euros (interest and principal)
Notional amount	—	—	—	—	€180.0	—	€180.0	£(11.1)
Average contract exchange rate					0.88
Average sterling interest rate paid					10.18%

Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	£600.0		£650.0	£1,250.0	£42.2
Average sterling interest rate paid				2.86%		LIBOR+1.84%
Sterling interest rate received				LIBOR		5.50%

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. William R. Huff, one of our directors, has advised us that W.R. Huff Asset Management Co., LLC, or Huff Asset Management, which is controlled by Mr. Huff, may submit one or more claims for indemnification to the Company in the aggregate amount of approximately $7.4 million. These claims purportedly arise as a result of settlement payments made and attorneys’ fees and other expenses incurred by Huff Asset Management in connection with third-party litigation and regulatory proceedings involving Huff Asset Management and relating to fees received by Huff Asset Management in 2004 for advisory services furnished to NTL Incorporated, or NTL, and Telewest Communications PLC, or Telewest. The businesses of NTL and Telewest merged in 2006 to form the Company. Neither the Company nor any of its predecessors was or is currently a party to these litigation or regulatory proceedings. There can be no assurance that the amount or nature of any claim brought against the Company by Huff Asset Management will be limited to indemnification or the amounts of claims specified above. The Company will vigorously defend any such claims made by Huff Asset Management. We are disclosing the potential claims in light of Mr. Huff’s position as a director. We have determined that neither an accrual nor disclosure is required in the financial statements included in this report.

While we do not believe any of the litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our 2011 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Share Repurchases

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (in U.S. dollars)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Value of Shares that May Yet be Purchased under the Plans or Programs (in Pounds Sterling millions) (1)
January 1-31, 2012	—	—	—	£452.7
February 1-29, 2012 (2)	10,171,090	$24.58	10,171,090	295.5
March 1-31, 2012	—	—	—	295.5

Total	10,171,090	$24.58	10,171,090	£295.5

(1)	On July 27, 2011, we announced a second phase capital structure optimization program expected to include the application of, in aggregate, up to £850 million, in part towards repurchases of up to £625 million of our common stock until December 31, 2012 and in part towards transactions relating to our debt, including related derivative transactions. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies.
(2)	In February 2012, we entered into an ASR program in the amount of $250 million as a part of our 2011 capital structure optimization program. We received 7,488,393 shares on February 13, 2012, 1,441,313 shares on February 24, 2012, and 1,241,384 on March 26, 2012, totaling 10,171,090 shares, under this ASR. This ASR terminated on March 26, 2012. The average price paid per share under this ASR was $24.58.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MIN E SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.

3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.3	Memorandum and Articles of Association of Virgin Media Investment Holdings Limited (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

3.4	Memorandum and Articles of Association of Virgin Media Investments Limited (Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.1	Indenture, dated as of March 13, 2012, among Virgin Media Finance PLC, Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, Virgin Media Investments Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 13, 2012).

10.1	Description of the 2012-2014 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.2	Description of the Virgin Media Inc. 2012 Bonus Scheme (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.3	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.4	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.5	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.6	Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.7	Trust Deed of the Virgin Media Inc. Share Incentive Plan between Virgin Media Inc. and EES Trustees Limited, and schedule containing rules of the Virgin Media Inc. Share Incentive Plan, both dated February 2, 2012 (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Taxonomy Extension Schema Document

†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†101.LAB	XBRL Taxonomy Extension Label Linkbase Document

†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.

Date: May 8, 2012	By:	/s/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: May 8, 2012	By:	/s/ Eamonn O’Hare
Eamonn O’Hare
Principal Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: May 8, 2012	By:	/s/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: May 8, 2012	By:	/s/ Eamonn O’Hare
Eamonn O’Hare
Principal Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: May 8, 2012	By:	/s/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: May 8, 2012	By:	/s/ Eamonn O’Hare
Eamonn O’Hare
Principal Financial Officer