Form 10-Q
period 2012-06-30
VIRGIN MEDIA INC.
filed 2012-07-30
CIK 1270400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 ________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50886
 ________________________
VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)
 ________________________
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)
VIRGIN MEDIA INVESTMENTS LIMITED
(Additional Registrant)

Delaware	59-3778247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Bleecker Street, 6th Floor, New York, NY	10012
(Address of principal executive offices)	(Zip Code)
(212) 906-8440
(Registrant’s telephone number, including area code)
 ________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2012, there were 268,729,921 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.
The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED June 30, 2012

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

•	Unauthorized access to our network resulting in piracy could result in a loss of revenue

•	We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are sometimes reliant on them in a way which could economically disadvantage us;

•	The “Virgin” brand is not under our control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards us as a licensee;

•	Our inability to provide popular programming or to obtain it at a reasonable cost could potentially have a material adverse effect of the number of customers or reduce margins;

•	Adverse economic developments could reduce customer spending for our TV, broadband, and telephony services and could therefore have a material adverse effect on our revenue;

•	We are subject to currency and interest rate risks;

•	We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks;

•	Virgin Mobile relies on Everything Everywhere's network to carry its communications traffic;

•	We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network;

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

•	We may not be able to fund our debt service obligation in future; and

•	The covenants under our debt agreements place certain limitations on our ability to finance future operations and how we manage our business
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
Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited
VMIH is a company incorporated in England and Wales, with its registered office at Media House, Bartley Wood Business Park, Bartley Way, Hook, Hampshire, RG27 9UP, England. VMIH is a wholly-owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly-owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of the unsecured senior notes issued by Virgin Media Finance. VMIH's guarantees of these notes are not deemed to be unconditional. Separate condensed financial statements for VMIH have been included in this quarterly report on Form 10-Q pursuant to the rules and regulations of the SEC. VMIH is also one of the guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC, or Virgin Media Secured Finance. VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility.
VMIL was formed on December 18, 2009, as a wholly-owned subsidiary of VMIH. On December 30, 2009, VMIL acceded as a senior subordinated guarantor of the unsecured senior notes issued by Virgin Media Finance, on the same terms as VMIH. As VMIL's guarantees are not deemed to be unconditional, separate condensed financial statements for VMIL have been included in this quarterly report on Form 10-Q pursuant to the rules and regulations of the SEC. VMIL is also one of the guarantors of the senior secured notes issued by Virgin Media Secured Finance.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£190.9	£300.4
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £9.5 (2012) and £10.9 (2011)	447.1	435.4
Derivative financial instruments	3.2	9.5
Prepaid expenses and other current assets	97.0	97.0
Total current assets	740.1	844.2
Fixed assets, net	4,584.6	4,602.7
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Derivative financial instruments	370.8	347.9
Deferred financing costs, net of accumulated amortization of £54.7 (2012) and £44.0 (2011)	68.3	75.7
Other assets	54.0	50.8
Total assets	£7,835.3	£7,938.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£320.8	£304.4
Accrued expenses and other current liabilities	346.1	373.1
Derivative financial instruments	11.4	16.7
VAT and employee taxes payable	81.1	88.4
Interest payable	84.9	106.8
Deferred revenue	316.1	311.8
Current portion of long term debt	179.9	76.6
Total current liabilities	1,340.3	1,277.8
Long term debt, net of current portion	5,768.6	5,778.5
Derivative financial instruments	64.7	53.6
Deferred revenue and other long term liabilities	175.4	190.0
Total liabilities	7,349.0	7,299.9
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.01 par value; authorized 1,000.0 (2012 and 2011) shares; issued and outstanding 273.6 (2012) and 286.7 (2011) shares	1.5	1.6
Additional paid-in capital	3,690.0	3,866.6
Accumulated other comprehensive income	31.7	30.0
Accumulated deficit	(3,236.9)	(3,259.3)
Total shareholders’ equity	486.3	638.9
Total liabilities and shareholders’ equity	£7,835.3	£7,938.8

See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	£1,026.9	£985.8	£2,033.1	£1,968.1
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	403.2	389.9	820.1	801.0
Selling, general and administrative expenses	211.6	203.8	424.4	398.9
Restructuring and other charges	(0.5)	(1.1)	4.9	1.5
Depreciation	233.0	230.2	473.2	459.0
Amortization	0.0	28.1	0.0	62.2
	847.3	850.9	1,722.6	1,722.6
Operating income	179.6	134.9	310.5	245.5
Other income (expense)
Interest expense	(98.6)	(113.1)	(204.2)	(227.7)
Loss on extinguishment of debt	0.0	(10.8)	(58.6)	(28.9)
Share of income from equity investments	0.0	6.8	0.0	15.0
(Loss) gain on derivative instruments	(20.6)	(9.2)	23.9	18.8
Foreign currency (losses) gains	(1.4)	5.9	(5.8)	13.8
Interest income and other, net	6.0	81.6	6.3	83.3
Income from continuing operations before income taxes	65.0	96.1	72.1	119.8
Income tax (expense) benefit	(0.3)	2.1	(0.4)	(17.1)
Income from continuing operations	64.7	98.2	71.7	102.7
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	£64.7	£98.2	£71.7	£101.5
Per share amounts
Income from continuing operations
Basic earnings per share	£0.23	£0.31	£0.26	£0.32
Diluted earnings per share	£0.22	£0.31	£0.25	£0.32
Net income
Basic earnings per share	£0.23	£0.31	£0.26	£0.32
Diluted earnings per share	£0.22	£0.30	£0.25	£0.31
Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.08	$0.08
Total comprehensive income	£61.5	£92.2	£73.4	£77.5

See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	£71.7	£101.5
Loss from discontinued operations	0.0	1.2
Income from continuing operations	71.7	102.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	473.2	521.2
Non-cash interest	(2.4)	(5.6)
Share-based compensation	13.7	14.3
Loss on extinguishment of debt, net of prepayment premiums	10.5	28.9
Income from equity accounted investments, net of dividends received	0.0	(1.5)
Unrealized gains on derivative instruments	(28.9)	(23.8)
Foreign currency gains	(0.7)	(12.9)
Income taxes	3.0	20.2
Other	0.0	3.4
Changes in operating assets and liabilities	(97.0)	(89.2)
Net cash provided by operating activities	443.1	557.7
Investing activities:
Purchase of fixed and intangible assets	(369.7)	(323.6)
Proceeds from sale of fixed assets	1.7	1.2
Principal repayments on loans to equity investments	0.0	19.4
Acquisitions, net of cash acquired	(0.6)	(14.3)
Disposal of equity investments, net	(2.5)	0.0
Other	0.0	2.5
Net cash used in investing activities	(371.1)	(314.8)
Financing activities:
New borrowings, net of financing fees	415.6	927.6
Repurchase of common stock	(217.6)	(212.8)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	5.9
Principal payments on long term debt	(314.2)	(925.2)
Principal payments on capital leases	(50.1)	(30.7)
Proceeds from settlement of cross-currency interest rate swaps	2.3	0.0
Dividends paid	(14.1)	(15.8)
Net cash used in financing activities	(180.2)	(251.0)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(10.4)
Net cash used in discontinued operations	0.0	(10.4)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(2.8)
Decrease in cash and cash equivalents	(109.5)	(21.3)
Cash and cash equivalents, beginning of period	300.4	479.5
Cash and cash equivalents, end of period	£190.9	£458.2
Supplemental disclosure of cash flow information
Cash paid during the period for interest	£201.1	£235.6

See accompanying notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.'s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 21, 2012, or the 2011 Annual Report.
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
Note 3—Long Term Debt
On March 13, 2012, our wholly owned subsidiary, Virgin Media Finance PLC issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019. On March 28, 2012, we used the net proceeds from these new senior notes, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption, which represented the difference between the consideration paid to redeem $500 million of the 9.50% senior notes due 2016 and the carrying value of those notes, and the write-off of associated deferred finance costs.
On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We expect to repay this amount in full by the end of the year.
If the trading price of our common stock exceeds 120% of the conversion price of the convertible senior notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was not achieved in the three months ended June 30, 2012.

Long term debt repayments, excluding capital leases, as of June 30, 2012, were due as follows (in millions):

Year ending June 30:
2013	£100.2
2014	0.0
2015	750.0
2016	0.0
2017	1,322.8
Thereafter	3,529.9
Total debt payments	£5,702.9

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
The conversion hedges do not qualify for equity classification under U.S. GAAP as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was estimated to be £171.6 million as of June 30, 2012, has been included as a non-current derivative financial asset in the condensed consolidated balance sheets. Refer to note 4 for additional discussion of the fair value measurement of the conversion hedges.
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
The tables below present our assets and liabilities measured at fair value as at June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy into which those measurements fall (in millions):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£202.4	£0.0	£202.4
Conversion hedges	0.0	0.0	171.6	171.6
Total	£0.0	£202.4	£171.6	£374.0
Liabilities
Derivative financial instruments	£0.0	£76.1	£0.0	£76.1
Total	£0.0	£76.1	£0.0	£76.1

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
In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:
Derivative financial instruments: As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments such as foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps. These contracts are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy.
The fair values of our derivative financial instruments are disclosed in note 5.

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the condensed consolidated balance sheets. The conversion hedges may only be exercised by us upon maturity of the convertible senior notes. As of June 30, 2012, the fair value of these instruments was estimated to be £171.6 million, using the Black-Scholes Merton valuation technique. The fair values of the conversion hedges are primarily impacted by the price and expected volatility of our stock on the measurement date, but are also impacted by the remaining duration of the options, the strike price ($19.22 per share) of the instrument, the cap price ($35.00 per share) of the instrument, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the June 30, 2012 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

June 30, 2012
Estimated fair value of conversion hedges as reported	£171.6
Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£224.7
Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£113.4

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Other impacts are not significant or are observable. We utilized expected volatility assumptions of 27% and 35% in the valuation of each component of the conversion hedges as of June 30, 2012. An increase in this input in isolation would generally result in a higher value of the conversion hedges while a decrease in this input would result in a lower value of the conversion hedges. Non-performance risk is based on quoted credit default swaps for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £20.0 million and £17.9 million as of June 30, 2012 and 2011, respectively.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 4—Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Balance at December 31, 2011	£138.2
Unrealized gain included in (loss) / gain on derivative instruments	45.3
Unrealized currency translation adjustment included in other comprehensive income	(4.9)
Balance at March 31, 2012	£178.6
Unrealized loss included in (loss) / gain on derivative instruments	(10.6)
Unrealized currency translation adjustment included in other comprehensive income	3.6
Balance at June 30, 2012	£171.6

Future changes in fair values of the conversion hedges will be reported as gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income.
Long term debt: The carrying value of our senior credit facility approximates its fair value and is excluded from the table below. The fair values of our senior notes, convertible senior notes and senior secured notes in the following table are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within level 1 in the fair value hierarchy.
The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £53.0 million and £92.9 million at June 30, 2012 and £45.7 million and £77.9 million at December 31, 2011, respectively, as a result of our application of fair value hedge accounting to these instruments.
The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.50% U.S. dollar convertible senior notes due 2016	£552.7	£958.9	£551.1	£869.1
9.50% U.S. dollar senior notes due 2016	530.1	604.8	849.2	966.4
9.50% euro senior notes due 2016	140.9	165.3	145.3	170.1
8.375% U.S. dollar senior notes due 2019	376.8	432.0	380.6	416.9
8.875% sterling senior notes due 2019	345.4	388.0	345.2	378.9
5.25% U.S. dollar senior notes due 2022	318.3	326.2	0.0	0.0
6.50% U.S. dollar senior secured notes due 2018	629.3	699.9	635.4	663.5
7.00% sterling senior secured notes due 2018	865.2	937.4	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	360.5	325.4	353.1	321.8
5.50% sterling senior secured notes due 2021	737.8	685.8	722.4	640.3

Note 5—Derivative Financial Instruments and Hedging Activities
Strategies and Objectives for Holding Derivative Instruments
Our operations are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and certain changes in the fair value of derivative instruments in our condensed consolidated statements of comprehensive income.
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
During the three and six months ended June 30, 2012, we recognized losses of £14.3 million and gains of £28.4 million on derivative instruments, respectively, relating to derivative instruments that were not designated or qualifying as a hedging instrument.
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
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at June 30, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swaps for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.
Refer to note 4 for a discussion of the conversion hedges.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2012	December 31, 2011
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£0.0	£0.1
Economic Hedge
Foreign currency forward rate contracts	0.1	1.6
Interest rate swaps	0.3	0.2
Cross-currency interest rate swaps	2.8	7.6
	£3.2	£9.5
Included within non-current assets:
Accounting Hedge
Interest rate swaps	£89.9	£78.0
Cross-currency interest rate swaps	79.1	94.3
Economic Hedge
Interest rate swaps	2.4	3.1
Cross-currency interest rate swaps	27.8	34.3
Conversion hedges	171.6	138.2
	£370.8	£347.9
Included within current liabilities:
Economic Hedge
Interest rate swaps	£7.8	£7.5
Cross-currency interest rate swaps	3.6	9.2
	£11.4	£16.7
Included within non-current liabilities:
Accounting Hedge
Cross-currency interest rate swaps	£20.4	£7.3
Economic Hedge
Interest rate swaps	38.6	38.4
Cross-currency interest rate swaps	5.7	7.9
	£64.7	£53.6
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
As of June 30, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at June 30, 2012, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$850m senior notes due 2016
August 2016	Accounting	$850.0	£526.7	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	500.0	313.6	5.25%	5.80%
		$4,450.0	£2,644.6
€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%
		€180.0	£158.6
Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
		£68.5	€100.0
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations
As of June 30, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.
The terms of our outstanding interest rate swap contracts at June 30, 2012 were as follows:

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
Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions
As of June 30, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
July 2012 to December 2012	Economic	$72.0	£45.7	1.5750

Cash Flow Hedging
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
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of comprehensive income in the period in which they occur. During the three and six months ended June 30, 2012 and 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and six months ended June 30, 2012 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	(66.4)	0.0	(66.4)	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	60.4	0.0	60.4	0.0	0.0
Interest expense	1.4	0.0	1.4	0.0	0.0
Balance at March 31, 2012	£(37.0)	£3.3	£(29.8)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	31.5	0.0	31.4	0.0	0.1
Amounts reclassified to earnings impacting:
Foreign exchange loss	(31.1)	0.0	(31.1)	0.0	0.0
Interest expense	1.9	0.0	1.9	0.0	0.0
Operating costs	(0.1)	0.0	0.0	(0.1)	0.0
Balance at June 30, 2012	£(34.8)	£3.3	£(27.6)	£0.0	£(10.5)
Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be losses of £0.3 million relating to interest rate swaps, losses of £5.7 million relating to cross-currency interest rate swaps, and income of £0.0 million relating to forward foreign exchange contracts.
Fair Value Hedging
For derivative instruments that are designated in qualifying fair value Accounting Hedge relationships, the gain or loss on the derivative, inclusive of counterparty non-performance risk, is reported in earnings. The difference between these movements and changes in the fair value of the hedged debt obligations due to changes in the hedged risks is referred to as hedge ineffectiveness. In our condensed consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our condensed consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statements of comprehensive income in the period in which they occur. We recognized hedge ineffectiveness losses of £6.2 million and £4.5 million for the three and six months ended June 30, 2012, respectively, and losses of £0.0 million and £1.8 million for the three and six months ended June 30, 2011, respectively.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 6—Shareholders' Equity and Share Based Compensation
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
During the first quarter of 2012, we entered into a capped Accelerated Stock Repurchase (ASR) to purchase $250 million (£157.3 million) of our common stock. We received 10.2 million shares of common stock in connection with the ASR at an average purchase price per share of $24.58. The ASR was terminated on March 26, 2012 and the shares of common stock so acquired were cancelled.
During the three months ended June 30, 2012, we repurchased 4.2 million shares of common stock in connection with the second phase capital structure optimization program, at an average purchase price per share of $22.54 ($94.9 million, or £60.3 million, in aggregate), through open market repurchases. The shares of common stock so acquired were held in treasury as of June 30, 2012, and cancelled in July 2012.
During the three months ended June 30, 2011, we repurchased 4.8 million shares of common stock in connection with the 2010 capital structure optimization program, at an average purchase price per share of $31.40 ($151.0 million, or £92.6 million in aggregate), through open market repurchases. The shares of common stock acquired in connection with this program were cancelled.
During the six months ended June 30, 2011, we repurchased 12.0 million shares of common stock in connection with the first phase capital structure optimization program, at an average purchase price per share of $28.83 ($345.5 million, or £212.6 million, in aggregate), through open market repurchases. The shares of common stock acquired in connection with this program were cancelled.
Total share based compensation expense included within selling, general and administrative expenses in the condensed consolidated statements of comprehensive income was £6.1 million and £13.7 million for the three and six months ended June 30, 2012, respectively, and £7.3 million and £14.3 million for the same periods in 2011.
Note 7—Income Per Common Share

Basic net income per common share is computed by dividing the net income for the three and six months ended June 30, 2012 and 2011 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow and restricted stock units, and the if-converted method for shares potentially issuable under our convertible senior notes.
The weighted average number of shares outstanding for the three and six months ended June 30, 2012 and 2011 is computed as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of shares outstanding at start of period	277.6	316.8	286.4	321.3
Issue of common stock (average number outstanding during the period)	0.2	0.6	1.0	2.1
Purchase of treasury shares (weighted average)	(1.6)	(1.8)	(8.2)	(5.4)
Weighted average number of shares outstanding	276.2	315.6	279.2	318.0

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 7—Income Per Common Share (continued)

The following table sets forth the components of basic and diluted income per common share (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator for basic income per common share from continuing operations	£64.7	£98.2	£71.7	£102.7
Interest on senior convertible notes, net of tax	10.0	13.2	0.0	0.0
Numerator for diluted income per common share from continuing operations	£74.7	£111.4	£71.7	£102.7
Weighted average number of shares:
Denominator for basic income per common share	276.2	315.6	279.2	318.0
Effect of dilutive securities:
Share based awards to employees	4.0	6.5	4.2	6.5
Shares issuable under senior convertible notes	52.0	52.0	0.0	0.0
Denominator for diluted income per common share	332.2	374.1	283.4	324.5

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income per common share (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	5.2	1.2	5.1	1.3
Sharesave options	0.0	0.0	0.0	0.0
Restricted stock held in escrow	0.1	0.6	0.1	0.6
Restricted stock units	3.3	3.6	3.3	3.6
Shares issuable under convertible senior notes	0.0	0.0	52.0	52.0
In the three and six months ended June 30, 2012, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because generally their exercise prices exceeded our average share price during the calculation period.
In the three and six months ended June 30, 2012, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of June 30, 2012.
In the three months ended June 30, 2012, the common shares issuable under our convertible notes have been included in the calculation of the diluted weighted average number of shares because the effect of their inclusion is dilutive, however for the six months ended June 30, 2012 the shares underlying the same instruments are anti-dilutive and have been excluded from the calculation of the diluted weighted average number of shares, based on the application of the if-converted method, which assumes that interest charges applicable to the convertible notes, net of the income tax effect, are added to income (loss) for the period and that the common shares issuable upon conversion of the convertible notes are added to the number of weighted average shares outstanding.
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
Note 8—Comprehensive Income

Comprehensive income comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income for period	£64.7	£98.2	£71.7	£101.5
Currency translation adjustment	(6.6)	(0.7)	2.9	(0.6)
Net unrealized gains (losses) on derivatives, net of tax	31.5	(8.5)	(34.9)	(65.5)
Reclassification of derivative (gains) losses to net income, net of tax	(29.3)	3.2	32.5	42.1
Pension liability adjustment, net of tax	1.2	0.0	1.2	0.0
	£61.5	£92.2	£73.4	£77.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 8—Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2012	December 31, 2011
Foreign currency translation	£152.8	£149.9
Pension liability adjustment	(86.3)	(87.5)
Net unrealized losses on derivatives	(34.8)	(32.4)
	£31.7	£30.0
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
Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £29.7 million as of June 30, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2013.
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

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 10—Industry Segments (continued)

Segment information for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£860.9	£166.0	£1,026.9	£834.6	£151.2	£985.8
Segment contribution	£513.7	£91.7	£605.4	£494.5	£91.8	£586.3
	Six months ended June 30, 2012			Six months ended June 30, 2011
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£1,696.7	£336.4	£2,033.1	£1,657.8	£310.3	£1,968.1
Segment contribution	£1,000.4	£182.9	£1,183.3	£979.5	£184.4	£1,163.9

The reconciliation of total segment contribution to consolidated operating income and net income is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total segment contribution	£605.4	£586.3	£1,183.3	£1,163.9
Other operating and corporate costs	193.3	194.2	394.7	395.7
Restructuring and other charges	(0.5)	(1.1)	4.9	1.5
Depreciation	233.0	230.2	473.2	459.0
Amortization	0.0	28.1	0.0	62.2
Consolidated operating income	179.6	134.9	310.5	245.5
Other income (expense)
Interest expense	(98.6)	(113.1)	(204.2)	(227.7)
Loss on extinguishment of debt	0.0	(10.8)	(58.6)	(28.9)
Share of income from equity investments	0.0	6.8	0.0	15.0
(Loss) gain on derivative instruments	(20.6)	(9.2)	23.9	18.8
Foreign currency (losses) gains	(1.4)	5.9	(5.8)	13.8
Interest income and other, net	6.0	81.6	6.3	83.3
Income tax (expense) benefit	(0.3)	2.1	(0.4)	(17.1)
Income from continuing operations	64.7	98.2	71.7	102.7
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	£64.7	£98.2	£71.7	£101.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 11—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 as required by Rule 3-10(d) of Regulation S-X.
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

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	June 30, 2012
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£8.9	£1.0	£0.4	£0.0	£0.0	£180.6	£0.0	£190.9
Restricted cash	0.0	0.0	0.0	0.0	0.0	1.9	0.0	1.9
Other current assets	0.8	0.0	0.0	11.1	0.0	535.4	0.0	547.3
Total current assets	9.7	1.0	0.4	11.1	0.0	717.9	0.0	740.1
Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,584.6	0.0	4,584.6
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,032.5	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	877.6	399.9	(759.3)	1,725.9	2,456.9	(2,596.6)	(2,104.4)	0.0
Other assets, net	178.4	21.2	1.1	199.1	0.0	93.3	0.0	493.1
Total assets	£1,065.7	£422.1	£(772.8)	£1,936.1	£2,456.9	£4,831.7	£(2,104.4)	£7,835.3
Current liabilities	£26.5	£45.1	£5.6	£186.4	£0.0	£1,859.3	£(782.6)	£1,340.3
Long-term debt, net of current portion	552.7	1,711.6	0.0	0.0	0.0	3,504.3	0.0	5,768.6
Other long-term liabilities	0.2	0.0	0.1	58.9	0.0	180.9	0.0	240.1
Total liabilities	579.4	1,756.7	5.7	245.3	0.0	5,544.5	(782.6)	7,349.0
Shareholders’ equity (deficit)	486.3	(1,334.6)	(778.5)	1,690.8	2,456.9	(712.8)	(1,321.8)	486.3
Total liabilities and shareholders’ equity (deficit)	£1,065.7	£422.1	£(772.8)	£1,936.1	£2,456.9	£4,831.7	£(2,104.4)	£7,835.3

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	December 31, 2011
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£1.9	£0.3	£0.1	£0.0	£281.9	£0.0	£300.4
Restricted cash	0.0	0.0	0.0	0.0	0.0	1.9	0.0	1.9
Other current assets	0.3	0.0	1.0	16.3	0.0	524.3	0.0	541.9
Total current assets	16.5	1.9	1.3	16.4	0.0	808.1	0.0	844.2
Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,602.7	0.0	4,602.7
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,032.5	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	330.2	(841.2)	1,474.5	2,217.5	(2,902.6)	(1,320.6)	0.0
Other assets, net	146.1	23.5	0.0	208.4	0.0	96.4	0.0	474.4
Total assets	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8
Current liabilities	£14.6	£52.2	£13.6	£101.2	£0.0	£1,897.8	£(801.6)	£1,277.8
Long-term debt, net of current portion	551.1	1,720.3	0.0	0.0	0.0	3,507.1	0.0	5,778.5
Other long-term liabilities	0.2	0.0	0.0	45.8	0.0	197.6	0.0	243.6
Total liabilities	565.9	1,772.5	13.6	147.0	0.0	5,602.5	(801.6)	7,299.9
Shareholders’ equity (deficit)	638.9	(1,416.9)	(868.5)	1,552.3	2,217.5	(965.4)	(519.0)	638.9
Total liabilities and shareholders’ equity (deficit)	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended June 30, 2012
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,026.9	£0.0	£1,026.9
Operating costs	0.0	0.0	0.0	0.0	0.0	(403.2)	0.0	(403.2)
Selling, general and administrative expenses	(3.7)	0.0	0.0	0.0	0.0	(207.9)	0.0	(211.6)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	0.5	0.0	0.5
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(233.0)	0.0	(233.0)
Operating income (loss)	(3.7)	0.0	0.0	0.0	0.0	183.3	0.0	179.6
Interest expense	(27.0)	(39.2)	(2.7)	(82.9)	0.0	(229.9)	283.1	(98.6)
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Loss on derivative instruments	(10.7)	0.0	0.0	(9.9)	0.0	0.0	0.0	(20.6)
Foreign currency (losses) gains	(0.1)	1.4	(4.2)	11.2	0.0	3.5	(13.2)	(1.4)
Interest income and other, net	0.0	39.1	3.8	46.6	0.0	199.6	(283.1)	6.0
Income tax expense	0.0	0.0	0.0	(0.2)	0.0	(0.1)	0.0	(0.3)
Income (loss) from continuing operations	(41.5)	1.3	(3.1)	(35.2)	0.0	156.4	(13.2)	64.7
Equity in net income (loss) of subsidiaries	106.2	102.1	109.2	150.6	149.9	0.0	(618.0)	0.0
Net income (loss)	£64.7	£103.4	£106.1	£115.4	£149.9	£156.4	£(631.2)	£64.7
Total comprehensive income (loss)	£45.8	£103.4	£105.1	£117.4	£149.9	£157.8	£(617.9)	£61.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended June 30, 2011
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£985.8	£0.0	£985.8
Operating costs	0.0	0.0	0.0	0.0	0.0	(389.9)	0.0	(389.9)
Selling, general and administrative expenses	(4.4)	0.0	0.0	0.0	0.0	(199.4)	0.0	(203.8)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	1.1	0.0	1.1
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(258.3)	0.0	(258.3)
Operating income (loss)	(4.4)	0.0	0.0	0.0	0.0	139.3	0.0	134.9
Interest expense	(14.6)	(48.5)	(9.0)	(97.7)	0.0	(265.7)	322.4	(113.1)
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	0.0	(10.8)	0.0	(10.8)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	6.8	0.0	6.8
(Loss) gain on derivative instruments	4.5	0.0	0.0	(13.8)	0.0	0.1	0.0	(9.2)
Foreign currency gains (losses)	(0.5)	(1.9)	5.5	(10.5)	0.0	13.3	0.0	5.9
Interest income and other, net	0.6	48.5	10.0	43.4	0.0	301.5	(322.4)	81.6
Income tax benefit	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1
Income (loss) from continuing operations	(14.4)	(1.9)	6.5	(78.6)	0.0	186.6	0.0	98.2
Equity in net income (loss) of subsidiaries	112.6	100.9	106.1	179.4	164.0	0.0	(663.0)	0.0
Net income (loss)	£98.2	£99.0	£112.6	£100.8	£164.0	£186.6	£(663.0)	£98.2
Total comprehensive income (loss)	£98.3	£99.0	£112.5	£95.5	£164.0	£186.6	£(663.7)	£92.2

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2012
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£2,033.1	£0.0	£2,033.1
Operating costs	0.0	0.0	0.0	0.0	0.0	(820.1)	0.0	(820.1)
Selling, general and administrative expenses	(7.5)	0.0	0.0	0.0	0.0	(416.9)	0.0	(424.4)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(4.9)	0.0	(4.9)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(473.2)	0.0	(473.2)
Operating income (loss)	(7.5)	0.0	0.0	0.0	0.0	318.0	0.0	310.5
Interest expense	(52.5)	(82.9)	(5.4)	(174.5)	0.0	(479.8)	590.9	(204.2)
Loss on extinguishment of debt	0.0	(58.6)	0.0	0.0	0.0	0.0	0.0	(58.6)
Gain (loss) on derivative instruments	39.9	0.0	0.0	(16.0)	0.0	0.0	0.0	23.9
Foreign currency (losses) gains	(0.4)	(5.9)	(4.3)	(8.2)	0.0	7.9	5.1	(5.8)
Interest income and other, net	0.0	86.3	7.7	96.7	0.0	406.5	(590.9)	6.3
Income tax expense	0.0	0.0	0.0	(0.2)	0.0	(0.2)	0.0	(0.4)
Income (loss) from continuing operations	(20.5)	(61.1)	(2.0)	(102.2)	0.0	252.4	5.1	71.7
Equity in net income (loss) of subsidiaries	92.2	144.6	94.1	241.7	240.5	0.0	(813.1)	0.0
Net income (loss)	£71.7	£83.5	£92.1	£139.5	£240.5	£252.4	£(808.0)	£71.7
Total comprehensive income (loss)	£79.1	£83.5	£92.6	£136.9	£240.5	£253.8	£(813.0)	£73.4

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2011
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,968.1	£0.0	£1,968.1
Operating costs	0.0	0.0	0.0	0.0	0.0	(801.0)	0.0	(801.0)
Selling, general and administrative expenses	(8.2)	0.0	0.0	0.0	0.0	(390.7)	0.0	(398.9)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(1.5)	0.0	(1.5)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(521.2)	0.0	(521.2)
Operating income (loss)	(8.2)	0.0	0.0	0.0	0.0	253.7	0.0	245.5
Interest expense	(29.3)	(97.0)	(21.5)	(197.6)	0.0	(521.7)	639.4	(227.7)
Loss on extinguishment of debt	0.0	0.0	0.0	(18.1)	0.0	(10.8)	0.0	(28.9)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	15.0	0.0	15.0
Gain on derivative instruments	14.8	0.0	0.0	3.9	0.0	0.1	0.0	18.8
Foreign currency gains (losses)	(0.3)	(1.9)	6.3	(9.2)	0.0	18.9	0.0	13.8
Interest income and other, net	3.4	97.6	23.6	84.5	0.0	513.6	(639.4)	83.3
Income tax (expense) benefit	0.0	0.0	0.0	(23.3)	0.0	6.2	0.0	(17.1)
Income (loss) from continuing operations	(19.6)	(1.3)	8.4	(159.8)	0.0	275.0	0.0	102.7
Loss on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	121.1	100.4	112.7	260.1	273.8	0.0	(868.1)	0.0
Net income (loss)	£101.5	£99.1	£121.1	£100.3	£273.8	£273.8	£(868.1)	£101.5
Total comprehensive income (loss)	£102.4	£99.1	£122.2	£53.6	£273.8	£297.1	£(870.7)	£77.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2012
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(33.7)	£(46.9)	£(4.3)	£(103.0)	£0.0	£631.0	£0.0	£443.1
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(369.7)	0.0	(369.7)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	1.7	0.0	1.7
Principal drawdowns (repayments) on loans to group companies	261.5	44.3	4.4	0.6	0.0	(310.8)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	0.0	0.0	(0.6)	0.0	(0.6)
Disposal of equity investments, net	0.0	0.0	0.0	0.0	0.0	(2.5)	0.0	(2.5)
Net cash (used in) provided by investing activities	261.5	44.3	4.4	0.6	0.0	(681.9)	0.0	(371.1)
Financing activities:
New borrowings, net of financing fees	0.0	315.7	0.0	100.0	0.0	(0.1)	0.0	415.6
Repurchase of common stock	(217.6)	0.0	0.0	0.0	0.0	0.0	0.0	(217.6)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	0.0	0.0	0.0	0.0	0.0	0.0	(2.1)
Principal payments on long term debt and capital leases	0.0	(314.0)	0.0	0.0	0.0	(50.3)	0.0	(364.3)
Proceeds from settlement of cross-currency swaps	0.0	0.0	0.0	2.3	0.0	0.0	0.0	2.3
Dividends paid	(14.1)	0.0	0.0	0.0	0.0	0.0	0.0	(14.1)
Net cash (used in) provided by financing activities	(233.8)	1.7	0.0	102.3	0.0	(50.4)	0.0	(180.2)
Effect of exchange rates on cash and cash equivalents	(1.3)	0.0	0.0	0.0	0.0	0.0	0.0	(1.3)
(Decrease) increase in cash and cash equivalents	(7.3)	(0.9)	0.1	(0.1)	0.0	(101.3)	0.0	(109.5)
Cash and cash equivalents at beginning of period	16.2	1.9	0.3	0.1	0.0	281.9	0.0	300.4
Cash and cash equivalents at end of period	£8.9	£1.0	£0.4	£0.0	£0.0	£180.6	£0.0	£190.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 11—Condensed Consolidating Financial Information—Senior Notes (continued)

	Six months ended June 30, 2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(20.2)	£(6.6)	£4.5	£(152.0)	£0.0	£732.0	£0.0	£557.7
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(323.6)	0.0	(323.6)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	1.2	0.0	1.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	19.4	0.0	19.4
Principal drawdowns (repayments) on loans to group companies	185.6	6.7	(4.3)	171.2	0.0	(359.2)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	0.0	0.0	(14.3)	0.0	(14.3)
Other	0.0	0.0	0.0	0.0	0.0	2.5	0.0	2.5
Net cash (used in) provided by investing activities	185.6	6.7	(4.3)	171.2	0.0	(674.0)	0.0	(314.8)
Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(10.3)	0.0	937.9	0.0	927.6
Repurchase of common stock	(212.8)	0.0	0.0	0.0	0.0	0.0	0.0	(212.8)
Proceeds from employee stock option exercises, net of taxes reimbursed	5.9	0.0	0.0	0.0	0.0	0.0	0.0	5.9
Principal payments on long term debt and capital leases	0.0	0.0	0.0	0.0	0.0	(955.9)	0.0	(955.9)
Dividends paid	(15.8)	0.0	0.0	0.0	0.0	0.0	0.0	(15.8)
Net cash used in financing activities	(222.7)	0.0	0.0	(10.3)	0.0	(18.0)	0.0	(251.0)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Effect of exchange rates on cash and cash equivalents	(2.8)	0.0	0.0	0.0	0.0	0.0	0.0	(2.8)
(Decrease) increase in cash and cash equivalents	(60.1)	0.1	0.2	8.9	0.0	29.6	0.0	(21.3)
Cash and cash equivalents at beginning of period	101.3	1.8	0.4	4.5	0.0	371.5	0.0	479.5
Cash and cash equivalent sat end of period	£41.2	£1.9	£0.6	£13.4	£0.0	£401.1	£0.0	£458.2

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 12—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021

	June 30, 2012
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£8.9	£0.0	£178.9	£3.1	£0.0	£190.9
Restricted cash	0.0	0.0	1.0	0.9	0.0	1.9
Other current assets	0.8	0.0	546.5	0.0	0.0	547.3
Total current assets	9.7	0.0	726.4	4.0	0.0	740.1
Fixed assets, net	0.0	0.0	3,977.6	607.0	0.0	4,584.6
Goodwill and intangible assets, net	0.0	0.0	1,869.2	148.3	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	877.6	2,598.3	(1,231.4)	1,396.7	(3,641.2)	0.0
Other assets, net	178.4	26.8	286.8	1.1	0.0	493.1
Total assets	£1,065.7	£2,625.1	£5,628.6	£2,157.1	£(3,641.2)	£7,835.3
Current liabilities	£26.5	£28.9	£1,525.5	£542.0	£(782.6)	£1,340.3
Long term debt, net of current portion	552.7	2,592.7	2,623.2	0.0	0.0	5,768.6
Other long term liabilities	0.2	0.0	222.9	17.0	0.0	240.1
Total liabilities	579.4	2,621.6	4,371.6	559.0	(782.6)	7,349.0
Shareholders’ equity (deficit)	486.3	3.5	1,257.0	1,598.1	(2,858.6)	486.3
Total liabilities and shareholders’ equity	£1,065.7	£2,625.1	£5,628.6	£2,157.1	£(3,641.2)	£7,835.3

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	December 31, 2011
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£0.0	£263.8	£20.4	£0.0	£300.4
Restricted cash	0.0	0.0	1.0	0.9	0.0	1.9
Other current assets	0.3	0.0	521.4	20.2	0.0	541.9
Total current assets	16.5	0.0	786.2	41.5	0.0	844.2
Fixed assets, net	0.0	0.0	3,986.8	615.9	0.0	4,602.7
Goodwill and intangible assets, net	0.0	0.0	1,869.2	148.3	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	2,578.1	(1,521.3)	1,389.7	(3,488.7)	0.0
Other assets, net	146.1	28.8	298.9	0.6	0.0	474.4
Total assets	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8
Current liabilities	£14.6	£28.9	£1,386.9	£649.0	£(801.6)	£1,277.8
Long term debt, net of current portion	551.1	2,575.4	2,652.0	0.0	0.0	5,778.5
Other long term liabilities	0.2	0.0	211.2	32.2	0.0	243.6
Total liabilities	565.9	2,604.3	4,250.1	681.2	(801.6)	7,299.9
Shareholders’ equity (deficit)	638.9	2.6	1,169.7	1,514.8	(2,687.1)	638.9
Total liabilities and shareholders’ equity	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended June 30, 2012
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£966.1	£60.8	£0.0	£1,026.9
Operating costs	0.0	0.0	(384.8)	(18.4)	0.0	(403.2)
Selling, general and administrative expenses	(3.7)	0.0	(194.8)	(13.1)	0.0	(211.6)
Restructuring and other charges	0.0	0.0	0.4	0.1	0.0	0.5
Depreciation and amortization	0.0	0.0	(211.6)	(21.4)	0.0	(233.0)
Operating income (loss)	(3.7)	0.0	175.3	8.0	0.0	179.6
Interest expense	(27.0)	(40.3)	(228.3)	(93.6)	290.6	(98.6)
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	0.0
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	0.0
Loss on derivative instruments	(10.7)	0.0	(9.9)	0.0	0.0	(20.6)
Foreign currency (losses) gains	(0.1)	0.0	30.3	(18.4)	(13.2)	(1.4)
Interest and other income, net	0.0	40.9	150.7	105.0	(290.6)	6.0
Income tax expense	0.0	0.0	(0.3)	0.0	0.0	(0.3)
Income (loss) from continuing operations	(41.5)	0.6	117.8	1.0	(13.2)	64.7
Equity in net income (loss) of subsidiaries	106.2	0.0	7.8	105.2	(219.2)	0.0
Net income (loss)	£64.7	£0.6	£125.6	£106.2	£(232.4)	£64.7
Total comprehensive income (loss)	£45.8	£0.6	£125.6	£108.7	£(219.2)	£61.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Three months ended June 30, 2011
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£869.3	£116.5	£0.0	£985.8
Operating costs	0.0	0.0	(324.2)	(65.7)	0.0	(389.9)
Selling, general and administrative expenses	(4.4)	0.0	(175.5)	(23.9)	0.0	(203.8)
Restructuring and other charges	0.0	0.0	1.0	0.1	0.0	1.1
Depreciation and amortization	0.0	0.0	(256.2)	(2.1)	0.0	(258.3)
Operating income (loss)	(4.4)	0.0	114.4	24.9	0.0	134.9
Interest expense	(14.6)	(40.2)	(271.0)	(109.7)	322.4	(113.1)
Loss on extinguishment of debt	0.0	0.0	(10.8)	0.0	0.0	(10.8)
Share of income from equity investments	0.0	0.0	0.0	6.8	0.0	6.8
(Loss) gain on derivative instruments	4.5	0.0	(13.7)	0.0	0.0	(9.2)
Foreign currency gains (losses)	(0.5)	0.0	(5.0)	11.4	0.0	5.9
Interest and other income, net	0.6	39.4	254.8	109.2	(322.4)	81.6
Income tax benefit (expense)	0.0	0.0	(0.8)	2.9	0.0	2.1
Income (loss) from continuing operations	(14.4)	(0.8)	67.9	45.5	0.0	98.2
Equity in net income (loss) of subsidiaries	112.6	0.0	52.4	67.1	(232.1)	0.0
Net income (loss)	£98.2	£(0.8)	£120.3	£112.6	£(232.1)	£98.2
Total comprehensive income (loss)	£98.3	£(0.8)	£120.3	£106.5	£(232.1)	£92.2

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2012
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£1,913.3	£119.8	£0.0	£2,033.1
Operating costs	0.0	0.0	(783.4)	(36.7)	0.0	(820.1)
Selling, general and administrative expenses	(7.5)	0.0	(390.6)	(26.3)	0.0	(424.4)
Restructuring and other charges	0.0	0.0	(2.6)	(2.3)	0.0	(4.9)
Depreciation and amortization	0.0	0.0	(430.4)	(42.8)	0.0	(473.2)
Operating income (loss)	(7.5)	0.0	306.3	11.7	0.0	310.5
Interest expense	(52.5)	(81.1)	(482.4)	(194.2)	606.0	(204.2)
Loss on extinguishment of debt	0.0	0.0	(58.6)	0.0	0.0	(58.6)
Gain (loss) on derivative instruments	39.9	0.0	(16.0)	0.0	0.0	23.9
Foreign currency (losses) gains	(0.4)	0.0	(2.7)	(7.8)	5.1	(5.8)
Interest and other income, net	0.0	82.0	317.4	212.9	(606.0)	6.3
Income tax expense	0.0	0.0	(0.4)	0.0	0.0	(0.4)
Income (loss) from continuing operations	(20.5)	0.9	63.6	22.6	5.1	71.7
Equity in net income (loss) of subsidiaries	92.2	0.0	24.8	69.6	(186.6)	0.0
Net income (loss)	£71.7	£0.9	£88.4	£92.2	£(181.5)	£71.7
Total comprehensive income (loss)	£79.1	£0.9	£88.4	£91.6	£(186.6)	£73.4

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2011
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£1,737.9	£230.2	£0.0	£1,968.1
Operating costs	0.0	0.0	(668.0)	(133.0)	0.0	(801.0)
Selling, general and administrative expenses	(8.2)	0.0	(340.7)	(50.0)	0.0	(398.9)
Restructuring and other charges	0.0	0.0	(1.4)	(0.1)	0.0	(1.5)
Depreciation and amortization	0.0	0.0	(488.3)	(32.9)	0.0	(521.2)
Operating income (loss)	(8.2)	0.0	239.5	14.2	0.0	245.5
Interest expense	(29.3)	(74.2)	(534.8)	(228.8)	639.4	(227.7)
Loss on extinguishment of debt	0.0	0.0	(28.9)	0.0	0.0	(28.9)
Share of income from equity investments	0.0	0.0	0.0	15.0	0.0	15.0
Gain on derivative instruments	14.8	0.0	4.0	0.0	0.0	18.8
Foreign currency gains (losses)	(0.3)	0.0	(18.4)	32.5	0.0	13.8
Interest and other income, net	3.4	70.0	428.4	220.9	(639.4)	83.3
Income tax (expense) benefit	0.0	0.0	(19.9)	2.8	0.0	(17.1)
Income (loss) from continuing operations	(19.6)	(4.2)	69.9	56.6	0.0	102.7
Loss on discontinued operations, net of tax	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	121.1	0.0	68.8	65.7	(255.6)	0.0
Net income (loss)	£101.5	£(4.2)	£138.7	£121.1	£(255.6)	£101.5
Total comprehensive income (loss)	£102.4	£(4.2)	£138.7	£96.2	£(255.6)	£77.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2012
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(33.7)	£0.9	£471.8	£4.1	£0.0	£443.1
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(317.5)	(52.2)	0.0	(369.7)
Proceeds from sale of fixed assets	0.0	0.0	1.7	0.0	0.0	1.7
Principal drawdowns (repayments) on loans to group companies	261.5	(0.7)	(294.8)	34.0	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	(0.6)	0.0	(0.6)
Disposal of equity investments, net	0.0	0.0	0.0	(2.5)	0.0	(2.5)
Net cash (used in) provided by investing activities	261.5	(0.7)	(610.6)	(21.3)	0.0	(371.1)
Financing activities:
New borrowings, net of financing fees	0.0	(0.2)	415.9	(0.1)	0.0	415.6
Repurchase of common stock	(217.6)	0.0	0.0	0.0	0.0	(217.6)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	0.0	0.0	0.0	0.0	(2.1)
Principal payments on long term debt and capital leases	0.0	0.0	(364.3)	0.0	0.0	(364.3)
Proceeds from settlement of cross-currency swaps	0.0	0.0	2.3	0.0	0.0	2.3
Dividends paid	(14.1)	0.0	0.0	0.0	0.0	(14.1)
Net cash (used in) provided by financing activities	(233.8)	(0.2)	53.9	(0.1)	0.0	(180.2)
Effect of exchange rates on cash and cash equivalents	(1.3)	0.0	0.0	0.0	0.0	(1.3)
Decrease in cash and cash equivalents	(7.3)	0.0	(84.9)	(17.3)	0.0	(109.5)
Cash and cash equivalents at beginning of period	16.2	0.0	263.8	20.4	0.0	300.4
Cash and cash equivalents at end of period	£8.9	£0.0	£178.9	£3.1	£0.0	£190.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Six months ended June 30, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(20.2)	£(0.4)	£453.3	£125.0	£0.0	£557.7
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(309.1)	(14.5)	0.0	(323.6)
Proceeds from sale of fixed assets	0.0	0.0	1.2	0.0	0.0	1.2
Principal repayments on loans to equity investments	0.0	0.0	0.0	19.4	0.0	19.4
Principal draw downs (repayments) on loans to group companies	185.6	(941.1)	862.5	(107.0)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	(14.3)	0.0	(14.3)
Other	0.0	0.0	0.0	2.5	0.0	2.5
Net cash (used in) provided by investing activities	185.6	(941.1)	554.6	(113.9)	0.0	(314.8)
Financing activities:
New borrowings, net of financing fees	0.0	941.5	(13.9)	0.0	0.0	927.6
Repurchase of common stock	(212.8)	0.0	0.0	0.0	0.0	(212.8)
Proceeds from employee stock option exercises, net of taxes reimbursed	5.9	0.0	0.0	0.0	0.0	5.9
Principal payments on long term debt and capital leases	0.0	0.0	(955.9)	0.0	0.0	(955.9)
Dividends paid	(15.8)	0.0	0.0	0.0	0.0	(15.8)
Net cash (used in) provided by financing activities	(222.7)	941.5	(969.8)	0.0	0.0	(251.0)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Net cash used in discontinued operations	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Effect of exchange rates on cash and cash equivalents	(2.8)	0.0	0.0	0.0	0.0	(2.8)
(Decrease) increase in cash and cash equivalents	(60.1)	0.0	38.1	0.7	0.0	(21.3)
Cash and cash equivalents at beginning of period	101.3	0.0	356.9	21.3	0.0	479.5
Cash and cash equivalents at end of period	£41.2	£0.0	£395.0	£22.0	£0.0	£458.2

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 13 - Subsequent Events

On July 24, 2012, we entered into a $175 million capped accelerated stock repurchase agreement under the second phase capital structure optimization program. Under the terms of this agreement, we paid $175 million from cash on hand to repurchase outstanding shares of our common stock. On July 27, 2012, we received an initial delivery of 5.0 million shares under this agreement. The total number of shares that we will ultimately receive will be based generally on the daily volume-weighted average share price of our common stock over a defined time period, the end of which is expected to be no later than October 25, 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£180.6	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £9.5 (2012) and £10.9 (2011)	447.1	435.4
Derivative financial instruments	3.2	9.5
Prepaid expenses and other current assets	96.2	95.6
Total current assets	729.0	824.4
Fixed assets, net	4,488.2	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Derivative financial instruments	199.2	209.6
Deferred financing costs, net of accumulated amortization of £32.4 (2012) and £28.0 (2011)	40.3	44.5
Other assets	52.9	50.8
Due from group companies	1,528.8	1,223.2
Total assets	£9,065.0	£8,880.7
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£320.7	£304.3
Accrued expenses and other current liabilities	345.5	372.0
Derivative financial instruments	11.4	16.7
VAT and employee taxes payable	81.1	88.4
Interest payable	36.7	51.5
Interest payable to group companies	131.9	137.0
Deferred revenue	316.1	311.8
Current portion of long term debt	243.6	140.9
Total current liabilities	1,487.0	1,422.6
Long term debt, net of current portion	3,504.3	3,507.1
Long term debt due to group companies, net of current portion	2,143.3	2,155.3
Derivative financial instruments	64.7	53.4
Deferred revenue and other long term liabilities	175.1	190.0
Total liabilities	7,374.4	7,328.4
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2012 and 2011); issued and outstanding 224,552 ordinary shares (2012 and 2011)	0.0	0.0
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(121.1)	(119.9)
Accumulated deficit	(2,559.6)	(2,699.1)
Total shareholder’s equity	1,690.6	1,552.3
Total liabilities and shareholder’s equity	£9,065.0	£8,880.7
See accompanying notes

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	£997.5	£960.1	£1,975.3	£1,917.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	392.8	380.7	798.9	782.3
Selling, general and administrative expenses	198.1	192.8	397.4	377.7
Restructuring and other charges	(0.5)	(1.1)	4.7	1.4
Depreciation	227.3	224.7	462.0	448.0
Amortization	0.0	28.1	0.0	62.2
Total costs and expenses	817.7	825.2	1,663.0	1,671.6
Operating income	179.8	134.9	312.3	245.8
Other income (expense)
Interest expense	(46.1)	(51.9)	(94.7)	(105.4)
Interest expense to group companies	(42.9)	(53.4)	(94.1)	(109.1)
Loss on extinguishment of debt	0.0	(10.8)	0.0	(28.9)
Share of income from equity investments	0.0	6.8	0.0	15.0
(Loss) gain on derivative instruments	(9.9)	(13.7)	(16.0)	4.0
Foreign currency gains (losses)	14.6	3.0	(0.3)	9.6
Interest income and other, net	6.0	81.7	6.3	83.3
Interest income from group companies	14.1	2.2	26.4	4.4
Income from continuing operations before income taxes	115.6	98.8	139.9	118.7
Income tax (expense) benefit	(0.3)	2.1	(0.4)	(17.1)
Income from continuing operations	115.3	100.9	139.5	101.6
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	£115.3	£100.9	£139.5	£100.4
Total comprehensive income	£118.7	£95.6	£138.3	£77.0
See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	£139.5	£100.4
Loss from discontinued operations	0.0	1.2
Income from continuing operations	139.5	101.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	462.0	510.2
Non-cash interest	(15.5)	0.9
Share-based compensation	11.8	13.0
Loss on extinguishment of debt, net of cash prepayment premiums	0.0	28.9
Income from equity accounted investments, net of dividends received	0.0	(1.5)
Unrealized losses (gains) on derivative instruments, net of cash settlements	5.9	(9.0)
Foreign currency gains	0.0	(11.7)
Income taxes	2.3	20.1
Other	0.0	3.4
Changes in operating assets and liabilities	(96.6)	(73.0)
Net cash provided by operating activities	509.4	582.9
Investing activities:
Purchase of fixed and intangible assets	(362.5)	(318.8)
Proceeds from sale of fixed assets	1.7	1.2
Principal repayments on loans to equity investments	0.0	19.4
Investments from and loans to parent and subsidiary companies	(299.0)	(195.7)
Acquisitions, net of cash acquired	(0.6)	(14.3)
Disposal of equity investments, net	(2.5)	0.0
Other	0.0	2.5
Net cash used in investing activities	(662.9)	(505.7)
Financing activities:
New borrowings, net of financing fees	99.9	1,677.6
Principal payments on long term debt	0.0	(1,675.2)
Principal payments on capital leases	(50.1)	(30.7)
Proceeds from settlement of cross-currency interest rate swaps	2.3	0.0
Net cash provided by (used in) financing activities	52.1	(28.3)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(10.4)
Net cash used in discontinued operations	0.0	(10.4)
(Decrease) increase in cash and cash equivalents	(101.4)	38.5
Cash and cash equivalents, beginning of period	282.0	376.0
Cash and cash equivalents, end of period	£180.6	£414.5
See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£180.6	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £9.5 (2012) and £10.9 (2011)	447.1	435.4
Derivative financial instruments	3.2	9.5
Prepaid expenses and other current assets	96.2	95.6
Total current assets	729.0	824.4
Fixed assets, net	4,488.2	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Derivative financial instruments	199.2	209.6
Deferred financing costs, net of accumulated amortization of £32.4 (2012) and £28.0 (2011)	40.3	44.5
Other assets	52.9	50.8
Due from group companies	1,528.8	1,223.2
Total assets	£9,065.0	£8,880.7
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£320.7	£304.3
Accrued expenses and other current liabilities	345.5	372.0
Derivative financial instruments	11.4	16.7
VAT and employee taxes payable	81.1	88.4
Interest payable	2.7	9.9
Interest payable to group companies	165.9	178.6
Deferred revenue	316.1	311.8
Current portion of long term debt	243.6	140.9
Total current liabilities	1,487.0	1,422.6
Long term debt, net of current portion	243.2	263.3
Long term debt due to group companies, net of current portion	5,404.4	5,399.1
Derivative financial instruments	64.7	53.4
Deferred revenue and other long term liabilities	175.1	190.0
Total liabilities	7,374.4	7,328.4
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £1.0 par value; issued and outstanding 2.5 (2012 and 2011) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(121.1)	(119.9)
Accumulated deficit	(2,559.6)	(2,699.1)
Total shareholder’s equity	1,690.6	1,552.3
Total liabilities and shareholder’s equity	£9,065.0	£8,880.7
See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	£997.5	£960.1	£1,975.3	£1,917.4
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	392.8	380.7	798.9	782.3
Selling, general and administrative expenses	198.1	192.8	397.4	377.7
Restructuring and other charges	(0.5)	(1.1)	4.7	1.4
Depreciation	227.3	224.7	462.0	448.0
Amortization	0.0	28.1	0.0	62.2
Total costs and expenses	817.7	825.2	1,663.0	1,671.6
Operating income	179.8	134.9	312.3	245.8
Other income (expense)
Interest expense	(3.5)	(5.6)	(8.9)	(9.5)
Interest expense to group companies	(85.5)	(99.7)	(179.9)	(205.0)
Loss on extinguishment of debt	0.0	(10.8)	0.0	(28.9)
Share of income from equity investments	0.0	6.8	0.0	15.0
(Loss) gain on derivative instruments	(9.9)	(13.7)	(16.0)	4.0
Foreign currency gains (losses)	14.6	3.0	(0.3)	9.6
Interest income and other, net	6.0	81.7	6.3	83.3
Interest income from group companies	14.1	2.2	26.4	4.4
Income from continuing operations before income taxes	115.6	98.8	139.9	118.7
Income tax (expense) benefit	(0.3)	2.1	(0.4)	(17.1)
Income from continuing operations	115.3	100.9	139.5	101.6
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	£115.3	£100.9	£139.5	£100.4
Total comprehensive income	£118.7	£95.6	£138.3	£77.0
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited) (in millions)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	£139.5	£100.4
Loss from discontinued operations	0.0	1.2
Income from continuing operations	139.5	101.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	462.0	510.2
Non-cash interest	(15.5)	0.9
Share-based compensation	11.8	13.0
Loss on extinguishment of debt, net of cash prepayment premiums	0.0	28.9
Income from equity accounted investments, net of dividends received	0.0	(1.5)
Unrealized losses (gains) on derivative instruments, net of cash settlements	5.9	(9.0)
Foreign currency gains	0.0	(11.7)
Income taxes	2.3	20.1
Other	0.0	3.4
Changes in operating assets and liabilities	(96.6)	(73.0)
Net cash provided by operating activities	509.4	582.9
Investing activities:
Purchase of fixed and intangible assets	(362.5)	(318.8)
Proceeds from sale of fixed assets	1.7	1.2
Principal repayments on loans to equity investments	0.0	19.4
Investments from and loans to parent and subsidiary companies	(199.0)	(71.7)
Acquisitions, net of cash acquired	(0.6)	(14.3)
Disposal of equity investments, net	(2.5)	0.0
Other	0.0	2.5
Net cash used in investing activities	(562.9)	(381.7)
Financing activities:
New borrowings, net of financing fees	(0.1)	(23.9)
Principal payments on long term debt	0.0	(97.7)
Principal payments on capital leases	(50.1)	(30.7)
Proceeds from settlement of cross-currency interest rate swaps	2.3	0.0
Net cash used in financing activities	(47.9)	(152.3)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(10.4)
Net cash used in discontinued operations	0.0	(10.4)
(Decrease) increase in cash and cash equivalents	(101.4)	38.5
Cash and cash equivalents, beginning of period	282.0	376.0
Cash and cash equivalents, end of period	£180.6	£414.5
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
The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media Inc.’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 21, 2012, or the 2011 Annual Report.
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
On March 13, 2012, Virgin Media Finance PLC, the parent company of VMIH, issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019. On March 28, 2012, we used the net proceeds from these new senior notes, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. Each of VMIH and VMIL are conditional guarantors and have guaranteed these senior notes on a senior subordinated basis.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 3—Long Term Debt (continued)

On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We expect to repay this amount in full by the end of the year.
Long term debt repayments, including amounts due to group companies, but excluding capital leases, as of June 30, 2012, were due as follows (in millions):

Year ending June 30:
2013	£163.8
2014	0.0
2015	750.0
2016	0.0
2017	686.2
Thereafter	3,961.9
Total debt payments	£5,561.9
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
Long term debt: The carrying value of our senior credit facility approximates its fair value and is excluded from the table below. The fair values of the senior notes and senior secured notes in the following table are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within level 1 in the fair value hierarchy.
The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include adjustments of £53.0 million and £92.9 million at June 30, 2012, and £45.7 million and £77.9 million at December 31, 2011, respectively, as a result of our application of fair value hedge accounting to these instruments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 4—Fair Value Measurements (continued)

The carrying amounts and fair values of our long term debt are as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.50% U.S. dollar senior notes due 2016	530.1	£604.8	849.2	£966.4
9.50% euro senior notes due 2016	140.9	165.3	145.3	170.1
8.375% U.S. dollar senior notes due 2019	376.8	432.0	380.6	416.9
8.875% sterling senior notes due 2019	345.4	388.0	345.2	378.9
5.25% U.S. dollar senior notes due 2022	318.3	326.2	0.0	0.0
6.50% U.S. dollar senior secured notes due 2018	629.3	699.9	635.4	663.5
7.00% sterling senior secured notes due 2018	865.2	937.4	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	360.5	325.4	353.1	321.8
5.50% sterling senior secured notes due 2021	737.8	685.8	722.4	640.3
Floating rate senior loan note due 2012	63.7	63.7	64.3	64.3
Other notes due to affiliates	431.8	431.8	435.0	435.0
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
During the three and six months ended June 30, 2012, we recognized losses of £3.7 million and gains of £11.5 million on derivative instruments, respectively, relating to derivative instruments that were not designated or qualifying as a hedging instrument.
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

derivative instruments in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at June 30, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swaps for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	June 30, 2012	December 31, 2011
Included within current assets:
Accounting Hedges
Foreign currency forward rate contracts	£0.0	£0.1
Economic Hedges
Foreign currency forward rate contracts	0.1	1.6
Interest rate swaps	0.3	0.2
Cross-currency interest rate swaps	2.8	7.6
	£3.2	£9.5
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£89.9	£78.0
Cross-currency interest rate swaps	79.1	94.2
Economic Hedges
Interest rate swaps	2.4	3.1
Cross-currency interest rate swaps	27.8	34.3
	£199.2	£209.6
Included within current liabilities:
Economic Hedges
Interest rate swaps	£7.8	£7.5
Cross-currency interest rate swaps	3.6	9.2
	£11.4	£16.7
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£20.4	£7.3
Economic Hedges
Interest rate swaps	38.6	38.4
Cross-currency interest rate swaps	5.7	7.7
	£64.7	£53.4

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
As of June 30, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes
The terms of our outstanding cross-currency interest rate swaps at June 30, 2012, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$850m senior notes due 2016
August 2016	Accounting	$850.0	£526.7	9.50%	9.98%
$1,000m senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%
$600m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.38%	9.03%
October 2011 to October 2019	Accounting	335.7	203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	500.0	313.6	5.25%	5.8%
		$4,450.0	£2,644.6
€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%
		€180.0	£158.6
Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
		£68.5	€100.0

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
Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations
As of June 30, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.
The terms of our outstanding interest rate swap contracts at June 30, 2012 were as follows:

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
Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions
As of June 30, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at June 30, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
April 2012 to December 2012	Economic	$72.0	£45.7	1.5750

Cash Flow Hedging
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
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Accounting Hedges are recognized as operating activities in the condensed consolidated statement of cash flows. If we discontinue hedge accounting for an instrument, subsequent cash flows are classified based on the nature of the instrument.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of comprehensive income in the period in which they occur. During the three and six months ended June 30, 2012 and 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.
The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and six months ended June 30, 2012 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	(66.4)	0.0	(66.4)	0.0	0.0
Amounts reclassified to earnings impacting:
Foreign exchange loss	60.4	0.0	60.4	0.0	0.0
Interest expense	1.4	0.0	1.4	0.0	0.0
Balance at March 31, 2012	£(37.0)	£3.3	£(29.8)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	31.5	0.0	31.4	0.0	0.1
Amounts reclassified to earnings impacting:
Foreign exchange loss	(31.1)	0.0	(31.1)	0.0	0.0
Interest expense	1.9	0.0	1.9	0.0	0.0
Operating costs	(0.1)	0.0	0.0	(0.1)	0.0
Balance at June 30, 2012	£(34.8)	£3.3	£(27.6)	£0.0	£(10.5)
Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be losses of £0.3 million relating to interest rate swaps, losses of £5.7 million relating to cross-currency interest rate swaps, and income of £0.0 million relating to forward foreign exchange contracts.
Fair Value Hedging
For derivative instruments that are designated in qualifying fair value Accounting Hedge relationships, the gain or loss on the derivative, inclusive of counterparty non-performance risk, is reported in earnings. The difference between these movements and changes in the fair value of the hedged debt obligations due to changes in the hedged risks is referred to as hedge ineffectiveness. In our condensed consolidated balance sheet, changes in the value of the hedged debt obligations due to changes in the hedged risks are included as adjustments to the carrying value of the debt. In our condensed consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the condensed consolidated statement of cash flows.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statements of comprehensive income in the period in which they occur. We recognized hedge ineffectiveness losses totaling £6.2 million and £4.5 million for the three and six months ended June 30, 2012, respectively, and losses of £0.0 million and £1.8 million for the three and six months ended June 30, 2011, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6—Share Based Compensation
Stock Option Plans
We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at June 30, 2012, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2011 Annual Report.
Note 7—Comprehensive Income
Comprehensive income comprises (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income for period	£115.3	£100.9	£139.5	£100.4
Net unrealized losses on derivatives, net of tax	31.5	(8.5)	(34.9)	(65.5)
Reclassification of derivative losses to net income, net of tax	(29.3)	3.2	32.5	42.1
Pension liability adjustment, net of tax	1.2	0.0	1.2	0.0
	£118.7	£95.6	£138.3	£77.0

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	June 30, 2012	December 31, 2011
Pension liability adjustment	£(86.3)	£(87.5)
Net unrealized losses on derivatives	(34.8)	(32.4)
	£(121.1)	£(119.9)
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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating costs	£10.4	£9.2	£21.2	£18.7
Selling, general and administrative expenses	13.5	11.0	27.0	21.2
	£23.9	£20.2	£48.2	£39.9
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
Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £29.7 million as of June 30, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2013.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Industry Segments
VMIH and VMIL are not managed separately from Virgin Media and financial information is only prepared and reviewed by the chief operating decision maker (CODM) of Virgin Media, who is also the CODM of VMIH and VMIL, at the consolidated Virgin Media level. Virgin Media's segments are based on its method of internal reporting along with the criteria used by its chief executive officer, who is its CODM, to evaluate segment performance, the availability of separate financial information and overall materiality considerations. Virgin Media has two reporting segments, Consumer and Business, as described below.
Virgin Media's Consumer segment is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on its cable network, the provision of broadband and fixed line telephone services to residential customers outside of its cable network, and the provision of mobile telephony and mobile broadband to residential customers.
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
The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£860.9	£513.7	£834.6	£494.5
Business	166.0	91.7	151.2	91.8
Subtotal	1,026.9	605.4	985.8	586.3
Companies not consolidated in VMIH and VMIL	(29.4)		(25.7)
Total	£997.5		£960.1

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£1,696.7	£1,000.4	£1,657.8	£979.5
Business	336.4	182.9	310.3	184.4
Subtotal	2,033.1	1,183.3	1,968.1	1,163.9
Companies not consolidated in VMIH and VMIL	(57.8)		(50.7)
Total	£1,975.3		£1,917.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Industry Segments (continued)
The reconciliation of total segment contribution to consolidated operating income and net income for VMIH and VMIL is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total segment contribution	605.4	586.3	1,183.3	1,163.9
Other operating and corporate costs	193.3	194.2	394.7	395.7
Restructuring and other charges	(0.5)	(1.1)	4.9	1.5
Depreciation	233.0	230.2	473.2	459.0
Amortization	0.0	28.1	0.0	62.2
Operating loss of subsidiaries not consolidated in either of the companies	(0.2)	0.0	(1.8)	(0.3)
Consolidated operating income	179.8	134.9	312.3	245.8
Other income (expense)
Interest expense (1)	(89.0)	(105.3)	(188.8)	(214.5)
Loss on extinguishment of debt	0.0	(10.8)	0.0	(28.9)
Share of income from equity investments	0.0	6.8	0.0	15.0
(Loss) gain on derivative instruments	(9.9)	(13.7)	(16.0)	4.0
Foreign currency gains (losses)	14.6	3.0	(0.3)	9.6
Interest income and other, net (2)	20.1	83.9	32.7	87.7
Income tax (expense) benefit	(0.3)	2.1	(0.4)	(17.1)
Income from continuing operations	115.3	100.9	139.5	101.6
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	115.3	100.9	139.5	100.4

(1)	Interest expense represents the total of interest expense and interest expense to group companies.

(2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

INTRODUCTION
Management's discussion and analysis of results of operations and financial condition, or MD&A, is a supplement to the accompanying unaudited consolidated financial statements and provides additional information on our business, recent developments, financial condition, cash flows and results of operations. Our MD&A is organized as follows:

•
Overview: This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Critical accounting policies: This section provides any updates on our critical accounting policies for the three and six months ended June 30, 2012.

•	Consolidated results of operations: This section provides an analysis of our results of operations for the three and six months ended June 30, 2012.

•	Liquidity and capital resources: This section provides an analysis of our financial condition as of June 30, 2012 and cash flows for the six months ended June 30, 2012.

OVERVIEW
We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services to customers in the U.K. Based on customer numbers, we are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services. At June 30, 2012 our residential customers took 4.1 million telephone, 4.2 million broadband and 3.8 million television products over our cable network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, with 3.0 million mobile telephony customers at June 30, 2012. In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business. We operate our business in two reporting segments, Consumer and Business, as described below:

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

Our revenue by segment for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three months ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Consumer segment	£860.9	83.8%	£834.6	84.7%	£1,696.7	83.5%	£1,657.8	84.2%
Business segment	166.0	16.2%	151.2	15.3%	336.4	16.5%	310.3	15.8%
	£1,026.9	100.0%	£985.8	100.0%	£2,033.1	100.0%	£1,968.1	100.0%

Consumer segment
We market our cable services primarily in bundled packages. In April 2012, we introduced new product "Collections" that include the TiVo digital video recorder, or TiVo, HD TV and super fast broadband, which we define as a download speed in excess of 30Mb per second, as standard for all new customers. These "Collections" are designed to attract “triple-play” customers, being those customers taking all three of our fixed-line telephone, broadband and television products. On average, these "triple-play" customers are more profitable than “double-play” or “single-play” customers. Similarly, over the service term, our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity for cross-sell of our cable products. We also actively promote “quad-play” services, where a customer takes at least one mobile contract in addition to a "triple-play" package. Our packaging of services and pricing are designed to encourage our customers to use multiple services at a lower price than the aggregate of each of the stand-alone products. At June 30, 2012, 64.6% of our residential cable customers were “triple-play” and 15.4% were "quad-play".

We expect to be able to continue to grow consumer revenues through selective price increases, increasing the proportion of customers taking higher value products, increasing the take up of TiVo and selling contract mobiles to our cable customers, which we anticipate will be partially offset by declining prepay revenue and declining fixed-line telephony usage revenue.
The growth in the market for faster broadband services is expected to continue, with customers demanding more content at a higher quality, spending longer online and connecting multiple devices concurrently within the household. Consequently, in January 2012, we announced an eighteen month program to double the broadband speeds of over four million customers. This started in February 2012 and is expected to result in incremental capital expenditure of approximately £110 million in 2012 and approximately a further £40 million in 2013. In February 2012 Ofcom confirmed that we have the fastest average broadband download speeds widely available to customers in the U.K. During the three months ended June 30, 2012, we added 171,200 new customers on speeds of 30Mb or more, with 31.4% of our broadband base now taking 30Mb or faster at June 30, 2012.
General macroeconomic factors in the U.K. may have an impact on our Consumer segment. For example, during an economic slowdown, potential and existing residential customers may be less willing or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense.
There is significant competition in the market for our consumer services, including broadband and telephone services offered by BT and resellers, or local loop unbundlers, such as BSkyB and Talk Talk. In addition BT is continuing the roll out of fiber optic broadband and has begun wholesaling the product to other providers during 2012.
We also face competition from satellite television services offered by BSkyB and by the BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT and television manufacturers; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including Everything Everywhere Limited (the joint venture between T-Mobile (UK) and Orange (UK)), O2, Vodafone and 3 UK, and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings.
As a result of increased competition and general macroeconomic factors, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.
Some of our Consumer segment revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. We have higher gross disconnections during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years. In addition, our revenues tend to be lower in the first quarter of any year as compared to the immediately preceding fourth quarter of the prior year due to lower mobile and fixed-line telephony usage and fewer days in the first quarter.

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

We use average revenue per user, or ARPU, and churn as key measures of the performance of our Consumer segment.
Cable ARPU. Cable ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our “triple-play” offerings are attractive to our existing cable customer base and generally allow us to increase our cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any revenue from our mobile and non-cable customers.
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
Churn. Churn is the proportion of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates is limited by factors such as competition, the economy and, in respect of our cable business, customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver a service without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.
Business segment
Our Business segment offers a broad portfolio of voice, data and internet solutions to commercial and public sector organizations in the U.K., ranging from analogue telephony to managed data networks and applications. We expect to continue to grow business revenues through large contract wins with commercial and public sector organizations. Retail and wholesale data revenues continue to grow as a result of increased install activity, growing rental revenue and our strategy of focusing on higher margin and large contract wins within a growing data market. Voice revenue has fallen and is expected to continue to fall in line with trends observed within the Consumer segment.
Competition in the U.K.'s business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Certain of BT's product pricing is regulated by the U.K. Office of Communications, however, in respect of non-regulated product pricing the market is increasingly price sensitive, particularly in the current challenging economic conditions.
There is significant and increasing competition in the market for our business services, including through data and voice services offered by BT, Cable & Wireless, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, we also compete with regional providers, such as COLT Telecom, which have a strong network presence within limited geographic areas. Public sector organizations, and in particular local authorities, represent a significant proportion of the customer base in our Business segment. Accordingly, changes to the U.K. government's allocation of funding and spending levels with respect to certain programs have had, and may continue to have, an effect on our Business segment revenue.
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

Recent Developments
2012 refinancing activity
On March 13, 2012, our wholly owned subsidiary, Virgin Media Finance PLC issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019. On March 28, 2012, we used the net proceeds from these senior notes due, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of £58.6 million as a result of this redemption, which represented the difference between the consideration paid to redeem the $500 million of the 9.50% senior notes due 2016 and the carrying value of those notes, and the write-off of associated deferred finance costs.
On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We expect to repay this amount in full by the end of the year.
Capital optimization program
During the three months ended March 31, 2012, we entered into a capped Accelerated Stock Repurchase, or ASR, to purchase $250 million (£157.3 million) of our common stock. We received approximately 10.2 million shares of common stock during the quarter at an average purchase price per share of $24.58. The shares of common stock so acquired were held in treasury as of June 30, 2012 and subsequently cancelled. For further details relating to the ASR program, please see Form 8-K of Virgin Media Inc., as filed with the SEC on February 8, 2012.
During the three months ended June 30, 2012, we repurchased 4.2 million shares of common stock through open market repurchases under the second phase capital structure optimization program, at an average purchase price per share of $22.54 ($94.9 million in aggregate). The shares of common stock so acquired were held in treasury as of June 30, 2012, and cancelled in July 2012.

On July 24, 2012, we entered into a $175 million capped accelerated stock repurchase agreement under the second phase capital structure optimization program. Under the terms of this agreement, we paid $175 million from cash on hand to repurchase outstanding shares of our common stock. On July 27, 2012, we received an initial delivery of 5.0 million shares under this agreement. The total number of shares that we will ultimately receive will be based generally on the daily volume-weighted average share price of our common stock over a defined time period, the end of which is expected to be no later than October 25, 2012.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements, and related financial information are based on the application of U.S. generally accepted accounting principles, or U.S. GAAP. U.S. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the amount of assets, liabilities, revenues and expenses reported as well as disclosures about contingencies, risks and financial condition. Actual results may differ from these estimates as a result of different conditions or events.
For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 Annual Report, as filed with the U.S. Securities and Exchange Commission, on February 21, 2012.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011
Revenue
For the three months ended June 30, 2012, revenue increased by 4.2% to £1,026.9 million from £985.8 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, revenue increased by 3.3% to £2,033.1 million from £1,968.1 million for the six months ended June 30, 2011. The amount of revenue recognized in our Consumer and Business segments increased for both periods, as more fully described in our segment discussions below.
Operating Costs
Operating costs for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Operating costs:
Consumer cost of sales	£251.4	£254.7	(1.3)%	£506.9	£517.7	(2.1)%
Business cost of sales	56.7	42.2	34.4	118.3	93.5	26.5
Network and other operating costs	95.1	93.0	2.3	194.9	189.8	2.7
Total operating costs	£403.2	£389.9	3.4%	£820.1	£801.0	2.4%
For the three months ended June 30, 2012, operating costs increased by 3.4% to £403.2 million from £389.9 million during the same period in 2011. For the six months ended June 30, 2012, operating costs increased by 2.4% to £820.1 million from £801.0 million during the same period in 2011. The increase in operating costs for the three months ended June 30, 2012 was primarily attributable to increased Business segment cost of sales. The increase in Business segment cost of sales was driven by start-up costs associated with a new contract and the effect of certain non recurring reductions in interconnect costs in the prior year. Network and operating costs have increased primarily due to an overall increase in outsourcing activity. The overall increase in Operating costs was partially offset by a reduction in Consumer segment cost of sales, which was driven by a number of factors, primarily a decline in fixed-line telephony usage, reductions in the number of customers taking our non-cable products, savings from further reductions to regulated mobile termination rates and lower aggregate mobile handset issuance costs due to fewer handset sales.
As a result of revenue growing at a faster rate than operating costs during the three months ended June 30, 2012, operating costs as a percentage of revenue decreased to 39.3% from 39.6% for the three months ended June 30, 2011. As a result of revenue growing at a faster rate than operating costs during the six months ended June 30, 2012, operating costs as a percentage of revenue decreased to 40.3% from 40.7% for the six months ended June 30, 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Selling, general and administrative expenses:
Employee and outsourcing costs	£109.7	£116.3	(5.7)%	£225.7	£233.9	(3.5)%
Marketing costs	54.1	42.2	28.2	106.7	77.4	37.9
Facilities	15.8	13.3	18.8	30.2	27.8	8.6
Other	32.0	32.0	0.0	61.8	59.8	3.3
Total selling, general and administrative expenses	£211.6	£203.8	3.8%	£424.4	£398.9	6.4%

For the three months ended June 30, 2012, selling, general and administrative expenses increased by 3.8% to £211.6 million from £203.8 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, selling, general and administrative expenses increased by 6.4% to £424.4 million from £398.9 million for the six months ended June 30, 2011. For both the three and six months ended June 30, 2012 the increase was primarily due to an increase in marketing costs, as we launched a series of high-profile marketing campaigns during the first half of the year, including those starring Sir Richard Branson with Usain Bolt and David Tennant. This was partially offset by lower employee costs.
Restructuring and Other Charges
Restructuring and other charges were a benefit of £0.5 million and £1.1 million in the three months ended June 30, 2012 and 2011, respectively. These benefits both related primarily to changes in our estimates of costs related to properties vacated in association with the restructuring program initiated in the fourth quarter of 2008.
Restructuring and other charges were £4.9 million and £1.5 million in the six months ended June 30, 2012 and 2011, respectively. The charge in both periods related primarily to involuntary employee termination costs and contract and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008.
Depreciation Expense
For the three months ended June 30, 2012, depreciation expense increased by 1.2% to £233.0 million from £230.2 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, depreciation expense increased by 3.1% to £473.2 million from £459.0 million for the six months ended June 30, 2011. The increase in depreciation expense was primarily a result of depreciation in respect of fixed asset additions with a generally shorter useful economic life than in the corresponding prior year period, partially offset by fixed assets becoming fully depreciated.
Amortization Expense
There was no amortization expense for the three and six months ended June 30, 2012 because our intangible assets subject to amortization became fully amortized during 2011. Amortization expense was £28.1 million and £62.2 million for the three and six months ended June 30, 2011, respectively.
Interest Expense
For the three months ended June 30, 2012, interest expense decreased to £98.6 million from £113.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, interest expense decreased to £204.2 million from £227.7 million for the six months ended June 30, 2011. The decrease in both periods was primarily due to reductions in both the overall level of debt and the cost of borrowing on our debt, combined with the effect of interest and cross-currency interest rate swaps designated as accounting hedges.
We paid cash interest of £114.5 million and £123.2 million for the three months ended June 30, 2012 and June 30, 2011 respectively. We paid cash interest of £201.1 million and £235.6 million for the six months ended June 30, 2012 and June 30, 2011 respectively. This decrease was primarily as a result of differences in the timing of interest payments on our senior credit facility and senior notes due to the refinancing activity we have undertaken since March 31, 2011, and the lower level of debt at lower average interest rates during the quarter.
Loss on Extinguishment of Debt
We incurred a loss on extinguishment of debt of £58.6 million in the six months ended June 30, 2012, which related to a redemption premium paid, together with the write-off of associated deferred financing costs, in respect of the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016 in March 2012. No debt was extinguished in the three months ended June 30, 2012.
The loss on extinguishment of debt of £10.8 million and £28.9 million for the three and six months ended June 30, 2011, respectively, related to the write-off of deferred financing costs resulting from the repayments of our senior credit facility from the net proceeds of the senior secured notes issued on March 3, 2011, and the refinancing of our senior credit facility on May 20, 2011.
Share of Income from Equity Investments
We received no income from equity investments in the three and six months ended June 30, 2012, respectively, because we disposed of our investment in the UKTV group of companies on September 30, 2011, and we will continue to receive none in the future. Our share of income from equity investments was £6.8 million and £15.0 million for the three and six months ended June 30, 2011, respectively.

(Loss) Gain on Derivative Instruments
The loss on derivative instruments of £20.6 million in the three months ended June 30, 2012, was primarily due to a loss on our conversion hedges which was caused by a decrease in the price of our common stock compared to March 31, 2012. The loss on derivative instruments of £9.2 million in the three months ended June 30, 2011, was driven by a fall in interest rates, partially offset by gains on the conversion hedges as a result of an increase in our share price compared to December 31, 2010.
The gain on derivative instruments of £23.9 million in the six months ended June 30, 2012, was primarily driven by a gain on our conversion hedges which was caused by an increase in the price of our common stock since December 31, 2011. The gain on derivative instruments of £18.8 million in the six months ended June 30, 2011, was driven by the reclassification of gains of £31.1 million on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments and gains on the conversion hedges, partially offset by losses on derivative instruments resulting from a fall in interest rates.
Foreign Currency (Losses) Gains
The foreign currency loss of £1.4 million in the three months ended June 30, 2012, was primarily due to realized losses on transactions denominated in foreign currencies. The foreign currency loss of £5.8 million in the six months ended June 30, 2012, was primarily due to foreign exchange movements between the issuance of our $500 million U.S. dollar denominated senior notes due 2022 on March 13, 2012, and the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016 on March 28, 2012. Although this generated an accounting loss, any economic exposure during this period was fully mitigated by our holding a matching asset and liability position.
The foreign currency gains of £5.9 million and £13.8 million in the three and six months ended June 30, 2011, respectively, were primarily due to strengthening of the pound sterling relative to the U.S. dollar and related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019.

Interest Income and Other, Net

The interest income and other, net, of £6.0 million and £6.3 million in the three and six months ended June 30, 2012 respectively, primarily represents £5.5 million of other income related to the reversal of a contingent liability for which the related exposure expired during the quarter.

The interest income and other, net, of £81.6 million and £83.3 million in the three and six months ended June 30, 2011, respectively, primarily represents £77.6 million recognized during the second quarter of 2011 following the agreement with the U.K. tax authorities regarding the Value Added Tax, or VAT, treatment of certain of our revenue generating activities and a related refund.

The remaining balance of interest income and other, net, received in the three and six months June 30, 2012 and 2011, is primarily in respect of bank and other external interest income earned on our cash and cash equivalents.

Income Tax Expense (Benefit)
For the three and six months ended June 30, 2012, respectively, the income tax expense was £0.3 million and £0.4 million, as compared with an income tax benefit of £2.1 million and expense of £17.1 million for the equivalent periods in 2011. The income tax benefit for the three months ended June 30, 2011 related primarily to consortium tax relief receivable from our joint venture operations. The income tax expense for the six months ended June 30, 2011 related primarily to a reclassification of tax effects associated with gains on certain of our hedging instruments from accumulated other comprehensive income.

Income from Continuing Operations
For the three and six months ended June 30, 2012, income from continuing operations was £64.7 million and £71.7 million, respectively, compared with net income of £98.2 million and £102.7 million for the same respective periods in 2011, due to the factors discussed above.
Basic Income from Continuing Operations per Share
Basic income from continuing operations per share for the three months ended June 30, 2012 was £0.23, compared to £0.31 for the three months ended June 30, 2011. Basic income from continuing operations per share is computed using a weighted average of 276.2 million shares outstanding in the three months ended June 30, 2012 and a weighted average of 315.6 million shares outstanding for the same period in 2011.
Basic income from continuing operations per share for the six months ended June 30, 2012 was £0.26, compared to £0.32 for the six months ended June 30, 2011. Basic income from continuing operations per share is computed using a weighted average of 279.2 million shares outstanding in the six months ended June 30, 2012 and a weighted average of 318.0 million shares outstanding for the same period in 2011.
Segmental Results of Operations from Continuing Operations for the Three and Six Months Ended June 30, 2012 and 2011
A description of the products and services, as well as financial data, for each segment can be found in note 10 of our condensed consolidated financial statements.
The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of June 30, 2012. Future changes to this organizational structure may result in changes to the reportable segments disclosed.
Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs, depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure which is shared by both segments.
Consumer Segment
The summary combined results of operations of our Consumer segment for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30.
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue	£860.9	834.6	3.2%	£1,696.7	1,657.8	2.3%
Segment contribution	513.7	494.5	3.9	1,000.4	979.5	2.1

Revenue
Our Consumer segment revenue for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30.
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue:
Cable	£706.1	£682.3	3.5%	£1,384.4	£1,348.3	2.7%
Mobile(1)	136.4	132.6	2.9	274.9	269.5	2.0
Non-cable	18.4	19.7	(6.6)	37.4	40.0	(6.5)
Total revenue	£860.9	£834.6	3.2%	£1,696.7	£1,657.8	2.3%

(1)	Includes equipment revenue stated net of discounts earned through service usage.
For the three months ended June 30, 2012, revenue from our Consumer segment customers increased by 3.2% to £860.9 million from £834.6 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, revenue from our Consumer segment customers increased by 2.3% to £1,696.7 million from £1,657.8 million for the six months ended June 30, 2011. The increase for the three and six months ended June 30, 2012, was primarily due to an increase in revenue generated from our cable product offerings.
For the three months ended June 30, 2012, cable revenue increased to £706.1 million from £682.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, cable revenue increased to £1,384.4 million from £1,348.3 million for the six months ended June 30, 2011. The increase in cable revenue for the three and six months ended June 30, 2012, was primarily due to price rises implemented since June 30, 2011.
Cable ARPU increased to £48.82 for the three months ended June 30, 2012 from £47.35 for the three months ended June 30, 2011. The increase in cable ARPU was primarily due to price increases, increased retail volumes and successful up-selling to existing customers over the previous twelve months, helped by the introduction of our new 'Collections' offerings, partially offset by declining telephony usage and selective rental discounting.
For the three months ended June 30, 2012, mobile revenue increased to £136.4 million from £132.6 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, mobile revenue increased to £274.9 million from £269.5 million for the six months ended June 30, 2011. The increase in revenue was primarily attributable to an increase in the number of our customer base taking a phone on a contract rather than a prepay agreement, which overall results in our customer base becoming more profitable and also contributed to overall higher mobile ARPU. This was partially offset by reductions in revenues from a decline in the number of our prepay customers and a continued step down in the regulated mobile termination rates, which reduced inbound mobile revenue by approximately £6 million in the second quarter of 2012 compared to the corresponding period of the prior year.
Mobile ARPU increased to £14.86 for the three months ended June 30, 2012 from £14.27 for the three months ended June 30, 2011. The increase was primarily due to an increased proportion of higher value contract customers relative to the total number of mobile customers, which rose to 54.2% at June 30, 2012, from 44.1% at June 30, 2011. The positive effect of this was partially offset by a reduction in out-of-bundle usage as we offer bundles with higher allowances, and the regulated reduction in mobile termination rates, which reduced inbound mobile revenue by approximately £6m.
Non-cable revenue decreased in the three months ended June 30, 2012 to £18.4 million from £19.7 million for the three months ended June 30, 2011. Non-cable revenue decreased in the six months ended June 30, 2012 to £37.4 million from £40.0 million for the six months ended June 30, 2011. The decreases were primarily due to a decline in the total number of products taken and the total number of overall customers for the three and six months ended June 30, 2012 compared to the same periods in 2011.
Consumer Segment Contribution
For the three months ended June 30, 2012, Consumer segment contribution increased to £513.7 million from £494.5 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, Consumer segment contribution increased to £1,000.4 million from £979.5 million for the six months ended June 30, 2011. The increase for both periods was primarily due to price rises implemented in the Consumer segment combined with lower Consumer segment cost of sales, driven by a number of factors as explained in our discussion of Operating Costs above, and partially offset by increased

Consumer segment marketing costs.

Summary Cable Statistics
Selected statistics for our cable customers for the three months ended June 30, 2012 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our cable operations. Our net customer movement for the three months ended June 30, 2012 was a decrease of 14,700 customers, being the net of gross additions and gross disconnections (net disconnections), compared to net disconnections of 36,000 in the three months ended June 30, 2011. This decrease in net disconnections was primarily the result of both higher customer additions and lower disconnections. Customer churn remained flat at 1.4% for the three months ended June 30, 2012 compared to the three months ended June 30. 2011. The total number of cable products grew to 12,068,600 at June 30, 2012 from 11,971,300 at June 30, 2011, representing a net increase in products of 97,300. Between June 30, 2011 and June 30, 2012, the number of cable customers increased by 27,800.

	Three months ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Opening customers	4,826,800	4,805,600	4,790,600	4,784,300	4,820,300
Customer additions	181,700	189,300	203,100	243,700	169,800
Customer disconnections	(196,400)	(168,100)	(188,100)	(237,400)	(205,800)
Net customer additions (disconnections)	(14,700)	21,200	15,000	6,300	(36,000)
Closing customers	4,812,100	4,826,800	4,805,600	4,790,600	4,784,300
Cable churn (1)	1.4%	1.2%	1.3%	1.7%	1.4%
Cable products:
Television	3,767,700	3,775,300	3,763,100	3,762,000	3,767,700
Telephone	4,148,300	4,147,600	4,132,700	4,141,000	4,155,000
Broadband	4,152,600	4,148,600	4,102,900	4,072,900	4,048,600
Total cable products	12,068,600	12,071,500	11,998,700	11,975,900	11,971,300
Cable products/Customer	2.51	2.50	2.50	2.50	2.50
Triple-play penetration	64.6%	64.0%	63.7%	63.8%	63.8%
Cable Average Revenue Per User (2)	£48.82	£46.95	£47.85	£47.86	£47.35
Cable ARPU calculation:
Cable revenue (millions)	£706.1	£678.3	£688.5	£685.0	£682.3
Average customers	4,821,100	4,816,600	4,796,900	4,771,500	4,802,600

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

Summary Mobile Statistics
Selected statistics for our mobile customers for the three months ended June 30, 2012 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our mobile operations. Between June 30, 2011 and June 30, 2012, the number of mobile customers decreased by a net 25,100. Contract customer gains of 295,300 were offset by net losses of 320,400 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels; migrating prepay customers to contracts and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects the transient nature of the prepay market as a result of our strategy of migrating prepay customers to a contract and strong competition. We are pursuing this strategy because of the lower churn, higher ARPU and higher overall lifetime value of contract customers.

	Three months ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Contract mobile customers (1):
Opening contract mobile customers	1,588,000	1,523,900	1,421,400	1,346,600	1,263,400
Net contract mobile customer additions	53,900	64,100	102,500	74,800	83,200
Closing contract mobile customers	1,641,900	1,588,000	1,523,900	1,421,400	1,346,600
Prepay mobile customers (1):
Opening prepay mobile customers	1,420,000	1,513,400	1,566,900	1,705,200	1,737,800
Net prepay mobile customer disconnections	(35,200)	(93,400)	(53,500)	(138,300)	(32,600)
Closing prepay mobile customers	1,384,800	1,420,000	1,513,400	1,566,900	1,705,200
Total closing mobile customers: (1)	3,026,700	3,008,000	3,037,300	2,988,300	3,051,800
Mobile average revenue per user (2)	£14.86	£14.96	£15.46	£15.22	£14.27
Mobile ARPU calculation:
Mobile service revenue (millions)	£134.5	£135.1	£138.9	£138.1	£129.3
Average mobile customers	3,017,100	3,009,700	2,995,500	3,022,900	3,022,500

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

Summary Non-cable Statistics
Selected statistics for our residential customers that are not connected directly to our cable network, or non-cable customers, for the three months ended June 30, 2012 as well as for the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our non-cable operations. Between June 30, 2011 and June 30, 2012, the total number of non-cable products decreased by 69,600, primarily due to increased competition in the market.

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Opening Customers	233,000	248,200	261,300	266,400	272,700
Net customer disconnects	(14,400)	(15,200)	(13,100)	(5,100)	(6,300)
	218,600	233,000	248,200	261,300	266,400

Opening Non-cable products:
Telephone	155,300	163,300	169,700	169,000	170,700
Broadband	233,000	248,200	260,700	265,900	271,400
	388,300	411,500	430,400	434,900	442,100

Net Non-cable product (disconnects) additions:
Telephone	(8,600)	(8,000)	(6,400)	700	(1,700)
Broadband	(14,400)	(15,200)	(12,500)	(5,200)	(5,500)
	(23,000)	(23,200)	(18,900)	(4,500)	(7,200)

Closing Non-cable products:
Telephone	146,700	155,300	163,300	169,700	169,000
Broadband	218,600	233,000	248,200	260,700	265,900
	365,300	388,300	411,500	430,400	434,900

Business Segment
Revenue
The summary combined results of operations of our Business segment for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue	£166.0	£151.2	9.8%	£336.4	£310.3	8.4%
Segment contribution	91.7	91.8	(0.1)	182.9	184.4	(0.8)

Our Business segment revenue for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue:
Retail:
Data	£74.4	£68.7	8.3%	£154.2	£134.1	15.0%
Voice	35.3	37.8	(6.6)	72.6	76.7	(5.3)
LAN Solutions and other	8.5	9.1	(6.6)	18.1	18.3	(1.1)
	118.2	115.6	2.2	244.9	229.1	6.9
Wholesale:
Data	42.6	32.2	32.3	79.0	74.2	6.5
Voice	5.2	3.4	52.9	12.5	7.0	78.6
	47.8	35.6	34.3	91.5	81.2	12.7
Total revenue	£166.0	£151.2	9.8%	£336.4	£310.3	8.4%
For the three months ended June 30, 2012, revenue from business customers increased by 9.8% to £166.0 million from £151.2 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, revenue from business customers increased by 8.4% to £336.4 million from £310.3 million for the six months ended June 30, 2011. The increase was primarily attributable to an increase in retail and wholesale data revenues, partially offset by declines in retail voice and LAN solutions. Revenues from this segment are inherently subject to greater period-on-period fluctuations due to the uneven nature of the way we earn revenue from significant contracts, and we expect this to continue.
Retail data revenue increased by 8.3% to £74.4 million in the three months ended June 30, 2012, as compared to £68.7 million in the three months ended June 30, 2011. Retail data revenue increased by 15.0% to £154.2 million in the six months ended June 30, 2012, as compared to £134.1 million in the six months ended June 30, 2011. The trend in retail data revenue continues to be subject to fluctuations arising from significant contracts, especially as we grow this area of our business and win large contracts where we may earn revenue unevenly. Retail data revenue continues to generate the most significant portion of retail business revenue for the three months ended June 30, 2012. Retail data revenue increased as a result of growing rental revenue with associated installation revenues, our strategy of focusing on this area of the business, and increasing demand for our data products within a growing data market.
Retail voice revenue decreased by 6.6% to £35.3 million in the three months ended June 30, 2012, as compared to £37.8 million in the three months ended June 30, 2011. Retail voice revenue decreased by 5.3% to £72.6 million in the six months ended June 30, 2012, as compared to £76.7 million in the six months ended June 30, 2011.The decrease in retail voice revenue is principally a result of a general decline in fixed-line telephony usage. This is consistent with our the trend seen for fixed-line telephony in our Consumer segment and this is a trend we expect to continue.
LAN solutions and other revenue decreased by 6.6% to £8.5 million in the three months ended June 30, 2012, as compared to £9.1 million in the three months ended June 30, 2011. LAN solutions and other revenue decreased by 1.1% to £18.1 million in the six months ended June 30, 2012, as compared to £18.3 million in the six months ended June 30, 2011. The decrease was primarily due to decreases in LAN equipment and LAN project revenues. By virtue of our small customer base we have in the past earned LAN revenues unevenly and is a trend we expect to continue.

Wholesale revenue increased by 34.3% to £47.8 million in the three months ended June 30, 2012 as compared to £35.6 million in the three months ended June 30, 2011. Wholesale revenue increased by 12.7% to £91.5 million in the six months ended June 30, 2012 as compared to £81.2 million in the six months ended June 30, 2011. The increase in wholesale revenue was primarily due to increases in wholesale voice revenue from increased mobile traffic and new wholesale contracts.
Business Segment Contribution
For the three months ended June 30, 2012, Business segment contribution decreased to £91.7 million from £91.8 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, Business segment contribution decreased to £182.9 million from £184.4 million for the six months ended June 30, 2011. The decrease in segment contribution is primarily due to start-up costs associated with a new contract and the effect of certain non-recurring reductions in interconnect costs in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. On January 11, 2012, we announced a major program to double the speeds of over four million broadband customers. This will involve an incremental investment of approximately £110 million during 2012 and approximately a further £40 million during 2013. We believe that we will be able to meet our current and medium-term liquidity and capital requirements, including fixed charges, through cash on hand, cash from operations, available borrowings under our revolving credit facility, and our ability to obtain future external financing.
Since July 28, 2010, we have taken a number of steps to optimize our capital structure and return cash to our shareholders. On July 27, 2011, we announced a second phase capital structure optimization program which includes the application of, in aggregate, up to £850 million for purposes of repurchasing our common stock and debt and for effecting associated derivative transactions until December 31, 2012. Our second phase capital structure optimization program allows for the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies to a subsidiary of Scripps Network Interactive Inc.
On February 8, 2012, we entered into a capped Accelerated Stock Repurchase, or ASR, to purchase $250.0 million (£157.3 million) of our common stock, as part of the second phase capital structure optimization program announced on July 27, 2011. We received 10.2 million shares of common stock during the first quarter at an average purchase price per share of $24.58. The shares of common stock so acquired were cancelled. For further details relating to the ASR Program, please see the current report on Form 8-K of Virgin Media Inc., as filed with the SEC on February 8, 2012.
On March 13, 2012, our wholly-owned subsidiary, Virgin Media Finance, issued $500 million aggregate principal amount of 5.25% senior notes due 2022. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019.
On March 28, 2012, we used the net proceeds from the issuance of our senior notes due 2022, and cash on our balance sheet to purchase $500 million of the principal amount outstanding of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this purchase.
During the three months ended June 30, 2012, we repurchased 4.2 million shares of common stock through open market repurchases under the second phase capital structure optimization program, at an average purchase price per share of $22.52 ($94.9 million in aggregate). The shares of common stock so acquired were held in treasury at June 30, 2012, and cancelled in July 2012.
On June 28, 2012 we borrowed £100.0 million under our revolving credit facility of £450.0 million. We expect to repay this amount in full by the end of the year.
On July 24, 2012, we entered into a $175 million capped accelerated stock repurchase agreement under the second phase capital structure optimization program. Under the terms of this agreement, we paid $175 million from cash on hand to repurchase outstanding shares of our common stock. On July 27, 2012, we received an initial delivery of approximately 5.0 million shares under this agreement. The total number of shares that we will ultimately receive will be based generally on the daily volume-weighted average share price of our common stock over a defined time period, the end of which is expected to be no later than October 25, 2012. For further details relating to the ASR Program, please see the current report on Form 8-K of Virgin Media Inc., as filed with the SEC on July 24, 2012.
We may opportunistically access the loan and debt markets in order to extend debt maturities and seek improved debt terms.
As of June 30, 2012, we had £5,948.5 million of debt outstanding, compared to £5,855.1 million as of December 31, 2011, and £5,998.8 million as of June 30, 2011, and £190.9 million of cash and cash equivalents, compared to £300.4 million as of December 31, 2011 and £458.2 million as of June 30, 2011. The increase in debt since December 31, 2011, is principally due to the drawdown on the revolving credit facility in June 2012.

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
Our cash balance of £190.9 million as of June 30, 2012 is held in a combination of short term bank deposits, money market funds and bank accounts that have a duration to maturity of between overnight and up to three months. Our bank accounts are held with major financial institutions and, as part of our cash management process, we regularly evaluate the credit standing of these institutions using a range of metrics.
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012 and 2011
For the six months ended June 30, 2012, cash provided by operating activities decreased to £443.1 million from £557.7 million for the six months ended June 30, 2011. This decrease was primarily attributable to the receipt in 2011 of a refund in respect of VAT on certain of our revenue activities, which was not repeated in the six months ended June 30, 2012. For the six months ended June 30, 2012, cash paid for interest decreased to £201.1 million from £235.6 million during the same period in 2011. This decrease was primarily as a result of a lower level of debt at lower average interest rates during the six months ended June 30, 2012, along with differences in the timing of interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result of refinancing activity undertaken during the year ended December 31, 2011, and the six months ended June 30, 2012.
For the six months ended June 30, 2012, cash used in investing activities was £371.1 million compared with £314.8 million for the six months ended June 30, 2011. Cash used in investing activities in the six months ended June 30, 2012, and June 30, 2011, principally represents purchases of fixed assets. Purchases of fixed and intangible assets increased to £369.7 million for the six months ended June 30, 2012, from £323.6 million for the same period in 2011 primarily due to spend on TiVo customer premises equipment (CPE) and the broadband re-tiering program.
Cash used in financing activities for the six months ended June 30, 2012, was £180.2 million million compared to £251.0 million for the six months ended June 30, 2011. Cash used in financing activities for the six months ended June 30, 2012, and June 30, 2011, was primarily for principal payments on long term debt and capital leases, and the repurchase of common stock, partially offset by new debt issuances.
Senior Credit Facility
On May 20, 2011, we entered into two new facilities under the senior credit facility with Deutsche Bank AG, London Branch, BNP Paribas London Branch, Bank of America, N.A., Credit Agricole Corporate and Investment Bank, Goldman Sachs International Bank, HSBC Bank plc, JP Morgan Chase Bank, N.A. London Branch, Lloyds TSB Bank plc, The Royal Bank of Scotland plc and UBS Limited, including an additional revolving facility with total commitments of £450 million, which replaced the then existing £250 million revolving facility and an additional term facility with commitments of £750 million which was used to prepay in full Tranches A and B of the then existing term facility. We used £25 million of existing cash on hand to reduce the loan balance. In addition, on May 27, 2011, we effected certain amendments to the senior credit facility including, among other things: (i) amending the definition of additional high yield notes and high yield refinancings to permit high yield notes to be issued or refinanced through the Company, (ii) increasing the number of days in which the Company may elect to increase Lenders' commitments following the cancellation of other Lenders' commitments, (iii) amending provisions related to the Company's ability to add additional facilities under the senior facilities agreement, (iv) shortening the required notice period for utilization requests, (v) require cash cover return to the Company under certain circumstances, (vi) remove the requirement to make mandatory prepayments of net proceeds, excess cash flow and equity proceeds, (vii) removing the prescriptive requirements to hedge particular exposures, (viii) giving greater freedom to obligors to create permitted types of security in favor of third parties over assets which would otherwise be required to be secured in favor of the Lenders, (ix) amending consent provisions to accelerate the time periods for obtaining Lender consents, and (x) removing certain other restrictive covenants.
On June 28, 2012, we borrowed £100 million under the revolving credit facility. This is scheduled to be repaid by the end of the year.
As at June 30, 2012, our senior credit facility has an aggregate outstanding principal amount of £750 million, and the revolving credit facility has an aggregate committed principal amount of £450 million. The proceeds from the senior credit facility may be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes.
The final maturity of the additional revolving facility and the additional term facility is June 30, 2015. There is no scheduled amortization.
As of June 30, 2012, we were in compliance with the covenants under the senior credit facility.
Our 2011 Annual Report contains a more detailed description of the terms of our senior credit facility.
Senior Unsecured Notes
In June 2009, Virgin Media Finance issued U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $750 million and euro denominated 9.50% senior notes due 2016 with a principal amount outstanding of €180 million. In July 2009, Virgin Media Finance issued additional U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $600 million. In March 2012, Virgin Media Finance redeemed a portion of the U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount of $500 million. The U.S. dollar denominated senior notes issued in June and July 2009, respectively, are treated as a single issuance of the same notes under the indenture for these notes, collectively, the 9.50% senior notes due 2016. Interest on the 9.50% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2019 and 2022. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.
In November 2009, Virgin Media Finance issued U.S. dollar denominated 8.375% senior notes due 2019 with a principal amount outstanding of $600 million and sterling denominated 8.875% senior notes due 2019 with a principal amount outstanding of £350 million, collectively, the senior notes due 2019. Interest on the senior notes due 2019 is payable on April 15 and October 15 of each year. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2016 and 2022. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.
In March 2012, Virgin Media Finance issued U.S. dollar denominated 5.25% senior notes due 2022 with a principal amount outstanding of $500 million. Interest on the senior notes due 2022 is payable on February 15 and August 15 of each year. The senior notes due 2022 are unsecured senior obligations of Virgin Media Finance and rank pari passu with Virgin Media Finance's outstanding senior notes due 2016 and 2019. The senior notes due 2022 mature on February 15, 2022 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.
On March 28, 2012, we used the net proceeds from the issuance of our senior notes due 2022 in March 2012, and cash on our balance sheet to redeem $500 million of the principal amount of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption.
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
On March 3, 2011, Virgin Media Secured Finance issued U.S. dollar denominated 5.25% senior secured notes due 2021 with a principal amount outstanding of $500 million and sterling denominated 5.50% senior secured notes due 2021 with a principal amount outstanding of £650 million, collectively, the senior secured notes due 2021. Interest is payable on the senior secured notes due 2021 on January 15 and July 15 each year, beginning on July 15, 2011. For further details relating to the senior secured notes due 2021, please see Virgin Media Inc.'s current report on Form 8-K, as filed with the SEC on March 3, 2011, which is incorporated herein by reference.
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
Convertible Senior Notes
In April 2008, Virgin Media Inc. issued U.S. denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under our senior credit facility and rank equally with Virgin Media Inc.'s guarantees of the senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to the maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.
If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was not met in the three and six months ended June 30, 2012.
Our 2011 Annual Report contains a more detailed description of the terms of our convertible senior notes.
CASH DIVIDENDS
During the year ended December 31, 2011 and the six months ended June 30, 2012, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9
November 15, 2011	0.04	December 12, 2011	December 22, 2011	7.4
Six months ended June 30, 2012:
February 17, 2012	$0.04	March 12, 2012	March 22, 2012	£7.0
May 23, 2012	0.04	June 12, 2012	June 22, 2012	7.1
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Other than the changes to our long term debt obligations, described in the Liquidity and Capital Resources section above, our contractual obligations and commercial commitments as of June 30, 2012 were not materially different to the contractual obligations disclosed in our 2011 Annual Report.

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
Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of June 30, 2012, £2,832.6 million, or 47.7%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £145.2 million, or 2.4%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.
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
The following table provides information as of June 30, 2012 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,							Fair Value June 30, 2012
	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$1,850.0	$2,600.0	$4,450.0	$5,222.9
Average interest rate					7.878%	6.452%
Average forward exchange rate					0.64	0.64

Euros
Fixed rate	—	—	—	—	€180.0	€—	€180.0	€201.2
Average interest rate					9.500%
Average forward exchange rate					0.82

Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£2,011.2
Average interest rate						6.830%

Variable rate	£100.0	—	—	£750.0	—	—	£850.0	£850.0
Average interest rate	LIBOR			LIBOR
	+			+
	1.325%-1.825%			1.625%-2.125%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	$850.0	$2,100.0	$2,950.0	£29.5
Average forward exchange rate					0.62	0.62
Average sterling interest rate paid					9.99%	7.28%
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—		—	—	$500.0	$500.0	£46.1
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—		—	$1,000.0		$1,000.0	£23.4
Average contract exchange rate					0.52
Average sterling interest rate paid					6.91%
Receipt of Euros (interest and principal)
Notional amount	—	—		—	€180.0		€180.0	£(16.8)
Average contract exchange rate					0.88
Average sterling interest rate paid					10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	£600.0		£650.0	£1,250.0	51.2
Average sterling interest rate paid				2.86%		LIBOR+1.84%
Sterling interest rate received				LIBOR		5.50%

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
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

(b)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to those legal proceedings discussed under "Legal Proceedings" and elsewhere in our Form 10-Q for the three months ended March 31, 2012, as filed with the SEC on May 8, 2012.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors discussed under “Risk Factors” and elsewhere in our 2011 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Share Repurchases

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid Per Share (in U.S. dollars)	(c) Total Number of Share Purchases as Part of Publicly Announced Plans or Programs	(d) Approximate Value of Shares that May Yet be Purchased under the Plans or Programs (in Pounds Sterling millions)(1)
January 1-31, 2012	—	$—	—	£452.7
February 1-29, 2012 (2)	10,171,090	24.58	10,171,090	295.5
March 1-31, 2012	—	—	—	295.5
April 1-30, 2012	—	—	—	295.5
May 1-31, 2012	1,961,450	22.34	1,961,450	267.9
June 1-30, 2012	2,251,250	22.71	2,251,250	235.2
Total	14,383,790	$23.98	14,383,790	£235.2

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

(2)
In February 2012, we entered into an ASR program in the amount of $250 million as a part of our second phase capital structure optimization program. We received 7,488,393 shares on February 13, 2012, 1,441,313 shares on February 24, 2012, and 1,241,384 on March 26, 2012, totaling 10,171,090 shares, under this ASR. This ASR terminated on March 26, 2012. The average price paid per share under this ASR was $24.58.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
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

VIRGIN MEDIA INC.

Date: July 30, 2012	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: July 30, 2012	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: July 30, 2012	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: July 30, 2012	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: July 30, 2012	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: July 30, 2012	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer