Form 10-Q
period 2012-09-30
VIRGIN MEDIA INC.
filed 2012-10-31
CIK 1270400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 ________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2012, there were 268,425,983 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.
The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED September 30, 2012

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£113.4	£300.4
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £8.8 (2012) and £10.9 (2011)	456.8	435.4
Derivative financial instruments	10.5	9.5
Prepaid expenses and other current assets	97.1	97.0
Total current assets	679.7	844.2
Fixed assets, net	4,546.5	4,602.7
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Derivative financial instruments	385.4	347.9
Deferred financing costs, net of accumulated amortization of £58.0 (2012) and £44.0 (2011)	64.7	75.7
Other assets	52.2	50.8
Total assets	£7,746.0	£7,938.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£333.7	£304.4
Accrued expenses and other current liabilities	340.5	373.1
Derivative financial instruments	7.8	16.7
VAT and employee taxes payable	86.1	88.4
Interest payable	103.2	106.8
Deferred revenue	310.1	311.8
Current portion of long term debt	81.3	76.6
Total current liabilities	1,262.7	1,277.8
Long term debt, net of current portion	5,711.3	5,778.5
Derivative financial instruments	106.9	53.6
Deferred revenue and other long term liabilities	169.1	190.0
Total liabilities	7,250.0	7,299.9
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.01 par value; authorized 1,000.0 (2012 and 2011) shares; issued and outstanding 268.4 (2012) and 286.7 (2011) shares	1.4	1.6
Additional paid-in capital	3,618.7	3,866.6
Accumulated other comprehensive income	23.2	30.0
Accumulated deficit	(3,147.3)	(3,259.3)
Total shareholders’ equity	496.0	638.9
Total liabilities and shareholders’ equity	£7,746.0	£7,938.8

See accompanying notes.
VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	£1,027.7	£1,000.0	£3,060.8	£2,968.1
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	403.3	401.7	1,223.4	1,202.7
Selling, general and administrative expenses	201.7	200.0	626.1	598.9
Restructuring and other charges	(0.8)	6.2	4.1	7.7
Depreciation	243.5	235.6	716.7	694.6
Amortization	0.0	28.1	0.0	90.3
	847.7	871.6	2,570.3	2,594.2
Operating income	180.0	128.4	490.5	373.9
Other income (expense)
Interest expense	(100.2)	(107.6)	(304.4)	(335.3)
Loss on extinguishment of debt	0.0	(18.3)	(58.6)	(47.2)
Share of income from equity investments	0.0	3.6	0.0	18.6
Loss on disposal of equity investments	0.0	(8.0)	0.0	(8.0)
Gain (loss) on derivative instruments	44.0	(59.3)	67.9	(40.5)
Foreign currency gains (losses)	0.3	(13.0)	(5.5)	0.8
Interest income and other, net	0.2	0.5	6.5	83.8
Income (loss) from continuing operations before income taxes	124.3	(73.7)	196.4	46.1
Income tax expense	(0.4)	(0.1)	(0.8)	(17.2)
Income (loss) from continuing operations	123.9	(73.8)	195.6	28.9
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income (loss)	£123.9	£(73.8)	£195.6	£27.7
Per share amounts
Income (loss) from continuing operations
Basic earnings per share	£0.46	£(0.24)	£0.71	£0.09
Diluted earnings per share	£0.41	£(0.24)	£0.68	£0.09
Net income (loss)
Basic earnings per share	£0.46	£(0.24)	£0.71	£0.09
Diluted earnings per share	£0.41	£(0.24)	£0.68	£0.09
Dividends per share (in U.S. dollars)	$0.04	$0.04	$0.12	$0.12
Total comprehensive income (loss)	£115.4	£(83.8)	£188.8	£(6.3)

See accompanying notes.
VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	£195.6	£27.7
Loss from discontinued operations	0.0	1.2
Income from continuing operations	195.6	28.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	716.7	784.9
Non-cash interest	29.6	14.1
Share-based compensation	17.1	17.2
Loss on extinguishment of debt, net of prepayment premiums	10.5	31.7
Income from equity accounted investments, net of dividends received	0.0	(0.6)
Unrealized (gains) losses on derivative instruments	(77.3)	29.6
Foreign currency (gains) losses	(1.1)	0.3
Loss on disposal of equity investments	0.0	8.0
Income taxes	4.1	21.7
Other	0.0	5.3
Changes in operating assets and liabilities	(87.6)	(86.4)
Net cash provided by operating activities	807.6	854.7
Investing activities:
Purchase of fixed and intangible assets	(572.4)	(479.3)
Proceeds from sale of fixed assets	2.1	1.5
Principal repayments on loans to equity investments	0.0	108.2
Acquisitions, net of cash acquired	(0.6)	(14.6)
Disposal of equity investments, net	(2.5)	241.0
Other	0.0	2.5
Net cash used in investing activities	(573.4)	(140.7)
Financing activities:
New borrowings, net of financing fees	415.6	977.2
Repurchase of common stock	(330.2)	(447.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	(0.6)	14.4
Principal payments on long term debt	(414.3)	(1,265.7)
Principal payments on capital leases	(71.8)	(62.7)
Proceeds from settlement of cross-currency interest rate swaps	2.3	65.5
Dividends paid	(20.7)	(23.7)
Net cash used in financing activities	(419.7)	(742.0)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(10.4)
Net cash used in discontinued operations	0.0	(10.4)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(2.8)
Decrease in cash and cash equivalents	(187.0)	(41.2)
Cash and cash equivalents, beginning of period	300.4	479.5
Cash and cash equivalents, end of period	£113.4	£438.3
Supplemental disclosure of cash flow information
Cash paid during the period for interest	£268.6	£324.5
See accompanying notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on February 21, 2012, and which we refer to herein as the 2011 Annual Report.
Note 2—Recent Accounting Guidance
We adopted new guidance regarding the presentation of comprehensive income on January 1, 2012 and have presented total comprehensive income in the condensed consolidated statements of comprehensive income for the current and prior periods. This guidance did not have a material impact on our financial statements.
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
On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We repaid this amount in full on September 28, 2012.
During October 2012 our wholly owned subsidiary, Virgin Media Finance PLC, effected both a cash tender for certain of our senior notes and a new issuance of senior notes, as more fully described in note 13, Subsequent Events.
If the trading price of our common stock exceeds 120% of the conversion price of our 6.50% convertible senior notes due 2016, or the convertible notes, for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was achieved in the three months ended September 30, 2012. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the condensed consolidated balance sheet as of September 30, 2012 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible notes).

Long term debt repayments, excluding capital leases, as of September 30, 2012, were due as follows (in millions):

Year ending September 30:
2013	£0.1
2014	0.0
2015	750.0
2016	668.9
2017	618.5
Thereafter	3,483.1
Total debt payments	£5,520.6
On October 27, 2010, we entered into capped call option transactions, or conversion hedges, with certain counterparties relating to our convertible notes. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible notes investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible notes. The conversion hedges also provide various mechanisms for settlement in our common stock and/or cash in certain circumstances, based primarily on the settlement method elected for the notes. These conversion hedges have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million in respect of the conversion hedges during 2010. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.
The conversion hedges do not qualify for equity classification under U.S. GAAP as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was estimated to be £219.9 million as of September 30, 2012, has been included as a non-current derivative financial asset in the condensed consolidated balance sheets. Refer to note 4 for additional discussion of the fair value measurement of the conversion hedges.
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

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 4—Fair Value Measurements (continued)

The tables below present our assets and liabilities measured at fair value as at September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy into which those measurements fall (in millions):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£176.0	£0.0	£176.0
Conversion hedges	0.0	0.0	219.9	219.9
Total	£0.0	£176.0	£219.9	£395.9
Liabilities
Derivative financial instruments	£0.0	£114.7	£0.0	£114.7
Total	£0.0	£114.7	£0.0	£114.7

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£0.0	£219.2	£0.0	£219.2
Conversion hedges	0.0	0.0	138.2	138.2
Total	£0.0	£219.2	£138.2	£357.4
Liabilities
Derivative financial instruments	£0.0	£70.3	£0.0	£70.3
Total	£0.0	£70.3	£0.0	£70.3
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

Valuation of conversion hedges: Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the condensed consolidated balance sheets. The conversion hedges may only be exercised by us upon maturity of the convertible notes. As of September 30, 2012, the fair value of these instruments was estimated to be £219.9 million, using the Black-Scholes Merton valuation technique. The fair values of the conversion hedges are primarily impacted by the price of our stock on the measurement date, but are also impacted by the remaining duration of the options, the strike price ($19.22 per share) of the instrument, the expected volatility of our stock, the cap price ($35.00 per share) of the instrument, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the September 30, 2012 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

September 30, 2012
Estimated fair value of conversion hedges as reported	£219.9
Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£269.1
Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£152.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 4—Fair Value Measurements (continued)

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Other impacts are not significant or are observable. We utilized expected volatility assumptions of 26% and 32% in the valuation of each component of the conversion hedges as of September 30, 2012. An increase in this input in isolation would generally result in a higher value of the conversion hedges while a decrease in this input would result in a lower value of the conversion hedges. Non-performance risk is based on quoted credit default swaps for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £16.1 million and £25.0 million as of September 30, 2012 and December 31, 2011, respectively.
The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Balance at December 31, 2011	£138.2
Unrealized gain included in gain (loss) on derivative instruments	45.3
Unrealized currency translation adjustment included in other comprehensive income	(4.9)
Balance at March 31, 2012	£178.6
Unrealized loss included in gain (loss) on derivative instruments	(10.6)
Unrealized currency translation adjustment included in other comprehensive income	3.6
Balance at June 30, 2012	£171.6
Unrealized gain included in gain (loss) on derivative instruments	54.4
Unrealized currency translation adjustment included in other comprehensive income	(6.1)
Balance at September 30, 2012	£219.9

Future changes in fair values of the conversion hedges will be reported as gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income.
Long-term debt: The carrying value of our senior credit facility approximates its fair value and is excluded from the table below. The fair values of our senior notes, convertible notes and senior secured notes in the table below are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within Level 1 in the fair value hierarchy.
The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £45.5 million and £106.3 million, respectively, at September 30, 2012 and increases of £45.7 million and £77.9 million at December 31, 2011, respectively, at December 31, 2011, as a result of our application of fair value hedge accounting to these instruments.
The carrying amounts and fair values of our long term debt, excluding capital leases, were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.50% U.S. dollar convertible senior notes due 2016	£540.8	£1,069.4	£551.1	£869.1
9.50% U.S. dollar senior notes due 2016	515.6	587.0	849.2	966.4
9.50% euro senior notes due 2016	139.2	162.1	145.3	170.1
8.375% U.S. dollar senior notes due 2019	366.3	420.4	380.6	416.9
8.875% sterling senior notes due 2019	345.5	393.8	345.2	378.9
5.25% U.S. dollar senior notes due 2022	309.3	327.9	0.0	0.0
6.50% U.S. dollar senior secured notes due 2018	611.8	677.2	635.4	663.5
7.00% sterling senior secured notes due 2018	865.6	945.0	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	353.0	354.0	353.1	321.8
5.50% sterling senior secured notes due 2021	751.2	711.8	722.4	640.3

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 5 - Derivative Financial Instruments and Hedging Activities
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
Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, it is treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative or trading purposes.
During the three and nine months ended September 30, 2012, we recognized gains of £42.0 million and £70.4 million on derivative instruments, respectively, relating to derivative instruments that were not designated or qualifying as a hedging instrument.
The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be caused by the conversion of the convertible notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes.
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at September 30, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
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

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2012	December 31, 2011
Included within current assets:
Accounting Hedges
Foreign currency forward rate contracts	£0.0	£0.1
Economic Hedges
Foreign currency forward rate contracts	0.0	1.6
Interest rate swaps	2.2	0.2
Cross-currency interest rate swaps	2.6	7.6
Forward share repurchase contracts	5.7	0.0
	£10.5	£9.5
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£104.4	£78.0
Cross-currency interest rate swaps	39.0	94.3
Economic Hedges
Interest rate swaps	0.0	3.1
Cross-currency interest rate swaps	22.1	34.3
Conversion hedges	219.9	138.2
	£385.4	£347.9
Included within current liabilities:
Economic Hedges
Foreign currency forward rate contracts	£0.6	£0.0
Interest rate swaps	4.0	7.5
Cross-currency interest rate swaps	3.2	9.2
	£7.8	£16.7
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£60.2	£7.3
Economic Hedges
Interest rate swaps	41.4	38.4
Cross-currency interest rate swaps	5.3	7.9
	£106.9	£53.6
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
As of September 30, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at September 30, 2012, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$850m senior notes due 2016
August 2016	Accounting	$850.0	£526.7	9.50%	9.98%
$1,000m convertible senior notes due 2016
November 2016	Economic	$1,000.0	£516.9	6.50%	6.91%
$600m senior notes due 2019
October 2019	Accounting	$264.3	£159.8	8.38%	9.03%
October 2011 to October 2019	Accounting	$335.7	£203.0	8.38%	9.00%
$1,000m senior secured notes due 2018
January 2018	Accounting	$1,000.0	£615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	$500.0	£308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	$500.0	£313.6	5.25%	5.80%
		$4,450.0	£2,644.6
€180m senior notes due 2016
August 2016	Accounting	€180.0	£158.6	9.50%	10.18%
		€180.0	£158.6
Other
December 2012	Economic	€56.7	£40.3	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2013	Economic	€43.3	£30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
		€100.0	£71.1

December 2012	Economic	£38.8	€56.7	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2013	Economic	£29.7	€43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
		£68.5	€100.0
All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.
During October 2012 our wholly owned subsidiary, Virgin Media Finance PLC, effected both a cash tender for certain of our senior notes and a new issuance of senior notes, as more fully described in note 13, Subsequent Events.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations
As of September 30, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.
The terms of our outstanding interest rate swap contracts at September 30, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
October 2012 to December 2015	Economic	£200.0	6 month LIBOR	2.91%
October 2012 to December 2015	Economic	200.0	6 month LIBOR	2.87%
October 2012 to December 2015	Economic	200.0	6 month LIBOR	2.79%
£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	6 month LIBOR + 1.84%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	300.0	1.86%	3 month LIBOR
Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions
As of September 30, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
October 2012 to December 2012	Economic	$36.0	£22.9	1.5743
January 2013 to June 2013	Economic	$72.0	£44.5	1.6177

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
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of comprehensive income in the period in which they occur. During the three and nine months ended September 30, 2012 and 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and nine months ended September 30, 2012 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2011	(32.4)	3.3	(25.2)	0.1	(10.6)
Amounts recognized in other comprehensive income (loss)	(66.4)	—	(66.4)	—	—
Amounts reclassified to earnings impacting:
Foreign exchange gain	60.4	—	60.4	—	—
Interest expense	1.4	—	1.4	—	—
Balance at March 31, 2012	(37.0)	3.3	(29.8)	0.1	(10.6)
Amounts recognized in other comprehensive income (loss)	31.5	—	31.4	—	0.1
Amounts reclassified to earnings impacting:
Foreign exchange loss	(31.1)	—	(31.1)	—	—
Interest expense	1.9	—	1.9	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Balance at June 30, 2012	(34.8)	3.3	(27.6)	—	(10.5)
Amounts recognized in other comprehensive income (loss)	(75.6)	—	(75.8)	—	0.2
Amounts reclassified to earnings impacting:
Foreign exchange gain	54.5	—	54.5	—	—
Interest expense	2.5	—	2.5	—	—
Balance at September 30, 2012	(53.4)	3.3	(46.4)	—	(10.3)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be losses of £0.9 million relating to interest rate swaps, losses of £8.9 million relating to cross-currency interest rate swaps, and income of £0.0 million relating to forward foreign exchange contracts.
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
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statements of

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 5—Derivative Financial Instruments and Hedging Activities (continued)

comprehensive income in the period in which they occur. We recognized hedge ineffectiveness gains of £2.0 million and losses of £2.5 million for the three and nine months ended September 30, 2012, respectively, and losses of £6.1 million and £7.9 million for the three and nine months ended September 30, 2011, respectively.
Note 6—Shareholders' Equity and Share-Based Compensation
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
During the third quarter of 2012, we entered into a further ASR to purchase $175.0 million (£112.7 million) of our common stock. We received 5.9 million shares of common stock in connection with this ASR during the quarter at an average purchase price per share of $27.78, and the stock so acquired was cancelled. The specific number of shares ultimately repurchased through the ASR is based generally on the daily volume-weighted average share price of our common stock over the duration of the ASR, subject to a provision that establishes a minimum number of repurchased shares. The final settlement of the repurchase contemplated by the ASR occurred on October 26, 2012. Further details of this final settlement are provided in note 13, Subsequent Events.
During the nine months ended September 30, 2012, we repurchased 4.2 million shares of common stock in connection with the second phase capital structure optimization program, at an average purchase price per share of $22.54 ($94.9 million, or £60.3 million, in aggregate), through open market repurchases. The shares of common stock so acquired were cancelled.
During the three months ended September 30, 2011, we repurchased 14.2 million shares of common stock in connection with the second phase capital structure optimization program, at an average purchase price per share of $24.44 ($346.9 million, or £215.4 million, in aggregate), of which approximately 5.1 million shares were purchased through open market repurchases at an average rate purchase price per share of $24.85 ($127.0 million, or £77.6 million, in aggregate) and approximately 9.1 million shares were purchased through capped accelerated stock repurchase programs at an average rate purchase price per share of $24.20 ($219.9 million, or £137.8 million, in aggregate). The shares of common stock acquired in connection with this program were cancelled.
During the nine months ended September 30, 2011, we repurchased 12.0 million shares of common stock in connection with the first phase capital structure optimization program, at an average purchase price per share of $28.83 ($345.5 million, or £212.6 million, in aggregate), through open market repurchases. Approximately 14.2 million shares of common stock were repurchased in connection with the second phase capital structure optimization program, at an average purchase price per share of $24.44 ($346.9 million, or £215.4 million, in aggregate), of which approximately 5.1 million shares were purchased through open market repurchases at an average rate purchase price per share of $24.85 ($127.0 million, or £77.6 million, in aggregate) and approximately 9.1 million shares were purchased through capped accelerated stock repurchase programs at an average rate purchase price per share of $24.20 ($219.9 million, or £137.8 million, in aggregate). The shares of common stock acquired in connection with both programs were cancelled.
Total share based compensation expense included within selling, general and administrative expenses in the condensed consolidated statements of comprehensive income was £3.4 million and £17.1 million for the three and nine months ended September 30, 2012, respectively, and £2.9 million and £17.2 million for the same periods in 2011.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 7—Income Per Common Share

Basic net income per common share is computed by dividing the net income for the three and nine months ended September 30, 2012 and 2011 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow and restricted stock units, and the if-converted method for shares potentially issuable under our convertible notes.
The weighted average number of shares outstanding for the three and nine months ended September 30, 2012 and 2011 is computed as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of shares outstanding at start of period	273.5	313.2	286.4	321.3
Issue of common stock (average number outstanding during the period)	0.4	1.3	1.4	3.3
Purchase of treasury shares (weighted average)	(4.1)	(4.1)	(11.7)	(9.1)
Weighted average number of shares outstanding	269.8	310.4	276.1	315.5
The following table sets forth the components of basic and diluted income per common share (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator for basic income per common share from continuing operations	£123.9	£(73.8)	£195.6	£28.9
Interest on convertible notes, net of tax	10.3	0.0	30.8	0.0
Numerator for diluted income per common share from continuing operations	£134.2	£(73.8)	£226.4	£28.9
Weighted average number of shares:
Denominator for basic income per common share	269.8	310.4	276.1	315.5
Effect of dilutive securities:
Share based awards to employees	4.7	0.0	4.5	4.7
Shares issuable under convertible notes	52.0	0.0	52.0	0.0
Denominator for diluted income per common share	326.5	310.4	332.6	320.2

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income per common share (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	3.8	10.9	4.2	6.7
Sharesave options	0.0	0.8	0.0	0.3
Restricted stock held in escrow	0.1	0.6	0.1	0.6
Restricted stock units	3.0	3.6	3.0	3.6
Shares issuable under convertible notes	0.0	52.0	0.0	52.0
In the three and nine months ended September 30, 2012, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because generally their exercise prices exceeded our average share price during the calculation period.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 7—Income Per Common Share (continued)
In the three and nine months ended September 30, 2012, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of September 30, 2012.
Stock Option Grants
All options outstanding under our stock incentive plans have a ten year term and become fully exercisable within five years of continued employment. We have historically issued new shares upon exercise of the options and expect to continue to do so. For performance-based option grants, the performance objectives are based upon both quantitative and qualitative objectives, including earnings and stock price performance, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.
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
Convertible Notes
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
The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, stock repurchases where the price exceeds market values, the issuance of certain rights or warrants or certain cash dividends or distributions.

Note 8—Comprehensive Income

Comprehensive income comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) for period	£123.9	£(73.8)	£195.6	£27.7
Currency translation adjustment	9.5	(11.2)	12.4	(11.8)
Net unrealized (losses) gains on derivatives, net of tax	(75.6)	41.5	(110.5)	(24.0)
Reclassification of derivative losses (gains) to net income, net of tax	57.0	(39.8)	89.5	2.3
Pension liability adjustment, net of tax	0.6	(0.5)	1.8	(0.5)
	£115.4	£(83.8)	£188.8	£(6.3)
The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2012	December 31, 2011
Foreign currency translation	£162.3	£149.9
Pension liability adjustment	(85.7)	(87.5)
Net unrealized losses on derivatives	(53.4)	(32.4)
	£23.2	£30.0
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
Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £30.8 million as of September 30, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2013.

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
Segment information for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£859.1	£168.6	£1,027.7	£846.0	£154.0	£1,000.0
Segment contribution	£521.9	£95.5	£617.4	£493.5	£90.1	£583.6
	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£2,555.8	£505.0	£3,060.8	£2,503.8	£464.3	£2,968.1
Segment contribution	£1,522.3	£278.4	£1,800.7	£1,473.0	£274.5	£1,747.5

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 10—Industry Segments (continued)

The reconciliation of total segment contribution to consolidated operating income and net income is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total segment contribution	£617.4	£583.6	£1,800.7	£1,747.5
Other operating and corporate costs	194.7	185.3	589.4	581.0
Restructuring and other charges	(0.8)	6.2	4.1	7.7
Depreciation	243.5	235.6	716.7	694.6
Amortization	0.0	28.1	0.0	90.3
Consolidated operating income	180.0	128.4	490.5	373.9
Other income (expense)
Interest expense	(100.2)	(107.6)	(304.4)	(335.3)
Loss on extinguishment of debt	0.0	(18.3)	(58.6)	(47.2)
Share of income from equity investments	0.0	3.6	0.0	18.6
Loss on disposal of equity investments	0.0	(8.0)	0.0	(8.0)
Gain (loss) on derivative instruments	44.0	(59.3)	67.9	(40.5)
Foreign currency gains (losses)	0.3	(13.0)	(5.5)	0.8
Interest income and other, net	0.2	0.5	6.5	83.8
Income tax expense	(0.4)	(0.1)	(0.8)	(17.2)
Income (loss) from continuing operations	123.9	(73.8)	195.6	28.9
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income (loss)	£123.9	£(73.8)	£195.6	£27.7

Note 11—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 as required by Rule 3-10(d) of Regulation S-X.
Virgin Media Finance PLC is the issuer of the following senior notes:

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

	September 30, 2012
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£12.3	£1.0	£0.2	£0.0	£0.0	£99.9	£0.0	£113.4
Restricted cash	0.0	0.0	0.0	0.0	0.0	1.9	0.0	1.9
Other current assets	6.3	0.0	0.0	8.7	0.0	549.4	0.0	564.4
Total current assets	18.6	1.0	0.2	8.7	0.0	651.2	0.0	679.7
Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,546.5	0.0	4,546.5
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,032.5	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	819.8	441.7	(672.2)	1,767.4	2,581.7	(2,204.1)	(2,734.3)	0.0
Other assets, net	226.2	20.4	0.2	165.7	0.0	89.8	0.0	502.3
Total assets	£1,064.6	£463.1	£(686.8)	£1,941.8	£2,581.7	£5,115.9	£(2,734.3)	£7,746.0
Current liabilities	£27.6	£39.9	£3.0	£91.6	£0.0	£2,010.8	£(910.2)	£1,262.7
Long-term debt, net of current portion	540.8	1,675.9	0.0	0.0	0.0	3,494.6	0.0	5,711.3
Other long-term liabilities	0.2	0.0	0.0	101.8	0.0	174.0	0.0	276.0
Total liabilities	568.6	1,715.8	3.0	193.4	0.0	5,679.4	(910.2)	7,250.0
Shareholders’ equity (deficit)	496.0	(1,252.7)	(689.8)	1,748.4	2,581.7	(563.5)	(1,824.1)	496.0
Total liabilities and shareholders’ equity (deficit)	£1,064.6	£463.1	£(686.8)	£1,941.8	£2,581.7	£5,115.9	£(2,734.3)	£7,746.0

	December 31, 2011
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£1.9	£0.3	£0.1	£0.0	£281.9	£0.0	£300.4
Restricted cash	0.0	0.0	0.0	0.0	0.0	1.9	0.0	1.9
Other current assets	0.3	0.0	1.0	16.3	0.0	524.3	0.0	541.9
Total current assets	16.5	1.9	1.3	16.4	0.0	808.1	0.0	844.2
Fixed assets, net	0.0	0.0	0.0	0.0	0.0	4,602.7	0.0	4,602.7
Goodwill and intangible assets, net	0.0	0.0	(15.0)	0.0	0.0	2,032.5	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	330.2	(841.2)	1,474.5	2,217.5	(2,902.6)	(1,320.6)	0.0
Other assets, net	146.1	23.5	0.0	208.4	0.0	96.4	0.0	474.4
Total assets	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8
Current liabilities	£14.6	£52.2	£13.6	£101.2	£0.0	£1,897.8	£(801.6)	£1,277.8
Long-term debt, net of current portion	551.1	1,720.3	0.0	0.0	0.0	3,507.1	0.0	5,778.5
Other long-term liabilities	0.2	0.0	0.0	45.8	0.0	197.6	0.0	243.6
Total liabilities	565.9	1,772.5	13.6	147.0	0.0	5,602.5	(801.6)	7,299.9
Shareholders’ equity (deficit)	638.9	(1,416.9)	(868.5)	1,552.3	2,217.5	(965.4)	(519.0)	638.9
Total liabilities and shareholders’ equity (deficit)	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8

	Three months ended September 30, 2012
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,027.7	£0.0	£1,027.7
Operating costs	0.0	0.0	0.0	0.0	0.0	(403.3)	0.0	(403.3)
Selling, general and administrative expenses	(4.1)	0.0	0.0	0.0	0.0	(197.6)	0.0	(201.7)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	0.8	0.0	0.8
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(243.5)	0.0	(243.5)
Operating income (loss)	(4.1)	0.0	0.0	0.0	0.0	184.1	0.0	180.0
Interest expense	(29.7)	(38.8)	(2.7)	(83.1)	0.0	(234.6)	288.7	(100.2)
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Gain (loss) on derivative instruments	51.6	0.0	0.0	(7.6)	0.0	0.0	0.0	44.0
Foreign currency gains(losses)	0.4	(1.8)	(1.7)	(17.2)	0.0	(5.8)	26.4	0.3
Interest income and other, net	0.0	38.3	3.9	40.5	0.0	206.2	(288.7)	0.2
Income tax (expense) benefit	0.0	0.0	0.1	(0.1)	0.0	(0.4)	0.0	(0.4)
Income (loss) from continuing operations	18.2	(2.3)	(0.4)	(67.5)	0.0	149.5	26.4	123.9
Equity in net income (loss) of subsidiaries	105.7	102.1	106.2	143.2	142.8	0.0	(600.0)	0.0
Net income (loss)	£123.9	£99.8	£105.8	£75.7	£142.8	£149.5	£(573.6)	£123.9
Total comprehensive income (loss)	£115.4	£81.8	£89.3	£57.7	£143.6	£150.3	£(522.7)	£115.4

	Three months ended September 30, 2011
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£1,000.0	£0.0	£1,000.0
Operating costs	0.0	0.0	0.0	0.0	0.0	(401.7)	0.0	(401.7)
Selling, general and administrative expenses	(1.2)	0.0	0.0	0.0	0.0	(198.8)	0.0	(200.0)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(6.2)	0.0	(6.2)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(263.7)	0.0	(263.7)
Operating income (loss)	(1.2)	0.0	0.0	0.0	0.0	129.6	0.0	128.4
Interest expense	(15.6)	(45.4)	(7.6)	(90.5)	0.0	(263.4)	314.9	(107.6)
Loss on extinguishment of debt	0.0	(15.5)	0.0	18.1	0.0	(20.9)	0.0	(18.3)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	3.6	0.0	3.6
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(53.6)	0.0	0.0	(3.9)	0.0	(1.8)	0.0	(59.3)
Foreign currency (losses) gains	0.0	1.9	(5.6)	9.2	0.0	(18.5)	0.0	(13.0)
Interest income and other, net	0.2	44.9	8.5	45.1	0.0	216.7	(314.9)	0.5
Income tax (expense) benefit	0.0	0.0	(1.2)	0.0	0.0	1.1	0.0	(0.1)
(Loss) income from continuing operations	(70.2)	(14.1)	(5.9)	(22.0)	0.0	38.4	0.0	(73.8)
Equity in net (loss) income of subsidiaries	(3.6)	9.6	2.4	31.7	134.9	0.0	(175.0)	0.0
Net (loss) income	£(73.8)	£(4.5)	£(3.5)	£9.7	£134.9	£38.4	£(175.0)	£(73.8)
Total comprehensive (loss) income	£(83.8)	£(3.3)	£(3.8)	£10.9	£134.4	£37.9	£(176.1)	£(83.8)

	Nine months ended September 30, 2012
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£3,060.8	£0.0	£3,060.8
Operating costs	0.0	0.0	0.0	0.0	0.0	(1,223.4)	0.0	(1,223.4)
Selling, general and administrative expenses	(11.6)	0.0	0.0	0.0	0.0	(614.5)	0.0	(626.1)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(4.1)	0.0	(4.1)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(716.7)	0.0	(716.7)
Operating income (loss)	(11.6)	0.0	0.0	0.0	0.0	502.1	0.0	490.5
Interest expense	(82.2)	(121.7)	(8.1)	(257.6)	0.0	(714.4)	879.6	(304.4)
Loss on extinguishment of debt	0.0	(58.6)	0.0	0.0	0.0	0.0	0.0	(58.6)
Gain (loss) on derivative instruments	91.5	0.0	0.0	(23.6)	0.0	0.0	0.0	67.9
Foreign currency (losses) gains	0.0	(7.7)	(6.0)	(25.4)	0.0	2.1	31.5	(5.5)
Interest income and other, net	0.0	124.6	11.6	137.2	0.0	612.7	(879.6)	6.5
Income tax expense (benefit)	0.0	0.0	0.1	(0.3)	0.0	(0.6)	0.0	(0.8)
Income (loss) from continuing operations	(2.3)	(63.4)	(2.4)	(169.7)	0.0	401.9	31.5	195.6
Equity in net income (loss) of subsidiaries	197.9	246.7	200.3	384.9	383.3	0.0	(1,413.1)	0.0
Net income (loss)	£195.6	£183.3	£197.9	£215.2	£383.3	£401.9	£(1,381.6)	£195.6
Total comprehensive income (loss)	£188.8	£164.1	£180.7	£196.0	£385.5	£404.1	£(1,330.4)	£188.8

	Nine months ended September 30, 2011
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£0.0	£0.0	£0.0	£2,968.1	£0.0	£2,968.1
Operating costs	0.0	0.0	0.0	0.0	0.0	(1,202.7)	0.0	(1,202.7)
Selling, general and administrative expenses	(9.4)	0.0	0.0	0.0	0.0	(589.5)	0.0	(598.9)
Restructuring and other charges	0.0	0.0	0.0	0.0	0.0	(7.7)	0.0	(7.7)
Depreciation and amortization	0.0	0.0	0.0	0.0	0.0	(784.9)	0.0	(784.9)
Operating income (loss)	(9.4)	0.0	0.0	0.0	0.0	383.3	0.0	373.9
Interest expense	(44.9)	(142.4)	(29.1)	(288.1)	0.0	(785.1)	954.3	(335.3)
Loss on extinguishment of debt	0.0	(15.5)	0.0	0.0	0.0	(31.7)	0.0	(47.2)
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	18.6	0.0	18.6
Loss on disposal of equity investments	0.0	0.0	0.0	0.0	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(38.8)	0.0	0.0	0.0	0.0	(1.7)	0.0	(40.5)
Foreign currency gains (losses)	(0.3)	0.0	0.7	0.0	0.0	0.4	0.0	0.8
Interest income and other, net	3.6	142.5	32.1	129.6	0.0	730.3	(954.3)	83.8
Income tax (expense) benefit	0.0	0.0	(1.2)	(23.3)	0.0	7.3	0.0	(17.2)
Income (loss) from continuing operations	(89.8)	(15.4)	2.5	(181.8)	0.0	313.4	0.0	28.9
Loss on discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	117.5	110.0	115.1	291.8	408.7	0.0	(1,043.1)	0.0
Net income (loss)	£27.7	£94.6	£117.6	£110.0	£408.7	£312.2	£(1,043.1)	£27.7
Total comprehensive income (loss)	£(6.3)	£72.4	£95.0	£87.8	£431.5	£335.0	£(1,021.7)	£(6.3)

	Nine months ended September 30, 2012
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(66.2)	£(48.5)	£(4.9)	£(136.3)	£0.0	£1,063.5	£0.0	£807.6
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(572.4)	0.0	(572.4)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	2.1	0.0	2.1
Principal drawdowns (repayments) on loans to group companies	415.3	45.9	4.8	133.9	0.0	(599.9)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	0.0	0.0	(0.6)	0.0	(0.6)
Disposal of equity investments, net	0.0	0.0	0.0	0.0	0.0	(2.5)	0.0	(2.5)
Net cash (used in) provided by investing activities	415.3	45.9	4.8	133.9	0.0	(1,173.3)	0.0	(573.4)
Financing activities:
New borrowings, net of financing fees	0.0	315.8	0.0	100.0	0.0	(0.2)	0.0	415.6
Repurchase of common stock	(330.2)	0.0	0.0	0.0	0.0	0.0	0.0	(330.2)
Proceeds from employee stock option exercises, net of taxes reimbursed	(0.6)	0.0	0.0	0.0	0.0	0.0	0.0	(0.6)
Principal payments on long term debt and capital leases	0.0	(314.1)	0.0	(100.0)	0.0	(72.0)	0.0	(486.1)
Proceeds from settlement of cross-currency swaps	0.0	0.0	0.0	2.3	0.0	0.0	0.0	2.3
Dividends paid	(20.7)	0.0	0.0	0.0	0.0	0.0	0.0	(20.7)
Net cash (used in) provided by financing activities	(351.5)	1.7	0.0	2.3	0.0	(72.2)	0.0	(419.7)
Effect of exchange rates on cash and cash equivalents	(1.5)	0.0	0.0	0.0	0.0	0.0	0.0	(1.5)
Decrease in cash and cash equivalents	(3.9)	(0.9)	(0.1)	(0.1)	0.0	(182.0)	0.0	(187.0)
Cash and cash equivalents at beginning of period	16.2	1.9	0.3	0.1	0.0	281.9	0.0	300.4
Cash and cash equivalents at end of period	£12.3	£1.0	£0.2	£0.0	£0.0	£99.9	£0.0	£113.4

	Nine months ended September 30, 2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(20.2)	£(16.7)	£0.3	£44.9	£0.0	£846.4	£0.0	£854.7
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	0.0	0.0	0.0	(479.3)	0.0	(479.3)
Proceeds from sale of fixed assets	0.0	0.0	0.0	0.0	0.0	1.5	0.0	1.5
Principal repayments on loans to equity investments	0.0	0.0	0.0	0.0	0.0	108.2	0.0	108.2
Principal drawdowns (repayments) on loans to group companies	388.7	357.2	0.1	(104.2)	0.0	(641.8)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	0.0	0.0	(14.6)	0.0	(14.6)
Disposal of equity investments, net	0.0	0.0	0.0	0.0	0.0	241.0	0.0	241.0
Other	0.0	0.0	0.0	0.0	0.0	2.5	0.0	2.5
Net cash (used in) provided by investing activities	388.7	357.2	0.1	(104.2)	0.0	(782.5)	0.0	(140.7)
Financing activities:
New borrowings, net of financing fees	0.0	0.0	0.0	(10.4)	0.0	987.6	0.0	977.2
Repurchase of common stock	(447.0)	0.0	0.0	0.0	0.0	0.0	0.0	(447.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	14.4	0.0	0.0	0.0	0.0	0.0	0.0	14.4
Principal payments on long term debt and capital leases	0.0	(340.4)	0.0	0.0	0.0	(988.0)	0.0	(1,328.4)
Proceeds from settlement of cross currency swaps	0.0	0.0	0.0	65.5	0.0	0.0	0.0	65.5
Dividends paid	(23.7)	0.0	0.0	0.0	0.0	0.0	0.0	(23.7)
Net cash used in financing activities	(456.3)	(340.4)	0.0	55.1	0.0	(0.4)	0.0	(742.0)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Net cash used in discontinued operations	0.0	0.0	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Effect of exchange rates on cash and cash equivalents	(2.4)	0.0	(0.4)	0.0	0.0	0.0	0.0	(2.8)
(Decrease) increase in cash and cash equivalents	(90.2)	0.1	0.0	(4.2)	0.0	53.1	0.0	(41.2)
Cash and cash equivalents at beginning of period	£101.3	£1.8	£0.4	£4.5	£0.0	£371.5	£0.0	£479.5
Cash and cash equivalent sat end of period	£11.1	£1.9	£0.4	£0.3	£0.0	£424.6	£0.0	£438.3
Note 12—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 as required by Rule 3-10(d) of Regulation S-X. Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021

	September 30, 2012
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£12.3	£0.0	£96.9	£4.2	£0.0	£113.4
Restricted cash	0.0	0.0	1.0	0.9	0.0	1.9
Other current assets	6.3	0.0	558.1	0.0	0.0	564.4
Total current assets	18.6	0.0	656.0	5.1	0.0	679.7
Fixed assets, net	0.0	0.0	3,944.1	602.4	0.0	4,546.5
Goodwill and intangible assets, net	0.0	0.0	1,869.2	148.3	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	819.8	2,600.5	(1,049.8)	1,518.7	(3,889.2)	0.0
Other assets, net	226.2	25.7	250.2	0.2	0.0	502.3
Total assets	£1,064.6	£2,626.2	£5,669.7	£2,274.7	£(3,889.2)	£7,746.0
Current liabilities	£27.6	£40.8	£1,503.1	£601.4	£(910.2)	£1,262.7
Long term debt, net of current portion	540.8	2,581.6	2,588.9	0.0	0.0	5,711.3
Other long term liabilities	0.2	0.0	260.0	15.8	0.0	276.0
Total liabilities	568.6	2,622.4	4,352.0	617.2	(910.2)	7,250.0
Shareholders’ equity (deficit)	496.0	3.8	1,317.7	1,657.5	(2,979.0)	496.0
Total liabilities and shareholders’ equity	£1,064.6	£2,626.2	£5,669.7	£2,274.7	£(3,889.2)	£7,746.0

	December 31, 2011
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£0.0	£263.8	£20.4	£0.0	£300.4
Restricted cash	0.0	0.0	1.0	0.9	0.0	1.9
Other current assets	0.3	0.0	521.4	20.2	0.0	541.9
Total current assets	16.5	0.0	786.2	41.5	0.0	844.2
Fixed assets, net	0.0	0.0	3,986.8	615.9	0.0	4,602.7
Goodwill and intangible assets, net	0.0	0.0	1,869.2	148.3	0.0	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	2,578.1	(1,521.3)	1,389.7	(3,488.7)	0.0
Other assets, net	146.1	28.8	298.9	0.6	0.0	474.4
Total assets	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8
Current liabilities	£14.6	£28.9	£1,386.9	£649.0	£(801.6)	£1,277.8
Long term debt, net of current portion	551.1	2,575.4	2,652.0	0.0	0.0	5,778.5
Other long term liabilities	0.2	0.0	211.2	32.2	0.0	243.6
Total liabilities	565.9	2,604.3	4,250.1	681.2	(801.6)	7,299.9
Shareholders’ equity (deficit)	638.9	2.6	1,169.7	1,514.8	(2,687.1)	638.9
Total liabilities and shareholders’ equity	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8

	Three months ended September 30, 2012
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£966.4	£61.3	£0.0	£1,027.7
Operating costs	0.0	0.0	(384.4)	(18.9)	0.0	(403.3)
Selling, general and administrative expenses	(4.1)	0.0	(184.8)	(12.8)	0.0	(201.7)
Restructuring and other charges	0.0	0.0	0.8	0.0	0.0	0.8
Depreciation and amortization	0.0	0.0	(219.3)	(24.2)	0.0	(243.5)
Operating income (loss)	(4.1)	0.0	178.7	5.4	0.0	180.0
Interest expense	(29.7)	(40.6)	(230.0)	(99.3)	299.4	(100.2)
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0
Share of income from equity investments	0.0	0.0	0.0	0.0	0.0	0.0
Gain (loss) on derivative instruments	51.6	0.0	(7.6)	0.0	0.0	44.0
Foreign currency gains (losses)	0.4	0.0	(32.2)	5.7	26.4	0.3
Interest and other income, net	0.0	40.8	151.2	107.6	(299.4)	0.2
Income tax (expense) benefit	0.0	0.0	(0.5)	0.1	0.0	(0.4)
Income from continuing operations	18.2	0.2	59.6	19.5	26.4	123.9
Equity in net income (loss) of subsidiaries	105.7	0.0	19.3	86.2	(211.2)	0.0
Net income (loss)	£123.9	£0.2	£78.9	£105.7	£(184.8)	£123.9
Total comprehensive income (loss)	£115.4	£0.2	£60.9	£89.2	£(150.3)	£115.4

	Three months ended September 30, 2011
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£889.6	£110.4	£0.0	£1,000.0
Operating costs	0.0	0.0	(336.6)	(65.1)	0.0	(401.7)
Selling, general and administrative expenses	(1.2)	0.0	(170.1)	(28.7)	0.0	(200.0)
Restructuring and other charges	0.0	0.0	(5.8)	(0.4)	0.0	(6.2)
Depreciation and amortization	0.0	0.0	(205.0)	(58.7)	0.0	(263.7)
Operating income (loss)	(1.2)	0.0	172.1	(42.5)	0.0	128.4
Interest expense	(15.6)	(40.3)	(258.8)	(107.7)	314.8	(107.6)
Loss on extinguishment of debt	0.0	0.0	(18.3)	0.0	0.0	(18.3)
Share of income from equity investments	0.0	0.0	0.0	3.6	0.0	3.6
Loss on disposal of equity investments	0.0	0.0	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(53.6)	0.0	(5.7)	0.0	0.0	(59.3)
Foreign currency (losses) gains	0.0	0.0	20.9	(33.9)	0.0	(13.0)
Interest and other income, net	0.2	39.4	164.5	111.2	(314.8)	0.5
Income tax (expense) benefit	0.0	0.0	1.1	(1.2)	0.0	(0.1)
(Loss) income from continuing operations	(70.2)	(0.9)	75.8	(78.5)	0.0	(73.8)
Equity in net (loss) income of subsidiaries	(3.6)	0.0	(99.1)	74.9	27.8	0.0
Net (loss) income	£(73.8)	£(0.9)	£(23.3)	£(3.6)	£27.8	£(73.8)
Total comprehensive (loss) income	£(83.8)	£(0.9)	£(22.1)	£(3.9)	£26.9	£(83.8)

	Nine months ended September 30, 2012
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£2,879.7	£181.1	£0.0	£3,060.8
Operating costs	0.0	0.0	(1,167.8)	(55.6)	0.0	(1,223.4)
Selling, general and administrative expenses	(11.6)	0.0	(575.4)	(39.1)	0.0	(626.1)
Restructuring and other charges	0.0	0.0	(1.8)	(2.3)	0.0	(4.1)
Depreciation and amortization	0.0	0.0	(649.7)	(67.0)	0.0	(716.7)
Operating income (loss)	(11.6)	0.0	485.0	17.1	0.0	490.5
Interest expense	(82.2)	(121.7)	(712.4)	(293.5)	905.4	(304.4)
Loss on extinguishment of debt	0.0	0.0	(58.6)	0.0	0.0	(58.6)
Gain (loss) on derivative instruments	91.5	0.0	(23.6)	0.0	0.0	67.9
Foreign currency (losses) gains	0.0	0.0	(34.9)	(2.1)	31.5	(5.5)
Interest and other income, net	0.0	122.8	468.6	320.5	(905.4)	6.5
Income tax expense	0.0	0.0	(0.9)	0.1	0.0	(0.8)
Income (loss) from continuing operations	(2.3)	1.1	123.2	42.1	31.5	195.6
Equity in net income (loss) of subsidiaries	197.9	0.0	44.1	155.8	(397.8)	0.0
Net income (loss)	£195.6	£1.1	£167.3	£197.9	£(366.3)	£195.6
Total comprehensive income (loss)	£188.8	£1.1	£148.1	£180.7	£(329.9)	£188.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Note 12 - Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Nine months ended September 30, 2011
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£0.0	£0.0	£2,627.5	£340.6	£0.0	£2,968.1
Operating costs	0.0	0.0	(1,004.6)	(198.1)	0.0	(1,202.7)
Selling, general and administrative expenses	(9.4)	0.0	(510.8)	(78.7)	0.0	(598.9)
Restructuring and other charges	0.0	0.0	(7.2)	(0.5)	0.0	(7.7)
Depreciation and amortization	0.0	0.0	(693.3)	(91.6)	0.0	(784.9)
Operating income (loss)	(9.4)	0.0	411.6	(28.3)	0.0	373.9
Interest expense	(44.9)	(114.5)	(793.6)	(336.5)	954.2	(335.3)
Loss on extinguishment of debt	0.0	0.0	(47.2)	0.0	0.0	(47.2)
Share of income from equity investments	0.0	0.0	0.0	18.6	0.0	18.6
Loss on disposal of equity investments	0.0	0.0	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(38.8)	0.0	(1.7)	0.0	0.0	(40.5)
Foreign currency gains (losses)	(0.3)	0.0	2.5	(1.4)	0.0	0.8
Interest and other income, net	3.6	109.4	592.9	332.1	(954.2)	83.8
Income tax (expense) benefit	0.0	0.0	(18.8)	1.6	0.0	(17.2)
Income (loss) from continuing operations	(89.8)	(5.1)	145.7	(21.9)	0.0	28.9
Loss on discontinued operations, net of tax	0.0	0.0	0.0	(1.2)	0.0	(1.2)
Equity in net income (loss) of subsidiaries	117.5	0.0	(30.3)	140.6	(227.8)	0.0
Net income (loss)	£27.7	£(5.1)	£115.4	£117.5	£(227.8)	£27.7
Total comprehensive income (loss)	£(6.3)	£(5.1)	£93.2	£94.9	£(183.0)	£(6.3)

	Nine months ended September 30, 2012
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(66.2)	£1.1	£813.7	£59.0	£0.0	£807.6
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(487.3)	(85.1)	0.0	(572.4)
Proceeds from sale of fixed assets	0.0	0.0	2.1	0.0	0.0	2.1
Principal drawdowns (repayments) on loans to group companies	415.3	(0.9)	(427.5)	13.1	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	(0.6)	0.0	(0.6)
Disposal of equity investments, net	0.0	0.0	0.0	(2.5)	0.0	(2.5)
Net cash (used in) provided by investing activities	415.3	(0.9)	(912.7)	(75.1)	0.0	(573.4)
Financing activities:
New borrowings, net of financing fees	0.0	(0.2)	415.9	(0.1)	0.0	415.6
Repurchase of common stock	(330.2)	0.0	0.0	0.0	0.0	(330.2)
Proceeds from employee stock option exercises, net of taxes reimbursed	(0.6)	0.0	0.0	0.0	0.0	(0.6)
Principal payments on long term debt and capital leases	0.0	0.0	(486.1)	0.0	0.0	(486.1)
Proceeds from settlement of cross-currency swaps	0.0	0.0	2.3	0.0	0.0	2.3
Dividends paid	(20.7)	0.0	0.0	0.0	0.0	(20.7)
Net cash used in financing activities	(351.5)	(0.2)	(67.9)	(0.1)	0.0	(419.7)
Effect of exchange rates on cash and cash equivalents	(1.5)	0.0	0.0	0.0	0.0	(1.5)
Decrease in cash and cash equivalents	(3.9)	0.0	(166.9)	(16.2)	0.0	(187.0)
Cash and cash equivalents at beginning of period	16.2	0.0	263.8	20.4	0.0	300.4
Cash and cash equivalents at end of period	£12.3	£0.0	£96.9	£4.2	£0.0	£113.4

	Nine months ended September 30, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(20.2)	£(11.5)	£738.2	£148.2	£0.0	£854.7
Investing activities:
Purchase of fixed and intangible assets	0.0	0.0	(454.0)	(25.3)	0.0	(479.3)
Proceeds from sale of fixed assets	0.0	0.0	1.5	0.0	0.0	1.5
Principal repayments on loans to equity investments	0.0	0.0	0.0	108.2	0.0	108.2
Principal draw downs (repayments) on loans to group companies	388.7	(929.7)	647.4	(106.4)	0.0	0.0
Acquisitions, net of cash	0.0	0.0	0.0	(14.6)	0.0	(14.6)
Disposal of equity investments, net	0.0	0.0	0.0	241.0	0.0	241.0
Other	0.0	0.0	0.0	2.5	0.0	2.5
Net cash (used in) provided by investing activities	388.7	(929.7)	194.9	205.4	0.0	(140.7)
Financing activities:
New borrowings, net of financing fees	0.0	941.2	36.0	0.0	0.0	977.2
Repurchase of common stock	(447.0)	0.0	0.0	0.0	0.0	(447.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	14.4	0.0	0.0	0.0	0.0	14.4
Principal payments on long term debt and capital leases	0.0	0.0	(1,328.4)	0.0	0.0	(1,328.4)
Proceeds from settlement of cross currency swaps	0.0	0.0	65.5	0.0	0.0	65.5
Dividends paid	(23.7)	0.0	0.0	0.0	0.0	(23.7)
Net cash (used in) provided by financing activities	(456.3)	941.2	(1,226.9)	0.0	0.0	(742.0)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Net cash used in discontinued operations	0.0	0.0	0.0	(10.4)	0.0	(10.4)
Effect of exchange rates on cash and cash equivalents	(2.4)	0.0	0.0	(0.4)	0.0	(2.8)
(Decrease) increase in cash and cash equivalents	(90.2)	0.0	(293.8)	342.8	0.0	(41.2)
Cash and cash equivalents at beginning of period	101.3	0.0	356.9	21.3	0.0	479.5
Cash and cash equivalents at end of period	£11.1	£0.0	£63.1	£364.1	£0.0	£438.3

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 13—Subsequent Events
On October 30, 2012 our wholly owned subsidiary Virgin Media Finance PLC issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due February 15, 2022 at par. Interest accrues from issue on October 30, 2012 and is payable on February 15 and August 15 each year, commencing February 15, 2013.
The estimated proceeds of £951.1 million, net of fees and expenses, are expected to be used to purchase all of our outstanding dollar and euro denominated 9.5% senior notes due 2016, and up to $250 million aggregate principal amount of our dollar denominated 8.375% senior notes due 2019 and our sterling denominated 8.875% senior notes due 2019. Premia totaling approximately £103.7 million are expected to be paid for these redemptions.
During the third quarter of 2012, we entered into an ASR to purchase $175 million (£112.7 million) of our common stock. The final settlement of the repurchase under this ASR was completed on October 26, 2012 with the receipt of a further 0.2 million shares, making the average purchase price per share $28.71 since the effective date of this agreement.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£99.8	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £8.8 (2012) and £10.9 (2011)	456.8	435.4
Derivative financial instruments	4.7	9.5
Prepaid expenses and other current assets	96.6	95.6
Total current assets	659.8	824.4
Fixed assets, net	4,452.2	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Derivative financial instruments	165.5	209.6
Deferred financing costs, net of accumulated amortization of £34.6 (2012) and £28.0 (2011)	38.1	44.5
Other assets	52.1	50.8
Due from group companies	1,631.7	1,223.2
Total assets	£9,026.0	£8,880.7
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£333.7	£304.3
Accrued expenses and other current liabilities	339.7	372.0
Derivative financial instruments	7.8	16.7
VAT and employee taxes payable	86.1	88.4
Interest payable	49.2	51.5
Interest payable to group companies	131.1	137.0
Deferred revenue	310.1	311.8
Current portion of long term debt	81.3	140.9
Total current liabilities	1,339.0	1,422.6
Long term debt, net of current portion	3,494.6	3,507.1
Long term debt due to group companies, net of current portion	2,168.3	2,155.3
Derivative financial instruments	106.9	53.4
Deferred revenue and other long term liabilities	168.9	190.0
Total liabilities	7,277.7	7,328.4
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2012 and 2011); issued and outstanding 224,552 ordinary shares (2012 and 2011)	0.0	0.0
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(139.1)	(119.9)
Accumulated deficit	(2,483.9)	(2,699.1)
Total shareholder’s equity	1,748.3	1,552.3
Total liabilities and shareholder’s equity	£9,026.0	£8,880.7
See accompanying notes
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	£998.5	£974.4	£2,973.8	£2,891.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	392.4	392.5	1,191.3	1,174.8
Selling, general and administrative expenses	188.7	192.4	586.1	570.1
Restructuring and other charges	(0.8)	6.1	3.9	7.5
Depreciation	237.9	230.0	699.9	678.0
Amortization	0.0	28.1	0.0	90.3
Total costs and expenses	818.2	849.1	2,481.2	2,520.7
Operating income	180.3	125.3	492.6	371.1
Other income (expense)
Interest expense	(48.0)	(49.6)	(142.7)	(155.0)
Interest expense to group companies	(42.4)	(47.9)	(136.5)	(157.0)
Loss on extinguishment of debt	0.0	(2.8)	0.0	(31.7)
Share of income from equity investments	0.0	3.6	0.0	18.6
Loss on disposal of equity investments	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(7.7)	(5.7)	(23.7)	(1.7)
Foreign currency (losses) gains	(22.8)	(9.2)	(23.1)	0.4
Interest income and other, net	0.2	0.5	6.5	83.8
Interest income from group companies	16.6	2.3	43.0	6.7
Income from continuing operations before income taxes	76.2	8.5	216.1	127.2
Income tax (expense) benefit	(0.5)	1.1	(0.9)	(16.0)
Income from continuing operations	75.7	9.6	215.2	111.2
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	£75.7	£9.6	£215.2	£110.0
Total comprehensive income	£57.7	£10.8	£196.0	£87.8
See accompanying notes.
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	£215.2	£110.0
Loss from discontinued operations	0.0	1.2
Income from continuing operations	215.2	111.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	699.9	768.3
Non-cash interest	18.8	13.0
Share-based compensation	14.6	15.9
Loss on extinguishment of debt, net of cash prepayment premiums	0.0	31.7
Income from equity accounted investments, net of dividends received	0.0	(0.6)
Unrealized losses (gains) on derivative instruments, net of cash settlements	14.3	(4.7)
Foreign currency losses	0.2	1.2
Loss on disposal of equity investments	0.0	8.0
Income taxes	2.4	20.6
Other	0.0	5.3
Changes in operating assets and liabilities	(86.6)	(69.2)
Net cash provided by operating activities	878.8	900.7
Investing activities:
Purchase of fixed and intangible assets	(562.8)	(471.2)
Proceeds from sale of fixed assets	2.1	1.4
Principal repayments on loans to equity investments	0.0	108.2
Investments from and loans to parent and subsidiary companies	(427.4)	(763.2)
Acquisitions, net of cash acquired	(0.6)	(14.6)
Disposal of equity investments, net	(2.5)	241.0
Other	0.0	2.5
Net cash used in investing activities	(991.2)	(895.9)
Financing activities:
New borrowings, net of financing fees	99.9	977.2
Principal payments on long term debt	(100.2)	(957.5)
Principal payments on capital leases	(71.8)	(30.7)
Proceeds from settlement of cross-currency interest rate swaps	2.3	65.5
Net cash (used in) provided by financing activities	(69.8)	54.5
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(10.4)
Net cash used in discontinued operations	0.0	(10.4)
(Decrease) increase in cash and cash equivalents	(182.2)	48.9
Cash and cash equivalents, beginning of period	282.0	376.0
Cash and cash equivalents, end of period	£99.8	£424.9
See accompanying notes

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	£99.8	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £8.8 (2012) and £10.9 (2011)	456.8	435.4
Derivative financial instruments	4.7	9.5
Prepaid expenses and other current assets	96.6	95.6
Total current assets	659.8	824.4
Fixed assets, net	4,452.2	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Derivative financial instruments	165.5	209.6
Deferred financing costs, net of accumulated amortization of £34.6 (2012) and £28.0 (2011)	38.1	44.5
Other assets	52.1	50.8
Due from group companies	1,631.7	1,223.2
Total assets	£9,026.0	£8,880.7
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£333.7	£304.3
Accrued expenses and other current liabilities	339.7	372.0
Derivative financial instruments	7.8	16.7
VAT and employee taxes payable	86.1	88.4
Interest payable	1.9	9.9
Interest payable to group companies	178.4	178.6
Deferred revenue	310.1	311.8
Current portion of long term debt	81.3	140.9
Total current liabilities	1,339.0	1,422.6
Long term debt, net of current portion	244.6	263.3
Long term debt due to group companies, net of current portion	5,418.3	5,399.1
Derivative financial instruments	106.9	53.4
Deferred revenue and other long term liabilities	168.9	190.0
Total liabilities	7,277.7	7,328.4
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £1.0 par value; issued and outstanding 2.5 (2012 and 2011) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(139.1)	(119.9)
Accumulated deficit	(2,483.9)	(2,699.1)
Total shareholder’s equity	1,748.3	1,552.3
Total liabilities and shareholder’s equity	£9,026.0	£8,880.7
See accompanying notes
VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	£998.5	£974.4	£2,973.8	£2,891.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	392.4	392.5	1,191.3	1,174.8
Selling, general and administrative expenses	188.7	192.4	586.1	570.1
Restructuring and other charges	(0.8)	6.1	3.9	7.5
Depreciation	237.9	230.0	699.9	678.0
Amortization	0.0	28.1	0.0	90.3
Total costs and expenses	818.2	849.1	2,481.2	2,520.7
Operating income	180.3	125.3	492.6	371.1
Other income (expense)
Interest expense	(4.4)	(5.1)	(13.3)	(14.6)
Interest expense to group companies	(86.0)	(92.4)	(265.9)	(297.4)
Loss on extinguishment of debt	0.0	(2.8)	0.0	(31.7)
Share of income from equity investments	0.0	3.6	0.0	18.6
Loss on disposal of equity investments	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(7.7)	(5.7)	(23.7)	(1.7)
Foreign currency (losses) gains	(22.8)	(9.2)	(23.1)	0.4
Interest income and other, net	0.2	0.5	6.5	83.8
Interest income from group companies	16.6	2.3	43.0	6.7
Income from continuing operations before income taxes	76.2	8.5	216.1	127.2
Income tax (expense) benefit	(0.5)	1.1	(0.9)	(16.0)
Income from continuing operations	75.7	9.6	215.2	111.2
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	£75.7	£9.6	£215.2	£110.0
Total comprehensive income	£57.7	£10.8	£196.0	£87.8
See accompanying notes.
VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited) (in millions)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	£215.2	£110.0
Loss from discontinued operations	0.0	1.2
Income from continuing operations	215.2	111.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	699.9	768.3
Non-cash interest	18.8	13.0
Share-based compensation	14.6	15.9
Loss on extinguishment of debt, net of cash prepayment premiums	0.0	31.7
Income from equity accounted investments, net of dividends received	0.0	(0.6)
Unrealized losses (gains) on derivative instruments, net of cash settlements	14.3	(4.7)
Foreign currency losses	0.2	1.2
Loss on disposal of equity investments	0.0	8.0
Income taxes	2.4	20.6
Other	0.0	5.3
Changes in operating assets and liabilities	(86.6)	(69.2)
Net cash provided by operating activities	878.8	900.7
Investing activities:
Purchase of fixed and intangible assets	(562.8)	(471.2)
Proceeds from sale of fixed assets	2.1	1.4
Principal repayments on loans to equity investments	0.0	108.2
Investments from and loans to parent and subsidiary companies	(427.4)	(639.2)
Acquisitions, net of cash acquired	(0.6)	(14.6)
Disposal of equity investments, net	(2.5)	241.0
Other	0.0	2.5
Net cash used in investing activities	(991.2)	(771.9)
Financing activities:
New borrowings, net of financing fees	(0.1)	107.3
Principal payments on long term debt	(0.2)	(211.6)
Principal payments on capital leases	(71.8)	(30.7)
Proceeds from settlement of cross-currency interest rate swaps	2.3	65.5
Net cash used in financing activities	(69.8)	(69.5)
Cash flow from discontinued operations:
Net cash used in operating activities	0.0	(10.4)
Net cash used in discontinued operations	0.0	(10.4)
(Decrease) increase in cash and cash equivalents	(182.2)	48.9
Cash and cash equivalents, beginning of period	282.0	376.0
Cash and cash equivalents, end of period	£99.8	£424.9
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
The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on February 21, 2012, and which we refer to herein as the 2011 Annual Report.
Note 2—Recent Accounting Guidance
We adopted new guidance regarding the presentation of comprehensive income on January 1, 2012 and have presented total comprehensive income in the condensed consolidated statements of comprehensive income for the current and prior periods. This guidance did not have a material impact on our financial statements.
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
On March 13, 2012, Virgin Media Finance PLC, the parent company of VMIH, issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019. On March 28, 2012, Virgin Media Finance PLC used the net proceeds from these new senior notes, and cash on its balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. Each of VMIH and VMIL are conditional guarantors and have guaranteed these senior notes on a senior subordinated basis.
During October 2012, Virgin Media Finance PLC, effected both a cash tender for certain of its senior notes and a new issuance of senior notes, as more fully described in note 11, Subsequent Events.
On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We repaid this amount in full on September 28, 2012.
Long term debt repayments, including amounts due to group companies, but excluding capital leases, as of September 30, 2012, were due as follows (in millions):

Year ending September 30:
2013	£0.1
2014	0.0
2015	750.0
2016	668.9
2017	0.0
Thereafter	3,975.5
Total debt payments	£5,394.5

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
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 4—Fair Value Measurements (continued)

The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £45.5 million and £106.3 million , respectively, at September 30, 2012, and increases of £45.7 million and £77.9 million, respectively, at December 31, 2011, as a result of our application of fair value hedge accounting to these instruments.

The carrying amounts and fair values of our long term debt, excluding capital leases, were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.50% U.S. dollar senior notes due 2016	£515.6	£587.0	849.2	£966.4
9.50% euro senior notes due 2016	139.2	162.1	145.3	170.1
8.375% U.S. dollar senior notes due 2019	366.3	420.4	380.6	416.9
8.875% sterling senior notes due 2019	345.5	393.8	345.2	378.9
5.25% U.S. dollar senior notes due 2022	309.3	327.9	0.0	0.0
6.50% U.S. dollar senior secured notes due 2018	611.8	677.2	635.4	663.5
7.00% sterling senior secured notes due 2018	865.6	945.0	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	353.0	354.0	353.1	321.8
5.50% sterling senior secured notes due 2021	751.2	711.8	722.4	640.3
Floating rate senior loan note due 2012	0.0	0.0	64.3	64.3
Other notes due to affiliates	492.4	492.4	435.0	435.0
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
During the three and nine months ended September 30, 2012, we recognized losses of £9.6 million and £21.2 million on derivative instruments, respectively, relating to derivative instruments that were not designated or qualifying as a hedging instrument.
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

reclassify any amounts accumulated in other comprehensive income to income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at September 30, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	September 30, 2012	December 31, 2011
Included within current assets:
Accounting Hedges
Foreign currency forward rate contracts	£0.0	£0.1
Economic Hedges
Foreign currency forward rate contracts	0.0	1.6
Interest rate swaps	2.2	0.2
Cross-currency interest rate swaps	2.5	7.6
	£4.7	£9.5
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£104.4	£78.0
Cross-currency interest rate swaps	39.0	94.3
Economic Hedges
Interest rate swaps	0.0	3.1
Cross-currency interest rate swaps	22.1	34.3
	£165.5	£209.7
Included within current liabilities:
Economic Hedges
Foreign currency forward rate contracts	£0.6	£0.0
Interest rate swaps	£4.0	£7.5
Cross-currency interest rate swaps	3.2	9.2
	£7.8	£16.7
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£60.2	£7.3
Economic Hedges
Interest rate swaps	41.4	38.4
Cross-currency interest rate swaps	5.3	7.7
	£106.9	£53.4

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
As of September 30, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar and euro denominated senior notes and senior secured notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at September 30, 2012, were as follows:

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
During October 2012, Virgin Media Finance PLC, effected both a cash tender for certain of its senior notes and a new issuance of senior notes, as more fully described in Note 11 - Subsequent Events.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations
As of September 30, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.
The terms of our outstanding interest rate swap contracts at September 30, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
October 2012 to December 2015	Economic	£200.0	6 month LIBOR	2.91%
October 2012 to December 2015	Economic	200.0	6 month LIBOR	2.87%
October 2012 to December 2015	Economic	200.0	6 month LIBOR	2.79%
£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	6 month LIBOR + 1.84%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	300.0	1.86%	3 month LIBOR
Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions
As of September 30, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at September 30, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
October 2012 to December 2012	Economic	$36.0	£22.9	1.5743
January 2013 to June 2013	Economic	$72.0	£44.5	1.6177

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
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statement of comprehensive income in the period in which they occur. During the three and nine months ended September 30, 2012 and 2011, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.
The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the three and nine months ended September 30, 2012 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	(66.4)	—	(66.4)	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	60.4	—	60.4	—	—
Interest expense	1.4	—	1.4	—	—
Balance at March 31, 2012	£(37.0)	£3.3	£(29.8)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	31.5	—	31.4	—	0.1
Amounts reclassified to earnings impacting:
Foreign exchange loss	(31.1)	—	(31.1)	—	—
Interest expense	1.9	—	1.9	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Balance at June 30, 2012	(34.8)	3.3	(27.6)	—	(10.5)
Amounts recognized in other comprehensive income (loss)	(75.6)	—	(75.8)	—	0.2
Amounts reclassified to earnings impacting:
Foreign exchange loss	54.5	—	54.5	—	—
Interest expense	2.5	—	2.5	—	—
Balance at September 30, 2012	(53.4)	3.3	(46.4)	—	(10.3)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be losses of £0.9 million relating to interest rate swaps, losses of £8.9 million relating to cross-currency interest rate swaps, and income of £0.0 million relating to forward foreign exchange contracts.
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
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
 Note 5—Derivative Financial Instruments and Hedging Activities (continued)

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in the condensed consolidated statements of comprehensive income in the period in which they occur. We recognized hedge ineffectiveness gains of £2.0 million and losses of £2.5 million for the three and nine months ended September 30, 2012, respectively, and losses of £6.1 million and £7.9 million for the three and nine months ended September 30, 2011, respectively.
Note 6—Share Based Compensation
Stock Option Plans
We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at September 30, 2012, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media’s 2011 Annual Report.
Note 7—Comprehensive Income
Comprehensive income comprises (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income for period	£75.7	£9.6	£215.2	£110.0
Net unrealized (losses) gains on derivatives, net of tax	(75.6)	41.5	(110.5)	(24.0)
Reclassification of derivative losses (gains) to net income, net of tax	57.0	(39.8)	89.5	2.3
Pension liability adjustment, net of tax	0.6	(0.5)	1.8	(0.5)
	£57.7	£10.8	£196.0	£87.8

The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	September 30, 2012	December 31, 2011
Pension liability adjustment	£(85.7)	£(87.5)
Net unrealized losses on derivatives	(53.4)	(32.4)
	£(139.1)	£(119.9)
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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating costs	£10.9	£9.2	£32.1	£27.9
Selling, general and administrative expenses	13.0	7.6	40.0	28.8
	£23.9	£16.8	£72.1	£56.7
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
Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £30.8 million as of September 30, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2013.
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
The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£859.1	£521.9	£846.0	£493.5
Business	168.6	95.5	154.0	90.1
Subtotal	1,027.7	617.4	1,000.0	583.6
Companies not consolidated in VMIH and VMIL	(29.2)		(25.6)
Total	£998.5		£974.4

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£2,555.8	£1,522.3	£2,503.8	£1,473.0
Business	505.0	278.4	464.3	274.5
Subtotal	3,060.8	1,800.7	2,968.1	1,747.5
Companies not consolidated in VMIH and VMIL	(87.0)		(76.3)
Total	£2,973.8		£2,891.8
The reconciliation of total segment contribution to consolidated operating income and net income for VMIH and VMIL is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total segment contribution	617.4	583.6	1,800.7	1,747.5
Other operating and corporate costs	194.7	185.3	589.4	581.0
Restructuring and other charges	(0.8)	6.2	4.1	7.7
Depreciation	243.5	235.6	716.7	694.6
Amortization	0.0	28.1	0.0	90.3
Operating (loss) profit of subsidiaries not consolidated in either of the companies	(0.3)	3.1	(2.1)	2.8
Consolidated operating income	180.3	125.3	492.6	371.1
Other income (expense)
Interest expense (1)	(90.4)	(97.5)	(279.2)	(312.0)
Loss on extinguishment of debt	0.0	(2.8)	0.0	(31.7)
Share of income from equity investments	0.0	3.6	0.0	18.6
Loss on disposal of equity investments	0.0	(8.0)	0.0	(8.0)
Loss on derivative instruments	(7.7)	(5.7)	(23.7)	(1.7)
Foreign currency (losses) gains	(22.8)	(9.2)	(23.1)	0.4
Interest income and other, net (2)	16.8	2.8	49.5	90.5
Income tax (expense) benefit	(0.5)	1.1	(0.9)	(16.0)
Income from continuing operations	75.7	9.6	215.2	111.2
Loss from discontinued operations, net of tax	0.0	0.0	0.0	(1.2)
Net income	75.7	9.6	215.2	110.0

(1)	Interest expense represents the total of interest expense and interest expense to group companies.

(2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Subsequent Events
On October, 2012, Virgin Media Finance PLC issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due February 15, 2022 at par. Interest accrues from issue on October 30, 2012 and is payable on February 15 and August 15 each year, commencing February 15, 2013.
The estimated proceeds of £951 million, net of fees and expenses, are expected to be used to purchase all of Virgin Media Finance PLC's outstanding dollar- and euro-denominated 9.5% senior notes due 2016, and up to $250 million aggregate principal amount of its dollar-denominated 8.375% senior notes due 2019 and our sterling-denominated 8.875% senior notes due 2019. Premia totaling approximately £103.7 million are expected to be paid for these redemptions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document. This discussion provides additional information on our business, recent developments, financial condition, cash flows and results of operations.

INTRODUCTION
Management's Discussion & Analysis is organized as follows:

•
Overview: This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Critical accounting policies: This section provides any updates on our critical accounting policies for the three months ended September 30, 2012.

•	Consolidated results of operations: This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012.

•	Liquidity and capital resources: This section provides an analysis of our financial condition as of September 30, 2012 .

OVERVIEW
We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services to customers in the U.K. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe that our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. At September 30, 2012 our residential customers took 4.2 million telephone, 4.2 million broadband and 3.8 million television products over our cable network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, with 3.0 million mobile telephony customers at September 30, 2012. In addition, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. through Virgin Media Business. We operate our business in two reporting segments, Consumer and Business, as described below:

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

Our revenue by segment for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Consumer segment	£859.1	83.6%	£846.0	84.6%	£2,555.8	83.5%	£2,503.8	84.4%
Business segment	168.6	16.4%	154.0	15.4%	505.0	16.5%	464.3	15.6%
	£1,027.7	100.0%	£1,000	100.0%	£3,060.8	100.0%	£2,968.1	100.0%

Consumer segment
We market our cable services primarily in packages. In April 2012, we introduced "Collections", our new packages, which include the TiVo digital video recorder, or TiVo, HD TV and superfast broadband, which we define as a broadband download speed in excess of 30Mb per second, as standard for all new customers. These "Collections" are designed to attract "triple-play" customers, who are those customers taking all three of our fixed-line telephone, broadband and television products. On average, these "triple-play" customers are more profitable than "double-play" or "single-play" customers. Similarly, over the service term, our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity to cross-sell our cable products. We also actively promote "quad-play" services, where a customer takes at least one mobile contract in addition to a "triple-play" package. Our packaging of services and pricing are designed to encourage our customers to use multiple services at a lower price than the aggregate of each of the stand-alone products. At September 30, 2012, 64.7% of our residential cable customers were "triple-play" and 15.6% were "quad-play".

During the third quarter we strengthened our "Collections" offering by relaunching our on demand movie pay-per-view service as 'Virgin Movies'. During the fourth quarter we will be launching the latest enhancement to our Virgin Media TiVo service - Virgin TV Anywhere. This new development will allow our TV customers to stream live channels and thousands of hours of on demand content on their laptops, netbooks or PCs. The online version will also allow Virgin Media TiVo customers to access their TiVo boxes in order to record shows, manage their recordings and change their series links. As we add to the service, there will also be a dedicated application available on iPad, iPhone and iPod touch as well as Android devices.

We expect the growth in the market for faster broadband services to continue, with customers demanding more content at a higher quality, spending longer online and connecting multiple devices concurrently within the household. In January 2012, we announced an 18-month program to double the broadband speeds of over four million customers, of which approximately 40% have been upgraded at October 22, 2012. We began the program in February 2012 and expect it to result in incremental capital expenditure of approximately £110 million in 2012 and approximately a further £40 million in 2013, of which £78 million has been incurred at September 30, 2012. In August 2012 the U.K. Office of Communications, or Ofcom, re-confirmed that we have the fastest average broadband download speeds widely available to customers in the U.K. During the three months ended September 30, 2012, we added 224,600 new customers on speeds of 30Mb or more, with 42% of our broadband base now taking 30Mb or faster at September 30, 2012.
There is significant competition in the market for our consumer services, including broadband and telephone services offered by BT and resellers, or local loop unbundlers, such as BSkyB and Talk Talk. In addition BT is continuing the roll out of fiber optic broadband and began wholesaleing the product to other providers in 2012.
We also face competition from satellite television services offered by BSkyB and by the BBC and ITV through Freesat; free-to-air digital terrestrial television offered through Freeview; internet protocol television offered by BT, television manufacturers, and the Youview platform that launched in July 2012; and mobile telephone, television and data services offered by other mobile network operators, or MNOs, including Everything Everywhere Limited (the joint venture between T-Mobile (UK) and Orange (UK)), O2, Vodafone and 3 UK, and from other mobile virtual network operators, including Tesco Mobile, Lebara, Carphone Warehouse and ASDA. In addition, certain competitors, such as BT, BSkyB and large MNOs, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings.
We expect to be able to continue to grow consumer revenues through selective price increases, increasing the proportion of customers taking higher value products, and increasing the take up of TiVo and selling contract mobiles to our cable customers, which we anticipate will be partially offset by declining prepay revenue and declining fixed-line telephony usage revenue.
Some of our Consumer segment revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. We usually have higher gross disconnections in our cable business during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years. In addition, our revenues tend to be lower in the first quarter of any year as compared to the immediately preceding fourth quarter of the prior year due to lower mobile and fixed-line telephony usage and fewer days in the first quarter.

General macroeconomic factors in the U.K. may also have an impact on our Consumer segment. For example, during an economic slowdown, potential and existing residential customers may be less willing or able to purchase our products or upgrade their services. We may also experience increased churn and higher bad debt expense. As a result of increased competition and general macroeconomic factors, we have had, and may be required to continue, to adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

We use third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new mobile customers or retain existing customers may be adversely affected. We continue to increase the proportion of our products distributed through our own channels including our retail outlets, which also reduces our reliance on third parties.
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
Mobile ARPU. Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, rather than lower lifetime value prepay customers, particularly through cross-selling to our cable customer base. Consequently, the number of prepay customers is expected to continue to decline in the remainder of 2012 and in the future, along with prepay usage.
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
Further details of consumer segment performance during the quarter, and trends in the ARPU measures describe above, are provided in the Consolidated Results of Operations section of this Item 2.
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
Competition in the U.K.'s business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Certain of BT's product pricing is regulated by Ofcom, however, in respect of non-regulated product pricing the market is increasingly price sensitive, particularly in the current challenging economic conditions.
There is significant and increasing competition in the market for our business services, including through data and voice services offered by BT, Cable & Wireless (Vodafone), virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, we also compete with regional providers, such as COLT Telecom, which have a strong network presence within limited geographic areas. Public sector organizations, and in particular local authorities, represent a significant proportion of the customer base in our Business segment. Accordingly, changes to the U.K. government's allocation of funding and spending levels with respect to certain programs have had, and may continue to have, an effect on our Business segment revenue.
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

For further discussion of our business, please refer to our annual report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on February 21, 2012, and which we refer to herein as the 2011 Annual Report. Further details of business segment performance during the quarter is provided in the Consolidated Results of Operations section of this Item 2.
Liquidity & capital resources

2012 financing activity
On March 13, 2012, our wholly owned subsidiary, Virgin Media Finance PLC issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019. On March 28, 2012, we used the net proceeds from these senior notes due 2022, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of £58.6 million as a result of this redemption, which represented the difference between the consideration paid to redeem the $500 million of the 9.50% senior notes due 2016 and the carrying value of those notes, and the write-off of associated deferred finance costs.
On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We repaid this amount in full on September 28, 2012.
On October 30, 2012 our wholly owned subsidiary Virgin Media Finance PLC issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due February 15, 2022 at par. Interest accrues from issue on October 30, 2012 and is payable on February 15 and August 15 each year, commencing February 15, 2013.
The estimated proceeds of £951.1 million, net of fees and expenses, are expected to be used to purchase all of our outstanding dollar and euro denominated 9.5% senior notes due 2016, and up to $250 million aggregate principal amount of our dollar denominated 8.375% senior notes due 2019 and our sterling denominated 8.875% senior notes due 2019. Premia totaling approximately £103.7 million are expected to be paid for these redemptions.

Capital optimization program
During the first quarter of 2012, we entered into a capped Accelerated Stock Repurchase, or ASR, to purchase $250 million (£157.3 million) of our common stock. We received 10.2 million shares of common stock in connection with the ASR at an average purchase price per share of $24.58. The ASR was terminated on March 26, 2012 and the shares of common stock so acquired were subsequently cancelled. For further details relating to the ASR program, please see the Form 8-K of Virgin Media Inc., as filed with the SEC on February 8, 2012.
During the third quarter of 2012, we entered into a further ASR to purchase $175 million (£112.7 million) of our common stock. We received 5.9 million shares of common stock in connection with this ASR during the quarter at an average purchase price per share of $27.78, and the stock so acquired was cancelled. The final settlement of the repurchase under this ASR was completed on October 26, 2012 with the receipt of a further 0.2 million shares, making the average purchase price per share $28.71 since the effective date of this agreement. For further details relating to the ASR program, please see Form 8-K of Virgin Media Inc., as filed with the SEC on July 24, 2012.
During the nine months ended September 30, 2012, we repurchased 4.2 million shares of common stock in connection with the second phase capital structure optimization program, at an average purchase price per share of $22.54 ($94.9 million, or £60.3 million, in aggregate), through open market repurchases. The shares of common stock so acquired were cancelled. We made no common stock repurchases during the three months ended September 30, 2012.

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

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2011 Annual Report. Adoption from January 1, 2012 of recent accounting guidance for presentation of comprehensive income and disclosure of fair value measurement has not had a material impact on our financial statements.
CONSOLIDATED RESULTS OF OPERATIONS
Segmental Results of Operations from Continuing Operations for the Three and Nine Months Ended September 30, 2012 and 2011
A description of the products and services, as well as financial data, for each segment can be found in note 10 of our condensed consolidated financial statements.
The reportable segments disclosed in this quarterly report are based on our management organizational structure as of September 30, 2012. Future changes to this organizational structure may result in changes to the reportable segments disclosed.
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
Consumer Segment
The summary combined results of operations of our Consumer segment for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30.
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue	£859.1	£846.0	1.5%	£2,555.8	2,503.8	2.1%
Segment contribution	521.9	493.5	5.8	1,522.3	1,473.0	3.3

Revenue
Our Consumer segment revenue for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue:
Cable	£704.7	£685.0	2.9%	£2,089.2	£2,033.3	2.7%
Mobile (1)	136.8	141.2	(3.1)	411.6	410.7	0.2
Non-cable	17.6	19.8	(11.1)	55.0	59.8	(8.0)
Total revenue	£859.1	£846.0	1.5%	£2,555.8	£2,503.8	2.1%

(1)	Includes equipment revenue stated net of discounts earned through service usage.
For the three months ended September 30, 2012 (the quarter), revenue from our Consumer segment customers increased by 1.5% to £859.1 million from £846.0 million for the three months ended September 30, 2011 (the comparative quarter). For the nine months ended September 30, 2012 (the year to date), revenue from our Consumer segment customers increased by 2.1% to £2,555.8 million from £2,503.8 million for the nine months ended September 30, 2011 (the comparative year to date). The increase for both the quarter and year to date was primarily due to an increase in revenue generated from our cable product offerings.

Cable Revenue and Statistics
Cable revenue for the quarter increased by 2.9% to £704.7 million compared to £685.0 million in the comparative quarter, driven principally by price rises and the continued success of our "Collections" offerings, partially offset by the continuing downward trend in fixed line telephony usage.
Year to date, cable revenue increased by £55.9 million, or 2.7%, to £2,089.2 million compared to £2,033.3 million for the comparative year to date. The increase in revenue continues to be driven by a combination of price changes and additional volumes, with 46,000 net customer additions in the year to date. ARPU for the quarter increased by 1.8% to £48.73 from £47.86 in the comparative quarter principally due to the continued success of our "Collections" offerings supporting sustainable price rises and successful up-sell, whilst being partially offset by the downward trend in fixed line telephony usage.
Selected statistics for our residential cable customers for the quarter as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our cable operations. Our net customer movement for the quarter was an increase of 39,500 customers, being the net of gross additions and gross disconnections, or net additions, compared to net additions of 6,300 in the comparative quarter. This increase in net additions was as a result of a lower number of disconnections and a broadly constant level of gross additions. Consistent with the trend seen throughout 2012, customer churn reduced to 1.4% for the quarter compared to 1.7% for the comparative quarter. The total number of cable products grew to 12,145,600 at September 30, 2012 from 11,975,900 at September 30, 2011, representing a net increase in products of 169,700.

	Three months ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Opening customers	4,812,100	4,826,800	4,805,600	4,790,600	4,784,300
Customer additions	243,000	181,700	189,300	203,100	243,700
Customer disconnections	(203,500)	(196,400)	(168,100)	(188,100)	(237,400)
Net customer additions (disconnections)	39,500	(14,700)	21,200	15,000	6,300
Closing customers	4,851,600	4,812,100	4,826,800	4,805,600	4,790,600
Cable churn (1)	1.4%	1.4%	1.2%	1.3%	1.7%
Cable products:
Television	3,778,400	3,767,700	3,775,300	3,763,100	3,762,000
Telephone	4,157,700	4,148,300	4,147,600	4,132,700	4,141,000
Broadband	4,209,500	4,152,600	4,148,600	4,102,900	4,072,900
Total cable products	12,145,600	12,068,600	12,071,500	11,998,700	11,975,900
Cable products/Customer	2.50	2.51	2.50	2.50	2.50
Triple-play penetration	64.7%	64.6%	64.0%	63.7%	63.8%
Cable Average Revenue Per User (2)	£48.73	£48.82	£46.95	£47.85	£47.86
Cable ARPU calculation:
Cable revenue (millions)	£704.7	£706.1	£678.3	£688.5	£685.0
Average customers	4,820,600	4,821,100	4,816,600	4,796,900	4,771,500

(1)
Cable churn is the proportion of customers who stop subscribing to all of our services and is calculated on a quarterly basis by dividing the total number of customer disconnections in the quarter by the average number of customers divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

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

Mobile Revenues and Statistics
Our mobile revenue for the quarter decreased by 3.1% to £136.8 million from £141.2 million for the comparative quarter. The decrease was driven principally by the step down in regulated mobile termination rates, which reduced inbound mobile revenue by approximately £7 million in the quarter compared to the comparative quarter. The impact of regulated mobile termination rates was partially offset by the positive impact of an improving customer mix, with an increase of 29,000 contract customers compared to a 24,100 decrease in prepay customers, which contributed to an increase in revenue from contracts. These factors together have resulted in Mobile ARPU for the quarter decreasing by 3.3% to £14.72 compared to £15.22 for the comparative quarter.
Although we increased our contract mobile base by 29,000 in the quarter, contract net additions slowed as we shifted focus in the quarter towards quality customer growth with the launch of new all inclusive tariffs. We also focused handset investment towards customer retention and particularly those customers coming out of contract at the end of their initial two-year term. We are planning a similar approach in the fourth quarter. An increase in the proportion of contract customers generally results in our customer base becoming more profitable.
Year to date mobile revenue of £411.6 million was £0.9 million, or 0.2%, greater than the comparative year to date. The increase resulted from the ongoing increase in the number of higher value contract customers as a proportion of total mobile customers, which rose to 55.1% at September 30, 2012 compared to 47.6% at September 30, 2011. This was partially offset by the regulated reduction in mobile termination rates, which reduced inbound mobile revenue by approximately £18 million for the year to date compared to the comparative year to date.
Selected statistics for our mobile customers for the three months ended September 30, 2012 as well as the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our mobile operations. Between September 30, 2011 and September 30, 2012, the number of mobile customers increased by a net 43,200. Contract customer gains of 249,400 were offset by a reduction of 206,200 prepay customers. The growth in contract customers reflects our strategy of using our own sales channels, migrating prepay customers to contracts and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects the transient nature of the prepay market and the result of our strategy of migrating prepay customers to a contract and strong competition. We are pursuing this strategy because of the lower churn, higher ARPU and higher overall lifetime value of contract customers.

	Three months ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Contract mobile customers (1):
Opening contract mobile customers	1,641,900	1,588,000	1,523,900	1,421,400	1,346,600
Net contract mobile customer additions	29,000	53,900	64,100	102,500	74,800
Closing contract mobile customers	1,670,900	1,641,900	1,588,000	1,523,900	1,421,400
Prepay mobile customers (1):
Opening prepay mobile customers	1,384,800	1,420,000	1,513,400	1,566,900	1,705,200
Net prepay mobile customer disconnections	(24,100)	(35,200)	(93,400)	(53,500)	(138,300)
Closing prepay mobile customers	1,360,700	1,384,800	1,420,000	1,513,400	1,566,900
Total closing mobile customers: (1)	3,031,600	3,026,700	3,008,000	3,037,300	2,988,300
Mobile average revenue per user (2)	£14.72	£14.86	£14.96	£15.46	£15.22
Mobile ARPU calculation:
Mobile service revenue (millions)	£133.8	£134.5	£135.1	£138.9	£138.1
Average mobile customers	3,030,800	3,017,100	3,009,700	2,995,500	3,022,900

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

Non-cable Revenue and Statistics
Revenue for our residential customers that are not connected directly to our cable network, or non-cable customers, for the quarter decreased by 11.1% to £17.6 million from £19.8 million in the comparative quarter, driven principally by a 22% decline in non-cable customers to 203,900 at September 30, 2012 compared to 261,300 at September 30, 2011. The impact of this decline on revenue was offset by increases in pricing. Year to date non-cable revenues followed the same trend, declining to £55.0 million for the year to date from £59.8 million for the comparative year to date.
Selected statistics for our non-cable customers for the quarter as well as for the four prior quarters are set forth in the table below. We believe that the presentation of these statistics is important in understanding trends in our non-cable operations. Between September 30, 2011 and September 30, 2012, the total number of non-cable products decreased by 90,000 to 340,400, primarily due to increased competition in the market.

	Three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Opening Customers	218,600	233,000	248,200	261,300	266,400
Net customer disconnects	(14,700)	(14,400)	(15,200)	(13,100)	(5,100)
Closing Customers	203,900	218,600	233,000	248,200	261,300

Opening Non-cable products:
Telephone	146,700	155,300	163,300	169,700	169,000
Broadband	218,600	233,000	248,200	260,700	265,900
	365,300	388,300	411,500	430,400	434,900

Net Non-cable product (disconnects) additions:
Telephone	(10,200)	(8,600)	(8,000)	(6,400)	700
Broadband	(14,700)	(14,400)	(15,200)	(12,500)	(5,200)
	(24,900)	(23,000)	(23,200)	(18,900)	(4,500)

Closing Non-cable products:
Telephone	136,500	146,700	155,300	163,300	169,700
Broadband	203,900	218,600	233,000	248,200	260,700
	340,400	365,300	388,300	411,500	430,400

Consumer Segment Contribution
Consumer segment contribution for the quarter increased to £521.9 million from £493.5 million in the comparative quarter. Year to date consumer segment contribution increased to £1,522.3 million from £1,473.0 million for the comparative year to date. The increase for both periods was primarily due to a combination of price rises and higher customer numbers driving higher revenues, as described in Cable Revenue and Statistics above, combined with lower consumer segment cost of sales, although partially offset by increased consumer segment marketing costs in the first half of 2012.
Consumer cost of sales decreased by £16.3 million in the quarter against the comparative quarter driven principally by lower costs from fixed-line telephony usage, which continues to decline, reductions in the number of customers taking our non-cable products, and savings to fixed-line telephony interconnect costs resulting from further reductions to regulated mobile termination rates.

Business Segment
The summary combined results of operations of our Business segment for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue	£168.6	£154.0	9.5%	£505.0	£464.3	8.8%
Segment contribution	95.5	90.1	6.0	278.4	274.5	1.4

Revenue
As set forth in the table below, revenue from business customers for the quarter increased by 9.5% to £168.6 million from £154.0 million in the comparative quarter. Year to date revenue from business customers increased by 8.8% to £505.0 million from £464.3 million for the comparative year to date. The increase was primarily attributable to an increase in retail and wholesale data revenues, partially offset by declines in retail voice and LAN solutions. Revenue from this segment is inherently subject to quarter-on-quarter fluctuations due to the uneven nature of the way we earn revenue from significant contracts. This was the case in the quarter, where revenue was improved by an amount earned on the replacement and enhancement of an existing contract for connectivity services with a key customer. For this reason, we believe it is more appropriate to evaluate this segment based on growth over several quarters rather than a single quarter. Accordingly, we would not expect longer-term revenue growth in this segment to be consistently as high as it was this quarter.

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Revenue:
Retail:
Data	£78.0	£69.4	12.4%	£232.2	£203.5	14.1%
Voice	32.7	37.7	(13.3)	105.4	114.4	(7.9)
LAN Solutions and other	7.4	9.5	(22.1)	25.4	27.8	(8.6)
	118.1	116.6	1.3	363.0	345.7	5.0
Wholesale:
Data	45.5	33.4	36.2	124.5	107.6	15.7
Voice	5.0	4.0	25.0	17.5	11.0	59.1
	50.5	37.4	35.0	142.0	118.6	19.7
Total revenue	£168.6	£154.0	9.5%	£505.0	£464.3	8.8%
Retail data revenue continues to generate the most significant portion of retail business revenue, increasing by 12.4% to £78.0 million in the quarter, compared to £69.4 million in the comparative quarter. Year to date retail data revenue increased by 14.1% to £232.2 million compared to £203.5 million in the comparative year to date.
The increase in retail data revenue in both the quarter and year to date arises from a combination of growing rental revenue and associated installation revenue on significant contracts. We expect this trend of fluctuations arising from significant contracts to continue as we pursue our our strategy of focusing on this area of the business, and capitalizing on the increasing demand for our data products within a growing data market.
Retail voice revenue decreased by 13.3% to £32.7 million in the quarter compared to £37.7 million in the comparative quarter. Retail voice revenue decreased by 7.9% to £105.4 million in the year to date compared to £114.4 million in the comparative year to date. Consistent with previous quarters, the decrease in retail voice revenue is principally a result of a general decline in fixed-line telephony usage. This is consistent with the trend seen for fixed-line telephony in our Consumer segment and we expect it to continue.

LAN solutions and other revenue decreased by 22.1% to £7.4 million in the quarter, as compared to £9.5 million in the comparative quarter. Year to date LAN solutions and other revenue decreased by 8.6% to £25.4 million compared to £27.8 million in the comparative year to date. The decrease was primarily due to a reduction in LAN project revenue and LAN equipment supply revenue which are each closely linked to such projects. By virtue of our small customer base we earn LAN solutions revenue unevenly and unpredictably, which is a trend we expect to continue.
Wholesale revenue increased by 35.0% to £50.5 million in the quarter compared to £37.4 million in the comparative quarter. As discussed above, the nature of our relationships with business customers is that significant contracts, where we may earn revenues unevenly, can impact the trend in our revenues in the short term as we continue our longer-term growth trend. This was the case in the quarter, where revenue was improved by an amount earned on the replacement and enhancement of an existing contract for connectivity services with a key customer.
Year to date wholesale revenue increased by 19.7% to £142.0 million as compared to £118.6 million in the comparative year to date due to the same trends as described above.
Business Segment Contribution
Business segment contribution for the quarter increased to £95.5 million from £90.1 million for the comparative quarter. Year to date business segment contribution increased to £278.4 million from £274.5 million for the comparative year to date. The increase in segment contribution is primarily due to increased revenues discussed above being offset by higher acquisition and delivery costs during the early life of certain significant contracts, which tend to reduce as they reach a mature state.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011
Revenue
As described in our segmental analysis above, the amount of revenue recognized in our Consumer and Business segments increased for both the quarter and year to date compared to the comparative quarter and year to date.
Operating Costs
Operating costs for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Operating costs:
Consumer cost of sales	£245.1	£261.4	(6.2)%	£752.0	£779.1	(3.5)%
Business cost of sales	56.8	47.2	20.3	175.1	140.7	24.4
Network and other operating costs	101.4	93.1	8.9	296.3	282.9	4.7
Total operating costs	£403.3	£401.7	0.4%	£1,223.4	£1,202.7	1.7%
Operating costs for the quarter remained reasonably constant, increasing by 0.4% to £403.3 million from £401.7 million for the comparative quarter. Year to date operating costs increased by 1.7% to £1,223.4 million from £1,202.7 million for the comparative year to date.
Consumer cost of sales decreased by £16.3 million in the quarter compared to the comparative quarter driven principally by lower costs from fixed-line telephony usage, which continues to decline, reductions in the number of customers taking our non-cable products, and savings from further reductions to regulated mobile termination rates.
Business segment cost of sales increased by £9.6 million in the quarter primarily due to higher acquisition and delivery costs during the early life of certain significant contracts, which tend to reduce as the contracts reach a mature state. Network and operating costs increased by £8.3 million in the quarter against the comparative quarter primarily due to the comparative quarter benefiting from a reduction in rent and related costs following a review of our property portfolio.
As a result of revenue growing at a faster rate than operating costs during both the quarter and the year to date, operating costs as a percentage of revenue decreased to 39.2% from 40.2% for the quarter against the comparative quarter, and to 40.0% from 40.5% for the year to date against the comparative year to date.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Selling, general and administrative expenses:
Employee and outsourcing costs	£110.0	£109.2	0.7%	£335.7	£343.1	(2.2)%
Marketing costs	46.7	46.4	0.6	153.4	123.8	23.9
Facilities	15.4	14.3	7.7	45.6	42.1	8.3
Other	29.6	30.1	(1.7)	91.4	89.9	1.7
Total selling, general and administrative expenses	£201.7	£200.0	0.9%	£626.1	£598.9	4.5%
SG&A for the quarter remained constant at £201.7 million increasing 0.9% from £200 million for the comparative quarter. For the year to date, SG&A increased by 4.5% to £626.1 million compared to £598.9 million for the comparative year to date, primarily due to an increase in marketing expense partially offset by lower employee costs.
Year to date marketing expense increased as we focused our marketing efforts towards the first half of the year, including a series of high-profile marketing campaigns such as those starring Sir Richard Branson with Usain Bolt and David Tennant.
Restructuring and Other Charges
There were insignificant restructuring and other charges incurred during the quarter compared to £6.2m in the comparative quarter. The comparative quarter charge of £6.2 million, the year to date charge of £4.1 million and the comparative year to date charge of £7.7 million primarily relate to involuntary employee termination costs and contract and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008.
Depreciation Expense
Depreciation expense for the quarter increased by 3.3% to £243.5 million from £235.6 million for the comparative quarter. Similarly, year to date depreciation expense increased by 3.2% to £716.7 million from £694.6 million for the comparative year to date. In both cases, the increase in depreciation expense was primarily a result of depreciation in respect of fixed asset additions with a generally shorter useful economic life than existing assets, combined with the acceleration of deprecation on certain assets that will no longer be required as a result of our program to double broadband speeds provided to consumers, partially offset by fixed assets becoming fully depreciated.
Amortization Expense
There was no amortization expense in the quarter or for the year to date because our intangible assets subject to amortization became fully amortized during 2011. Amortization expense was £28.1 million and £90.3 million for the comparative quarter and year to date, respectively.
Interest Expense
Interest expense for the quarter decreased to £100.2 million from £107.6 million for the comparative quarter. For the year to date, interest expense decreased to £304.4 million from £335.3 million for the comparative year to date. The decrease in both periods was primarily due to reductions in the cost of borrowing on our debt, combined with the effect of interest and cross-currency interest rate swaps designated as accounting hedges.
We paid cash interest of £67.5 million for the quarter compared to £88.9 million for the comparative quarter. For the year to date we paid cash interest of £268.6 million compared to £324.5 million in the comparative year to date. The decrease in both cases was primarily as a result of differences in the timing of interest payments on our senior credit facility and senior notes due to the refinancing activity we have undertaken since March 31, 2011, and the lower average interest rates during the quarter.

Loss on Extinguishment of Debt
For the year to date we incurred a loss on extinguishment of debt of £58.6 million which relates to a redemption premium paid, together with the write-off of associated deferred financing costs, in respect of the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016 in March 2012. No debt was extinguished in the quarter, although we expect a loss on extinguishment of approximately £130 million to be recognized in the fourth quarter as a result of our cash tender for certain of our senior notes during October 2012, based on exchange rates as at September 30, 2012, further details of which are are provided in the Liquidity and Capital Resources section of this Item 2.
The loss on extinguishment of debt of £18.3 million for the comparative quarter related to the redemption of our senior notes on July 26, 2011. The loss on extinguishment of debt of £47.2 million for the comparative year to date related to the write-off of deferred financing costs resulting from the repayments of our senior credit facility from the net proceeds of the senior secured notes issued on March 3, 2011, the refinancing of our senior credit facility on May 20, 2011, and the redemption of our senior notes on July 26, 2011.
Share of Income from Equity Investments
We received no income from equity investments in the quarter or year to date because we disposed of our investment in the UKTV group of companies on September 30, 2011, and we will continue to receive none in the future. Our share of income from equity investments was £3.6 million and £18.6 million for the comparative quarter and comparative year to date respectively.
Loss on Disposal of Equity Investments
For the comparative quarter and comparative year to date, the loss on disposal of equity investments was £8.0 million and related to the disposal of our share in the UKTV companies. No disposals have been made during the quarter or year to date.
Gain (Loss) on Derivative Instruments
The gain on derivative instruments of £44.0 million in the quarter was primarily due to a gain on our conversion hedges caused by an increase in the price of our common stock compared to June 30, 2012, because the fair value of these instruments is strongly correlated to the traded price of our common stock. Similarly, the loss on derivative instruments of £59.3 million in the comparative quarter was primarily driven by the loss on the conversion hedges as a result of a decrease in the price of our common stock during the comparative quarter and an increase in the amount of the counterparty credit risk adjustment used in the calculation of the fair values of the conversion hedges.
The year to date gain on derivative instruments of £67.9 million, was primarily driven by a gain on our conversion hedges which was caused by an increase in the price of our common stock compared to December 31, 2011. The comparative year to date loss on derivative instruments of £40.5 million was primarily driven by the loss on the conversion hedges as a result of a decrease in the price of our common stock and an increase in the amount of the counterparty credit risk adjustment used in the calculation of the fair values of the conversion hedges, and losses on derivative instruments resulting from a fall in interest rates, partially offset by the reclassification of gains of £31.1 million on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments.
Foreign Currency Gains (Losses)
The foreign currency gain of £0.3 million in the quarter was primarily due to realized losses on transactions denominated in foreign currencies. The year to date loss of £5.5m was primarily due to foreign exchange movements between the issuance of our $500 million U.S. dollar denominated senior notes due 2022 on March 13, 2012, and the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016 on March 28, 2012. Although this generated an accounting loss, any economic exposure during this period was fully mitigated by our holding a matching asset and liability position.
In the comparative quarter the foreign currency losses of £13.0 million were primarily due to the weakening of the pound sterling relative to the U.S. dollar. The foreign currency gains of £0.8 million in the comparative year to date were primarily due to strengthening of the pound sterling relative to the U.S. dollar and related remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019, offset by the weakening of the pound sterling relative to the U.S. dollar from the date of issuance of our senior secured notes due 2021 in March 2011.

Interest Income and Other, Net

The principal balance of interest income and other, net, received in both the quarter and the comparative quarter is in respect of bank and other external interest income earned on our cash and cash equivalents.

Year to date interest income and other, net, of £6.5 million includes £5.5 million of other income related to the reversal of a contingent liability for which the related exposure expired during the second quarter of 2012.

The interest income and other, net, of £83.8 million in the comparative year to date included £77.6 million recognized during the second quarter of 2011 following the agreement with the U.K. tax authorities regarding the Value Added Tax, or VAT, treatment of certain of our revenue generating activities and a related refund.

Income Tax Expense
For the quarter and year to date, income tax expense was £0.4 million and £0.8 million, respectively, as compared with an income tax expense of £0.1 million and £17.2 million for the comparative quarter and year to date, respectively. The income tax expense for the comparative year to date related primarily to a reclassification of tax effects associated with gains on certain of our hedging instruments from accumulated other comprehensive income, partially offset by consortium tax relief receivable from our joint venture operations
As of December 31, 2011 the gross balance of our deferred tax assets, including capital losses, depreciation and amortization and net operating losses, was £6,026.9 million. The reduction in the enacted U.K. corporate income tax rate to 23% subsequent to December 31, 2011 resulted in a reduction in the gross balance of our deferred tax assets and the associated valuation allowance of approximately £500 million. The balance of our valuation allowance offsetting these gross deferred tax assets was £5,993.0 million, leaving us with a net deferred tax asset balance of £33.9 million. As of December 31, 2011, we concluded the valuation allowance was required primarily because we determined that our history of losses, including our cumulative pre-tax losses over the three year period ended December 31, 2011 represented such a significant piece of negative evidence that we were required to conclude that it was unlikely we would be able to utilize the deferred tax assets to reduce future taxable income.
We continue to monitor our actual results and update projections of future financial performance. While no assurances can be provided regarding our future performance, we currently believe it is possible that in the U.K. we may emerge from a cumulative loss position over the most recent three year period by the end of 2012. If and when this is achieved, the relevant accounting rules require us to re-assess the available positive and negative evidence and place additional weight on our expectations of future applicable taxable profits in our assessment of whether the amount of our valuation allowance should be reduced.
Should we conclude that any expectations of future profitability we may be able to support are sufficient to provide positive evidence that we will be able to utilize some or all of our deferred tax assets, we currently believe that such an assessment could result in a reduction of a substantial portion of the valuation allowance relating to our deferred tax assets other than capital losses as of December 31, 2012. We do not expect to realize any significant benefit from these capital losses because they can only be used to the extent we generate future U.K. taxable capital gains from assets held by subsidiaries owned prior to 2006.
Any release of a valuation allowance would result in an income tax benefit and would be likely to materially increase our net income in the period in which it is released. A change to the amount of our valuation allowance will have no impact on the amount of cash paid for income taxes.
Income from Continuing Operations
Income from continuing operations for the quarter and year to date was £123.9 million and £195.6 million, respectively, compared with a loss from continuing operations of £73.8 million and income of £28.9 million for the comparative quarter and comparative year to date, respectively, due to the factors discussed above.
Basic Income from Continuing Operations per Share
Basic income from continuing operations per share for the quarter was £0.46, compared to a basic loss of £0.24 for the comparative quarter. Basic income from continuing operations per share is computed using a weighted average of 269.8 million shares outstanding at September 30, 2012 and a weighted average of 310.4 million shares outstanding at September 30, 2011.

Year to date basic income from continuing operations per share was £0.71, compared to £0.09 for the comparative year to date. Basic income from continuing operations per share is computed using a weighted average of 276.1 million shares outstanding at September 30, 2012 and a weighted average of 315.5 million shares outstanding at September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. On January 11, 2012, we announced a major program to double the speeds of over four million broadband customers. We expect this will involve an incremental investment of approximately £110 million during 2012 and approximately a further £40 million during 2013. We believe that we will be able to meet our current and medium-term liquidity and capital requirements, including fixed charges, through cash on hand, cash from operations, available borrowings under our revolving credit facility, and our ability to obtain future external financing.
Sources and uses of cash
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012 and 2011
Year to date cash provided by operating activities decreased to £807.6 million from £854.7 million for the comparative year to date. This decrease was primarily attributable to the receipt in 2011 of a refund in respect of VAT on certain of our revenue activities, which was not repeated in the comparative year to date. Cash flows from underlying consumer operations are expected to remain strong where we expect the growth in the market for faster broadband services to continue, as currently reflected in the positive ARPU trends.
Cash paid for interest in the year to date decreased to £268.6 million from £324.5 million during the same period in 2011. This decrease was primarily as a result of a lower level of debt at lower average interest rates during the year to date, along with differences in the timing of interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes resulted from refinancing activity undertaken during the year ended December 31, 2011, and the year to date.
Year to date cash used in investing activities was £573.4 million compared to £140.7 million for the comparative year to date, driven by an increase in overall purchases of fixed assets, offset by the comparative year to date benefiting from the disposal of our UKTV joint venture. Purchases of fixed and intangible assets in the year to date increased to £572.4 million from £479.3 million against the comparative year to date, primarily due to spend on TiVo customer premises equipment (CPE) and the broadband re-tiering program.
Cash used in financing activities for the year to date was £419.7 million compared to £742.0 million for the comparative year to date. Cash used in financing activities for both periods was primarily for principal payments on long term debt and capital leases, and the repurchase of common stock, partially offset by new debt issuances.
Capital resources
Capital optimization program
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

Accelerated stock repurchase
During the first quarter of 2012, we entered into a capped Accelerated Stock Repurchase, or ASR, to purchase $250 million (£157.3 million) of our common stock. We received 10.2 million shares of common stock in connection with the ASR at an average purchase price per share of $24.58. The ASR was terminated on March 26, 2012 and the shares of common stock so acquired were subsequently cancelled. For further details relating to the ASR program, please see Form 8-K of Virgin Media Inc., as filed with the SEC on February 8, 2012.
During the third quarter of 2012, we entered into a further ASR to purchase $175 million (£112.7 million) of our common stock. We received 5.9 million shares of common stock in connection with this ASR during the quarter at an average purchase price per share of $27.78, and the stock so acquired was cancelled. The final settlement of the repurchase under this ASR was completed on October 26, 2012 with the receipt of a further 0.2 million shares, making the average purchase price per share $28.71 since the effective date of this agreement. For further details relating to the ASR program, please see Form 8-K of Virgin Media Inc., as filed with the SEC on July 24, 2012.
During the nine months ended September 30, 2012, we repurchased 4.2 million shares of common stock in connection with the second phase capital structure optimization program, at an average purchase price per share of $22.54 ($94.9 million, or £60.3 million, in aggregate), through open market repurchases. The shares of common stock so acquired were cancelled.
Debt market activity
On March 13, 2012, our wholly-owned subsidiary, Virgin Media Finance PLC, issued $500 million aggregate principal amount of 5.25% senior notes due 2022. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019.
On March 28, 2012, we used the net proceeds from the issuance of our senior notes due 2022, and cash on our balance sheet to purchase $500 million of the principal amount outstanding of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this purchase.
On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We repaid this amount in full on September 28, 2012.
On October 30, 2012, Virgin Media Finance PLC issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due February 15, 2022 at par. Interest accrues from issue on October 30, 2012 and is payable on February 15 and August 15 each year, commencing February 15, 2013.
The estimated proceeds of £951.1 million, net of fees and expenses, are expected to be used to purchase all of our outstanding dollar and euro denominated 9.5% senior notes due 2016, and up to $250 million aggregate principal amount of our dollar denominated 8.375% senior notes due 2019 and our sterling denominated 8.875% senior notes due 2019. Premia totaling approximately £103.7 million are expected to be paid for these redemptions.
We may opportunistically access the loan and debt markets in order to extend debt maturities and seek improved debt terms.
As of September 30, 2012, we had £5,799.8 million of debt outstanding, compared to £5,855.1 million as of December 31, 2011, and £5,829.4 million as of September 30, 2011, and £113.4 million of cash and cash equivalents, compared to £300.4 million as of December 31, 2011 and £438.3 million as of September 30, 2011. The decrease in debt since December 31, 2011, is principally due to the strengthening of the pound sterling against the U.S. dollar in 2012.
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
Our cash balance of £113.4 million as of September 30, 2011 is held in a combination of short term bank deposits, money market funds and bank accounts that have a duration to maturity of between overnight and up to three months. Our bank accounts are held with major financial institutions and, as part of our cash management process, we regularly evaluate the credit standing of these institutions using a range of metrics.
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
On June 28, 2012, we borrowed £100 million under the revolving credit facility. We repaid this amount in full on September 28, 2012.
As at September 30, 2012, our senior credit facility had an aggregate outstanding principal amount of £750 million, and the revolving credit facility has an aggregate committed principal amount of £450 million. The proceeds from the senior credit facility may be used for general corporate purposes, while the proceeds from the revolving credit facility are available for the financing of our ongoing working capital requirements and general corporate purposes. The final maturity of the additional revolving facility and the additional term facility is June 30, 2015. There is no scheduled amortization.
As of September 30, 2012, we were in compliance with the covenants under the senior credit facility.
Our 2011 Annual Report contains a more detailed description of the terms of our senior credit facility.
Senior Unsecured Notes
In June 2009, Virgin Media Finance PLC issued U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $750 million and euro denominated 9.50% senior notes due 2016 with a principal amount outstanding of €180 million. In July 2009, Virgin Media Finance PLC issued additional U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount outstanding of $600 million. In March 2012, Virgin Media Finance PLC redeemed a portion of the U.S. dollar denominated 9.50% senior notes due 2016 with a principal amount of $500 million. The U.S. dollar denominated senior notes issued in June and July 2009, respectively, are treated as a single issuance of the same notes under the indenture for these notes, collectively, the 9.50% senior notes due 2016. Interest on the 9.50% senior notes due 2016 is payable on February 15 and August 15 of each year. The 9.50% senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance's outstanding senior notes due 2019 and 2022. The 9.50% senior notes due 2016 mature on August 15, 2016 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.
In November 2009, Virgin Media Finance PLC issued U.S. dollar denominated 8.375% senior notes due 2019 with a principal amount outstanding of $600 million and sterling denominated 8.875% senior notes due 2019 with a principal amount outstanding of £350 million, collectively, the senior notes due 2019. Interest on the senior notes due 2019 is payable on April 15 and October 15 of each year. The senior notes due 2019 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2022. The senior notes due 2019 mature on October 15, 2019 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.

In March 2012, Virgin Media Finance PLC issued U.S. dollar denominated 5.25% senior notes due 2022 with a principal amount outstanding of $500 million. Interest on the senior notes due 2022 is payable on February 15 and August 15 of each year. The senior notes due 2022 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2016 and 2019. The senior notes due 2022 mature on February 15, 2022 and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL.
On March 28, 2012, we used the net proceeds from the issuance of our senior notes due 2022 in March 2012, and cash on our balance sheet to redeem $500 million of the principal amount of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption.
On October 30, 2012, Virgin Media Finance PLC issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due 2022 at par. Interest accrues from issue on October 30, 2012 and is payable on February 15 and August 15 each year, commencing February 15, 2013.
The estimated proceeds of £951.1 million, net of fees and expenses, are expected to be used to purchase all of our outstanding dollar and euro denominated 9.5% senior notes due 2016, and up to $250 million aggregate principal amount of our dollar denominated 8.375% senior notes due 2019 and our sterling denominated 8.875% senior notes due 2019. Premia totaling approximately £103.7 million are expected to be paid for these redemptions.
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
On March 3, 2011, Virgin Media Secured Finance PLC issued U.S. dollar denominated 5.25% senior secured notes due 2021 with a principal amount outstanding of $500 million and sterling denominated 5.50% senior secured notes due 2021 with a principal amount outstanding of £650 million, collectively, the senior secured notes due 2021. Interest is payable on the senior secured notes due 2021 on January 15 and July 15 each year, beginning on July 15, 2011. For further details relating to the senior secured notes due 2021, please see our current report on Form 8-K, which we filed with the SEC on March 3, 2011, and which is incorporated herein by reference.
On September 8, 2011, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2021 which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021 which have been registered under the U.S. Securities Act of 1933, as amended. In connection with this offer, we exchanged a total of $499,870,000 aggregate principal amount, or 99.9% of the original U.S. dollar denominated outstanding notes and £650,000,000 aggregate principal amount, or 100% of the original sterling denominated outstanding notes, for an equivalent amount of newly issued senior secured notes due 2021. Holders of the original senior secured notes due 2021 who did not tender their notes in compliance with the offer terms will remain subject to restrictions on transfer of these notes. Completion of the exchange offer satisfied our obligations in full under a registration rights agreement entered into in connection with the original notes issuance in March 2011. We did not receive any additional proceeds from the exchange offer. For further details relating to the exchange offer, please see our Registration Statement on Form S-4, which we filed with the SEC on July 20, 2011.

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
If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was met in the three months ended September 30, 2012.
Our 2011 Annual Report contains a more detailed description of the terms of our convertible senior notes.
CASH DIVIDENDS
During the year ended December 31, 2011 and the nine months ended September 30, 2012, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9
November 15, 2011	0.04	December 12, 2011	December 22, 2011	7.4
Nine months ended September 30, 2012:
February 17, 2012	$0.04	March 12, 2012	March 22, 2012	£7.0
May 23, 2012	0.04	June 12, 2012	June 22, 2012	7.1
August 21, 2012	0.04	September 11, 2012	September 21, 2012	6.6
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Other than the changes to our long-term debt obligations, described in the Liquidity and Capital Resources section above, our contractual obligations and commercial commitments as of September 30, 2012 were not materially different to the contractual obligations disclosed in our 2011 Annual Report.

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
Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of September 30, 2012, £2,752.4 million, or 47.8%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars and £140.0 million, or 2.4%, of our indebtedness based upon contractual obligations, was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We also have committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.
To mitigate the risk from these exposures, we have implemented a hedging program. The objective of this program is to reduce, but not eliminate, the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments we use are interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 5 to our condensed consolidated financial statements.
The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.
The following table provides information as of September 30, 2012 about our long-term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,							Fair Value September 30, 2012
	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$1,850.0	$2,600.0	$4,450.0	$5,549.8
Average interest rate					7.878%	6.452%
Average forward exchange rate					0.62	0.62

Euros
Fixed rate	—	—	—	—	€180.0	€—	€180.0	€199.8
Average interest rate					9.500%
Average forward exchange rate					0.82

Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£2,050.5
Average interest rate						6.83%

Variable rate	—	—	—	£750.0	—	—	£750.0	£750.0
Average interest rate				LIBOR
				+
				1.625%-2.125%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	$850.0	$2,100.0	$2,950.0	£(40.3)
Average forward exchange rate					0.62	0.62
Average sterling interest rate paid					9.99%	7.28%
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—		—	—	$500.0	$500.0	£39.3
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—		—	$1,000.0		$1,000.0	£18.1
Average contract exchange rate					0.52
Average sterling interest rate paid					6.91%
Receipt of Euros (interest and principal)
Notional amount	—	—		—	€180.0		€180.0	£(20.2)
Average contract exchange rate					0.88
Average sterling interest rate paid					10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	£600.0		£650.0	£1,250.0	63.0
Average sterling interest rate paid				2.86%		LIBOR+1.84%
Sterling interest rate received				LIBOR		5.50%

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
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

(b)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material changes with respect to those legal proceedings discussed under "Legal Proceedings" in the 2011 Annual Report, and elsewhere in our Form 10-Q for the three months ended March 31, 2012, as filed with the SEC on May 8, 2012.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors discussed in our 2011 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Share Repurchases

Period	(a)Total Number of Shares Purchased	(b)Average Price Paid Per Share (in U.S. dollars)	(c) Total Number of Share Purchases as Part of Publicly Announced Plans or Programs	(d) Approximate Value of Shares that May Yet be Purchased under the Plans or Programs (in Pounds Sterling millions)(1)
January 1-31, 2012	—	$—	—	£452.7
February 1-29, 2012 (2)	10,171,090	24.58	10,171,090	295.5
March 1-31, 2012	—	—	—	295.5
April 1-30, 2012	—	—	—	295.5
May 1-31, 2012	1,961,450	22.34	1,961,450	267.9
June 1-30, 2012	2,251,250	22.71	2,251,250	235.2
July 1-31, 2012 (3)	5,874,708	27.78	5,874,708	122.5
August 1-31, 2012	—	—	—	122.5
September 1-30, 2012	—	—	—	122.5
Total	20,258,498	$24.99	20,258,498	£122.5

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

(3)
In July 2012, we entered into an ASR program in the amount of $175 million as a part of our second phase capital structure optimization program. We received 5,038,509 shares on July 27, 2012, and 836,199 shares on August 8, 2012, totaling 5,874,708 shares. The average price paid per share is based on the fair market value of the shares that had been delivered at September 30, 2012. See note 6 to the condensed consolidated financial statements for further information.

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

4.1
Indenture, dated as of October 30, 2012, among Virgin Media Finance PLC, Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, Virgin Media Investments Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 30, 2012).

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

VIRGIN MEDIA INC.

Date: October 31, 2012	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: October 31, 2012	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: October 31, 2012	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: October 31, 2012	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: October 31, 2012	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: October 31, 2012	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer