Form 10-K
period 2012-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2013-02-07
CIK 1270400, 1322791, 1481423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-50886
___________________________
VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)
VIRGIN MEDIA INVESTMENTS LIMITED
(Additional Registrant)
___________________________

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2012 based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on such date, was $6,477,527,761.
As of February 4, 2013, there were 269,341,204 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.
The Additional Registrants meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” in this Form 10-K.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VIRGIN MEDIA INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

•
We have entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, which is subject to certain conditions, and as a result the merger may not be consummated; our operations, both before and after consummation of the merger, will be impacted;

•	We operate in highly competitive markets which may lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition;

•	The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted;

•
Adverse economic developments could reduce customer spending for our TV, broadband, and telephony services and increase churn, either of which could therefore have a material adverse effect on our revenue;

•	Our fixed line telephony revenue is declining and unlikely to improve;

•
A failure in our network and information systems, whether caused by a natural failure or a security breach, could significantly disturb our operations, which could have a material adverse effect on those operations, our business, our results of operations and financial condition;

•	Unauthorized access to our network resulting in piracy could result in a loss of revenue;

•	We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are reliant on them in a way that could economically disadvantage us;

•	The “Virgin” brand is not under our control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards us as a licensee;

•	Our inability to obtain popular programming or to obtain it at a reasonable cost could potentially have a material adverse effect on the number of customers or reduce margins;

•	Our consumer mobile service relies on EE's network to carry its communications traffic;

•	We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network;

•	We are subject to currency and interest rate risks;

•	We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks;

•	Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction;

•	Adverse changes in our financial outlook may result in negative or unexpected tax consequences which could adversely affect our net income;

•
We are subject to significant regulation, and changes in U.K. and EU laws, regulations or governmental policy affecting the conduct of our business, which may have a material adverse effect on our ability to set prices, enter new markets or control our costs;

•
We have substantial indebtedness that may have a material adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological change and our operations;

•	We may not be able to fund our debt service obligations in the future;

•	The covenants under our debt agreements place certain limitations on our ability to finance future operations and how we manage our business; and

•	We are a holding company dependent upon cash flow from subsidiaries to meet our obligations.
These and other factors are discussed in more detail under “Risk Factors” in Item 1A and elsewhere in this annual report on Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Financial Information and Currency of Financial Statements
All of the financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The reporting currency of our consolidated financial statements is pounds sterling.
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

Virgin Media Inc. (1)

Intermediate Holding Companies (2)

Virgin Media Finance PLC (3)

Virgin Media Investment Holdings Limited (4)

Virgin Media Investments Limited	Virgin Media Secured Finance PLC (5)

Virgin Media Limited and other Operating Subsidiaries (6)

(1)	Issuer of our convertible senior notes.

(2)	The entities which we refer to as the intermediate holding companies are Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited.

(3)	Issuer of our unsecured senior notes.

(4)
Virgin Media Investment Holdings Limited is the principal borrower under our senior credit facility. Substantially all of the assets of Virgin Media Investment Holdings Limited and its subsidiaries secure our senior credit facility and senior secured notes.

(5)	Issuer of our senior secured notes.

(6)	Virgin Media Limited is one of our principal operating companies, although significant portions of our operations are conducted through other operating subsidiaries.

Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited
VMIH is a wholly owned subsidiary of Virgin Media Finance PLC, or Virgin Media Finance, and a wholly owned indirect subsidiary of Virgin Media. VMIL is a wholly owned subsidiary of VMIH. VMIH and VMIL are senior subordinated guarantors of the unsecured senior notes issued by Virgin Media Finance. As VMIH and VMIL's guarantees are not deemed to be unconditional, separate financial statements for each of VMIH and VMIL have been included in this annual report on Form 10-K pursuant to the rules and regulations of the SEC. VMIH and VMIL are also guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC, or Virgin Media Secured Finance. VMIH is the principal borrower under Virgin Media's senior credit facility.
VMIH and VMIL carry on the same business as Virgin Media, are not accelerated filers, and are companies incorporated in England and Wales, with their registered office at Media House, Bartley Wood Business Park, Bartley Way, Hook, Hampshire, RG27 9UP, England. Unless otherwise indicated, the discussion contained in this report applies to VMIH and VMIL as well as Virgin Media.
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

PART I

ITEM 1. - BUSINESS

OVERVIEW

We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2012, we provided services to 4.9 million residential cable customers on our network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, providing mobile telephony service to 1.7 million contract mobile customers and 1.3 million prepay mobile customers over third party networks. In addition, we provide a complete portfolio of voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K. through Virgin Media Business.
Our reporting segments are based on our method of internal reporting and the information used by our chief executive officer, who is our chief operating decision maker, or CODM, to evaluate segment performance and make capital allocation decisions. We have two reporting segments, Consumer and Business, as described below:

•
Consumer (83.7% of our 2012 revenue): Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided over third party mobile networks.

•
Business (16.3% of our 2012 revenue): Our Business segment includes the voice and data telecommunication and internet solutions services we provide through our cable network and third party networks to businesses, public sector organizations and service providers.

For financial and other information on our segments, refer to note 15 to the consolidated financial statements of Virgin Media Inc. included in Item 8 of this annual report on Form 10-K.

RECENT DEVELOPMENTS
Merger agreement with Liberty Global, Inc.

On February 5, 2013, we entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly-owned subsidiaries, or the Merger Subsidiaries. Under the terms of the Merger Agreement, we have agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and Virgin Media becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on NASDAQ, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K..

Under the Merger Agreement, we have agreed to use our reasonable best efforts to carry on our business consistent with past practice and preserve intact our business organization and commercial goodwill from the date of the Merger Agreement until either the merger is consummated or the Merger Agreement is terminated. In addition, during this period we have undertaken covenants that place certain restrictions on us, and our subsidiaries', ability to, among other things, dispose of material properties or assets, make unbudgeted capital expenditures, acquire substantial assets, make substantial investments, increase the salary of certain of our employees or directors, pay certain bonuses or incentive compensation, grant new equity or non-equity based compensation awards, hire new employees, redeem common stock or other equity interests, declare or pay dividends or make other distributions in respect of our capital stock, other than a quarterly dividend of up to $0.04 per share, incur or otherwise become liable for material indebtedness, enter into certain transactions with related parties or enter into new material contracts, in each case, other than in the ordinary course of business, pursuant to certain exceptions and baskets set forth in the Merger Agreement or unless Liberty Global consents in writing to the taking of any such action. If we fail to comply with these restrictions in all material respects, unless waived by Liberty Global, the Merger Agreement could be terminated or the merger not consummated.

The consummation of the merger is subject to regulatory approval, the affirmative approval of our shareholders and those of Liberty Global, and other customary closing conditions. In addition, the Merger Agreement will terminate if, prior to the consummation of the merger, we enter into an acquisition agreement with respect to a superior proposal and pay an applicable termination fee of up to $470 million, or if the merger is not consummated on or prior to October 5, 2013, which is the eight month anniversary of the date of signature of the Merger Agreement, or January 5, 2014 if extended for certain reasons to the eleven month anniversary. The Merger Agreement also includes certain other events of termination and certain other termination fee and expense provisions.

At the effective time of the Merger, pursuant to the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time (excluding shares held by ourselves or our subsidiaries in treasury and dissenting shares in accordance with Delaware law) will be converted into the right to receive (i) 0.2582 Series A shares of the Ultimate Parent, (ii) 0.1928 Series C shares of the Ultimate Parent and (iii) $17.50 per share in cash. Based on our fully-diluted shares outstanding of 335 million as of December 31, 2012, we expect that our shareholders will own approximately 36% of the shares outstanding of the Ultimate Parent and have approximately 26% of the voting rights.

The aggregate cash portion of the merger consideration is expected to be $6.1 billion, $2.7 billion of which Liberty Global will finance from its own cash reserves and $3.4 billion of which Liberty Global will raise as bank debt and in the capital markets, which, if the merger is consummated, will, together with debt raised to replace certain of our existing facilities, be assumed by us and result in an increase to our overall level of debt.

Financing implications of the Merger on our existing debt

Consummation of the merger would represent a change of control event under the terms of the relevant indentures of all of the senior secured notes and senior notes issued by our wholly owned subsidiaries Virgin Media Secured Finance PLC, or VMSF, and Virgin Media Finance PLC, or VMF, and obligate us to  offer the noteholders the right to put their notes back to us at 101% of the principal amount plus accrued interest. At the request of Liberty Global in order to facilitate the financing by Liberty Global of the merger, on February 6, 2013, VMSF and VMF commenced consent solicitations in respect of some of these notes for the noteholders to preemptively waive this obligation and to seek consents to effect certain other proposed amendments in relation to the Transactions.

We have not solicited consents in relation to our 5.25% Senior Notes due 2022, our 4.875% Senior Notes due 2022 and our 5.125% Senior Notes due 2022 and will be required to repurchase these Notes within 30 days of the consummation of the Merger.

Upon consummation of the merger our convertible notes will have the right to convert and receive the same consideration that is received in the merger as the holders of Common Stock.  The convertible holders will also be offered the right to put their notes to the company at 100% of the principal amount plus accrued interest.

KEY DEVELOPMENTS IN 2012
Superfast Broadband
We expect the growth in the market for faster broadband services to continue, with customers demanding more content at a higher quality, spending longer online and connecting multiple devices concurrently within the household. In January 2012, we announced an 18-month program to double the broadband speeds of over four million customers, with approximately 76% of our Network having been upgraded at December 31, 2012.
In August 2012 the U.K. Office of Communications, or Ofcom, re-confirmed that we have the fastest average broadband download speeds widely available to customers in the U.K.
At December 31, 2012 we had 2.2 million customers, or 51% of our broadband base, taking superfast broadband, which we define as a broadband download speed of 30Mbit/s or higher.

TiVo Television Service
Our TiVo service was launched in December 2010 with mass distribution commencing in mid-2011. This “next generation” entertainment set-top box is available in both 1 TB and 500 GB sizes and brings together television, VOD and web video services through a single set-top box and features unique content discovery and personalization tools. In April 2012, we introduced "Collections", our new packages, which include the TiVo digital video recorder, or TiVo, High Definition, or HD, TV and superfast broadband as standard for new customers.
The continued appeal of our TiVo service has driven strong customer growth during 2012. We had 1.3 million TiVo subscribers at December 31, 2012, or 35% of our television customer base. During 2012 we have enhanced our TiVo television service with the introduction of Virgin TV Anywhere, TiVo to TiVo streaming and the relaunch of our on-demand pay-per-view service as Virgin Movies.

Financing & Long Term Debt
During 2012, we have used our strong cash position to access advantageous markets and refinance our debt, reducing interest expense and extending debt maturities. Since announcing our first phase capital optimization program on July 27, 2010, we have refinanced a total of £2.2 billion of debt. The principal transactions during 2012 were:

•
On March 13, 2012, we issued U.S. dollar denominated 5.25% senior notes due February 15, 2022 with a principal value of $500 million, the net proceeds of which together with cash on our balance sheet were used on March 28, 2012 to redeem $500 million of the principal amount of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption.

•
On October 30, 2012, we issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due October 30, 2022 at par, the net proceeds of which were used to redeem our remaining $850 million and €180 million 9.50% senior notes due 2016, and $92.9 million of the principal amount of our $600 million 8.375% senior notes due 2019 and £96.5 million of the principal amount of our £350 million 8.875% senior notes due 2019. We recognized a loss on extinguishment of debt of £129.2 million as a result of these redemptions.

On December 14, 2012 we also announced our intention to use up to £200 million for further transactions related to our debt and convertible debt, which may be effected through open market, privately negotiated, and/or derivative transactions until the end of 2014.
For more information about our senior notes, senior secured notes and the senior credit facility, see Item 7 of this annual report on Form 10-K, “Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Long Term Debt.”

Capital Return Programs
Since we began our capital return program in July 2010, we have repurchased 73 million shares of common stock for £1,127 million, which is approximately 22% of our share count at July 2010. We purchased 52.5 million shares during the first and second phases of our program in 2011 and 2010 at an average purchase price of $24.35. The second phase of our program announced on July 27, 2011 continued during 2012 with the purchase and cancellation of a further 20.5 million shares during the year at an average purchase price of $25.39. With the near completion of our second phase program, we announced on December 14, 2012, a third phase to our share buyback program of at least £1,122.5 million to be completed before the end of 2014, which includes £122.5 million remaining under our second phase program. This £1,122.5 million represents approximately 19% of our market capitalization at December 14, 2012.
Under the terms of the merger agreement we signed with Liberty Global on February 5, 2013, we have suspended our capital returns program pending consummation of the merger. Should the merger not be consummated we intend to resume our capital returns program.
For more information on our capital return programs, see Item 7 of this Form 10-K, “Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Capital Return Programs.”

OUR BUSINESS
OUR NETWORK
We deliver voice, video and high-speed data services over our access network. The deep fiber design of our access network enables us to transmit data by means of fiber optic cable from equipment in technical properties known as “headends” and “hubsites” to widely deployed distribution cabinets. The connection into each home from the fiber access network comprises two components combined into a single drop cable (twisted copper and coaxial cable). For video and internet access services, we use the high capacity, two-way, coaxial cable which has considerable spectrum and associated bandwidth capabilities. This enables us to support a full portfolio of linear and on-demand TV services as well as high-speed broadband services. In support of moving our Entertainment experience to an application that can be deployed on customers connected devices, we have upgraded our technology platforms to support delivery of select Video content to our Entertainment User Interface on tablets, smart phones and PCs. Using data over cable services interface specification 3.0, or DOCSIS 3.0, we currently offer download speeds of up to 100 Mbit/s. Trials of 300 Mbit/s and 1.5 Gbit/s downstream speeds have also been conducted. For fixed line voice services, we use a twisted copper-pair. Our relatively short twisted copper pairs (typically less than 500 meters in length) are also capable of supporting the latest Very High Speed Digital Subscriber Line 2, or VDSL2, broadband technologies. As a result of the extensive use of fiber in our access networks, we are also able to provide high-speed data network services to business customers delivering nationwide connectivity.
We believe that our deep fiber access provides us with several competitive advantages in the areas served by our network. For instance, our cable network allows us to concurrently deliver downstream broadband services, together with real-time television and video-on-demand, or VOD, content at higher speeds and with less data loss than comparable services of other providers. Our competitors are reliant on the access infrastructure of BT Group plc, or BT, which typically relies on copper-pair technology from the local exchange to the customer's home. BT is upgrading its infrastructure to provide data services capable of higher speeds, using fiber-to-the-cabinet, or FTTC, technology, but service providers using BT's existing network are, and may remain, subject to capacity limits which can affect data download speeds. Our cable network also offers benefits over the infrastructure of satellite service providers, which are unable to offer a full array of interactive services in the absence of a fixed line telephone connection, using third party access infrastructure. By contrast, our cable infrastructure allows us to provide “triple-play” bundled services of broadband internet, television and fixed line telephony services without relying on a third-party service provider or network. In addition, our capacity is dimensioned to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental cost given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than any consumer demand. As such, we have an advantage over competitors who serve either Consumer or Business segments but not both.
We also believe that our deep fiber access network has enabled us to take a leading position in the roll-out of next generation broadband access technologies in the U.K. In 2009, we completed significant upgrades to our network, including the network-wide roll-out of the latest DOCSIS 3.0 cable modem termination system, or CMTS, technology which significantly increased upstream and downstream transmission speeds across our network. Throughout 2011, we continued to invest in the growth of our DOCSIS 3.0 and broadband related network platforms, as well as adding capacity for high definition, or HD, broadcast and VOD services. In 2012, we extended our network to provide triple play cable capability to approximately 35,000 additional homes. In 2011 we continued to invest in upgrading our hybrid fiber coaxial, or HFC, access network from analogue to digital using the latest technology and deep fiber architectures. This largely completed the upgrade from analogue to digital across our entire HFC access network footprint. As of December 31, 2012, approximately 98% of the homes served by our cable network could receive all our broadband, digital television and fixed line telephony services.
We also employ a variety of alternative methods to connect to our national telecommunications network over the “last mile” to the premises of customers located beyond the reach of our cable network, including by using circuits and digital subscriber line, or DSL, connections on the local networks of other service providers.
Our mobile communication services are provided over cellular networks owned by third parties. Our main mobile network provider is EE. We also use networks owned by other providers to provide some ancillary services. EE currently operates 2G, 2.5G, 3G, 3.5G and 4G networks in the U.K.

OUR CONSUMER SEGMENT
Products and Services
Cable Products and Services
We offer our customers a choice of several packages and tariffs within each of our cable product categories. Our bundled packaging and pricing are designed to encourage our customers to purchase multiple services across our product portfolio by offering incentives to customers who subscribe to two or more of our products. The types and number of services that each customer uses, and the prices we charge for these services, drive our revenue. For example, broadband internet is more profitable than our television services and, on average our “triple-play” customers are more profitable than “double-play” or “single-play” customers. As of December 31, 2012, 85% of our cable customers received multiple services from us and 65% were “triple-play” customers, receiving broadband internet, television and fixed line telephone services from us.
Our cable broadband internet, television and fixed line telephone services are distributed via our wholly owned, local access cable network which covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland.
Broadband Internet
We deliver high-speed broadband internet services to customers on our cable network. As of December 31, 2012, we provided cable broadband services to over 4.3 million subscribers. We are one of the leading providers of high-speed broadband in the UK, having introduced both 50 Mbit/s and DOCSIS 3.0 rollouts in 2009 and launched 100 Mbit/s in December 2010 and completed its rollout across the network by end of March 2012. In December 2012, the average speed received by customers on all tiers was above 90% of the advertised, or headline, speed, and we are continuing the upgrade program to increase upload speeds to a minimum of 10% of download speeds.
In January 2012, we announced a program to double the speed of our broadband, involving a significant investment in network capacity and in the rollout of DOCSIS 3.0 wireless gateways. All our customers who were on 10 Mbit/s, 20 Mbit/s, 30 Mbit/s and 50 Mbit/s have seen, or will see, their headline speeds at least doubled under this program. In January 2012, we also commenced a marketing campaign starring Usain Bolt to communicate this news to our customers.
We currently have three tiers of high-speed cable broadband services available to new subscribers. We offer download speeds of 100 Mbit/s to more than 1 million homes, and more broadly offer download speeds of up to 30 Mbit/s and up to 60 Mbit/s. Our customers also benefit from unlimited downloads (subject to our fair usage and traffic management policies), advanced security software, including anti-virus and anti-spyware protection, and online data backup for no additional charge.
Television
We offer a wide range of television services to customers on our cable network. As of December 31, 2012, we provided cable television services to approximately 3.8 million residential subscribers.
Our digital television, or DTV, service includes access to over 185 linear television channels, advanced interactive features, and a range of premium subscription-based and pay-per-view services.
We offer a free-to-view digital television service, or Free TV, to certain customers on our cable platform. Our Free TV service provides access to approximately over 55 linear TV channels such as Dave, E4, Yesterday, and Five USA as well as radio services.
Our cable network enables us to deliver a broad range of digital interactive services, including games, news, entertainment and information services, from an on-screen menu. In addition to our linear television services, which allow our customers to view television programming at a scheduled time, our DTV and Free TV customers also have access to certain of these digital interactive services, including one of the most comprehensive video on-demand, or VOD, services in the U.K. See “Virgin TV On Demand,” below.
We also offer interactive “red button” applications from the British Broadcasting Corporation, or BBC, and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services, including multiple broadcasts. For example, in an Olympics broadcast, a customer can press the red button and choose which sport they wish to watch. The BBC reinvented their "red button" service in December 2012; "Connected Red Button" was first launched in 1.2 million TiVo homes as part of the innovation partnership we share with the BBC in which we aim to create a next-generation TV experience.
In November 2012, we launched Virgin TV Anywhere, an innovative internet streaming TV service that allows our TV customers to stream up to 45 live TV channels, including Sky Sports, and watch more than 4,000 hours of TV On-Demand through their web browser, anywhere with a broadband connection. Customers are able to also discover new shows with recommendations and ratings. As an exclusive to our TiVo customers, those with iPad, iPhone or iPod Touch devices can watch up to 25 live TV channels, manage their TiVo box and discover new shows with these devices. And when in the home, these devices can act as a remote control for their TiVo boxes. Virgin TV Anywhere is available at no extra cost to our TiVo customers.
TiVo and Digital Video Recorders
We offer two of the most advanced digital video recorders, or DVRs, in the U.K. Set-top boxes equipped with DVRs digitally record television programming to a hard disk in real-time, which allows customers to play-back, pause, fast-forward or rewind the program at any point during or for a period after the broadcast.
The Virgin Media TiVo service was launched in December 2010 with mass distribution commencing in mid-2011. This “next generation” entertainment set-top box is available in both 1 TB and 500 GB sizes, with the 1TB version recording up to 500 hours of television, and brings together television, VOD and web video services through a single set-top box and features unique content discovery and personalization tools. The TiVo box is HD-enabled and has three tuners, allowing viewers to record three programs while watching a fourth they previously recorded. The TiVo service, combined with the existing VOD service, makes available television shows, movies and music videos in addition to supporting web video services such as the BBC iPlayer and YouTube. Virgin Media TV powered by TiVo service continues to be enhanced and rolled out to customers. As of December 31, 2012 we had approximately 1.3 million TiVo customers.
Under a strategic partnership agreement entered in to in 2009, TiVo is the exclusive provider of user interface software for our next generation set-top boxes which provide converged television and broadband internet capabilities, and we are the exclusive distributor of TiVo services and technology in the U.K.
The previous Virgin Media DVR called the “V+ set-top box”, was available to our DTV customer base and is gradually being phased out in favor of TiVo boxes. The V+ set-top box has 160GB of hard disk storage space (up to 80 hours of broadcast television), is HD-enabled and has three tuners, allowing viewers to record two programs while watching a third. Our V+ set top box customers with a HD-compatible television can also access our HD on-demand content. As of December 31, 2012, we had approximately 1.2 million V+ set-top box customers.
Virgin TV On Demand
Our VOD service, Virgin TV On Demand, provides our customers with instant access to a wide selection of premium movies, television programs, music videos and other on-demand content including live pay-per-view, or PPV, events. Content is available in broadcast SD, HD and in 3D. Our HD content is available to all of our TV customers (excluding analogue TV customers) who have a HD box, in line with their subscription at no additional charge. Viewers can watch programs instantly, without the need for buffering, and can freeze-frame, fast-forward and rewind the content at will. This gives our customers increased control over the content and timing of their television viewing. Additionally, our cable network enables us to provide VOD content to our customers with no concurrent degradation of their broadband speed. We believe the range of content offered by our VOD service is a key driver in discouraging customer churn.
The primary categories of content available within Virgin TV On Demand are television programming, movies (on a PPV and premium subscription basis) and music videos. A selection of content, including our 'catch-up' television service, is available free of charge to all of our TV customers. The BBC iPlayer is the largest service we offer, enabling viewers to view more than 700 hours of BBC programs. Virgin TV's Catch Up On Demand service also includes content from 4OD, Demand Five and ITV Player.
Subscription Video On Demand
We also offer our television customers basic subscription VOD, or SVOD, with a selection of content that increases in volume in line with the customer's DTV subscription tier.
In October 2011, Sky Anytime (now Sky On Demand) was added to the service, allowing customers to access approximately 1,000 hours of television content from across Sky's range of basic channels, and around 500 movie titles being made available as a bonus to Sky Movies subscribers. This movie on-demand service joined the existing premium subscription based movie-on-demand service 'PictureBox'. Other content providers include WarnerTV, BBC Worldwide, Sony, Viacom, NBCU and AETN. Tailored advertising is also inserted across many providers within the basic TV SVOD and free catch-up services.

The VOD package also includes a music video service featuring over 5,000 tracks, which is available to subscribers to our top tier television package at no extra cost, or to lower tier customers on a pay per transaction basis.
The movie on-demand service has both premium SVOD and Transactional VOD, or TVOD, components.
Virgin Movies
Our pay-per-transaction movie service, FilmFlex, was rebranded as Virgin Movies in September 2012, with Virgin Media taking more active control of the scheduling and marketing of the transactional VOD service. It continues to offer a further 500 titles from all the major studios, the majority of which are available for rent on the same day as their DVD release. All of our DTV customers have access to pay-per-transaction movies, which, after purchase, may be viewed multiple times within a 48-hour window. In 2012 'Download to Rent' functionality was added to the online version of Virgin Movies, allowing customers to rent titles and watch them when offline. This, like the rest of Virgin Movies' online service, is available to non-Virgin Media subscribers.
Fixed Line Telephony
We provide local, national and international telephony services to our residential customers on our cable network. We offer a basic line rental service to our cable customers for a fixed monthly fee. In addition to basic line rental, we also offer tiered bundles of call tariffs, features and services, including calling plans that enable customers to make unlimited national landline calls and calls to mobile telephones either during specified periods or at anytime, for an incremental fixed monthly fee. Our customers can also make calls to Virgin mobiles free of charge and may also subscribe to additional services such as call waiting, call blocking, call forwarding, three-way calling, advanced voicemail and caller line identification services for an additional fee. We also intend to launch a mobile handset application that will allow customers to call landlines and mobile phones using wifi networks. As of December 31, 2012, we provided cable telephony services to approximately 4.2 million residential subscribers.

Mobile Products and Services
In 2012, we continued to focus on increasing our proportion of higher value contract customers, improving access to content via our mobile platform, expanding our range of higher value mobile handsets and cross-selling into homes already connected to our cable network. We continued to promote the use of our mobile platform to view internet and television content by introducing features such as easier access to social networking applications via the mobile handset.
As a mobile virtual network operator, or MVNO, we provide mobile telephony services to our customers over cellular networks owned by third parties. Our customer base comprises both contract customers, who subscribe to our services for periods ranging from a minimum of 30 days up to 24 months, and pre-pay customers, who top up their accounts prior to using the services and have no minimum contracted term. As of December 31, 2012, we had approximately 3.0 million mobile telephony customers, of which approximately 1.7 million were contract customers.
We offer a broad range of mobile communications products and services, including mobile voice services and data services, such as SMS, picture messaging, games, news and music services. We also offer a broad range of handsets, including Blackberry and Android based smartphones, and mobile broadband services which complement our fixed broadband offering. Our services are delivered over 2G, 2.5G, 3G and 3.5G platforms provided by our network partner, EE.

Non-cable Products and Services
We also provide broadband and telephony services to residential customers outside of our cable network, or non-cable customers, over third-party telecommunications networks. Our non-cable broadband internet services are provided via BT's local access network and unbundled BT exchanges from Cable & Wireless plc, or C&W. We offer various price and feature packages, including broadband service provided over asymmetric digital subscriber line, or ADSL, technology. As of December 31, 2012, we had 192,800 non-cable broadband subscribers. We also provide fixed line telephony service to non-cable customers via BT's local access network. As of December 31, 2012, we provided non-cable fixed line telephone service to 130,500 subscribers.

Marketing, Sales and Customer Service
Our consumer marketing strategy focuses primarily on bundled offerings of digital products and services across our “quad-play” portfolio to existing and prospective customers. We are focusing on those customers and prospective customers who reside in premises at which our cable services are already available, most of whom are not yet mobile telephone customers. Our bundling strategy provides our customers with discounts and additional value added services when they buy our services. We also provide the convenience of a single bill for “triple-play” (TV, broadband and fixed line telephony) packages and additional value to these customers when they take our mobile services. We believe that customers who subscribe to multiple services from us are less likely to churn. We also actively pursue opportunities to cross-sell complementary services across our product range and up-sell higher value services to our existing customers.
We offer our consumer products and services through a broad range of retail channels, including via inbound and outbound telesales, customer care centers and online. We also engage in direct face-to-face marketing initiatives through a dedicated national sales force of approximately 350 representatives, as well as comprehensive national and regional mass media advertising initiatives. We now have a significant national retail store base with approximately 79 retail stores and over 65 kiosk type retail outlets which offer a complete range of our consumer products and services. Our stores not only provide sales services but also showcase our products, allowing demonstrations and customer interaction, and help resolve customer queries.
We offer our prepay mobile telephony products through over 4,000 third party sales outlets in the U.K., including over 1,000 specialist outlets of our distribution partners, such as Carphone Warehouse and Phones 4U. In addition, we offer SIM-only products and mobile airtime vouchers through independent retailers across the U.K.
We believe that effective customer service contributes to customer satisfaction, which in turn results in reduced churn and acquisition of new customers. As of December 31, 2012, we employed approximately 2,200 staff in our cable and non-cable call centers, which includes the in-sourcing of one of our U.K. call centers in April 2012 that resulted in an additional 700 staff, and approximately 500 staff for our mobile telephony call centers, in the U.K. We also use outsourced call centers in the U.K., the Philippines, India and South Africa.
Consumer Segment Competition
We face intense competition from a variety of entertainment and communications service providers, which offer comparable broadband internet, television, fixed line telephony and mobile telephony services. In addition, technological advances and product innovations have increased, and are likely to continue to increase the number of alternatives available to our customers from other providers and intensify the competitive environment. See “Risk Factors-We operate in highly competitive markets.”
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
We offer most of our products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. We offer broadband internet, fixed line telephony and mobile telephony and data services throughout the U.K., and currently offer television services exclusively in areas served by our cable network. Our primary competitors are BT, British Sky Broadcasting Group plc, or BSkyB, TalkTalk Telecom Group plc, or TalkTalk, Vodafone, EE and O2.
Broadband Internet
We have a number of significant competitors in the market for broadband internet services.
BT provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service. BT is currently rolling out fiber-based broadband, with coverage having reached around 13 million homes by the end of 2012. During 2012, BT announced that it was bringing forward its fiber roll out to enable it to provide services to around two-thirds of U.K. homes by Spring 2012, more than 18 months ahead of their original schedule and within the guided spend of £2.5bn. BT is rolling out fiber primarily using Fiber-To-The-Cabinet, or FTTC, technology. From June 2013 BT Openreach will launch its Fiber-to-the-Premises, or FTTP, On-Demand product, allowing operators to offer FTTP with speeds of up to 330Mb in areas already enabled to FTTC.
Companies such as BSkyB, TalkTalk, EE and O2 are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. This allows an ISP to reduce the recurring operating costs charged by BT by reducing the proportion of traffic that must travel directly over BT's network. LLU deployment requires a substantial capital investment to implement and requires a large customer base to deliver a return on investment. Competitors may use new alternative access technology such as fiber-to-the-cabinet, which provides subscribers with significantly faster download speeds when compared to traditional asymmetric digital subscriber line, or ADSL2+, connections.
In addition to the increasing competition and pricing pressure in the broadband market arising from LLU we may be subject to increased competition in the provision of broadband services from mobile broadband and technological developments (such as long-term evolution, or LTE, and 3G mobile technology) and other wireless technologies, such as wireless fidelity, or Wi-Fi, and Worldwide Interoperability for Microwave Access, or Wi-Max. In addition, BT has recently announced its intention to expand and accelerate fiber to the home deployments which will allow its retail arm, and its wholesale customers, to offer higher speed broadband services.
Cable Television
Our digital television services compete primarily with those of BSkyB, which is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to both standard definition, or SD, HD and 3D, as the case may be, versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is both our principal competitor in the pay television market and an important supplier of basic and premium television content to us.
Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers. A new free-to-air internet-connected TV service to U.K. homes has been launched by YouView, a joint venture which includes Arqiva, BBC, BT, Channel 4, Channel 5, ITV and TalkTalk. The full consumer launch of YouView occurred in the third quarter of 2012 with consumers able to purchase a box from retailers or get a free subsidized box as part of a bundled package (TV, Broadband and Calls) with providers BT and TalkTalk.
Residential customers may also receive digital terrestrial television, or DTT, which is delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC.
BBC and ITV also offer a free-to-air digital satellite alternative to the Freeview DTT service, known as Freesat. Freesat offers approximately 120 subscription-free TV channels, including selected HD channels such as BBC 1 HD, BBC HD, ITV HD and Channel 4 HD. Freesat also offers a range of DVRs under the brand “Freesat+”. A new range of Internet connected DVRs under the brand "Freetime" offering access to popular catch-up TV services were launched in September 2012.
Residential customers may also access digital television content by means of internet protocol television, or IPTV. BT Vision, a combined DTT and VOD service offered by BT over a DSL broadband connection, is available throughout the U.K. BSkyB also offers live streamed TV and VOD services over a broadband connection, through its Sky Anytime+ and Sky Go services. In addition, Netflix, Lovefilm, Google, Apple and others have launched IPTV products.
The U.K. government terminated ATV transmission on October 24, 2012. As a result, the DTT signal and network has been strengthened enabling DTT to be made available to customers that cannot currently receive a signal. In the future this may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels. Consumers wishing to receive television services now have to convert to DTV.
The communications industry is constantly evolving and there are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our DTV and VOD services. These include the DSL services mentioned above and next generation LTE services. We expect continued advances in communications technology and in content, such as 3D TV.
Fixed Line Telephony
We compete primarily with BT in providing telephony services to residential customers in the U.K. BT occupies an established market position as the former state provider. We also compete with other telecommunications companies that provide telephony services directly, through LLU, or indirectly. These include TalkTalk and BSkyB, and mobile telephone operators such as O2, EE, Vodafone and 3 UK.
We compete with mobile telephone networks that offer consumers an alternative to fixed line telephone services. Mobile telephone services also contribute to the competitive price pressure on fixed line telephone services. See also “Risk Factors-Risks Relating to our Business and Industry-Our fixed line telephony business is in decline and not likely to improve”.

In addition, we face competition from companies offering Voice over Internet Protocol, or VoIP, services using the customer's existing broadband, 3G and Wi-Fi connections. These services are offered by independent providers, such as Vonage, magicJack, WhatsApp and Skype, as well as those affiliated with established competitors such as BT and EE. These services generally offer free calls between users of the same service, but charge for calls made to fixed line or mobile numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or based on usage. We also face competition from the growth in online communication through social networking sites such as Facebook and Twitter which has contributed to declining use of telephony services.
Mobile Services
In the mobile telephony market, we face direct competition from mobile network operators, or MNOs, such as O2, EE, Vodafone and 3 UK, and other Mobile Virtual Network Operators, or MVNOs, such as Tesco Mobile, Lebara, TalkTalk and ASDA. We also compete with fixed line telephone operators, with companies offering VOIP services, and from the growth in online communication, as described in “Fixed Line Telephony” above.
EE became the first U.K. mobile network operator to launch 4G in October 2012, following approval from Ofcom to use its existing 1800MHz spectrum. The auction of the 2.6GHz and 800MHz spectrum by Ofcom started at the end of 2012, with 4G services expected to go live in mid-2013. The launch of 4G services may introduce new competitors into the market or strengthen the position of existing competitors.

OUR BUSINESS SEGMENT
Our Business segment, managed through Virgin Media Business, or VMB, offers a broad portfolio of voice, data and internet solutions to commercial and public sector organizations in the U.K., ranging from analog telephony to managed data networks and applications. Our Business segment peak usage occurs at different times of the day from our Consumer segment peak usage, which allows better use of our network. Through Virgin Media Business, we provide services to approximately 50,000 U.K. businesses and almost 250 public sector organizations. We also supply communications services to around three quarters of the U.K.'s health and emergency services providers and nearly one half of U.K. police forces.
Products and Services
We offer contractual service levels to all customers and these are supported by U.K. based regional teams. In addition to our standard service levels, a tiered service level is available to tailor service requirements based on size of organization, sector and criticality. These tiered service levels include priority response, named dedicated staff and field based teams managing service levels face to face based on customer premises.
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

Applications and Services
As an overlay to network products, we also offer applications, such as video-conferencing, and managed services, such as information security services, designed to increase flexibility and reduce costs to our customers.
Voice
We offer a comprehensive range of voice products, from analog and digital services to converged internet protocol, or IP, telephony solutions. Our business voice solutions include basic features, such as call divert and voicemail, as well as products such as Centrex, which provides switchboard-like capability that is managed from our telephone exchange, offering our customers a cost-effective, scalable alternative to a premises-based system. These mature services continue to be offered in parallel with a next generation of converged services, allowing customers to migrate to new technologies gradually.
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
Public Sector
Our public sector retail services are structured around industry-specific segments, such as local government, education, health and emergency services. This enables us to provide sector-specific expertise where an understanding of the drivers and procurement processes of publicly funded organizations are necessary for efficient deployment of communications solutions. We believe that the inclusion of VMB as an approved supplier under various government framework agreements acts as both an enabler of growth of our market share in this sector and an endorsement of our track record, commitment and capability to offer value to publicly funded organizations.
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
Business Segment Competition
The U.K. business telecommunications market is characterized by strong competition and ongoing consolidation. Competition in the U.K. business telecommunications market continues to be value driven, with the key components being quality, reliability and price.
VMB competes primarily with traditional network operators such as BT and C&W. BT represents the main competitive threat nationally due to its network reach and product portfolio. We also compete with regional providers, such as COLT Telecom Group plc, which have a strong network presence within limited geographic areas. Recently, we have faced increasing competition from services provided by MNOs which target small business customers.
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
In the U.K. the European Framework is implemented through the Communications Act 2003, or the Communications Act, which regulates all forms of communications technology, whether used for telecommunications or broadcasting. The Privacy and Electronic Communications Regulations 2003 implemented EU Directive 2002/58.
The European Framework was amended by Directives 2009/140/EC and 2009/136/EC, and changes have been made to the Communications Act 2003 and the Wireless Telegraphy Act 2006 to implement these amendments in the United Kingdom. The Privacy and Electronic Communications Regulations 2003 have also been amended by the Privacy and Electronic Communications (Amendment) Regulations 2011.
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
U.K. Regulatory Authorities
Ofcom is the key regulatory authority for the communications sector in which we operate. It is responsible for furthering the interests of consumers by promoting competition. In particular, Ofcom is responsible for regulating the behavior of providers of electronic communications networks or services that have significant market power, or SMP, in identified markets which may have a harmful influence on competition and consumers. A provider is deemed to have SMP if it has a position of economic strength affording it the power to act independently of competitors and customers within a given market. Currently, the U.K. Office of Fair Trading also has jurisdiction with respect to competition matters, but there is reform anticipated in this area.

BROADBAND EXPANSION
The U.K. Government has decided not to implement the broadband tax proposed by the previous government. It proposes instead to drive the deployment of superfast broadband and the provision of basic broadband to 90% of the U.K. using money from the publicly funded BBC License Fee, under-spend from the Digital TV Switch Off Project and private investment. Two key projects have been announced: the Broadband Delivery Program, which is focused on delivering broadband to areas that the market will not serve of its own accord (mainly rural areas); and the Urban Broadband Fund, which is aimed at establishing 'super connected' cities with fixed broadband capabilities of between 80-100Mbs and comprehensive mobile broadband coverage. We are playing an active role in helping Government and industry understand how best this money might be spent to maximize the long term value of public investment in broadband networks, and to ensure the money is allocated in a way that does not undermine private investments or otherwise distort the market. This includes ensuring that State aid rules are strictly adhered to.

To that end, we have recently lodged a formal challenge against the European Commission's decision to approve a project involving the deployment of a State subsidised broadband network in the city of Birmingham. This project may otherwise have resulted in the over-build of parts of our and other operators' infrastructure. BT has lodged a similar challenge. We continue to work with the U.K. Government to find constructive ways to progress Birmingham and other cities' digital objectives.

REGULATION OF TELEVISION AND VIDEO ON-DEMAND SERVICES
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
ATVOD is the independent co-regulator for the editorial content of U.K. video on-demand services that fall within the statutory definition under the Communications Act of an “On-Demand Programme Service”, or ODPS.
As a provider of an ODPS, we must comply with a number of statutory obligations in relation to 'editorial content' and notify ATVOD of our intention to provide an ODPS. Failure to notify ATVOD or comply with the relevant statutory obligations may result in the imposition of fines or, ultimately, the prohibition on providing an ODPS.
In March 2007, following receipt of a request from us, in conjunction with other affected operators, Ofcom initiated an investigation into the U.K. pay television, or pay-TV, market. Our joint submission outlined certain features of the U.K. pay-TV market which, we believe, distort effective competition within this market and, in particular, favor BSkyB. In its final statement on the pay-TV market, issued in March 2010, Ofcom found that BSkyB has market power in the wholesale supply of certain premium sports and premium movie channels and acts on that market power to restrict supply and prevent fair and effective competition.
To remedy the concerns around premium sports channels, Ofcom imposed a wholesale must offer, or WMO, regime for regulating the terms of supply of Sky Sports 1 and 2 SD and HD. This decision was appealed by a number of parties (including ourselves).
These appeals were heard by the Competition Appeal Tribunal between May 9, 2011 and July 15, 2011. On August 8, 2012, the Competition Appeal Tribunal issued its judgment, overturning Ofcom's decision. The Competition Appeal Tribunal found that, whilst Ofcom had the powers to take action, the core competition concerns on which Ofcom based its decision were unfounded. BT has asked for permission to appeal this judgment and at the time of writing, BT's application is still being considered.
In relation to movies, Ofcom decided in August 2010 to refer the linear and VOD movie markets to the U.K. Competition Commission for a 2-year market investigation. In August 2012, the Competition Commission concluded that Sky Movies, which currently offers the first availability on a PPV basis to the U.K. market of movies from all the big Hollywood studios, is not a sufficient driver of subscribers' choice of pay-TV provider to give Sky such an advantage over its rivals when competing for pay-TV subscribers as to harm competition. No remedies have therefore been adopted. Despite this, the Competition Commission found that competition in the pay-TV retail market overall remains ineffective.
In 2006 Ofcom also initiated a review of the terms under which operators of DTV platforms in the U.K., such as us, allow access to their platforms for third-party television channels and content providers. However, this review has not progressed beyond its initial stages. We are therefore unable to assess the likely outcome of this review and resulting impact on our activities in this sector at this time.

REGULATION OF TELECOMMUNICATIONS SERVICES
In order to operate in the telecommunications sector, a provider must comply with general conditions imposed by Ofcom. These general conditions cover a broad range of issues including interconnection standards, number portability, deployment of telephone numbers, access to emergency services and sales and marketing standards. Any breach of these general conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company's right to provide electronic communications networks and services. Ofcom also undertakes triennial reviews of the various economic markets within the telecommunications sector to establish whether any provider has SMP warranting the imposition of remedies. The U.K. Government is currently undertaking a review of certain aspects of the Communications Act. However, it is unclear at this stage what changes will be made or the timing of any changes.
Fixed Line Telephony Services
As a fixed network operator we, like all other fixed network operators, are deemed to have SMP in wholesale call termination on our own network, and are therefore subject to SMP conditions in this market. However, these conditions do not have a significant impact on our ability to compete in the wholesale market, and although Ofcom is currently reviewing this market, it is not anticipated that this will result in any significant regulatory changes.
Ofcom is in the process of undertaking a fundamental review of the regulatory regime applying to non-geographic calling services. This is likely to result in a significant change to the retail and wholesale charging arrangements to which such calls are subject. We are working closely with Ofcom in its consideration and development of these reforms in order to mitigate risks and maximize opportunities.
Broadband Services
Ofcom is in the very first stages of its triennial review of the Wholesale Local Access, or WLA, market (physical or passive network access via methods such as LLU and duct access) and Wholesale Broadband Access, or WBA, market (virtual or active network access via methods such as provision of wholesale managed service products). The outcome of those reviews could have consequences for both Virgin Media's cable and non-cable operations.
We anticipate that BT will again be found to have SMP in the WLA market and certain sub-national areas of the WBA market and will be required to provide certain products and services on regulated terms, (which may continue to include providing access to its ducts and poles).
Mobile Telephony Services
As a MVNO, we are subject to EU regulations relating to retail prices for roaming services. The Roaming Regulation (European Commission Regulation 531/2012) sets limits on certain wholesale and retails tariffs for international mobile voice roaming, SMS tariffs and data roaming within the EU, provides for greater levels of transparency of retail pricing information and sets maximum roaming rates within the EU. The new regulation adopted in June 2012 includes provisions aimed at preventing consumer bill shock relating to data roaming charges both within and outside of the EU.
Mobile termination charges applied by MNOs are regulated by Ofcom under SMP conditions, one of which requires MNOs to reduce their mobile termination charges over time. Under our MVNO agreement with EE these changes in mobile termination charges are passed on to Virgin Mobile U.K. and we have experienced a reduction in revenue from such charges.

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

The proposed merger between Liberty Global and us remains subject to approval by the relevant competition authorities. For more information on the Merger Agreement see the Recent Developments section of Item 1 of this Form 10-K.

OTHER MATTERS
INFORMATION TECHNOLOGY
The operation, development and support of our information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, customer management, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. We are continuing to decommission or consolidate a number of diverse software applications and hardware platforms in order to reduce our dependency on high cost external support and management services and improve the stability of these systems. In 2011 we announced the outsourcing of our mobile application development and applications support function as well as development testing functions to a key strategic partner to improve service levels and lower the total cost of these services.

SEASONALITY
Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months, and mobile average revenue per unit, or ARPU, generally decreases in the first quarter of each year due to the fewer number of days in February and customers changing their spending patterns following the Christmas period. Our consumer cable churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and when students leave their accommodation between academic years.

CORPORATE RESPONSIBILITY AND SUSTAINABILITY
We have a long-term commitment to growing a responsible and sustainable business. Accountability for delivering our sustainability strategy sits with our Corporate Responsibility, or CR, Committee. Chaired by our Chief Executive Officer, it is comprised of members of our senior management, who represent our core business functions. Supported by our dedicated Sustainability team, the CR Committee meets quarterly to review our progress.
Following a formal stakeholder engagement program that included key opinion leaders, staff and customers, in 2012 we increased our strategic focus on the positive impact of digital technology on everyday life and in communities and society at large. Alongside our longstanding program, Virgin Media Pioneers, which uses digital technology to support the next generation of entrepreneurs, we launched a new program called 'Our digital future'. Taking a broad and open view from a wide spectrum of audiences, 'Our digital future' will help us understand the wants and concerns of every internet user in the U.K. and support us in developing the services of the future that ensure everyone benefits from what digital technology has to offer.
In 2012, we prioritized three areas of focus to improve sustainability across the Virgin Media business: our products, our operations and our people. Targets for improved performance were set across each of these areas, in addition to our long-term target of reducing our 2007 carbon footprint by 15% by 2015.
We will continue to share updates on our performance and key highlights on our progress through our award winning sustainability website: http://www.virginmedia.com/sustainability.

RESEARCH AND DEVELOPMENT
Our research and development activities involve the analysis of technological developments affecting our cable television, telephone (including mobile) and telecommunications businesses, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES
We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own or have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business. This includes the exclusive right to use the “Virgin” name and logo under licenses from Virgin Enterprises Limited in connection with our corporate activities and the activities of our consumer and business operations. These licenses, which expire in April 2036, are exclusive to us within the U.K. and Ireland, and are subject to renewal on terms to be agreed. They entitle us to use the “Virgin” name for the television, broadband internet, fixed line telephony and mobile phone services we provide to our consumer and business customers, and in connection with the sale of certain communications equipment, such as set-top boxes and cable modems.
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
These agreements are unchanged by the proposed merger with Liberty Global and we will continue to operate under the Virgin Media and Virgin Media Business brands.

EMPLOYEES
At December 31, 2012, we had 14,004 employees, of whom 12,742 were full-time and 1,262 were part-time. We also had 844 temporary employees. We have now terminated the voluntary collective bargaining agreements we had previously with the Communication Workers Union (CWU) and the Broadcasting, Entertainment, Cinematograph and Theatre Union (BECTU). These agreements covered our field service technicians and field engineers and from December 1, 2012, we no longer recognize either trade union for collective bargaining purposes for these employees. As these were the only agreements in existence at Virgin Media this means that there are no employees at Virgin Media covered by collective bargaining or recognition agreements. For employee consultation purposes, we work with and recognize our National and Divisional Employee Voice Forums. We believe we have good relationships with our employees.

AVAILABLE INFORMATION AND WEBSITE
Our principal executive offices are located at 65 Bleecker Street, 6th Floor, New York, NY 10012, United States, and our telephone number is (212) 906-8440. Our U.K. headquarters are located in Hook, Hampshire, England. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed with or furnished to the SEC under Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the SEC's website at www.sec.gov and on our website at www.virginmedia.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The investor relations section of our website can be accessed by going to www.virginmedia.com/investors. Our press releases, which provide notice of upcoming presentations including the relevant dial-in-details, where applicable, are also provided on our website. The information on our website is not incorporated into our SEC filings.

ITEM 1A. - RISK FACTORS

OVERVIEW
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
In addition to the information presented in this annual report, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
RISKS RELATING TO OUR BUSINESS AND INDUSTRY
We have entered in to a Merger Agreement with Liberty Global, Inc., which is subject to certain conditions, and as a result the merger may not be consummated; our operations both before and after consummation of the merger will be impacted.
On February 5, 2013, we entered into a Merger Agreement with Liberty Global, Inc., or Liberty Global, pursuant to which we agreed to be acquired by Liberty Global subject to the terms and conditions in the Merger Agreement. The consummation of the Merger pursuant to the Merger Agreement is subject to regulatory approval, the affirmative approval of our shareholders and those of Liberty Global and other customary conditions. In addition, the Merger Agreement may be terminated under certain conditions by Liberty Global or us. As a result the merger may not be consummated.
Whether or not the merger is consummated, the announcement and pendency of the transaction could cause disruptions to our business, which could have an adverse effect on our business and financial condition and results of operations.
Under the Merger Agreement, we have agreed to certain covenants that place restrictions on our ability to, among other things, dispose of properties or assets, make unbudgeted capital expenditures, acquire substantial assets, make substantial investments, increase the salary of certain of our employees or directors, pay certain bonuses or incentive compensation, grant new equity or non-equity based compensation awards, hire new employees, redeem equity interests, declare or pay dividends or make other distributions in respect of our capital stock, other than a quarterly dividend of up to $0.04 per share, incur indebtedness, enter into certain transactions with related parties or enter into new material contracts outside the ordinary course of business, in each case, until the earlier of the termination of the Merger Agreement and the effective time of the Merger.
Once consummated, the combined company may be unable to successfully integrate operations and realize the full anticipated synergies of the Merger, which may have an adverse impact on our financial condition and results of operations.
We operate in highly competitive markets which may lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition.
The markets for broadband internet, television, telephony and business services in which we operate are highly competitive and, in certain markets, we compete with established companies that hold positions of market power in these and/or closely related markets. We face competition from these companies, other established companies and potential new entrants. Technological advances may increase competition or alter the competitive dynamics of markets in which we operate. For example, the distribution of entertainment and other information over the internet, as well as the distribution of entertainment through mobile phones and other devices that continue to increase in popularity and could increase the number of media choices available to subscribers. In addition, continued consolidation within the media industry may permit more competitors to offer “triple-play” bundles of digital television, fixed line telephony and broadband services, or “quad-play” bundles including mobile telephone services. Consolidation by competitors can create economies of scale that we cannot replicate, for example in the mobile sector. Many of our competitors are part of multinational groups, and some may have substantially greater financial resources and benefit from greater economies of scale than we do.
In order to compete effectively, we may be required to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. We may also need to pursue legal and regulatory actions. In addition, some of our competitors offer services that we are unable to offer. Any increase in competitive pressures in our markets may lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition, which could have an adverse effect on our business, financial condition, results of operations and cash flows. See also Item 1 of this Form 10-K, “Business-Competition”.
The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.
The broadband internet, television, telephony and business services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), 3D TV, mobile instant messaging, wireless fidelity, or Wi-Fi, the extension of local Wi-Fi networks across greater distances, or WiMax, LTE, internet protocol television, or the emergence of new technologies, such as white space technologies (which use portions of the old analog TV spectrum), or the availability to our competitors of 4G spectrum and technology, may result in our core offerings becoming less competitive or render our existing products and services obsolete. We may not be able to develop new products and services, or keep up with trends in the technology market, at the same rate as our competitors (or at all). The pace of change may be such that we fail to seize opportunities to become market disrupters or to adequately respond to market disrupters. Any of these could lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition. This could have an adverse effect on our business, financial condition, results of operations and cash flows. See also Item 1 of this Form 10-K, “Business-Competition”.
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
Most of our revenue is derived from residential subscribers who could be impacted by adverse economic developments in the U.K. Accordingly unfavorable economic developments, such as recessions or inflationary pressures, could negatively affect the affordability of and demand for many of our products and services. Customers could elect to use fewer higher margin products and services or could turn to lower cost products and services offered by other companies. For example, there may be increased reliance on VoIP or other internet-based telephony solutions in lieu of our fixed and mobile telephony services, and there may be an increased reliance on video streaming over the internet such as through Netflix, LOVEFILM, BBC iPlayer and ITV Player instead of relying on our TV products and services. Such a consumer shift could in turn adversely impact our ability to increase, or in certain cases, maintain our revenue levels.
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

A failure in our network and information systems, whether caused by a natural failure or a security breach, could significantly disturb our operations, which could have a material adverse effect on those operations, our business, our results of operations and financial condition.
Certain network and information systems are critical to our business activities. Network and information systems may be affected by cyber security incidents that can result from deliberate attacks or system failures. These may include, but are not limited to computer hackings, computer viruses, worms or other destructive or disruptive software, or other malicious activities. Our network and information systems may also be the subject of power outages, fire, natural disasters, terrorist attacks, war or other similar events. Theft of metals is particularly acute in the U.K. due to high prices for scrap metal, and our network is not immune to such thefts. Such events could result in a degradation of, or disruption to, our cable and non-cable services, and could prevent us from billing and collecting revenue due to us or could damage our equipment and data or could result in damage to our reputation. Disruption to services could result in excessive call volumes to call centers that may not be able to cope with such volume, which could in turn have an adverse effect on our reputation and brand. Our plans for recovery from, and resilience to, such challenges may not be sufficient. The amount and scope of insurance we maintain against losses resulting from these events may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result.
Sustained or repeated failures of our own or third-party systems that interrupt our ability to provide services to our customers, prevent us from billing and collecting revenue, or that otherwise prevent us from meeting our obligations in a timely manner, would adversely affect our reputation and result in a loss of customers and revenue. These network and information systems-related events could also require significant expenditures to repair or replace damaged networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, penetration by viruses, worms or other destructive or disruptive software, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks or those of our business partners (including customer, personnel and vendor data) could damage our reputation, result in legal and/or regulatory action against us, and require us to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the liability associated with information-related risks is increasing, particularly for businesses like ours that handle a large amount of personal customer data. The occurrence of any such network or information system-related events or security breaches could have a material adverse effect on our business and results of operations.
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
We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are reliant on them in a way that could economically disadvantage us.
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
The “Virgin” brand is integral to our corporate identity. We are reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson who is closely associated with the brand, or in relation to another licensee of the “Virgin” name and logo (particularly in the U.K. where we do business) could have a material adverse effect on our reputation, business and results of operations.
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
In 2010, Ofcom imposed new license conditions on BSkyB that provide for a WMO obligation on Sky that regulate (or set a fair, reasonable and non-discriminatory requirement for) the price and terms of supply of certain of BSkyB's Sports Channels. While BSkyB and others appealed the imposition of these license conditions and sought to overturn it, we and others appealed that the intervention did not go far enough. See Item 1 of this Form 10-K, "Business-Regulatory Matters-Regulation of Television Services”. In August 2012, the Competition Appeal Tribunal issued its judgment, overturning Ofcom's decision. BT has asked for permission to appeal the Competition Appeal Tribunal's judgment and at the time of writing, BT's application is still being considered.
We currently purchase BSkyB wholesale premium content on the basis of carriage agreements entered into on June 4, 2010, which provide for the wholesale distribution of BSkyB's basic channels and its premium sports and movies channels on our cable TV service. However, for SD we are still exposed to BSkyB changing the ratecard terms of supply on 60 days' notice and we are also exposed to BSkyB offering HD versions of its channels exclusively to its digital satellite customers and not to us. Some of these agreements expire on June 30, 2013, after which we will have to negotiate new arrangements for the supply of BSkyB premium sports and movie channels. In relation to basics, the launch of Sky Atlantic exclusively to its own retail customers on the satellite platform is an example of the ongoing risk of BSkyB offering new channels that it is not contractually obliged to supply to us.
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
Our consumer mobile service relies on EE's network to carry its communications traffic.
Our services to mobile customers rely on our agreement with EE for voice, non-voice and other telecommunications services and for ancillary services such as pre-pay account management. If the agreement with EE is terminated, or if EE fails to provide the services required under the agreement, or if EE fails to deploy and maintain its network, and we are unable to find a replacement network operator on a timely and commercial basis (if at all), we could be prevented from continuing our mobile business. If we find a replacement network operator, we may only be able to carry on our mobile business on less favorable terms. Additionally, migration of all or some of our customer base to any such replacement network operator would be dependent in part on EE and could entail potential technical or commercial risk.

EE is also a customer of Virgin Media Business. Any disagreements between EE and our mobile operations or between EE and Virgin Media Business could have a material adverse effect on the relationship of the other Virgin Media businesses and EE.
We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network.
Our cable network is one of our key assets. However, we do not insure the underground portion of our cable network or various pavement-based electronics associated with our cable network. Almost all our cable network is constructed underground. As a result, any catastrophe that affects our underground cable network or our pavement-based electronics could prevent us from providing services to our customers and result in substantial uninsured losses that would have a material adverse effect on our business and results of operations.
We are subject to currency and interest rate risks.
We are subject to currency exchange rate risks because substantially all of our revenues and operating expenses are paid in pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.
We are also subject to interest rate risks as we have interest determined on a variable basis, either through unhedged variable rate debt or derivative hedging contracts. We also incur costs in U.S. dollars, euros and South African rand, in the ordinary course of our business, including for customer premises equipment and network maintenance services. Any deterioration in the value of the pound relative to the U.S. dollar, euro or the rand could cause an increase in the effective cost of purchases made in these currencies as only part of these exposures are hedged.
See Item 7A of this Form 10-K, "Quantitative and Qualitative Disclosures About Market Risk".
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
Substantially all of our operations are conducted through U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. We do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term. However, our operations may give rise to U.S. tax on “Subpart F” income generated by our U.K. subsidiaries, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. We believe that our U.K. subsidiaries have a substantial U.S. tax basis that may be available to avoid or reduce U.S. tax on repatriation of cash from our U.K. subsidiaries. However, there is a risk that the Internal Revenue Service, or IRS, may seek to challenge the amount of that tax basis or that we will not be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law we will seek to minimize our U.S. tax liability as well as our overall worldwide tax liability, we may incur U.S. tax liabilities with respect to repatriation of cash from our U.K. subsidiaries to the U.S.. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.
We also pay Value Added Tax, or VAT, on our revenue generating activities in the U.K. From time to time, the U.K. tax authorities review the basis upon which our VAT liability is assessed. We are currently engaged in a dispute with the tax authorities over one of these reviews. See item 7 of this Form 10-K, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Consolidated Results of Operations-Taxation-Contingencies".
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

Adverse changes in our financial outlook may result in negative or unexpected tax consequences which could adversely affect our net income
During 2012, we recognized a gain on reversing a significant portion of the valuation allowance on our deferred tax assets. Future adverse changes in the underlying profitability and financial outlook of our operations could cause us to change our judgment and establish an additional valuation allowance on our deferred tax assets, which could materially and adversely affect our consolidated balance sheets and statements of comprehensive income. A change in this valuation allowance will not result in any change to the amount of cash payments we make to the tax authorities.
We are subject to significant regulation, and changes in U.K. and EU laws, regulations or governmental policy affecting the conduct of our business may have a material adverse effect on our ability to set prices, enter new markets or control our costs.
Our principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators. Regulatory change is an ongoing process in the communications sector at both U.K. and EU level. Changes in laws, regulations or governmental policy affecting our activities and those of our competitors could significantly influence how we operate our business and introduce new products and services. For example, regulatory changes relating to our activities and those of our competitors, such as changes relating to third party access to infrastructure, the costs of interconnection with other networks or the prices of competing products and services, or any change in policy allowing more favorable conditions for other operators, could adversely affect our ability to set prices, enter new markets or control our costs. In particular, following the transposition of recent amendments to European directives into U.K. law, Ofcom may attempt to use the non-significant market power, or non-SMP, access provisions to require us to make available access to our ducts. In addition, Ofcom may look to impose regulation on the cable network, which is currently unregulated. Such regulation would allow customers to switch with ease to another provider without informing us. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services. In addition, our business and the industry in which we operate are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm our reputation and result in increased costs to the business.
RISKS RELATING TO OUR FINANCIAL INDEBTEDNESS AND STRUCTURE

Under the terms of the Merger Agreement, our financial indebtedness will be materially changed and our overall level of indebtedness increased. The risks below, together with other risks, may be relevant to the new debt structure as well as our existing debt structure. For more information on the proposed merger see the Recent Developments section of Item 1 of this Form 10-K.
We have substantial indebtedness that may have a material adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.
We have a substantial amount of indebtedness. Our consolidated total long term debt, net of £77.1 million current portion, was £5,852.0 million as of December 31, 2012.
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

RISKS RELATING TO OUR COMMON STOCK

Under the terms of the Merger Agreement, our common stock will be partially exchanged, in defined proportions, for two classes of stock of a new ultimate parent. The risks below, together with other risks, may be relevant to the new stock issued as well as our existing common stock. For more information on the proposed merger see the Recent Developments section of Item 1 of this Form 10-K.
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
Sales in the public market of the common stock issued upon conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes may encourage short selling by market participants, which could cause the value of our common stock to decrease.
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
The market price of our common stock has been, and may continue to be, adversely affected by conditions in the global financial markets, and stock prices of highly leveraged companies, in particular, have been highly volatile. The market price of our common stock could also be subject to wide fluctuations in response to additional factors, many of which are beyond our control. These factors include general economic and market conditions, actual or anticipated variations in our operational results and cash flow, our competitors' earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, currency and exchange rate fluctuations, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, governmental legislation or regulation.

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
If we or any possible acquirer cannot repurchase those notes or repay our indebtedness under our senior credit facility and other indebtedness in the event of a change of control of us, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of us, including transactions in which our stockholders would receive a substantial premium for their shares over then current market prices, or otherwise that they may deem to be in their best interests.
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
ITEM 3. LEGAL PROCEEDINGS
We are involved in lawsuits, claims, investigations and proceedings, including those relating to intellectual property, commercial, employee and employee benefits, which arise in the ordinary course of our business. For instance, the U.K. tax authorities have challenged our VAT treatment of certain activities and have assessed us accordingly. VAT has been paid to Her Majesty's Revenue and Customs, or HMRC, in order to appeal that assessment. This may become subject to court proceedings.
Mr. William R. Huff, one of our directors, has advised us that W.R. Huff Asset Management Co., LLC, or Huff Asset Management, which is controlled by Mr. Huff, may submit one or more claims for indemnification to the Company in the aggregate amount of approximately $7.4 million. These claims purportedly arise as a result of settlement payments made and attorneys' fees and other expenses incurred by Huff Asset Management in connection with third-party litigation and regulatory proceedings involving Huff Asset Management and relating to fees received by Huff Asset Management in 2004 for advisory services furnished to NTL Incorporated, or NTL, and Telewest Communications PLC, or Telewest. The businesses of NTL and Telewest merged in 2006 to form the Company. Neither the Company nor any of its predecessors was or is currently a party to these litigation or regulatory proceedings. There can be no assurance that the amount or nature of any claim brought against the Company by Huff Asset Management will be limited to indemnification or the amounts of claims specified above. The Company will vigorously defend any such claims made by Huff Asset Management. We are disclosing the potential claims in light of Mr. Huff's position as a director. We have determined that neither an accrual nor disclosure is required in the financial statements included in this report.
While we do not believe any of the litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The principal market for trading in shares of our common stock is the NASDAQ Global Select Market in the United States. Our common stock is also listed in the U.K. on the London Stock Exchange. As of February 4, 2013, there were 110 record holders of our common stock. The following table sets forth the reported high and low price per share of our common stock on the NASDAQ Global Select Market for the periods indicated:

	Price Per Share
	High	Low
2011
First Quarter	$28.27	$24.14
Second Quarter	32.62	27.33
Third Quarter	30.57	20.93
Fourth Quarter	27.89	20.66
2012
First Quarter	$25.93	$21.50
Second Quarter	25.48	21.48
Third Quarter	30.44	24.11
Fourth Quarter	36.79	29.80
2013
First Quarter (through February 4, 2013)	$39.78	$37.37
DIVIDENDS
During the years ended December 31, 2011 and 2012, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9
November 15, 2011	0.04	December 12, 2011	December 22, 2011	7.4
Year ended December 31, 2012:
February 17, 2012	$0.04	March 12, 2012	March 22, 2012	£7.0
May 23, 2012	0.04	June 12, 2012	June 22, 2012	7.1
August 21, 2012	0.04	September 11, 2012	September 21, 2012	6.6
November 16, 2012	0.04	December 11, 2012	December 21, 2012	6.6
On February 5, 2013 our board approved the payment of a $0.04 dividend for the fourth quarter ended December 31, 2012.
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

SHARE REPURCHASES
The table below summarizes our repurchases under our Board-authorized capital structure optimization programs during 2012.
Amounts repurchased under accelerated stock repurchase, or ASR, arrangements are presented in the month in which the ASR is authorized, which may differ to the month during which shares are received, as explained in the footnotes.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (in U.S. dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased under the Plans or Programs (in Pounds Sterling millions)(1)
January 1-31, 2012	—	$—	—	£452.7
February 1-29, 2012 (2)	10,171,090	24.58	10,171,090	295.5
March 1-31, 2012	—	—	—	295.5
April 1-30, 2012	—	—	—	295.5
May 1-31, 2012 (3)	1,961,450	22.34	1,961,450	267.9
June 1-30, 2012 (3)	2,251,250	22.71	2,251,250	235.2
July 1-31, 2012 (4)	6,094,497	28.71	6,094,497	122.5
August 1-31, 2012	—	—	—	122.5
September 1-30, 2012	—	—	—	122.5
October 1-31, 2012	—	—	—	122.5
November 1-30, 2012	—	—	—	122.5
December 1-31, 2012	—	—	—	1,122.5
Total	20,478,287	$25.39	20,478,287	1,122.5
 ____________________________

(1)
In July, 2011, we announced a second phase capital restructure optimization program expected to include the application of, in aggregate, up to £850 million, in part towards repurchases of up to £625 million of our common stock until December 31, 2012 and in part towards transactions relating to our debt, including related derivative transactions. In addition, on October 27, 2011, we announced our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies. On December 14, 2012, we announced a further capital restructure optimization program to include the application of up to £1,122 million towards repurchases of our common stock until December 31, 2014, which includes the £122.5 million remaining under our second phase program.

(2)
In February 2012, we entered into an ASR program in the amount of $250 million as a part of our second phase capital structure optimization program. We received 7,488,393 shares on February 13, 2012, 1,441,313 shares on February 24, 2012 and 1,241,384 on March 26, 2012, totaling 10,171,090 shares under this ASR. This ASR terminated on March 26, 2012. The average price paid per share under this ASR was $24.58.

(3)
In May and June 2012, we repurchased 4,212,700 through open market repurchases as part of our second phase capital structure optimization program. The average price paid per share via these open market repurchases was $22.54.

(4)
In July 2012, we entered into an ASR program in the amount of $175 million as part of our second phase capital structure optimization program. We received 5,038,509 shares on July 27, 2012, 836,199 shares on August 8, 2012 and 219,789 on October 26, 2012, totaling 6,094,497 shares under this ASR. This ASR terminated on October 26, 2012. The average price paid per share under this ASR was $28.71.

STOCK PERFORMANCE
The following graph compares the cumulative total return to stockholders of a $100 investment in our common stock for the five-year period from January 1, 2008 through December 31, 2012, with a similar investment in the Standard & Poor’s 500 Stock Index and a Peer Group Index and assumes the reinvestment of dividends. As no published index of comparable companies currently reports values on a dividends reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that are engaged in the telecommunications business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. In addition, the market capitalizations of many of the companies included in the Peer Group Index are different from ours. The common stocks of the following companies have been included in the Peer Group Index: AT&T Inc., British Sky Broadcasting Group plc, BT Group plc, Cablevision Systems Corporation, Carphone Warehouse Group plc, Comcast Corporation, DISH Network Corporation, France Telecom SA, Liberty Global, Inc., Rogers Communication Inc., Talk Talk Telephone Group and Verizon Communications Inc.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50
$0
1/1/2008
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Period Ending
Virgin Media
S&P 500
Peer Group

	January 1, 2008	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Virgin Media	$100	$30	$102	$166	$131	$227
S&P 500	100	63	80	92	94	109
Peer Group	100	57	71	98	100	135

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial information presented below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. Historical results are not necessarily indicative of future results.
The Statement of Comprehensive Income and Balance Sheet data for the years ended December 31, 2008 and 2009 have been adjusted for the disposals of Virgin Media TV and sit-up as described in the notes to our consolidated financial statements in our 2011 Annual Report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Statement of Comprehensive Income Data:
Revenue	£4,100.5	£3,991.8	£3,875.8	£3,663.9	£3,655.0
Operating income (loss)(1)	699.1	540.2	321.9	132.0	(261.9)
Income (loss) from continuing operations(2)	2,852.6	77.1	(169.2)	(350.3)	(827.4)
Net income (loss)	2,852.6	75.9	(141.4)	(357.8)	(920.0)
Other comprehensive (loss) income	(35.8)	(56.5)	64.0	(155.7)	29.6
Total comprehensive income (loss)	£2,816.8	£19.4	£(77.4)	£(513.5)	£(890.4)
Basic income (loss) from continuing operations per share	£10.40	£0.25	£(0.52)	£(1.07)	£(2.52)
Diluted income (loss) from continuing operations per share	£8.75	£0.24	£(0.52)	£(1.07)	£(2.52)
Average number of shares outstanding	274.3	310.1	327.1	328.8	328.0
Dividends declared per common share (in U.S. dollars)	$0.16	$0.16	$0.16	$0.16	$0.16
 ______________________________

(1)	The 2008 operating loss includes goodwill and intangible asset impairments of £362.2 million.

(2)	The 2012 income from continuing operations, net income, and total comprehensive income include a partial reversal of the valuation allowance on deferred tax assets of £2,592.3 million

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	£206.3	£300.4	£479.5	£430.5	£181.6
Working capital	(409.8)	(433.6)	(468.1)	(290.9)	(460.1)
Fixed assets, net	4,512.2	4,602.7	4,763.1	5,045.8	5,337.9
Deferred income taxes	2,639.0	—	—	—	—
Total assets	10,504.3	7,938.8	8,833.2	9,190.0	9,933.3
Long term obligations	5,929.1	5,855.1	6,020.4	5,974.7	6,170.1
Shareholders’ equity	£3,157.6	£638.9	£1,264.6	£1,491.3	£2,016.2

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
INTRODUCTION
Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided to assist readers in understanding our recent developments, results of operations, financial condition and cash flows. Our MD&A should be read in conjunction with the description of our business provided in Item 1, the risk factors affecting us set out in Item 1A, and our financial statements and related notes within Item 8 of this Form 10-K.
Throughout our MD&A, references to 2012, 2011, and 2010 are to the financial years ending December 31, 2012, 2011 and 2010 respectively. We also refer to the year ended December 31, 2012 as the year or the current year.
Our MD&A is organized as follows:

•	Overview: Analysis of recent developments in our business together with a summary of overall performance, provided up-front to give context to the remainder of our MD&A.

•
Critical accounting estimates: A summary of the critical accounting estimates and subjective interpretations of accounting principles which impact our reported results of operations and financial condition.

•
Consolidated results of operations: Discussion and analysis of our results of operations, comparing 2012, 2011 and 2010. We present factors impacting our Consumer and Business segments, our Network costs, and other significant components of our results of operations.

•
Liquidity and capital resources: Discussion and analysis of our financial condition, cash flows and liquidity, comparing 2012, 2011, and 2010. This section includes discussion of the fair values of our financial instruments, contractual obligations, and off-balance sheet arrangements.

OVERVIEW
RESULTS FROM OPERATIONS
We report our results from operations (in millions) for our two segments, Consumer and Business:

Year ended December 31, 2010
Year ended December 31, 2011
Year ended December 31, 2012
£3,875.8
£596.8
£3,279.0
£2,325.2
£342.8
£1,982.4
£3,991.8
£637.4
£3,354.4
£2,368.9
£377.4
£1,991.5
£4,100.5
£670.3
£3,430.2
£2,434.0
£380.8
£2,053.2
Business
Consumer
Segment Revenue
Segment Contribution
Segment Revenue
Segment Contribution
Segment Revenue
Segment Contribution

We expect to incur additional costs under the terms of the Merger Agreement signed with Liberty Global on February 5, 2013. In particular we expect to incur costs associated with changing our debt and equity structure, which will result in, among other charges, additional administrative expenses, losses on extinguishment of debt, gains and losses on derivative instruments, interest expense and stock based compensation expense. For more information on the proposed merger see the Recent Developments section of Item 1 of this Form 10-K.
Consumer Segment
Our strategy of revenue growth through customer additions, product cross sell, tier mix and selective price increases led to Consumer segment revenues increasing by 2.3% during 2012 to £3,430.2 million compared to £3,354.4 million in 2011.
Demand for superfast broadband and TiVo led to lower churn and a strong increase in new subscribers, with cable customer net additions being 88,700 in 2012 compared to 5,500 in 2011, and 76,600 in 2010. Within our residential cable customer base, net triple play customer additions in 2012 were 112,720, compared to 37,400 in 2011 and 138,051 in 2010, taking our triple play penetration to 64.9% of our residential cable customer base at December 31, 2012.

Average monthly cable customer churn for the quarter ended December 31, 2012 fell to 1.1% compared with 1.3% in the quarter ended December 31, 2011.
Increased subscription to TiVo and strong demand for higher broadband speeds improved the product mix which, together with a price rise in April 2012, increased monthly average revenue per user for our cable customers, or cable ARPU. Average monthly cable ARPU for quarter ended December 31, 2012 was £48.87 compared with £47.85 and £47.51 for the quarters ended December 31, 2011 and 2010 respectively.
Total mobile customer numbers remained flat at 3,037,500 at December 31, 2012 compared to 3,037,300 at December 31, 2011, which decreased from 3,068,900 at December 31, 2010. The movement in both years is consistent with our strategy to improve our mobile customer mix with, during 2012, an increase in customers taking a mobile phone on a contract being offset by a broadly comparable decrease in prepaid customer numbers. At December 31, 2012 contract customers represented 56.3% of our mobile based compared with 50.2% and 39.5% at December 31, 2011 and 2010 respectively.
The step down in regulated mobile termination rates reduced inbound mobile revenue by approximately £24 million during 2012. The impact of this reduction to revenues was offset by the positive impact of an improving customer mix leading to monthly average revenue per user for our mobile customers, or mobile ARPU, decreasing to £15.13 during the quarter to December 31, 2012 compared to £15.46 and £15.16 for the quarters to December 31, 2011 and 2010 respectively.
Quad-play penetration, where a household takes all three of our cable products and at least one mobile phone service from us, increased to approximately 15.8% of our residential cable customer base at December 31, 2012, compared to approximately 14.5% and 12.2% at December 31, 2011 and 2010 respectively.
Consumer segment contribution increased to £2,053.2 million for the year compared to £1,991.5 million and £1,982.4 million for 2011 and 2010 respectively. The increase in 2012 arose principally from the higher revenues discussed above, partially offset by an increase in consumer segment marketing costs in the first half of 2012.
Business Segment
Demand for data across both retail and wholesale markets continues to drive the increase in revenues from our Business segment, although this increase is partially offset by the continued decline in voice revenues in both markets. As a result, total revenues from our business segment increased by 5.2% during 2012 to £670.3 million compared to £637.4 million in 2011 and £596.8 million in 2010.
Increased revenue has been the principal driver of the increase in Business segment contribution to £380.8 million in 2012 compared to £377.4 million and £342.8 million in 2011 and 2010 respectively, although this has been offset by higher acquisition and delivery costs during the early life of certain significant contracts.
Our Network
We continue to invest in our network infrastructure to support our Consumer and Business products, such as the rollout of our TiVo service and our broadband speed upgrade, with purchases of fixed assets during 2012 increasing to £783.2 million, of which £101.5 million related to expenditure on our broadband speed upgrade. Fixed assets acquired under capital leases totaled £88.9 million during 2012, compared to £91.2 million in 2011.
Depreciation of fixed assets increased to £951.7 million in 2012 compared to £923.2 million in 2011, reflecting the increased fixed asset purchases discussed above.
Network and other operating costs remained flat at 9.5% of total revenues during 2012 and 2011, compared with 10.1% of total revenues in 2010.
Income Tax Credit
Over the last two decades we have invested over £13 billion building our cable network and have incurred losses in operating that infrastructure. Under UK tax law certain of these investment costs and operating losses are offset against future operating profits, giving rise to deferred tax assets. We have historically recorded a full valuation allowance to reduce the value of these assets to zero.
Under US GAAP accounting principles, we are required to continually evaluate the need for a valuation allowance and have determined it is more likely than not that in future we will generate sufficient pre-tax income to utilize substantially all of our UK deferred tax assets related to unclaimed capital allowances and net operating losses. An important factor in our assessment was the fact that during 2012, we moved into a three year cumulative pre-tax profit position in the

UK for the first time. Therefore, as required by the applicable accounting rules, we have reduced the valuation allowance, which has resulted in a non-cash income tax benefit of £2,592.3 million.
LIQUIDITY AND CAPITAL RESOURCES
Cashflow
Receipts from customers in our Consumer segment together with receipts from our Business customers continue to be our principal source of cash, and we expect this to continue. Net cash from operating activities decreased by 9.5% in 2012 to £1,039.7 million, compared to £1,149.1 million and £1,037.6 million in 2011 and 2010 respectively.
During the year we invested an additional £101.5 million of cash in upgrading our customer's broadband speeds, which contributed to our total purchase of fixed assets increasing to £783.2 million for the year, compared to £656.7 million in 2011, and £628.4 million in 2010.
During 2012, we paid cash interest of £406.9 million on our borrowings, which was 6.5% lower than the £435.2 million interest paid in 2011, and 7.3% lower than the £438.8 million interest paid in 2010, with both decreases being principally due to lower interest rates on lower levels of debt following the refinancings discussed below.
Cash remaining from our operating and investing activities has been used, as described below, to improve the maturity and interest profile of our long term debt, and to continue our capital return programs.
Long Term Debt
During 2012, we have used our strong cash position to access advantageous markets and refinance our debt, reducing interest expense and extending debt maturities. Since announcing our first phase capital optimization program on July 27, 2010, we have refinanced a total of £2.2 billion of debt, as illustrated by the chart below which shows the carrying value and principal interest rate of our long term debt instruments (in millions, by date of maturity).
Capital returns
We remain committed to a long term program of returning cash to shareholders. Since we began our capital return program in July 2010, we have repurchased 73 million shares of common stock for £1,127 million, which is approximately 22% of our share count at July 2010. We purchased 52.5 million shares during the first and second phases of our program in 2011 and 2010 at an average purchase price of $24.35. The second phase of our program announced on July 27, 2011 continued during 2012 with the purchase and cancellation of a further 20.5 million shares during the year at an average purchase price of $25.39. With the near completion of our second phase program, we announced on December 14, 2012, a third phase to our share buyback program of at least £1,122.5 million to be completed before the end of 2014, which includes £122.5 million remaining under our second phase program. This £1,122.5 million represents approximately 19% of our market capitalization at December 14, 2012. Under the terms of the Merger Agreement we signed with Liberty Global on February 5, 2013, we have suspended our capital returns program pending consummation of the merger. If the merger is not consummated we intend to resume our capital returns program.
We have maintained our quarterly dividend at $0.04 per share for the first three quarters of 2012, and on February 5, 2013 our board approved the payment of a $0.04 dividend for the three months ended December 31, 2012. Under the terms of the Merger Agreement we signed with Liberty Global on February 5, 2013, we are permitted to continue to pay a dividend of up to $0.04 per quarter.

CRITICAL ACCOUNTING ESTIMATES

We apply U.S. GAAP in preparing our consolidated financial statements and related financial information, which requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. An impact could occur because of the individual significance of the item being estimated, or because of the inherent uncertainty in measuring, at a specific point in time, transactions that are continuous in nature.
Actual results may differ from these estimates under different assumptions and conditions, so we have set out below the critical accounting estimates which have the potential to have a significant impact on our financial statements. If our business changes in the future, then accounting estimates not disclosed below may also become critical.
Our main revenue generating transactions contain relatively few estimates, with revenues being principally driven by cash received from our Consumer and Business customers, and operating costs being principally non-capitalizable expenditure on our Network together with expenses incurred in serving our customers.
There are areas of our business, such as the amount of uncollectible accounts receivable, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, goodwill and indefinite life assets, and long-lived assets where significant or complex estimates are made, however we do not believe these judgments have a material impact on our financial statements. Actual results could differ from those estimates.

FIXED ASSETS
Our industry is capital intensive, and a significant portion of our resources are spent on extending and upgrading our network. As of December 31, 2012 and 2011, the net book value of our fixed assets was approximately £4.5 billion and £4.6 billion, respectively.
We record fixed assets at cost and depreciate them on a straight line basis. Estimating the useful lives of these assets involves significant judgment. In making these judgments, our management uses its experience and expectations of the utility of the specific asset being evaluated. We also compare the useful lives assigned to fixed assets by other companies that operate similar businesses. Changes in technology or changes in the intended use of these assets may cause the estimated useful life to change, resulting in changes to our depreciation expense. Any revisions to estimated useful lives are reflected prospectively beginning in the period in which the change in estimate is made. We estimate that a one year increase in the useful lives of only those fixed assets that we purchased in 2012 would result in a decrease in our 2012 depreciation expense of £25 million and that a one year decrease would result in an increase of approximately £42 million in our 2012 depreciation expense.
Costs associated with network construction, initial customer installations, initial installations of new services in customer premises, and the addition of network equipment to provide new or enhanced services are capitalized. Costs capitalized as part of initial customer installations include materials and direct labor.
Capitalizable labor costs incurred in connection with customer installations relate to activities such as:
•Dispatching personnel and equipment to the customer's premises;
•Verification that the customer's premises is able to receive our services;
•Physically connecting the customer's premises to our network;
•Set-up of equipment within the customer's premises and connection of that equipment to our network; and
•Programming the equipment so that it is able to function as intended.
We also capitalize certain indirect costs required in order to connect the customer to our network. These indirect costs relate to the compensation and overhead costs of employees who assist in connecting and activating the customer.
Costs incurred to connect a service to a premises that has previously received the same service are expensed as incurred, and costs incurred to connect a new service to a premises that has previously received other services are capitalized. For example, if a premises that has received our telephony service ceases receiving our telephony service, costs incurred to connect telephony services at that premises at any point in the future would be expensed. Additionally, if a premises that has received telephony services ceases receiving our services and a new customer occupies that premises and subscribes to both our broadband and telephony services, the costs incurred to connect broadband services would be capitalized and the costs to connect telephony services would be expensed. We assess a new service as a product that provides fundamentally new or enhanced functionality to our customers and which delivers incremental revenues.
We are required to make judgments regarding the amount of construction and installation costs that are capitalized. Our capitalization rates for labor costs are based on studies of actual costs as well as operational data demonstrating the amount of actual time that is spent on specific activities. Our capitalization rates for overhead costs are based on studies of activities that are incurred in support of capitalizable activities as well as an analysis of the proportion of those costs that are directly attributable to capitalizable activities. We continuously monitor the appropriateness of our capitalization policy and update the studies used on a regular basis. We update our policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services. Changes resulting from modification to our capitalization have not historically had a material impact on our results.

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS
As at December 31, 2012 we had gross deferred tax assets of £5,682.5 million, of which £5,359.2 million related to the U.K. and which principally comprised capital allowances, net operating losses, or NOLs, and capital losses. We accumulated these assets over the last two decades as we made significant investments in building our network infrastructure and incurred significant losses as we operated that network. These assets represent amounts we, in common with other companies in the U.K., are able to use to reduce our future taxable profits in the U.K. We have historically maintained a full valuation allowance on both our U.K. and U.S. deferred tax assets, reducing the value of these assets on our balance sheet to zero.
The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire.
When assessing all available evidence, we consider an important piece of objective evidence is the extent to which we have made pre-tax income or losses over the most recent three year period. Historically, we have maintained a full valuation allowance on our net deferred tax assets principally because we have been in a cumulative pre-tax loss position over the most recent three year period. While there has been a trend of positive evidence that has been strengthening in recent years, it was not sufficiently persuasive to outweigh the negative evidence provided by our cumulative pre-tax loss position. During the year ended December 31, 2012, we emerged from a cumulative pre-tax loss position in the U.K. for the first time, which removed this important piece of negative evidence from our evaluation.
Our assessment for the year ended December 31, 2012 considered the following positive and negative evidence. Based on this evidence, we concluded that it was more likely than not that in future periods we will generate sufficient pre-tax income to utilize substantially all of our U.K. deferred tax assets relating to capital allowances and NOLs:

Positive evidence:

•
We have now generated pre-tax income in the U.K. of more than £150 million for two consecutive years and have utilized some of our available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

•	Our U.K. capital allowances and NOLs do not have an expiration date.

•
Our financial performance has continued to improve despite challenging macroeconomic conditions. Steady growth in revenue and operating income has been maintained for three years, and we believe that financial performance will continue to improve even if the current economic conditions persist.

•	Our forecasts of future taxable income indicate that our pre-tax income and taxable income will increase in the future.

•	We have re-financed a significant portion of our high-coupon debt into lower-coupon, longer duration debt in recent years.

Negative evidence:
In the absence of a cumulative loss in the last three years, the remaining negative evidence consists solely of our long history of significant pre-tax losses prior to 2011, dating back many years prior to the merger with Telewest in 2006. In total, our U.K. group companies have approximately £386.1 million of deferred tax assets on £1,678.7 million of NOLs which accumulated over many years. We believe that the combined impact of a number of company specific and industry specific developments over recent years makes it unlikely that those historic losses will be repeated in the future. These include:

Company specific factors:

•
The significant investment associated with building our unique cable network does not need to be replicated. Instead, we are able to spend relatively more modest sums to gradually upgrade and improve that network.

•
We have established ourselves as one of the major telecommunication service providers in the U.K., offering leading next generation broadband and television services, which has enabled us to steadily and economically grow revenues.

•
Significant restructuring and rationalization activities subsequent to the Telewest merger have reduced our cost base and focussed the business on its core activities. This allowed us to leverage our network into financial returns and generate consistently improving operating margins.

•
There has been a material improvement in our credit standing in recent years, including certain of our debt being rated investment grade, which has allowed us to reduce and lock-in lower interest rates.

Industry specific factors:

•	The cable and telecommunications markets have matured since the late 1990s and early 2000s.

•	There is only one competitor in the U.K. with a substantial fiber network.

•
Pricing in the U.K. telecommunications market in recent years is considerably more rational than in the early to mid portion of the previous decade. We expect that trend to continue given a) the increase in demand for data traffic that requires a high speed delivery mechanism like our fiber network and b) the structure of the U.K. market.

•	Consolidation in the industry has reduced the number of competitors since the years in which we incurred significant losses.

•	The industry is capital intensive and barriers to entry are high; therefore, we do not envision uneconomic competition from new entrants.

After consideration of these factors, we determined that it was unlikely that the losses incurred prior to the year ended December 31, 2011 would be repeated and as a result, we did not place significant weight on the negative evidence provided by our long history of losses.
We believe that our positive evidence is strong. The improving financial performance in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but have only recently gathered sufficient weight to deliver objectively verifiable, consistent taxable profits.
A key consideration in our analysis was that the unlimited carryforward periods of our U.K. tax assets make the realization of those assets less sensitive to variations in our projections of future taxable income than would otherwise be the case if the carryforward periods were time limited. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilisation of our deferred tax assets under a number of scenarios. We do not require material increases in the current levels of cash flows, book income, or taxable income to recover the value of our deferred tax assets other than capital losses.
The emergence from a cumulative loss position in the U.K. during 2012 was an important consideration in our assessment and changed the balance of the remaining available evidence. While strong positive evidence was present during 2011 and in earlier quarters of 2012, we concluded that the significance of the cumulative loss could not be overcome prior to December 31, 2012. In the absence of the negative evidence provided by cumulative losses over the most recent three year period, we believe that the available positive evidence outweighs the remaining negative evidence. Therefore, we determined that it was appropriate to reverse substantially all of the valuation allowance on our U.K. deferred tax assets other than capital losses. The reversal of the valuation allowance on our U.K. deferred tax assets resulted an income tax benefit of £2,488.9 million, or £9.07 per basic share and £7.52 per diluted share during the year ended December 31, 2012, and an increase in current and non-current deferred tax assets on the consolidated balance sheet for the year ended December 31, 2012. Beginning in the first quarter of 2013, we expect our net income and earnings per share to be impacted to a greater degree by income tax expense, which may fluctuate from period to period. However, this reversal will not result in any change to the amount of cash payments to the U.K. tax authorities for income taxes.
Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the full value of our U.K. deferred tax assets other than capital losses, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover all of the value of our deferred tax assets we would be required to establish a valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense and a material decrease in net income in the period in which we change our judgment. Refer to Item 1A of this Form 10-K, Risk Factors, for further discussion of certain events that could have a material impact on our future profitability and taxable income.
During 2012, we also reversed a valuation allowance of £103.4 million on the U.S. deferred tax assets related to certain of our subsidiaries that are considered dual resident in the U.K. and U.S. for tax purposes. The assets in these companies are principally comprised of NOLs. The companies have emerged from a cumulative loss position and after consideration of all available positive and negative evidence we believe it is more likely than not that the deferred tax assets will be utilized. Because those companies have emerged from a cumulative loss position, significant negative evidence no longer exists. Positive evidence exists in the form of recent profitability, forecasts for continued profitability, and long expiration periods for the NOLs. We do not require significant improvements in the level of profitability to utilize the deferred tax assets prior to their expiration.
We continue to maintain a full valuation allowance on our U.S. deferred tax assets related to companies included in our U.S. consolidated federal income tax return, because we do not believe it is more likely than not that we will be able to realize the value of these assets. We are in a cumulative loss position over the most recent three year period in the U.S., and we expect that position to continue into the future, principally because all of our revenue is generated in the U.K. We also continue to maintain a full valuation allowance on our deferred tax assets relating to capital losses, which totaled approximately £2,786.1 million as of December 31, 2012. We do not expect to realize any significant benefit from these capital losses because they can only be used to the extent we generate future U.K. taxable capital gains from assets held by subsidiaries owned prior to 2006.
We have considered the implications of the proposed merger with Liberty Global, as discussed in the Recent Developments section of Item 1 of this Form 10-K, on our accounting for our deferred tax assets. We note that a change in judgment that results in subsequent recognition, derecognition, or change in measurement of a tax position taken in a prior annual period shall be recognized as a discrete item in the period in which the change occurs. We are therefore not permitted to consider the impact of the proposed business combination until 2013 and the partial reversal of the allowance discussed above therefore remains appropriate.
Changes in tax laws and rates will also affect our deferred tax assets in the future. The U.K. government has announced a reduction in the rate of corporation tax from 23% to 21%. These reductions have not been enacted, but we will recognize a reduction in the value of our deferred tax assets and liabilities and a charge to income tax expense in the period of enactment.

NEW ACCOUNTING PRONOUNCEMENTS
New rules for accounting for revenue and lease transactions remain under development by the FASB, which, if and when enacted, may have a material impact on our financial statements, however no formally adopted standards have yet been issued.
Further details of new accounting pronouncements, expected date of adoption, and the likely impact on our financial statements, if any, are provided in note 2, Significant Accounting Policies, in Item 8 of this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

SEGMENTAL RESULTS OF OPERATIONS
We earn revenues and incur costs in our two segments, Consumer and Business. Our segments are based on our management organizational structure at December 31, 2012 and are fully described in note 15, Industry Segments, in item 8 of this Form 10-K.
Segment contribution is our measure of segment profitability and is operating income excluding certain costs. Our primary asset is our cable network which is shared by our Consumer and Business Segments. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting. Segment contribution therefore excludes the cost of operating our network, depreciation, amortization, and goodwill and intangible asset impairments. Corporate costs are not directly attributable to either segment and are also excluded from segment contribution. Restructuring and other charges are excluded from segment contribution as we believe they are not characteristic of our underlying business operations.
Consumer Segment
Demand for our superfast broadband and TiVo product has led to lower churn and a strong increase in new subscribers during 2012.
Increases in both customer numbers and ARPU during 2012 resulted in our Consumer revenues rising by 2.3% to £3,430.2 million from £3,354.4 million in 2011. Consumer segment contribution increased by 3.1% to £2,053.2 million principally as a result of increased revenues, partially offset by increased marketing costs. In 2011 Consumer segment revenues rose by 2.3% to £3,354.4 million and were the principal driver of Consumer segment contribution increasing by 0.5% to £1,991.5 million.

	Year ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012-2011		2011-2010
	£m	£m	£m	£m	%	£m	%
Revenue	3,430.2	3,354.4	3,279.0	75.8	2.3%	75.4	2.3%
Segment contribution	2,053.2	1,991.5	1,982.4	61.7	3.1%	9.1	0.5%
Consumer Segment Revenue
Consumer segment revenue is earned through recurring fees and usage charges for our fixed line and mobile telephone, broadband and television products. We also earn revenues from connecting customers to our network, and supplying them with mobile handsets and other equipment. Revenue by customer type for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012-2011		2011-2010
	£m	£m	£m	£m	%	£m	%
Cable	2,804.0	2,721.8	2,641.8	82.2	3.0%	80.0	3.0%
Mobile(1)	554.8	552.9	560.0	1.9	0.3%	(7.1)	(1.3)%
Non-cable	71.4	79.7	77.2	(8.3)	(10.4)%	2.5	3.2%
Total revenue	3,430.2	3,354.4	3,279.0	75.8	2.3%	75.4	2.3%

(1)	Includes equipment revenue stated net of discounts earned through service usage.
Our consumer segment revenues continue to be driven by our cable product offerings with strong demand for superfast broadband and our TiVo service being partially offset by the downward trend in fixed line telephony usage. In 2012, cable revenues accounted for 81.7% of our total Consumer segment revenues, compared to 81.1% and 80.6% in 2011 and 2010 respectively.
Revenues from our mobile customers contributed 16.2% of our total Consumer segment revenues in 2012 compared to 16.5% and 17.1% in 2011 and 2010 respectively, with the decrease being driven principally by the step down in mobile termination rates, offset by the positive impact of an improving customer mix.
Detailed Consumer segment statistics by customer type are set out at the end of this section.

Cable
Our 'Collections' bundles introduced in April 2012 offer consumers differentiated products which are attractively positioned versus our competitors, and are enabling us to capitalize on the increasing demand for superfast broadband and, through our TiVo service, pay-TV growth.
During 2012 we have seen an increase of 88,700 cable customers compared to an increase of 5,500 during 2011, taking our total cable customers at December 31, 2012 to 4,894,000. Over this same period our total cable products have increased by 248,100, compared to an increase of 47,100 in 2011. This growth is principally from new customers, with the average number of cable products per customer remaining constant at 2.50 in 2012 and 2011. In 2011 cable products per customer grew modestly to 2.50 from 2.49 in 2010.
Existing customers migrating from standard digital television to a TiVo service, or upgrading to superfast broadband, together with selective price rises have been a key driver of increased revenues during 2012.
At December 31, 2012, 1,332,000 customers, or 35.1% of our TV customer base, were subscribing to our TiVo service, compared to 435,100, or 11.6%, at December 31, 2011 following our launch of TiVo in December 2010. We launched our Virgin TV Anywhere service in November 2012 which allows our TV customers to stream up to 45 live channels to tablet computers and smartphones and access further content online, including thousands of hours of on-demand programming. It also allows Virgin Media TiVo customers to connect to their TiVo boxes to manage their recordings remotely.
Our superfast broadband customers, which we define as those subscribing to speeds of 30Mbit/s or above, increased by 1.5 million during 2012, with the result that at December 31, 2012, 51% of our broadband customer base, or 2,175,800 customers, were receiving superfast broadband. Our program to double the broadband speeds of over 4 million customers announced in January 2012 is on track with 76% of our network having been upgraded by December 31, 2012. We expect the trend in customer demand for faster broadband speeds to continue, for example, 41% of new broadband subscribers in the quarter ended December 31, 2012 took broadband speeds of 60Mbit/s or higher.
The success of our 'Collections' packages has also increased the number of customers taking a fixed line telephone from us by 46,400 during 2012 to 4,179,100, compared to 4,132,700 and 4,161,700 at December 31, 2011 and 2010 respectively. As a result, triple-play penetration, which we define as those customers taking all three of our fixed line telephone, broadband, and television products, increased to 64.9% at December 31, 2012, compared to 63.7% and 63.0% at December 31, 2011 and 2010 respectively.
We believe our product differentiation and attractive pricing has also driven the reduction in quarterly average monthly churn, which for the quarter to December 31, 2012 fell to 1.1% compared to 1.3% in both of the quarters ended December 31, 2011 and 2010.
The combination of increased customer numbers and improved product mix from new and existing customers discussed above, together with a price rise implemented in April 2012, and partially offset by the continued decline in fixed line telephony usage, has resulted in cable ARPU increasing by 2.1% to £48.87 in the quarter to December 31, 2012, compared to £47.85 in the quarter to December 31, 2011. The increase in cable ARPU during 2011 to £47.85 for the quarter to December 31, 2011 from £47.51 for the quarter to December 31, 2010 was due in part to selective price increases and successful up-selling and cross selling to existing customers, partially offset by declining telephony usage and price discounting.

Mobile
We have continued in 2012 with our strategy of using our own sales channels to improve mobile customer mix and leveraging our cable customer base to cross sell mobile telephony services to existing cable customers. Quad-play penetration, where a customer takes all three cable services and a mobile telephone service, increased to approximately 15.8% of our residential customer base at December 31, 2012 compared to approximately 14.5% at December 31, 2011, and 12.2% at December 31, 2010.
Total mobile customer numbers were flat at 3,037,500 at December 31, 2012 compared to 3,037,300 at December 31, 2011, reflecting the net effect of an improvement in our mobile customer mix during 2012 with 185,000 more customers taking a mobile phone on a contract and a 184,800 fewer active prepay customers. During October 2012 we launched new all inclusive tariffs under our "Unlimitacular" advertising campaign which together with focusing handset investment towards customer retention has driven the increase in contract customer numbers. The decrease in prepay customers reflects the level of competition in the prepay market and our strategy of migrating prepay customers to contracts due to lower churn and higher overall lifetime value of contract customers.

An increase in the proportion of contract customers generally results in our mobile customer base becoming more profitable, although the step down in regulated mobile termination rates reduced inbound mobile revenue by approximately £24 million during 2012 compared to 2011, resulting in mobile ARPU decreasing to £15.13 during the quarter ended December 31, 2012 compared to £15.46 for the quarter to December 31, 2011. Overall, the impact of the factors discussed above was to modestly increase total mobile revenues in 2012 to £554.8 million from £552.9 million in 2011.
During 2011 the number of mobile customers decreased by a net 31,600 customers with contract customer net gains of 313,100 being offset by a net loss of 344,700 prepay customers. The growth in contract customers during 2011 reflected our strategy of using our own sales channels and cross-selling mobile contracts to our cable customers. The decline in prepay customers reflects increased competition in the prepay market and our strategy of migrating prepay customers to contracts due to the lower churn, higher ARPU and higher overall lifetime value of contract customers.
Mobile ARPU increased to £15.46 for the quarter to December 31, 2011 from £15.16 for the quarter to December 31, 2010, primarily due to an increased proportion of higher value contract customers relative to the total number of mobile customers, which rose to 50.2% at December 31, 2011 from 39.5% at December 31, 2010, partially offset by a fall in revenue due to the regulated change in mobile termination rates.
Total mobile revenues in 2011 decreased to £552.9 million from £560.0 million in 2010, principally as a result of the regulated change in mobile termination rates, which reduced inbound revenue, and a decline in the number of prepay customers, partially offset by an increase in service revenues, mainly driven by increased contract revenue.

Non-cable
Total non-cable customers decreased by 55,400 during 2012 due to competition in the market which continues to increase as our competitors upgrade their networks to provide fiber based services in areas which are outside of our cable network. The decline of 28,500 non-cable products during 2011 was also due to increased competition in the market.
As a result of this drop in customer numbers, although partially offset by prices rises, non-cable revenues have decreased by 10.4% in 2012 to £71.4 million compared to 2011.
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

Consumer Segment Contribution
During 2012, Consumer segment contribution increased to £2,053.2 million from £1,991.5 million in 2011, being a 3.1% increase, continuing the trend seen in 2011 when segment contribution increased modestly from £1,982.4 in 2010. In both cases the increased consumer revenues described above have been the principal driver of increased segment contribution, although offset in 2012 by our step-change increase in marketing expenses.
The principal components of operating costs and selling, general, and administrative expenses within our consumer segment include:

•	television programming services and programming costs;

•	payroll and other employee related costs, including outsourcing;

•	marketing and selling costs;

•	interconnect costs paid to carriers relating to call termination services; and

•	purchase costs of mobile handsets and other equipment.

Further discussion of the movement in these costs is provided in the operating expenses section of this MD&A.

Summary Cable Statistics
We have summarized below selected statistics for our cable customers which we believe are important in understanding trends in our cable operations. The two tables below provide these for the three months ended December 31, 2012 and 2011 respectively, and their related four prior quarters.

	3 months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Opening customers	4,851,600	4,812,100	4,826,800	4,805,600	4,790,600
Customer additions	208,700	243,000	181,700	189,300	203,100
Customer disconnections	(166,000)	(203,500)	(196,400)	(168,100)	(188,100)
Net customer additions (disconnections)	42,700	39,500	(14,700)	21,200	15,000
Closing customers	4,894,300	4,851,600	4,812,100	4,826,800	4,805,600
Cable churn(1)	1.1%	1.4%	1.4%	1.2%	1.3%
Cable products:
Telephone	4,179,100	4,157,700	4,148,300	4,147,600	4,132,700
Television	3,795,500	3,778,400	3,767,700	3,775,300	3,763,100
Broadband	4,272,200	4,209,500	4,152,600	4,148,600	4,102,900
Total cable products	12,246,800	12,145,600	12,068,600	12,071,500	11,998,700
Cable products/Customer	2.50	2.50	2.51	2.50	2.50
Triple-play penetration	64.9%	64.7%	64.6%	64.0%	63.7%
Cable ARPU(2)	£48.87	£48.73	£48.82	£46.95	£47.85
Cable ARPU calculation:
Cable revenue (millions)	£714.8	£704.7	£706.1	£678.3	£688.5
Average customers	4,875,900	4,820,600	4,821,100	4,816,600	4,796,900

	3 months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Opening customers	4,790,600	4,784,300	4,820,300	4,800,100	4,783,000
Customer additions	203,100	243,700	169,800	191,800	206,600
Customer disconnections	(188,100)	(237,400)	(205,800)	(171,600)	(189,500)
Net customer additions (disconnections)	15,000	6,300	(36,000)	20,200	17,100
Closing customers	4,805,600	4,790,600	4,784,300	4,820,300	4,800,100
Cable churn(1)	1.3%	1.7%	1.4%	1.2%	1.3%
Cable products:
Telephone	4,132,700	4,141,000	4,155,000	4,180,900	4,161,700
Television	3,763,100	3,762,000	3,767,700	3,788,900	3,778,800
Broadband	4,102,900	4,072,900	4,048,600	4,061,200	4,011,100
Total cable products	11,998,700	11,975,900	11,971,300	12,031,000	11,951,600
Cable products/Customer	2.50	2.50	2.50	2.50	2.49
Triple-play penetration	63.7%	63.8%	63.8%	63.4%	63.0%
Cable ARPU(2)	£47.85	£47.86	£47.35	£46.16	£47.51
Cable ARPU calculation:
Cable revenue (millions)	£688.5	£685.0	£682.3	£666.0	£682.8
Average customers	4,796,900	4,771,500	4,802,600	4,809,000	4,790,000

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

(2)
Cable ARPU is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Mobile Statistics
We have summarized below selected statistics for our mobile customers which we believe are important in understanding trends in our mobile operations. The two tables below provide these for the three months ended December 31, 2012 and 2011 respectively, and their related four prior quarters.

	3 months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Contract mobile customers(1):
Opening contract mobile customers	1,670,900	1,641,900	1,588,000	1,523,900	1,421,400
Net contract mobile customer additions	38,000	29,000	53,900	64,100	102,500
Closing contract mobile customers	1,708,900	1,670,900	1,641,900	1,588,000	1,523,900

Prepay mobile customers(1):
Opening prepay mobile customers	1,360,700	1,384,800	1,420,000	1,513,400	1,566,900
Net prepay mobile customer disconnections	(32,100)	(24,100)	(35,200)	(93,400)	(53,500)
Closing prepay mobile customers	1,328,600	1,360,700	1,384,800	1,420,000	1,513,400
Total closing mobile customers	3,037,500	3,031,600	3,026,700	3,008,000	3,037,300

Mobile ARPU(2)	£15.13	£14.72	£14.86	£14.96	£15.46

Mobile ARPU calculation:
Mobile service revenue (millions)	£137.2	£133.8	£134.5	£135.1	£138.9
Average mobile customers	3,023,900	3,030,800	3,017,100	3,009,700	2,995,500

	3 months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Contract mobile customers(1):
Opening contract mobile customers	1,421,400	1,346,600	1,263,400	1,210,800	1,154,700
Net contract mobile customer additions	102,500	74,800	83,200	52,600	56,100
Closing contract mobile customers	1,523,900	1,421,400	1,346,600	1,263,400	1,210,800

Prepay mobile customers(1):
Opening prepay mobile customers	1,566,900	1,705,200	1,737,800	1,858,100	1,912,300
Net prepay mobile customer disconnections	(53,500)	(138,300)	(32,600)	(120,300)	(54,200)
Closing prepay mobile customers	1,513,400	1,566,900	1,705,200	1,737,800	1,858,100
Total closing mobile customers	3,037,300	2,988,300	3,051,800	3,001,200	3,068,900

Mobile ARPU(2)	£15.46	£15.22	£14.27	£14.70	£15.16

Mobile ARPU calculation:
Mobile service revenue (millions)	£138.9	£138.1	£129.3	£133.4	£138.7
Average mobile customers	2,995,500	3,022,900	3,022,500	3,023,800	3,050,000

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

(2)
Mobile ARPU is calculated on a quarterly basis by dividing mobile service revenue (contract and prepay) for the period by the average number of active customers (contract and prepay) for the period, divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Summary Non-cable Statistics
We have summarized below selected statistics for our residential consumer customers that are not connected directly through our cable network, or non-cable customers, which we believe are important in understanding trends in our non-cable operations. The two tables below provide these for the three months ended December 31, 2012 and 2011 respectively, and their related four prior quarters.

	3 months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Opening customers	203,900	218,600	233,000	248,200	261,300
Net customer (disconnections) additions	(11,100)	(14,700)	(14,400)	(15,200)	(13,100)
Closing customers	192,800	203,900	218,600	233,000	248,200

Opening Non-cable products:
Telephone	136,500	146,700	155,300	163,300	169,700
Broadband	203,900	218,600	233,000	248,200	260,700
	340,400	365,300	388,300	411,500	430,400
Net Non-cable product disconnections:
Telephone	(6,000)	(10,200)	(8,600)	(8,000)	(6,400)
Broadband	(11,100)	(14,700)	(14,400)	(15,200)	(12,500)
	(17,100)	(24,900)	(23,000)	(23,200)	(18,900)
Closing Non-cable products:
Telephone	130,500	136,500	146,700	155,300	163,300
Broadband	192,800	203,900	218,600	233,000	248,200
	323,300	340,400	365,300	388,300	411,500

	3 months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Opening customers	261,300	266,400	272,700	276,700	274,000
Net customer (disconnections) additions	(13,100)	(5,100)	(6,300)	(4,000)	2,700
Closing customers	248,200	261,300	266,400	272,700	276,700

Opening Non-cable products:
Telephone	169,700	169,000	170,700	169,600	161,200
Broadband	260,700	265,900	271,400	275,900	273,100
	430,400	434,900	442,100	445,500	434,300
Net Non-cable product (disconnections) additions:
Telephone	(6,400)	700	(1,700)	1,100	8,400
Broadband	(12,500)	(5,200)	(5,500)	(4,500)	2,800
	(18,900)	(4,500)	(7,200)	(3,400)	11,200
Closing Non-cable products:
Telephone	163,300	169,700	169,000	170,700	169,600
Broadband	248,200	260,700	265,900	271,400	275,900
	411,500	430,400	434,900	442,100	445,500

Business Segment
Our Business segment continues to be a key driver of overall revenue growth. Demand for data across both retail and wholesale markets continues to drive the increase in Business segment revenues, although this increase is partially offset by the continued decline in voice revenues in both markets. As a result, total revenues from our business segment increased by 5.2% during 2012 to £670.3 million compared to £637.4 million in 2011 and £596.8 million in 2010.
The Business segment results for 2012, 2011 and 2010 were as follows (in millions):

	Year ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012-2011		2011-2010
	£m	£m	£m	£m	%	£m	%
Revenue	670.3	637.4	596.8	32.9	5.2%	40.6	6.8%
Segment Contribution	380.8	377.4	342.8	3.4	0.9%	34.6	10.1%

Business Segment Revenue
Business segment revenue is earned through recurring fees and usage charges from retail and wholesale customers, which comprises revenue from, data and internet services, transmission, inbound and outbound voice, and rental of fibers. We also earn revenues from installing equipment and connecting customers to our network.
Business segment revenue is inherently subject to quarter-on-quarter and year-on-year fluctuations due to the uneven way we earn revenue from significant contracts.
Our strategy to grow business data revenues has continued through 2012 with revenue from business customers increasing by 5.2% to £670.3 million from £637.4 million for 2011, driven primarily by an increase in retail and wholesale data revenues, partially offset by a decrease in LAN solutions and retail voice revenues. Data revenue growth was driven by strong revenues from supplying mobile backhaul solutions and major public sector contracts, supported by an increase in retail volumes across key IPVPN and Ethernet products.
During 2011, a 6.8% increase over revenues of £596.8 million for 2010 was primarily attributable to growth in retail and wholesale data and LAN solutions revenues, partially offset by a fall in retail and wholesale voice revenues.
In 2012 total data revenues accounted for 70.8% of total business revenues, compared to 67.5% and 63.5% in 2011 and 2010 respectively.
The Business segment revenue results for 2012, 2011 and 2010 were as follows (in millions):

	Year ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012-2011		2011-2010
	£m	£m	£m	£m	%	£m	%
Retail:
Data	307.2	277.0	241.5	30.2	10.9%	35.5	14.7%
Voice	139.1	153.7	163.3	(14.6)	(9.5)%	(9.6)	(5.9)%
LAN Solutions and Other	33.9	35.4	31.7	(1.5)	(4.2)%	3.7	11.7%
	480.2	466.1	436.5	14.1	3.0%	29.6	6.8%
Wholesale:
Data	167.6	153.1	137.7	14.5	9.5%	15.4	11.2%
Voice	22.5	18.2	22.6	4.3	23.6%	(4.4)	(19.5)%
	190.1	171.3	160.3	18.8	11.0%	11.0	6.9%
Total Revenue	670.3	637.4	596.8	32.9	5.2%	40.6	6.8%

Retail revenues
During 2012 we have continued our strategy of focusing on higher margin data revenue and increasing demand for our data products within a growing data market. The retail business within our Business segment provides a portfolio of solutions to large, medium and small enterprises and the public sector, seeing particular success during 2012 with new revenues from a major public sector contract won in 2011 together with an increase in retail volumes across key IPVPN and Ethernet products.
As a result retail data revenues rose by 10.9% to £307.2 million in 2012 from £277.0 million in 2011. In 2011 data revenues increased by 14.7% from £241.5 million in 2010. Retail data revenue represented 64.0% of the retail business revenue for 2012, compared with 59.4% for 2011, and 55.3% for 2010.
Retail voice revenues continued to decline during 2012, consistent with the trend across the industry, and our consumer segment, as customers migrated from using fixed line telephony to other forms such as mobile telephony and internet based solutions, including video calling. The decline in retail voice revenues in 2012 of 9.5% to £139.1m was principally as a result of this trend. Retail voice revenue decreased by 5.9% in 2011 compared to 2010, mainly as a result of declining telephony usage and, to a lesser extent, a decline in rental and install revenues.
Our LAN Solutions business saw a decrease in revenue to £33.9 million in 2012 due to a varying level of activity within these infrastructure projects which are by nature non-recurring. In 2011 revenue was £35.4 million compared to £31.7 million for 2010, with growth being primarily from equipment and LAN project revenues.
Wholesale revenues
During 2012, we continued to work with our partner markets to provide core networks and vital access services, securing an increase in mobile backhaul revenues and increased demand for our key data products.
Reflecting the trend of increased data demand, our wholesale data revenues for 2012 of £167.6 million increased by 9.5% compared to £153.1 million in 2011. As noted above, the nature of our relationships with business customers is that significant contracts, where we may earn revenues unevenly, can impact the year-on-year movement as we continue our long term growth trend. The 11.2% increase observed during 2011 from 2010 revenues of £137.7 million was primarily as a a result of increased usage of our network by wholesale data customers.
Wholesale voice revenues increased by 23.6% to £22.5 million in 2012 from £18.2 million in 2011 as we secured traffic from operators that had been migrated to other providers in the second half of 2011.

Business Segment Contribution
During 2012, Business segment contribution increased by 0.9% to £380.8 million from £377.4 million in 2011. In 2011 Business segment contribution increased by 10.1% from £342.8 million for 2010.
The principal components of operating costs and selling, general, and administrative expenses within our Business segment include:

•	interconnect and circuit costs paid to other telecommunication carriers;

•	payroll and other employee related costs;

•	marketing and selling costs.
Further discussion of the annual movement in these costs is provided in the operating expenses section of this MD&A.
Whilst increased revenues have been the principal driver of the increase in Business segment contribution during 2012, these have been offset by higher acquisition and delivery costs during the early life of certain significant contracts. The increase in 2011 Business segment contribution was primarily due to higher revenue.

OPERATING EXPENSES
Operating Costs
Operating costs for 2012, 2011 and 2010 were as follows (in millions):

	Year ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012-2011		2011-2010
	£m	£m	£m	£m	%	£m	%

Consumer cost of sales	£1,015.1	£1,032.9	£997.8	£(17.8)	(1.7)%	£35.1	3.5%
Business cost of sales	223.1	194.7	184.3	28.4	14.6%	10.4	5.6%
Network and other operating costs	391.0	378.0	392.9	13.0	3.4%	(14.9)	(3.8)%
Total operating costs	£1,629.2	£1,605.6	£1,575.0	£23.6	1.5%	£30.6	1.9%

During 2012, operating costs increased by 1.5% to £1,629.2 million from £1,605.6 million in 2011, being a increase in Business Segment cost of sales and Network and operating costs, partially offset by a decrease in consumer cost of sales.

•
Consumer segment cost of sales decreased by £17.8 million, or 1.7%, principally as a result of the continued decline in fixed line and mobile telephony interconnect costs arising from lower usage and the step-down in mobile termination rates, offset by an increase in cable television costs, driven primarily by the increase in cable television customers.

•	Business segment cost of sales increased by £28.4 million, or 14.6%, as a result of higher acquisition and delivery costs during the early life of certain significant contracts.

•
Network and operating costs increased by £13.0 million, or 3.4%, principally as a result of 2011 facilities costs having benefited from a reduction in rent and related costs due to accrual adjustments in connection with a review of our property portfolio.

As a result of these changes, along with a 2.7% increase in revenue, total operating costs as a percentage of revenue decreased to 39.7% for 2012 from 40.2% in 2011.
During 2011, operating costs, including network expenses, increased by 1.9% to £1,605.6 million from £1,575.0 million in 2010. This increase was primarily attributable to increases in Consumer cost of sales due to increased revenues, and within the Business segment due to increased install activity and higher retail and wholesale data revenues, partially offset in both segments by lower telephony costs as a result of lower usage. The increase in segment cost of sales in 2011 was offset by a decrease in Network and other operating costs primarily as a result of lower facilities costs on our network properties due to accrual adjustments in connection with a review of our property portfolio. As a result of these changes, along with a 3.0% increase in revenue, total operating costs as a percentage of revenue decreased to 40.2% for 2011 from 40.6% in 2010.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2012, 2011 and 2010 were as follows (in millions):

	Year ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012-2011		2011-2010
	£m	£m	£m	£m	%	£m	%

Employee and outsourcing costs	£442.5	£458.9	£468.5	£(16.4)	(3.6)%	£(9.6)	(2.0)%
Marketing costs	192.4	157.1	147.7	35.3	22.5%	9.4	6.4%
Facilities	61.6	56.1	57.1	5.5	9.8%	(1.0)	(1.8)%
Other	121.3	123.9	117.3	(2.6)	(2.1)%	6.6	5.6%
Total selling, general and administrative expenses	£817.8	£796.0	£790.6	£21.8	2.7%	£5.4	0.7%

During 2012 we significantly increased our level of marketing expenditure. The additional expenditure includes a series of high profile marketing campaigns such as those starring Sir Richard Branson with Usain Bolt, Stephen Fry, and David Tennant. These have been the principal driver of marketing costs increasing by 22.5% compared to 2011.
Disciplined cost control has led to employee and outsourcing costs falling by 3.6%, and a 2.1% decrease in other costs. Facilities costs were relatively unchanged, with the reported 9.8% increase arising from the lower reported facilities costs in 2011 as described below.
In 2011, selling, general and administrative expenses increased by 0.7% to £796.0 million from £790.6 million in 2010. This increase was primarily attributable to higher marketing and other costs, partially offset by lower employee and outsourcing costs and facilities costs. Higher marketing costs were primarily as a result of increased marketing activity. Other costs increased primarily as a result of a higher bad debt expense. Employee and outsourcing costs reduced compared to the prior year primarily as a result of reduced costs in relation to employee incentive programs. Facilities costs were relatively unchanged, however 2011 benefited from of a reduction in rent and related property costs resulting from accrual adjustments in connection with a review of our property portfolio.
Restructuring and Other Charges
Our restructuring plan announced during the fourth quarter of 2008 continued during 2012, incurring expenses of £2.7 million associated with this plan.
Restructuring and other charges of £8.4 million in 2011 and £53.0 million in 2010 related primarily to lease exit costs and involuntary employee termination costs, in both cases also in connection with the restructuring program initiated in 2008.
Depreciation Expense
Depreciation in 2012 of £951.7 million was 3.1% higher than 2011 principally as a result of depreciation on new additions exceeding the reduction in depreciation from assets becoming written down during the year, a trend consistent with the increase in fixed asset purchases during the year.
In 2011 depreciation expense decreased to £923.2 million from £987.7 million in 2010 primarily as a result of fixed assets becoming fully depreciated, partially offset by depreciation in respect of new fixed assets.
Amortization Expense
We have no amortization expense during 2012 since our intangible assets became fully amortized in 2011, which was the principal driver of our amortization expense in 2011 reducing to £118.4 million from £147.6 million in 2010.

OTHER INCOME AND EXPENSES (EXCLUDING OPERATIONS DISCOUNTINUED IN PRIOR YEARS)
Interest Expense
In 2012 interest expense decreased to £398.5 million from £440.8 million in 2011, which was a decrease from £477.8 million in 2010. The reduction in both years arose from a reduction in the level of debt and lower borrowing costs on our debt, along with the effect of interest and cross currency interest rate swaps designated as accounting hedges.
We paid cash interest of £406.9 million for 2012 compared to £435.2 million and £438.8 million for 2011 and 2010 respectively, with the reduction in both years being primarily due to lower levels of debt at lower average interest rates, along with differences in the timing of interest payments on our senior notes, and in 2011 our senior credit facility, due to refinancing activity undertaken during both these years.
Loss on Extinguishment of Debt
In 2012, loss on extinguishment of debt was £187.8 million, which related to the redemption premia paid and the write-off of the associated deferred finance costs in respect of the redemption of our senior notes in the second and fourth quarters as discussed in the Liquidity and Capital Resources section of this MD&A.
In 2011, loss on extinguishment of debt was £47.2 million, which related to the write off of deferred financing costs as a result of the repayments of our senior credit facility from the net proceeds of the senior secured notes issued on March 3, 2011, the refinancing of our senior credit facility on May 20, 2011 and the redemption of our senior notes on July 26, 2011.

In 2010, loss on extinguishment of debt was £70.0 million, which related to the write off of deferred financing costs as a result of the partial repayments of our senior credit facility in 2010 and the call premium totaling £5.5 million on the repayment of a portion of the senior notes due 2014.

Gain (Loss) on Derivative Instruments
The gain on derivative instruments of £148.1 million in 2012 primarily arose from a gain of £173.3 million on the conversion hedges we hold in respect of our convertible debt, which was driven by an increase in the price of our common stock from $21.38 as of December 31, 2011 to $36.75 as of December 31, 2012. This gain is partially offset by a loss of £11.4 million on the cross currency interest rate swap we hold in respect of our convertible senior notes that are not designated as hedges for accounting purposes, and an £10.4 million loss on the interest rate hedge held in respect of our senior credit facility.
The loss on derivative instruments of £50.7 million in 2011 was primarily driven by the loss on the conversion hedges as a result of a decrease in the price of our common stock and an increase in the amount of the counterparty credit risk adjustment used in the calculation of the fair values of the conversion hedges, and losses on derivative instruments resulting from a fall in interest rates, partially offset by the reclassification of gains of £31.1 million on derivative instruments previously designated as accounting hedges from accumulated other comprehensive income to earnings in conjunction with the discontinuance of hedge accounting on these instruments.
The losses on derivative instruments of £65.6 million in 2010 were mainly driven by the termination of swaps relating to the previous senior credit facility refinanced in March 2010, and also include a loss of £13.5 million related to our conversion hedges, which represents the difference between the cash we paid and the fair value, as of December 31, 2010, and a loss of £5.1 million related to cross-currency interest swaps on our U.S. dollar convertible senior notes that are not designated as hedges for accounting purposes.
Foreign Currency Losses
Foreign currency losses of £6.3 million in 2012 were primarily due to foreign exchange movements between the issuance of our $500 million U.S. dollar denominated senior notes due 2022 on March 13, 2012, and the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016 on March 28, 2012. Although this generated an accounting loss, any economic exposure during this period was fully mitigated by our holding a matching asset and liability position.
Foreign currency losses of £2.4 million in 2011 were primarily due to remeasurement gains on our convertible senior notes and U.S. dollar denominated senior notes due 2019, offset by the weakening of the pound sterling relative to the U.S. dollar.
Foreign currency losses of £34.1 million in 2010 were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related foreign exchange gains on the principal portion of our U.S. dollar convertible senior notes.
Interest Income and Other, Net
Interest income and other of £6.8 million in 2012 reflects amounts earned on cash balances together with the reversal of a contingent liability for which the related exposure expired during the second quarter of 2012. In 2011 interest income and other increased to £82.6 million from £8.3 million in 2010 due to the £77.6 million recognized following the agreement with the U.K. tax authorities regarding the Value Added Tax, or VAT, treatment of certain of our revenue generating activities and a related refund.
Share of Income from Equity Investments
In 2011 our share of income from equity investments was £18.6 million as compared with income of £24.0 million for the same period in 2010. Both periods include our proportionate share of the income earned by UKTV prior to the sale of our interest on September 30, 2011. As a result of this sale we had no income from equity investments during 2012.
UKTV received financing through loans from Virgin Media, which effectively acted as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £108.2 million for the year ended December 31, 2011. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £28.1 million during 2011.
Loss on Disposal of Equity Investments
In 2011 the loss on disposal of equity investments was £7.2 million relating to the disposal of our share in the UKTV companies. We had no such disposals during 2012.

TAXATION
Income Tax Benefit (Expense)
The 2012 income tax benefit was £2,591.2 million compared to an expense of £16.0 million for the same period in 2011, and a benefit of £124.1 million in 2010. The 2012, 2011 and 2010 tax benefit (expense) was comprised of (in millions):

	Year ended December 31,
	2012	2011	2010
	£m	£m	£m
Current:
Federal	(0.6)	(1.0)	(4.9)
State and local	—	—	0.3
Foreign	0.1	5.1	25.0
Total current	(0.5)	4.1	20.4

Deferred:
Federal	103.4	3.2	79.8
Foreign	2,488.3	(23.3)	23.9
Total deferred	2,591.7	(20.1)	103.7
Total	2,591.2	(16.0)	124.1

The foreign deferred income tax benefit for the year ended December 31, 2012 related to the reversal of the valuation allowance on certain of our U.K. deferred tax assets. The federal income tax benefit for the year ended December 31, 2012 related to the reversal of the valuation allowance on the U.S. deferred tax assets in our dual resident companies. The basis for these reversals is explained in the critical accounting estimates section of this MD&A and in Note 11 of the notes to the consolidated financial statements contained in Item 15 of this Form 10-K.
The income tax expense in 2011 related primarily to our discontinuance of hedge accounting for the swaps associated with the $550 million 9.125% senior notes that were prepaid during the year, which resulted in a reclassification of tax effects associated with gains on those swaps from accumulated other comprehensive income. This expense was partially offset by consortium tax relief receivable from our joint venture operations, which were sold during 2011.
The foreign current tax benefit and the foreign deferred tax benefit in 2010 were primarily driven by the application of the intraperiod allocation rules of the Income Taxes Topic of the FASB ASC. The foreign current tax benefit attributable to continuing operations includes £18.3 million related to the gain on discontinued operations and is offset by tax expense of £18.3 million that is included within discontinued operations. The £23.9 million foreign deferred tax benefit attributable to continuing operations is offset by tax expense of £23.9 million that is included within other comprehensive income as a result of gains in other comprehensive income during 2010.
Additionally, during 2010 we concluded that it was more likely than not that we would be able to utilize certain net operating loss carryforwards prior to their expiration, which will occur between 2020 and 2032, to reduce future U.S. federal income tax liabilities. Accordingly, we reduced the previously established valuation allowance on these net operating loss carryforwards to nil and recorded a federal deferred tax benefit of £79.8 million. This change was due to a re-assessment of our intentions regarding certain assets during the carryforward period and our judgment that it is more likely than not that these NOLs will be utilized prior to expiry.

Contingencies
Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £31.9 million as of December 31, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2013.

OTHER INCOME AND EXPENSES (EFFECT OF OPERATIONS DISCONTINUED IN PRIOR YEARS)
Gain on Disposal
In 2010 we reported a gain on disposal of £19.2 million, net of tax of £15 million, relating the sale of our Virgin Media TV business. We had no such disposals during either 2011 or 2012.
(Loss) Income on Discontinued Operations
We had no discontinued operations during 2012.
In 2011 the loss on discontinued operations was £1.2 million compared with an income of £27.8 million for 2010 and represents the results of our former Virgin Media TV business sold in 2010, including the gain on disposal. Further details are provided in our 2011 Annual Report on Form 10-K filed with the SEC.

EARNINGS PER SHARE AND DIVIDENDS
Earnings per share
Income (Loss) from Continuing Operations
During 2012, net income from continuing operations was £2,852.6 million, compared with net income from continuing operations of £77.1 million for 2011 due to the factors discussed above.
In 2011, the net income from continuing operations was £77.1 million, compared with a loss of £169.2 million from continuing operations for 2010 due to the factors discussed above.
Basic Income (Loss) from Continuing Operations Per Share
Basic income from continuing operations per common share for 2012 was £10.40 compared to a basic loss per share of £0.25 for 2011. Basic income (loss) per share is computed using a weighted average of 274.3 million shares issued and outstanding in the year ended December 31, 2012 and a weighted average of 310.1 million shares issued and outstanding for the same period in 2011.
Basic income from continuing operations per common share for 2011 was £0.25 compared to a basic loss per share of £0.52 for 2010. Basic income (loss) per share is computed using a weighted average of 310.1 million shares issued and outstanding in the year ended December 31, 2011 and a weighted average of 327.1 million shares issued and outstanding for the same period in 2010.
Dividends
Details of dividend payments are provided in Item 5 of this Form 10-K, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

LIQUIDITY AND CAPITAL RESOURCES
SOURCES AND USES OF CASH
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
Monthly receipts from customers in our Consumer segment together with receipts from our Business customers continue to be our principal source of cash, and we expect this to continue. Net cash from operating activities decreased by 9.5% in 2012 to £1,039.7 million, compared to £1,149.1 million and £1,037.6 million in 2011 and 2010 respectively.
During the year we have invested an additional £101.5 million of cash in upgrading our customer's broadband speeds, which contributed to our total purchase of fixed assets of £783.2 million for the year, compared to £656.7 million in 2011, and £628.4 million in 2010.
During 2012 we paid cash interest of £406.9 million on our borrowings, which was 6.5% lower than the £435.2 million interest paid in 2011, and 7.3% lower than the £438.8 million interest paid in 2010, with both decreases being principally due to lower interest rates following the refinancings discussed below.
Cash remaining from our operating and investing activities has been used to improve the maturity and interest profile of our long term debt, and to continue with our capital return programs.
In 2011 and 2010 we benefited from cash receipts from the disposal of our UKTV and Virgin Media TV businesses respectively.

Operating Activities
During 2012 net cash provided by operating activities decreased by £109.4 million to £1,039.7 million compared to £1,149.1 million in 2011. This decrease arises principally from:

•	cash payments associated with the early redemption of senior notes;

•	and, the beneficial impact in 2011 of receiving a £77.6 million refund from HMRC for VAT which was not repeated in 2012, partially offset by:

•	improved operating results increasing operating income;

•	and, a decrease in cash interest payments as a result of a lower level of debt at lower average interest rates.
In 2011 net cash provided by operating activities increased to £1,149.1 million from £1,037.6 million in 2010, primarily due to the improvements in operating results, offset by changes in operating assets and liabilities.
Cash paid for interest in 2012, exclusive of amounts capitalized, decreased to £406.9 million from £435.2 million during 2011. This decrease was primarily as a result of a lower level of debt at lower average interest rates during the year ended December 31, 2012, along with differences in the timing of the interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result of the refinancing activity undertaken during both 2012 and 2011.

Investing Activities
During 2012, cash used in investing activities of £783.7 million principally comprised purchases of fixed assets totaling £783.2 million, which has increased from £656.7 million in 2011 primarily as a result of our broadband speed upgrade program. In 2012 we have not benefited from cash inflows from disposals as experienced in 2011 and 2010.
In 2011 cash used in investing activities of £314.7 million principally comprised purchases of fixed assets of totaling £656.7 million, partially offset by the net proceeds received from the sale of our equity accounted investment in the UKTV companies and the related principal repayment on loans to equity investments.

In 2010 cash used in investing activities of £411.4 million was principally comprised of purchases of fixed assets totaling £628.4 million, partially offset by the proceeds from the sale of Virgin Media Television and disposal of 42 properties.

Financing Activities
During 2012 cash used in financing activities totaled £348.5 million compared to £1,001.1 million in 2011.
Cash provided by financing activities in 2012 of £1,441.7 million arose principally from the issuance of our $500 million 5.25% U.S. dollar senior notes due 2022, our $900 million 4.875% U.S. dollar senior notes due 2022, and our £400 million 5.125% sterling senior notes due 2022, together with two drawings of our RCF of £100.0 million and £75.0 million, both of which were repaid during the year.
Principal payments on long-term debt of £1,317.2 million during 2012 has been principally used to fully redeem our $1,350 million U.S. dollar denominated and €180 million euro denominated 9.5% unsecured senior notes due 2016, to repay in full both the £100 million and £75 million draw downs of the RCF, and to partially repay our $600 million 8.375% U.S. dollar denominated and £350.0 million 8.875% sterling denominated senior notes due 2019. We also used £28.3 million to settle cross currency interest rate swaps as part of these redemptions. As more fully described in the following Capital Returns section, we also used £330.2 million of cash to repurchase our common stock during 2012.
Capital lease payments during 2012 increased to £97.7 million compared to £79.2 million in 2011, principally as a result of increased leasing activity related to customer premises equipment to support our TiVo rollout.
In 2011 cash used in financing activities was £1,001.1 million compared with £551.8 million in 2010, with the increase being principally the partial repayments of our previous senior credit facility and repayment of our 9.125% U.S. dollar senior notes due 2016 totaling £1,315.8 million, capital lease payments totaling £79.2 million and purchases of our own shares totaling £635.0 million. The principal components of cash provided by financing activities were new borrowings from the issuance of our senior notes due 2021, net of financing fees, of £977.0 million, and the proceeds from the settlement of cross currency interest rate swaps of £65.5 million.
In 2010 the principal uses of cash in financing activities were the partial repayments under our previous senior credit facility and repayment of our senior notes due 2014 totaling £3,186.6 million, capital lease payments totaling £53.2 million, purchases of our own shares totaling £161.5 million and the purchase of conversion hedges relating to the shares issuable under our convertible senior notes totaling £205.4 million. The principal components of cash provided by financing activities in 2010 were new borrowings from the issuance of our senior notes due 2016 and our senior notes due 2019, net of financing fees, of £3,072.0 million.
During 2012 we paid four quarterly dividends of $0.04 per share of common stock, resulting in a total cash outflow of £27.3 million. The dividend per share of common stock is equivalent to that paid during 2011 and 2010, with the lower total cash payment arising from having fewer shares of common stock in issue. Further details of dividend payments are provided in Item 5 of this Form 10-K.
Cash flows from discontinued operations for the years ended December 31, 2011 and 2010 are attributable to Virgin Media TV.

CAPITAL OPTIMIZATION PROGRAMS
Our capital strategy throughout 2012 continued to be to refinance debt to reduce interest expense and extend debt maturities, and to return capital to our shareholders.
Since announcing our first phase capital optimization program on July 27, 2010, we have refinanced a total of £2.2 billion of debt, and in doing so we recognize a loss on extinguishment of debt of £187.8 million in 2012 compared to £47.2 million and £70.0 million in 2011 and 2010 respectively.
Since beginning our capital return program in July 2010, we have spent £1,127.0 million on repurchasing 73 million shares of common stock, representing around 22% of our share count at July 2010. The second phase of our program was announced on July 27, 2011 and continued during 2012 with the receipt and cancellation of 20.5 million shares of common stock during the year at an average purchase price of $25.39 per share.
During the last three years we have announced three phases to our capital optimization program:

•
Phase 1 announced on July 28, 2010 included the application of, in aggregate, up to £700.0 million to repurchase our common stock, and for transactions relating to our debt and convertible debt , including related derivative transactions, until August 2011. This program allowed for the application of up to £375.0 million in repurchases of our common stock. We completed the transactions authorized under this program during 2011.

•
Phase 2 announced on July 27, 2011 included the application of, in aggregate, up to £850 million to repurchase our common stock and for transactions relating to our debt and for effecting associated derivative transactions until December 31, 2012. Our second phase capital structure optimization program allows for the application of up to £625 million in repurchases of our common stock and up to £225 million for transactions relating to our debt and convertible debt, including related derivative transactions. At December 31, 2012 we had £122.5 million remaining under this program.

•
Phase 2 was extended on October 27, 2011, with the announcement of our intention to spend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies. These repurchases were completed during 2012 as part of the second phase program.

•
Phase 3 announced on December 14, 2012 will comprise a planned share buyback of at least £1,122.5 million to be completed before the end of 2014, which includes £122.5 million remaining under our second phase program. This £1,122.5 million represents approximately 19% of our market capitalization at December 14, 2012. Under the terms of the Merger Agreement we signed with Liberty Global on February 5, 2013, we have suspended our capital returns program pending consummation of the merger. If the merger is not consummated we intend to resume our capital returns program. For more information on the proposed merger see the Recent Developments section of Item 1 of this Form 10-K.

Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.

LONG TERM DEBT
An analysis of our long term debt facilities, including the impact of hedging activity and our capital optimization programs is provided below. Further details of long term debt instruments are provided in note 5, Long Term Debt, in Item 8 of this Form 10-K, with full details being contained in the current report on Form 8-K as filed with the SEC on or around the date of issuance or amendment of the relevant instrument.
Under the terms of the Merger Agreement we signed with Liberty Global on February 5, 2013, our financial indebtedness will be materially changed and the level of debt increased. The instruments described below will be subject to change on consummation of the merger. For more information on the proposed merger see the Recent Developments section of Item 1 of this Form 10-K.
Senior Unsecured Notes
Our wholly owned subsidiary Virgin Media Finance PLC, or VMF, has issued senior unsecured notes in a mix of principally U.S. dollar and Sterling denominated instruments:

			Carrying value (£ million)
Senior unsecured notes	Issue date	Annual interest date	2012	2011	2010
$550m 9.125% U.S. dollar due Aug 15, 2016	July 2006	Feb 15th & Aug 15th	£—	£—	£352.6
$1,350m 9.5% U.S. dollar due Aug 15, 2016	June 2009	Feb 15th & Aug 15th	—	849.2	843.2
€180m 9.5% euro due Aug 15, 2016	June 2009	Feb 15th & Aug 15th	—	145.3	148.5
$600m 8.375% U.S. dollar due Oct 15, 2019(1)	November 2009	Apr 15th & Oct 15th	309.3	380.6	378.8
£350m 8.875% Sterling due Oct 15, 2019(2)	November 2009	Apr 15th & Oct 15th	250.3	345.2	344.8
$500m 5.25% U.S. dollar due Feb 15, 2022	March 2012	Feb 15th & Aug 15th	308.9	—	—
$900m 4.875% U.S. dollar due Oct 30, 2022	October 2012	Feb 15th & Aug 15th	555.9	—	—
£400m 5.125% Sterling due Oct 30, 2022	October 2012	Feb 15th & Aug 15th	400.0	—	—
Total senior unsecured notes			£1,824.4	£1,720.3	£2,067.9
(1) Principal amount outstanding at December 31, 2012 was $507.1 million following partial redemption of $92.9 million on October 30, 2012
(2) Principal amount outstanding at December 31, 2012 was £253.5 million following partial redemption of £96.5 million on October 30, 2012
We have entered in to cross currency interest rate swaps to mitigate the interest and foreign exchange risks associated with our U.S. dollar, and historically euro, denominated debt, which for the U.S. dollar senior unsecured notes due 2019 and 2022 increases the weighted average interest rate to 9.02% and 5.35% respectively.
The principal value of our senior unsecured notes outstanding has increased to £1,824.4 million at December 31, 2012 from £1,720.3 million at December 31, 2011, with the weighted average interest rate including the effect of cross-currency interest rate swaps reducing from 9.58% to 6.4%.
In 2011 total senior unsecured notes reduced to £1,720.3 million compared to £2,067.9 million at December 31, 2010, with the weighted average interest rate including cross currency interest rate swaps increasing from 9.43% in 2010 to 9.58% in 2011.
The movements in weighted average interest rates in both 2012 and 2011 are as a result of our program to refinance higher coupon debt, the principal transactions being:

•	On July 26, 2011 we fully redeemed the 9.125% senior notes due 2016 by paying $575.1 million, or £355.8 million of cash.

•
On March 13, 2012, we issued U.S. dollar denominated 5.25% senior notes due February 15, 2022 with a principal value of $500 million, the net proceeds of which together with cash on our balance sheet were used on March 28, 2012 to redeem $500 million of the principal amount of our $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption.

•
On October 30, 2012, we issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due October 30, 2022 at par, the net proceeds of which were used to redeem our remaining $850 million and €180 million 9.50% senior notes due 2016, and $92.9 million of the principal amount of our $600 million 8.375% senior notes due 2019 and £96.5 million of the principal amount of our £350 million 8.875% senior notes due 2019. We recognized a loss on extinguishment of debt of £129.2 million as a result of these redemptions.

Our senior unsecured notes are issued by VMF and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. Interest accrues from date of issuance.

Senior Secured Notes
Our wholly owned subsidiary Virgin Media Secured Finance PLC, or VMSF, has issued senior secured notes in a mix of U.S. dollar and Sterling denominated instruments:

			Carrying value (£ million)
Senior secured notes	Issue date	Annual interest date	2012	2011	2010
$1,000m 6.50% U.S. dollar due Jan 15, 2018	January 19, 2010(1)	June 15th & Dec 15th	£611.2	£635.4	£632.3
£875m 7.00% Sterling due Jan 15, 2018	January 19, 2010(1)	June 15th & Dec 15th	865.9	864.5	863.1
$500m 5.25% U.S. dollar due Jan 15, 2021	March 3, 2011(2)	Jan 15th & July 15th	350.5	353.1	—
£650m 5.50% Sterling due Jan 15, 2021	March 3, 2011(2)	Jan 15th & July 15th	754.1	722.4	—
Total senior secured notes			£2,581.7	£2,575.4	£1,495.4
(1) On August 5, 2010, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2018, which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021 which have been registered under the U.S. Securities Act of 1933, as amended.
(2) On September 8, 2011, we completed an offer to exchange any and all of the then outstanding senior secured notes due 2018, which we originally issued in a U.S. private placement, for an equivalent amount of new senior secured notes due 2021 which have been registered under the U.S. Securities Act of 1933, as amended.
We have entered in to cross currency interest rate swaps to mitigate the interest and foreign exchange risks associated with our U.S. dollar denominated debt, which for these senior secured notes due 2018 and 2021 changes the weighted average interest rate to 7.02% and 6 month LIBOR +1.94% respectively.
No senior secured notes have been issued or amended during 2012 with the reduction in the weighted average interest rate from 5.46% to 5.43% being due to reductions in LIBOR.
In 2011 the weighted average interest rate on our senior secured notes fell from 7.01% in 2010 to 5.46% in 2011, principally as a result of issuing the senior secured notes due 2021 with a lower coupon than the senior notes due 2018. During March 2011, the net proceeds from issuing the senior secured notes due 2021 were partly applied against amounts outstanding under our senior credit facility at that date.
Our senior secured notes are issued by VMSF and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. They also rank pari passu with and, subject to certain exceptions, share in the same guarantees and security which has been granted in favor of our senior credit facility.

Senior Credit Facilities
Our senior credit facilities comprise a term loan, which can be used for general corporate purposes, and a revolving credit facility, or RCF, for the financing of our ongoing working capital requirements and general corporate purposes.
Since May 20, 2011, £750 million has been available under the term loan facility, which was fully drawn at December 31, 2012, and £450 million is available under the RCF. At December 31, 2012 £6.4 million of the RCF had been utilized for bank guarantees & letters of credit provided in the usual course of business. On June 28, 2012, we borrowed £100.0 million under the RCF, which was repaid in full on September 28, 2012. On November 30, 2012 we borrowed £75.0 million under the RCF, which was repaid in full on December 31, 2012. As at December 31, 2012, £443.6 million was available to be drawn under the RCF.
Interest on our senior credit facility is payable at least semi-annually based on LIBOR plus an applicable interest margin depending on the total net leverage ratio of the bank group. The interest margin is between 1.625% and 2.125% for the term loan, and between 1.325% and 2.125% for the RCF. We have entered in to interest rate swap agreements to manage our exposure to variability in LIBOR, which from July 2012 to December 2015 have swapped interest receipts based on six month LIBOR for interest payments at fixed rates of between 2.79% and 2.91%.
Prior to May 20, 2011, our Senior Facilities Agreement, or SFA, comprised an original term loan in two Tranches, A and B, and a revolving credit facility, as set out in our Form 10-K for the year ended December 31, 2011.

The other principal terms of our senior credit facilities are set out below, although as a summary this does not purport to be complete and is qualified in its entirety by reference to the full text of the SFA which is filed as Exhibit 10.1 in Virgin Media Inc.’s current report on Form 8-K, as filed with the SEC on May 23, 2011, and is incorporated herein by reference.
Bank group: comprises VMIH and certain of its subsidiaries, and certain other operating companies which are subsidiaries of Virgin Media Inc. but not of VMIH.
Guarantees: Members of the bank group generating not less than 80% of consolidated operating cash flow (a non-GAAP measure defined in the SFA) guarantee all sums payable under the Senior Credit Facility, and have granted first ranking security over all or substantially all of their assets to provide such a guarantee.
Financial Maintenance Covenants: are measured quarterly based on operating cashflows which is a non-GAAP measure defined in the SFA. As of December 31, 2012, we were in compliance with these covenants:

•	Leverage ratio: consolidated net debt to consolidated operating cashflows to be a maximum of 3.75.

•	Interest cover: consolidated operating cashflow to consolidated total net cash interest to be a minimum of 3.10 at Dec 31, 2012 increasing in quarterly steps to a minimum of 4.00 at June 30, 2015.
Maturity: Both facilities are repayable in full at maturity on June 30, 2015 and have no scheduled amortization.
Change in control: A change in control will trigger the repayment of our senior credit facility and cancellation of all commitments.
Restrictions: The SFA restricts the ability of members of the bank group to, among other things, make changes to assets, incur or guarantee further liabilities, or make distributions from within that group.
Events of default: The Senior Credit Facility is immediately repayable on occurrence of events of default specified in the SFA which include, among other things, failure to make payments when due, breaches of terms of the SFA, illegality, or the occurrence of events which materially affect the ability of the obligors (taken together) to comply with the SFA.
Convertible Senior Notes
Our $1 billion of convertible senior notes due 2016 bear interest at an annual rate payable semi-annually on May 15 and November 15 of each year, are unsecured senior obligations of Virgin Media Inc, and may not be redeemed by us prior to maturity on November 15, 2016.
Holders of convertible senior notes may tender their notes for conversion any time on or after August 15, 2016 through to the second scheduled trading date preceding maturity date. Prior to August 15, 2016, notes may be tendered by the holder if:
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
Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock, except in the case of (v) above where holders may require us to settle in cash. The initial conversion rate represents an initial conversion price of approximately $19.22 per share, which may be adjusted if this price exceeds market values.
We have entered into conversion hedges which are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes.

CAPITAL RETURN PROGRAMS
As part of our first phase capital optimization program we were permitted to repurchase £375 million of our common stock, which we did during 2011. Our second phase, and extended second phase, capital optimization programs together permit the repurchase of £875 million of our common stock, of which £122.5 million was remaining authorized and available at December 31, 2012. On December 14, 2012, we announced a third phase to our share buyback program of a further £1 billion of common stock to be repurchased before the end of 2014.
Since commencing our share repurchase program in July 2010 we have repurchased 73 million shares, or approximately 22% of our share count at July 2010. A total of 20.5 million shares have been repurchased during 2012, 40.9 million shares during 2011, and 11.6 million shares during 2010, as described below:

	Year ended December 31,
	2012	2011	2010
Accelerated Stock Repurchases
Shares repurchased (m)	16.3	23.8	9.3
Average price per share ($)	$26.13	$23.15	$20.78
Aggregate purchase price ($m)	$425.0	$550.0	$194.0
Open Market Repurchases
Shares repurchased (m)	4.2	17.1	2.3
Average price per share ($)	$22.54	$27.64	$26.82
Aggregate purchase price ($m)	$94.9	$472.5	$61.7
Total Shares Repurchased (m)	20.5	40.9	11.6
Remaining amount authorized for stock repurchases at December 31	£1,122.5	£452.7	£213.5
Further details of stock repurchased under our capital returns programs are provided in Item 5 of this Form 10-K.
Accelerated Stock Repurchases, or ASRs
During 2012, we entered into a capped ASR on February 8, 2012 to purchase $250 million (£157.3 million) of our common stock, which delivered 10.2 million shares during 2012 at an average purchase price per share of $24.58. A further capped ASR commenced on July 24, 2012 to purchase $175 million (£112.7 million) of our common stock, which delivered 6.1 million shares during 2012 at an average purchase price per share of $28.71. Both ASRs undertaken during 2012 were under the authority of the 2011 capital optimization program.
During 2011 we entered in to a capped ASR on September 8, 2011 to purchase $250 million (£156.6 million) of our common stock, which delivered 10.1 million shares during 2011 at an average purchase price per share of $24.71. A further capped ASR commenced on November 10, 2011 to purchase $300 million (£188.0 million) of our common stock, which delivered 13.6 million shares during 2011 at an average purchase price per share of $21.99. Both ASRs undertaken during 2011 were under the authority of the 2010 capital optimization program.
Stock acquired under all ASR programs has been cancelled. Further details of our ASR programs are provided on the Form 8-K's we filed with the SEC on commencing each program.
Open Market Repurchases, or OMRs
During 2012, we made open market repurchases of a further 4.2 million shares of common stock in connection with the second phase capital structure optimization program, at an average purchase price per share of $22.54 ($94.9 million, or £60.3 million, in aggregate).
During 2011 we repurchased approximately 17.1 million shares through open market repurchases at an average purchase price per share of $27.64 ($472.5 million in aggregate). Of this total, 12.0 million share were repurchased under the first capital optimization program at an average purchase price per share of $28.83 ($345.5 million in aggregate), with the remaining 5.1 million shares being repurchased under the second capital optimization program at an average purchase price per share of $24.86 ($127.0 million in aggregate).
In 2010, we repurchased 2.3 million shares of common stock under the first capital optimization program at an average purchase price per share of $26.82 ($61.7m in aggregate).
Stock acquired under all OMR programs has been cancelled.

OFF BALANCE SHEET ARRANGEMENTS
As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012 we were not involved with any material unconsolidated SPEs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commitments arise from both our operations and our financing arrangements as described earlier in this MD&A. The following table includes aggregate information about the contractual obligations recorded in our consolidated financial statements as of December 31, 2012 , and the periods in which payments are due (in £ millions).

		Payments Due by Period (Undiscounted)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	£5,650.8	£—	£750.0	£617.7	£4,283.1
Capital Lease Obligations	372.1	87.6	115.3	16.7	152.5
Operating Lease Obligations	192.3	40.3	59.6	32.6	59.8
Purchase Obligations	1,369.4	663.1	406.0	160.7	139.6
Interest Obligations	1,903.2	317.0	619.7	503.5	463.0
Total	£9,487.8	£1,108.0	£1,950.6	£1,331.2	£5,098.0
Early Termination Charges		£22.5	£5.0	£1.4	£0.4

Purchase obligations in the table above represent amounts payable under fixed or minimum guaranteed commitments, and therefore do not represent the total fees that are expected to be paid under certain programming contracts where amounts payable are generally based on the number of customers receiving the programming.
Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above. These amounts are not required to be recorded in our consolidated financial statements.
The following table includes information about our commercial commitments as of December 31, 2012, which are items we could be obligated to pay in the future (in £ millions). These amounts are not required to be recorded in our consolidated financial statements.

Amount of Commitment Expiration by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Guarantees	£—	£—	£—	£—	£—
Lines of credit	—	—	—	—	—
Standby letters of credit	7.0	4.7	1.7	—	0.6
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	£7.0	£4.7	£1.7	£—	£0.6

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Overview
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
Substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2012, £2,722.3 million, or 46.3%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We have also committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.
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
For further details of the accounting for derivative instruments see note 8 to the consolidated financial statements in Item 8 of this Form 10-K. Further discussion of our long term debt and related derivative instruments is also contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this Form 10-K.

Sensitivity analysis
Interest rate risk
Before taking into account the impact of current hedging arrangements, as of December 31, 2012, we would have had interest determined on a variable basis on £750 million, or 12.6%, of our long term debt. An increase in interest rates of one percentage point would increase unhedged gross interest expense by approximately £7.5 million per year.
Exchange rate risk
We are also subject to currency exchange rate risks because substantially all of our revenues, operating costs and selling, general and administrative expenses are paid in pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro denominated debt will be higher.
Changes in exchange rates result in foreign currency gains or losses, which we have substantially mitigated through hedges using cross currency interest rate swaps and foreign currency forward contracts. As of December 31, 2012, £2,722.3 million, or 46.3%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars. A 1% change in the U.S. dollar to pounds sterling exchange rate would increase unhedged gross interest expense by approximately £1.7 million per year.
We also purchase goods and services in U.S. dollars, euros and South African rand.
The following tables provide information as of December 31, 2012 and 2011 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates.

The following table provides information as of December 31, 2012 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value December 31, 2012
Long term debt
(including current portion)
U.S. Dollars
Fixed rate	—	—	—	$1,000.0	$—	$3,407.1	$4,407.1	£5,737.4
Average interest rate				6.50%		5.983%
Average forward exchange rate				0.63		0.62
Pounds Sterling
Fixed rate	—	—	—	—	—	£2,178.5	£2,178.5	£2,367.4
Average interest rate						6.40%
Variable rate	—	—	£750.0	£—	—	—	£750.0	£750.0
Average interest rate			LIBOR + 1.625%- 2.125%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$2,900.0	$2,900.0	£(62.1)
Average forward exchange rate						0.62
Average sterling interest rate paid						6.55%
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$500.0	$500.0	£36.3
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	$1,000.0	—	—	$1,000.0	£16.6
Average contract exchange rate				0.52
Average sterling interest rate paid				6.91%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	£600.0	—	—	£650.0	£1,250.0	£66.4
Average sterling interest rate paid			2.86%			LIBOR+1.84%
Sterling interest rate received			LIBOR			5.50%

The following table provides information as of December 31, 2011 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value December 31, 2011
Long term debt
(including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$2,350.0	$2,100.0	$4,450.0	$5,074.8
Average interest rate					8.223%	7.522%
Average forward exchange rate					0.72	0.65
euros
Fixed rate	—	—	—	—	€180.0	—	€180.0	€198.9
Average interest rate					9.50%
Average forward exchange rate					0.88
Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£1,942.3
Average interest rate						6.83%
Variable rate	—	—	—	£750.0	—	—	£750.0	£750.0
Average interest rate				LIBOR + 1.625%- 2.125%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	$1,350.0	$1,600.0	$2,950.0	$57.0
Average forward exchange rate					0.62	0.61
Average sterling interest rate paid					10.00%	7.76%
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$500.0	$500.0	£39.3
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	—	$1,000.0	—	$1,000.0	£28.0
Average contract exchange rate					0.52
Average sterling interest rate paid					6.91%
Receipt of euros (interest and principal)
Notional amount	—	—	—	—	€180.0	—	€180.0	£(10.4)
Average contract exchange rate					0.88
Average sterling interest rate paid					10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	£600.0	—	£650.0	£1,250.0	£49.3
Average sterling interest rate paid				2.86%		LIBOR+1.84%
Sterling interest rate received				LIBOR		5.50%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm begin on page F-1 of this document and are incorporated in this document by reference.
The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2012 and 2011 (in millions, except per share data):

	2012
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Comprehensive Income Data:
Revenue	£1,006.2	£1,026.9	£1,027.7	£1,039.7
Operating income	130.9	179.6	180.0	208.6
Net income	7.0	64.7	123.9	2,657.0
Basic income per share	£0.02	£0.23	£0.46	£9.88

	2011
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Comprehensive Income Data:
Revenue	£982.3	£985.8	£1,000.0	£1,023.7
Operating income	110.6	134.9	128.4	166.3
Net income (loss)	3.3	98.2	(73.8)	48.2
Basic income (loss) per share	£0.01	£0.31	£(0.24)	£0.16
During the three months ended December 31. 2012 we reduced a portion of the valuation allowance on certain of our deferred tax assets as required by the applicable accounting rules which resulted in an income tax benefit of £2,591.2 million for this period. Further details of this allowance reduction are provided in the Critical Accounting Estimates section of Management's Discussion and Analysis of Financial Results of Operations contained in Item 7 of this Form 10-K. The reduction of this allowance will not result in any change to the amount of cash payments we make to the tax authorities.
During the three months ended June 30, 2011 we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of our revenue generating activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the three months ended June 30, 2011, £77.6 million of which was included in the consolidated statement of comprehensive income for the quarter.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2012. This annual report includes an attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting of Virgin Media Inc.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIH’s internal control over financial reporting was effective as of December 31, 2012.
This annual report does not include an attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting of VMIH. VMIH’s internal control over financial reporting was not subject to attestation by Ernst & Young LLP, our independent registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit VMIH to provide only management’s report in this annual report.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIL’s internal control over financial reporting was effective as of December 31, 2012.
This annual report does not include an attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding internal control over financial reporting of VMIL. VMIL’s internal control over financial reporting was not subject to attestation by Ernst & Young LLP, our independent registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit VMIL to provide only management’s report in this annual report.

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

(f)	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Virgin Media Inc. and subsidiaries
We have audited Virgin Media Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virgin Media Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Annual Report on Internal Control Over Financial Reporting for Virgin Media Inc.” . Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Virgin Media Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virgin Media Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 Virgin Media Inc. and subsidiaries, and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
February 7, 2013

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Virgin Media Inc. and Subsidiaries are included in Item 8:
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

The following consolidated financial statements of Virgin Media Investment Holdings Limited, Virgin Media Investments Limited and Subsidiaries are included in Item 8:
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Virgin Media Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Virgin Media Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the index at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virgin Media Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
February 7, 2013

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	£206.3	£300.4
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £9.0 (2012) and £10.9 (2011)	443.8	435.4
Derivative financial instruments	6.1	9.5
Prepaid expenses and other current assets	103.2	97.0
Deferred income taxes	52.9	—
Total current assets	814.2	844.2
Fixed assets, net	4,512.2	4,602.7
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Derivative financial instruments	461.6	347.9
Deferred financing costs, net of accumulated amortization of £50.6 (2012) and £44.0 (2011)	61.5	75.7
Deferred income taxes	2,586.1	—
Other assets	51.2	50.8
Total assets	£10,504.3	£7,938.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£349.3	£304.4
Accrued expenses and other current liabilities	319.6	373.1
Derivative financial instruments	8.1	16.7
VAT and employee taxes payable	85.5	88.4
Interest payable	67.7	106.8
Deferred revenue	316.7	311.8
Current portion of long term debt	77.1	76.6
Total current liabilities	1,224.0	1,277.8
Long term debt, net of current portion	5,852.0	5,778.5
Derivative financial instruments	101.9	53.6
Deferred revenue and other long term liabilities	168.8	190.0
Total liabilities	7,346.7	7,299.9
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.01 par value; authorized 1,000.0 (2012 and 2011) shares; issued and outstanding 269.3 (2012) and 286.7 (2011) shares	1.4	1.6
Additional paid-in capital	3,658.9	3,866.6
Accumulated other comprehensive (loss) income	(5.8)	30.0
Accumulated deficit	(496.9)	(3,259.3)
Total shareholders’ equity	3,157.6	638.9
Total liabilities and shareholders’ equity	£10,504.3	£7,938.8

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue	£4,100.5	£3,991.8	£3,875.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,629.2	1,605.6	1,575.0
Selling, general and administrative expenses	817.8	796.0	790.6
Restructuring and other charges	2.7	8.4	53.0
Depreciation	951.7	923.2	987.7
Amortization	—	118.4	147.6
	3,401.4	3,451.6	3,553.9
Operating income	699.1	540.2	321.9
Other income (expense)
Interest expense	(398.5)	(440.8)	(477.8)
Loss on extinguishment of debt	(187.8)	(47.2)	(70.0)
Share of income from equity investments	—	18.6	24.0
Loss on disposal of equity investments	—	(7.2)	—
Gain (loss) on derivative instruments	148.1	(50.7)	(65.6)
Foreign currency losses	(6.3)	(2.4)	(34.1)
Interest income and other, net	6.8	82.6	8.3
Income (loss) from continuing operations before income taxes	261.4	93.1	(293.3)
Income tax benefit (expense)	2,591.2	(16.0)	124.1
Income (loss) from continuing operations	2,852.6	77.1	(169.2)
Discontinued operations
Gain on disposal, net of tax	—	—	19.2
(Loss) income from discontinued operations, net of tax	—	(1.2)	8.6
(Loss) income from discontinued operations, net of tax	—	(1.2)	27.8
Net income (loss)	2,852.6	75.9	(141.4)
Other comprehensive (loss) income, net of tax
Currency translation adjustment	11.3	(12.7)	2.5
Net (losses) gains on derivatives, net of tax	(130.3)	(24.2)	75.1
Reclassification of derivative losses (gains) to net income, net of tax	94.2	1.0	(29.0)
Pension liability adjustment, net of tax	(11.0)	(20.6)	15.4
Other comprehensive (loss) income	(35.8)	(56.5)	64.0
Comprehensive income (loss)	£2,816.8	£19.4	£(77.4)
Per share amounts
Income (loss) from continuing operations
Basic earnings per share	£10.40	£0.25	£(0.52)
Diluted earnings per share	£8.75	£0.24	£(0.52)
Net income (loss)
Basic earnings per share	£10.40	£0.24	£(0.43)
Diluted earnings per share	£8.75	£0.24	£(0.43)
Dividends per share (in U.S. dollars)	$0.16	$0.16	$0.16
See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	£2,852.6	£75.9	£(141.4)
Loss (income) from discontinued operations	—	1.2	(27.8)
Income (loss) from continuing operations	2,852.6	77.1	(169.2)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	951.7	1,041.6	1,135.3
Non-cash interest	(0.6)	10.5	40.1
Share-based compensation	20.9	22.5	29.4
Loss on extinguishment of debt, net of prepayment premiums	35.7	31.7	70.1
Income from equity accounted investments, net of dividends received	—	(0.6)	(9.3)
Unrealized (gains) losses on derivative instruments	(160.6)	12.8	133.8
Foreign currency (gains) losses	(1.2)	0.9	(89.3)
Loss on disposal of equity investments	—	7.2	—
Income taxes	(2,588.1)	19.6	(101.1)
Other	—	7.0	0.5
Changes in operating assets and liabilities:
Accounts receivable	(8.4)	(4.4)	(28.4)
Inventory	(4.4)	13.3	(13.5)
Prepaid expenses and other current assets	(5.8)	12.0	6.3
Other assets	(0.4)	2.0	(2.0)
Accounts payable	30.1	8.3	4.5
Deferred revenue (current)	4.9	10.1	18.9
Accrued expenses and other current liabilities	(56.0)	(82.5)	18.9
Deferred revenue and other long term liabilities	(30.7)	(40.0)	(7.4)
Net cash provided by operating activities	1,039.7	1,149.1	1,037.6
Investing activities:
Purchase of fixed and intangible assets	(783.2)	(656.7)	(628.4)
Proceeds from sale of fixed assets	2.6	2.2	36.0
Principal repayments on loans to equity investments	—	108.2	8.4
Acquisitions, net of cash acquired	(0.6)	(14.6)	—
Disposal of equity investments, net	(2.5)	243.4	—
Disposal of businesses, net	—	—	167.4
Other	—	2.8	5.2
Net cash used in investing activities	(783.7)	(314.7)	(411.4)
Financing activities:
New borrowings, net of financing fees	1,441.7	977.0	3,072.0
Repurchase of common stock	(330.2)	(635.0)	(161.5)
Purchase of conversion hedges	—	—	(205.4)
Proceeds from employee stock option exercises, net of taxes reimbursed	8.2	17.5	17.0
Principal payments on long term debt	(1,317.2)	(1,315.8)	(3,186.6)
Principal payments on capital leases	(97.7)	(79.2)	(53.2)
(Payments) proceeds for settlement of cross-currency interest rate swaps	(26.0)	65.5	—
Dividends paid	(27.3)	(31.1)	(34.1)
Net cash used in financing activities	(348.5)	(1,001.1)	(551.8)
Cash flow from discontinued operations:
Net cash used in operating activities	—	(10.4)	(30.1)
Net cash used in discontinued operations	—	(10.4)	(30.1)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(2.0)	4.7
(Decrease) increase in cash and cash equivalents	(94.1)	(179.1)	49.0
Cash and cash equivalents, beginning of period	300.4	479.5	430.5
Cash and cash equivalents, end of period	£206.3	£300.4	£479.5
Supplemental disclosure of cash flow information
Cash paid during the period for interest	£406.9	£435.2	£438.8
Income taxes paid	£0.6	£2.3	£1.2
See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2009	£1.8	£4,483.2	£160.1	£(82.3)	£(55.3)	£(3,016.2)	£1,491.3
Exercise of stock options and tax effect	—	16.9	—	—	—	—	16.9
Repurchase of common stock	—	(154.3)	—	—	—	(7.2)	(161.5)
Stock compensation costs	—	29.4	—	—	—	—	29.4
Dividends paid	—	—	—	—	—	(34.1)	(34.1)
Net loss for the year ended December 31, 2010	—	—	—	—	—	(141.4)	(141.4)
Currency translation adjustment	—	—	2.5	—	—	—	2.5
Net gains on derivatives, net of tax	—	—	—	—	75.1	—	75.1
Reclassification of derivative gains to net losses, net of tax	—	—	—	—	(29.0)	—	(29.0)
Pension liability adjustment, net of tax	—	—	—	15.4	—	—	15.4

Balance, December 31, 2010	£1.8	£4,375.2	£162.6	£(66.9)	£(9.2)	£(3,198.9)	£1,264.6
Exercise of stock options and tax effect	—	18.0	—	—	—	—	18.0
Repurchase of common stock	(0.2)	(539.4)	—	—	—	(105.2)	(644.8)
Stock compensation costs	—	22.5	—	—	—	—	22.5
Acquisitions	—	(9.7)	—	—	—	—	(9.7)
Dividends paid	—	—	—	—	—	(31.1)	(31.1)
Net income for the year ended December 31, 2011	—	—	—	—	—	75.9	75.9
Currency translation adjustment	—	—	(12.7)	—	—	—	(12.7)
Net losses on derivatives, net of tax	—	—	—	—	(24.2)	—	(24.2)
Reclassification of derivative losses to net income, net of tax	—	—	—	—	1.0	—	1.0
Pension liability adjustment, net of tax	—	—	—	(20.6)	—	—	(20.6)

Balance, December 31, 2011	£1.6	£3,866.6	£149.9	£(87.5)	£(32.4)	£(3,259.3)	£638.9
Exercise of stock options and tax effect	—	8.4	—	—	—	—	8.4
Repurchase of common stock	(0.2)	(268.6)	—	—	—	(62.9)	(331.7)
Stock compensation costs	—	20.9	—	—	—	—	20.9
Excess tax benefits on stock-based compensation	—	32.5	—	—	—	—	32.5
Acquisitions	—	(0.9)	—	—	—	—	(0.9)
Dividends paid	—	—	—	—	—	(27.3)	(27.3)
Net income for the year ended December 31, 2012	—	—	—	—	—	2,852.6	2,852.6
Currency translation adjustment	—	—	11.3	—	—	—	11.3
Net losses on derivatives, net of tax	—	—	—	—	(130.3)	—	(130.3)
Reclassification of derivative losses to net income, net of tax	—	—	—	—	94.2	—	94.2
Pension liability adjustment, net of tax	—	—	—	(11.0)	—	—	(11.0)

Balance, December 31, 2012	£1.4	£3,658.9	£161.2	£(98.5)	£(68.5)	£(496.9)	£3,157.6
See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization and Business
Virgin Media Inc. is a Delaware corporation and is publicly-traded on the NASDAQ Global Select Market in the United States and the London Stock Exchange in the United Kingdom. We conduct our operations primarily through direct and indirect wholly owned subsidiaries.
We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2012, we provided services to 4.9 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to 1.7 million contract mobile customers and 1.3 million prepay mobile customers over third party networks.
In addition, we provide a complete portfolio of voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K. through Virgin Media Business.
Our reporting segments are based on our method of internal reporting and the information used by our chief executive officer, who is our chief operating decision maker, or CODM, to evaluate segment performance and make capital allocation decisions. We have two reporting segments, Consumer and Business, as described below:

•
Consumer (83.7% of our 2012 revenue): Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided over third party mobile networks

•
Business (16.3% of our 2012 revenue): Our Business segment includes the voice and data telecommunication and internet solutions services we provide through our cable network and third party networks to businesses, public sector organizations and service providers.

On February 5, 2013, we entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly owned subsidiaries, or the Merger Subsidiaries, pursuant to which we agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and Virgin Media becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on NASDAQ, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K.. Further details of the proposed merger are set out in Note 18 - Subsequent Events.

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.
On September 30, 2011, we completed the sale to Scripps Network Interactive, Inc. (“Scripps”), of our 50% equity investment in the UKTV joint venture with BBC Worldwide Limited. After the inclusion of associated fees, this transaction resulted in a loss on disposal of £7.2 million.
On July 12, 2010, we completed the sale of our television channel business known as Virgin Media TV to BSkyB. Virgin Media TV’s operations comprised our former Content segment. These consolidated financial statements reflect Virgin Media TV as discontinued operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Principles of Consolidation
The consolidated financial statements include the financial statements for us and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The operating results of acquired companies are included in our consolidated statements of comprehensive income from the date of acquisition.
For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of comprehensive income.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our valuation allowance on deferred tax assets. Actual results could differ from those estimates.
Fair Values
We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on information available to us as of December 31, 2012, 2011, and 2010.
Foreign Currency Translation
Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling, general and administrative expenses are denominated in pounds sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary’s functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of comprehensive income.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less and are recorded at amortized cost, which approximates fair value. We had cash and cash equivalents totaling £206.3 million and £300.4 million as at December 31, 2012 and 2011, respectively.
Restricted cash balances of £1.9 million as at December 31, 2012 and £1.9 million as at December 31, 2011 represent cash balances collateralized against performance bonds given on our behalf.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Trade Receivables
Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. Amounts charged to expense are included in selling, general and administrative expenses in the consolidated statement of comprehensive income. The movements in our allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Balance, January 1	£10.9	£6.4	£9.0
Charged to costs and expenses	30.2	32.6	25.4
Write offs, net of recoveries	(32.1)	(28.1)	(28.0)
Balance, December 31	£9.0	£10.9	£6.4
Inventory
Inventory consists of consumer goods for re-sale. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out, or FIFO, method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving, or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value. Included within prepaid expenses and other current assets is inventory of £17.5 million and £13.1 million as at December 31, 2012 and 2011, respectively.
Fixed Assets
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Estimated useful lives are as follows:

Operating equipment:
Cable distribution plant	5-30 years
Switches and headends	3-10 years
Customer premises equipment	5-10 years
Other operating equipment	4-20 years
Other equipment:
Buildings	20-50 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-10 years
Costs associated with network construction, initial customer installations, initial installations of new services in customer premises, and the addition of network equipment to provide new or enhanced services are capitalized. Costs capitalized as part of initial customer installations include materials and direct labor.
Capitalizable labor costs incurred in connection with customer installations relate to activities such as:

•	Dispatching personnel and equipment to the customer's premises;

•	Verification that the customer's premises are able to properly receive our services;

•	Physically connecting the customer's premises to our network;

•	Set-up of equipment within the customer's premises and connection of that equipment to our network; and

•	Programming the equipment so that it is able to function as intended.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

We also capitalize certain indirect costs required in order to connect the customer to our network. These indirect costs relate to the compensation and overhead costs of employees who assist in connecting and activating the customer.
Costs incurred to connect a service to premises that have previously received the same service are expensed as incurred, and costs incurred to connect a new service to premises that have previously received the same service are capitalized. For example, if premises that have received our telephony service ceases receiving our telephony service, costs incurred to connect telephony services at that premises at any point in the future would be expensed. Additionally, if premises that have received telephony services ceases receiving our services and a new customer occupies that premises and subscribes to both our broadband and telephony services, the costs incurred to connect broadband services would be capitalized and the costs to connect telephony services would be expensed. We assess a new service as a product that provides fundamentally new or enhanced functionality to our customers and which delivers incremental revenues.
We are required to make judgments regarding the amount of construction and installation costs that are capitalized. Our capitalization rates for labor costs are based on studies of actual costs as well as operational data demonstrating the amount of actual time that is spent on specific activities. Our capitalization rates for overhead costs are based on studies of activities that are incurred in support of capitalizable activities as well as an analysis of the proportion of those costs that are directly attributable to capitalizable activities. We continuously monitor the appropriateness of our capitalization policy and update the studies used on a regular basis. We update our policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services. Changes resulting from modification to our capitalization have not historically had a material impact on our results.
Software Development Costs
We capitalize costs related to computer software developed or obtained for internal use in accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future. Amounts attributable to software development costs are included in fixed assets and depreciation expense in the consolidated balance sheets and consolidated statements of comprehensive income, respectively.
Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite lives, such as reorganization value in excess of amounts allocatable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC.
Asset Retirement Obligations
We account for our obligations under the Waste Electrical and Electronic Equipment Directive adopted by the European Union in accordance with the Asset Retirement and Environmental Obligations Topic of the FASB ASC whereby we accrue the cost to collect and dispose of certain of our customer premises equipment at the time of acquisition. We also record asset retirement obligations for the estimated cost of removing leasehold improvements and equipment that have been installed on leased network sites and administrative buildings.
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

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

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
As of December 31, 2012 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.
Deferred Financing Costs
Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £61.5 million and £75.7 million as of December 31, 2012 and 2011, respectively, are included on the consolidated balance sheets. Deferred financing costs associated with our convertible senior notes are amortized to the expected due date of the notes which is currently November 2016. Should the holders of the convertible senior notes have the ability to, and elect to, convert their notes prior to November 2016, we will expense the deferred financing costs associated with the converted notes in the period of conversion.
Restructuring Costs
We account for our restructuring costs, which comprise lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred.
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
Business
Rental revenues in respect of connectivity services provided to customers are recognized on a straight-line basis over the term of the rental agreement.
Installation revenues are recognized when the contracted installation service has been delivered, which is generally when a customer is connected to our network and has acknowledged acceptance.
Bundled revenue arrangements generally have two units of accounting: an up-front installation element and an ongoing service provision element.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Currently, we do not sell installation services or ongoing rental separately on a regular basis and therefore we do not have the evidence to support VSOE for these deliverables. We use evidence of the amounts that third parties charge for similar or identical services, when available, to establish selling price. In some cases, when we are unable to establish VSOE or TPE, we use our best estimate of selling price. Our objective in determining the best estimate of selling price is to establish the price at which we would transact a sale if the deliverable were sold regularly on a stand-alone basis. We consider all reasonably available information including both market data and conditions, as well as entity specific factors. In addition, we consider all factors contemplated in negotiating the arrangement with the customer and our own normal pricing practices. These considerations include competitor pricing, customization of the product, profit objectives and cost structures. Once we have established the selling price of each deliverable, we allocate total arrangement consideration based on the relative stand alone selling price of each deliverable. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition, as previously discussed.
In all bundled revenue arrangements, the amount of revenue recognized for any up-front elements, including installation services, is limited to the amount of cash collected.
Subscriber Acquisition Costs
Costs incurred in respect of the acquisition of our customers, including commissions and the cost of mobile handsets, are expensed as incurred.
Advertising and Marketing Expense
We expense the cost of advertising and marketing as incurred. Advertising and marketing costs were £192.4 million, £157.1 million and £147.7 million in 2012, 2011 and 2010 respectively.
Stock-Based Compensation
We have a number of stock-based employee compensation plans, as described more fully in note 9. We account for these compensation plans in accordance with the Compensation—Stock Compensation Topic of the FASB ASC. We measure stock-based compensation expense at fair value and record that expense based on our estimate of the number of instruments for which the requisite service period is expected to be rendered. Awards with graded vesting terms are recognized over the requisite service period for each separately vesting portion of the award. Where applicable, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.
Pensions
We account for our defined benefit pension arrangements in accordance with the Compensation-Retirement Benefits Topic of the FASB ASC which requires that pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements.
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

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

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
We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to net income in the statement of comprehensive income in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in the fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.
Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to net income in the statement of comprehensive income when the committed or forecasted transaction is recognized in the statement of comprehensive income. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as a gain or loss on derivative instruments in the statement of comprehensive income.
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

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2—Significant Accounting Policies (continued)

Recent Accounting Pronouncements
On January 1, 2012 we adopted the FASB's new guidance for presentation of net income and other comprehensive income. Adopting these presentational rules has no impact on our reported results, and no material impact on our consolidated financial statements.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 3—Earnings Per Share

Basic net income (loss) per common share and basic income (loss) from continuing operations per share is computed by dividing the net income (loss) and income (loss) from continuing operations, respectively, by the weighted average number of shares outstanding during the respective periods. Diluted net income (loss) per common share and diluted income (loss) from continuing operations per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for stock options, sharesave options, shares of restricted stock held in escrow, restricted stock units and warrants, and the if-converted method for shares potentially issuable under our convertible senior notes.
Basic and diluted income (loss) from discontinued operations per share for the years ended December 31, 2012, 2011 and 2010 was £0.00, £0.00 and £0.08 respectively.
The weighted average number of shares outstanding for the years ended December 31, 2012, 2011 and 2010 is computed as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Number of shares outstanding at start of period	286.4	321.3	329.4
Issue of common stock (average number outstanding during the period)	1.8	3.9	1.7
Purchase of treasury shares (weighted average)	(13.9)	(15.1)	(4.0)
Average number of shares outstanding	274.3	310.1	327.1

The following table sets forth the components of basic and diluted income (loss) per common share (in millions):

	Year ended December 31,
	2012	2011	2010
Numerator for basic income (loss) per common share from continuing operations	£2,852.6	£77.1	£(169.2)
Interest on senior convertible notes, net of tax	41.0	—	—
Numerator for diluted income (loss) per common share from continuing operations	£2,893.6	£77.1	£(169.2)
Weighted average number of shares:
Denominator for basic income (loss) per common share	274.3	310.1	327.1
Effect of dilutive securities:
Share based awards to employees	4.5	6.0	—
Shares issuable under senior convertible notes	52.0	—	—
Denominator for diluted income (loss) per common share	330.8	316.1	327.1

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income (loss) per common shares (in millions):

	Year ended December 31,
	2012	2011	2010
Stock options	2.6	3.4	10.5
Sharesave options	—	0.7	0.5
Restricted stock held in escrow	—	0.6	0.7
Restricted stock units	2.5	2.5	5.2
Warrants	—	—	25.8
Shares issuable under convertible senior notes	—	52.0	52.0

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 3—Earnings Per Share (continued)

Each of these instruments are excluded from the calculation of diluted net income per common share in periods in which there is a loss, because the inclusion of potential common shares would have an anti-dilutive effect.
In the year ended December 31, 2012, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares because their exercise prices exceeded our average share price during the calculation period.
In the year ended December 31, 2012, certain restricted stock held in escrow and certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of December 31, 2012.
Stock Option Grants
All options outstanding under our stock incentive plans have a ten year term and become fully exercisable within five years of continued employment. We generally issue new shares upon exercise of the options and expect to continue to do so. For performance-based option grants, the performance objectives are based upon both quantitative and qualitative objectives, including earnings and stock price performance, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.
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
Restricted Stock Grants
The shares of restricted stock granted under our stock incentive plans have a restrictions for up to ten years and vest based on time or performance, subject to continued employment. For performance-based restricted stock grants, the performance objectives are based upon quantitative and qualitative objectives, including earnings, operational performance and achievement of strategic goals, amongst others, and vest after a one to three year period. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.
Restricted Stock Unit and Performance Share Grants
The restricted stock units and performance shares granted under our stock incentive plans have a term of up to ten years and vest based on performance, subject to continued employment. The performance targets include stock price performance, earnings and cash flows and may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.
Convertible Notes
Holders of our U.S. dollar denominated 6.50% convertible senior notes due 2016 may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 3—Earnings Per Share (continued)

common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.
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

Note 4—Fixed Assets (Including Leases)

Fixed assets consist of (in millions):		December 31,
		2012		2011
	Useful Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	5-30 years	£7,087.2	£4.9	£6,763.7	£28.8
Switches and headends	3-10 years	778.5	19.8	905.9	19.8
Customer premises equipment	5-10 years	1,355.1	312.8	1,231.8	254.4
Other operating equipment	4-20 years	23.2	—	8.8	—
Total operating equipment		9,244.0	337.5	8,910.2	303.0
Other equipment
Land		8.8	—	8.8	—
Buildings	20-50 years	151.8	35.8	100.9	35.8
Leasehold improvements	7 years or, if less, the lease term	98.7	—	115.1	—
Computer infrastructure	3-5 years	361.2	17.6	241.5	30.1
Other equipment	5-10 years	47.0	18.8	249.7	22.2
Total other equipment		667.5	72.2	716.0	88.1
		9,911.5	409.7	9,626.2	391.1
Accumulated depreciation		(5,481.0)	(167.1)	(5,145.6)	(151.2)
		4,430.5	242.6	4,480.6	239.9
Construction in progress		81.7	—	122.1	—
		£4,512.2	£242.6	£4,602.7	£239.9
Certain prior year amounts in the table above have been reclassified to conform to current year presentation.
During the years ended December 31, 2012, 2011 and 2010, the assets acquired under capital leases totaled £88.9 million, £91.2 million and £132.2 million, respectively. Amortization expense on capital leases is included as a component of depreciation expense in the consolidated statements of comprehensive income.
Future minimum annual payments under capital and operating leases at December 31, 2012 are as follows (in millions). The table reflects our contractual obligations.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4—Fixed Assets (Including Leases)

	Capital Leases	Operating Leases
Year ending December 31,
2013	£87.6	£40.3
2014	71.6	32.6
2015	43.7	27.0
2016	12.9	19.3
2017	3.8	13.3
Thereafter	152.5	59.8
Total minimum lease payments	372.1	£192.3
Less: amounts representing interest	(143.1)
Present value of net minimum obligations	229.0
Less: current portion	(77.1)
	£151.9
Total rental expense for the years ended December 31, 2012, 2011 and 2010 under operating leases was £49.8 million, £47.1 million and £52.7 million, respectively.
The weighted average interest rate for capital lease obligations as of December 31, 2012 and 2011 was 5.8% and 6.8%, respectively.
During 2012 and 2011, the changes in the asset retirement obligations were as follows (in millions):

	2012	2011
Asset retirement obligation at the beginning of the year	£65.7	£66.9
Assets acquired	13.1	14.3
Liabilities settled	(7.4)	(8.6)
Accretion expense	5.1	5.3
Revisions	(14.2)	(12.2)
Asset retirement obligation at the end of the year	£62.3	£65.7

Note 5 - Goodwill and Intangible Assets
Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	December 31,
		2012	2011
Goodwill and intangible assets not subject to amortization:
Goodwill	indefinite	£1,873.4	£1,873.4
Reorganization value in excess of amounts allocable to identifiable assets	indefinite	144.1	144.1
		£2,017.5	£2,017.5
As at December 31, 2012, the gross carrying amount of goodwill was £2,235.6 million and accumulated impairment charges were £362.2 million.
As at December 31, 2012, goodwill and intangible assets not subject to amortization totaling £1,811.6 million and £205.9 million are allocated to our Consumer and Business reporting units, respectively. We performed our annual impairment reviews of our Consumer and Business reporting units as at October 1, 2012 and 2011. As a result of these reviews we concluded that no impairment charge was required at either date. Based on the results of the review as at October 1, 2012, neither our Business or Consumer reporting units were at risk of failing Step 1 of the goodwill impairment test, under FASB ASC, which requires comparison of the carrying values and fair values of reporting units.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Long Term Debt

Long term debt consists of (in millions):

	December 31,
	2012	2011
Secured Obligations
U.S. Dollar
6.50% senior secured notes due 2018	£611.2	£635.4
5.25% senior secured notes due 2021	350.5	353.1
Sterling
7.00% senior secured notes due 2018	865.9	864.5
5.50% senior secured notes due 2021	754.1	722.4
Senior credit facility	750.0	750.0
Unsecured Obligations
U.S. Dollar
6.50% convertible senior notes due 2016	544.0	551.1
9.50% senior notes due 2016	—	849.2
8.375% senior notes due 2019	309.3	380.6
5.25% senior notes due 2022	308.9	—
4.875% senior notes due 2022	555.9	—
Euro
9.50% senior notes due 2016	—	145.3
Sterling
8.875% senior notes due 2019	250.3	345.2
5.125% senior notes due 2022	400.0	—
Other Secured Obligations
Capital leases	229.0	258.0
Other	—	0.3
	5,929.1	5,855.1
Less current portion	(77.1)	(76.6)
	£5,852.0	£5,778.5

The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £42.9 million and £109.1 million, respectively, at December 31, 2012 and increases of £45.7 million and £77.9 million, respectively, at December 31, 2011, as a result of our application of fair value hedge accounting to these instruments.
The effective interest rate on the senior credit facility was 2.4% and 3.3% as at December 31, 2012 and 2011 respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Long Term Debt (continued)

The terms of the senior notes, senior credit facility and revolving credit facility as at December 31, 2012 are summarized below.
Senior Notes
At December 31, 2012, we had the following senior notes outstanding:

•	6.50% Senior Secured Notes due January 15, 2018 - The principal amount at maturity is $1,000 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010.

•	7.00% Senior Secured Notes due January 15, 2018 - The principal amount at maturity is £875 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010.

•	8.375% Senior Notes due October 15, 2019 - The principal amount at maturity is $507.1 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

•	8.875% Senior Notes due October 15, 2019 - The principal amount at maturity is £253.5 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

•	5.25% Senior Secured Notes due January 15, 2021 - The principal amount at maturity is $500 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

•	5.50% Senior Secured Notes due January 15, 2021 - The principal amount at maturity is £650 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

•	5.25% Senior Notes due February 15, 2022 - The principal amount at maturity is $500 million. Interest is payable semi annually on February 15 and August 15 commencing August 15 2012.

•	4.875% Senior Notes due February 15, 2022 - The principal amount at maturity is $900 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2013.

•	5.125% Senior Notes due February 15, 2022 - The principal amount at maturity is £400 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2013.

On March 13, 2012, our wholly owned subsidiary, Virgin Media Finance PLC, issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2019 and 2022. On March 28, 2012, we used the net proceeds from these new senior notes, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption, which represented the difference between the consideration paid to redeem $500 million of the 9.50% senior notes due 2016 and the carrying value of those notes, and the write-off of associated deferred finance costs.
On October 30, 2012, Virgin Media Finance PLC, issued $900 million aggregate principal amount of 4.875% senior notes due 2022 at par and £400 million aggregate principal amount of 5.125% senior notes due 2022, at par. The proceeds of $893.0 million and £396.9 million, net of fees, were received on October 30, 2012. Interest is payable on February 15 and August 15 each year, beginning on February 15, 2013. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2019 and 2022.
We used the net proceeds from the senior notes due 2022, issued in October 2012, to redeem in full the outstanding $850 million and €180 million 9.50% senior notes due 2016 and to redeem $92.9 million of the principal amount of the $600 million 8.375% senior notes due 2019 and £96.5 million of the principal amount of the £350 million 8.875% senior notes due 2019. We recognized a loss on extinguishment of debt of £129.2 million as a result of these redemptions, which represented the difference between the consideration paid to redeem the respective notes and the carrying value of those notes, and the write-off of associated deferred finance costs.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Long Term Debt (continued)

Convertible Senior Notes
On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1,000 million. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock. Based on the December 31, 2012 closing price of our common stock, the 'if converted value' of the convertible senior notes exceeds the outstanding principal amount by approximately £563.4 million.
If the trading price of our common stock exceeds 120% of the conversion price of the convertible notes for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was met in the three months ended December, 31 2012.
We have classified this debt as long term debt in the consolidated balance sheet as of December 31, 2012 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible notes).
The liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations.
We have applied a non-convertible borrowing rate of 10.35% which resulted in the recognition of a discount on the convertible senior notes totaling £108.2 million, with the offsetting amount recognized as a component of additional paid-in capital. In addition, a cumulative translation adjustment of £36.1 million was recognized in relation to prior periods due to the decrease in the foreign currency denominated debt balance subject to translation during 2008.
The equity component of the convertible senior notes was £108.2 million as of December 31, 2012 and 2011. The following table presents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of December 31, 2012 and 2011 (in millions):

	December 31,
	2012	2011
Principal obligation	£617.7	£643.3
Unamortized discount	(73.7)	(92.2)
Net carrying amount	£544.0	£551.1

As of December 31, 2012, the remaining discount will be amortized over a period of approximately 4 years. The amount of interest cost recognized for the contractual interest coupon during the years ended December 31, 2012 and 2011 was approximately £41.0 million and £40.5 million, respectively. The amount of interest cost recognized for the amortization of the discount on the liability component of the senior convertible notes for the years ended December 31, 2012 and 2011 was £15.1 million and £13.5 million, respectively.
During 2010, we entered into capped call option transactions, or conversion hedges, with certain counterparties relating to our convertible senior notes. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible senior notes at maturity. These conversion hedges have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible senior notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million for the conversion hedges during the fourth quarter of 2010. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Long Term Debt (continued)

The conversion hedges do not qualify for equity classification under the authoritative guidance as there are potential circumstances in which cash settlement may be required at the discretion of the counterparties. As such, the fair value of the conversion hedges, which was approximately £302.4 million and £138.2 million as of December 31, 2012 and 2011, respectively, have been included as a non-current derivative financial asset in the consolidated balance sheets. The conversion hedges will be recorded at fair value at each reporting period with changes in fair values reported as a gain (loss) on derivative instruments in net income in the consolidated statement of comprehensive income. Refer to note 7 for additional discussion of the fair value measurement of the conversion hedges.
Senior Credit Facility
The principal amount outstanding under our senior credit facility at December 31, 2012 was £750.0 million. Our senior credit facility comprises a term facility denominated in pounds sterling of £750.0 million and a revolving facility of £450.0 million. At December 31, 2012, £750.0 million of the term facility had been drawn and £6.4 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.
The term credit facility bears interest at LIBOR, plus a margin currently ranging from 1.625% to 2.125% based on leverage ratios. The margins on the revolving credit facility range from 1.325% to 2.125% based on leverage ratios. Interest is payable at least semi-annually. The term credit facility and the revolving credit facility are repayable in full on their maturity dates, which are June 30, 2015.
The facility is secured through a guarantee from Virgin Media Finance PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2012, we were in compliance with these covenants.
The agreements governing the senior secured notes and the senior credit facility significantly restrict the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, the agreements significantly, and, in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:
•incur or guarantee additional indebtedness;

•	pay dividends at certain levels of leverage, or make other distributions, or redeem or repurchase equity interests or subordinated obligations;
•make investments;
•sell assets, including the capital stock of subsidiaries;
•create liens;

•	enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;
•merge or consolidate or transfer all or substantially all of our assets; and
•enter into transactions with affiliates.
Long term debt repayments, excluding capital leases, as of December 31, 2012, are due as follows (in millions):

Year ending December 31:
2013	£—
2014	—
2015	750.0
2016	617.7
2017	—
Thereafter	4,283.1
Total debt payments	£5,650.8

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7—Fair Value Measurements

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
The tables below present our assets and liabilities measured at fair value as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy into which those measurements fall (in millions):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£—	£165.3	£—	£165.3
Conversion hedges	—	—	302.4	302.4
Total	£—	£165.3	£302.4	£467.7
Liabilities
Derivative financial instruments	£—	£110.0	£—	£110.0
Total	£—	£110.0	£—	£110.0

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£—	£219.2	£—	£219.2
Conversion hedges	—	—	138.2	138.2
Total	£—	£219.2	£138.2	£357.4
Liabilities
Derivative financial instruments	£—	£70.3	£—	£70.3
Total	£—	£70.3	£—	£70.3

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
The fair values of our derivative financial instruments are disclosed in note 8.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7—Fair Value Measurements (continued)

Valuation of conversion hedges:
Because the conversion hedges do not qualify for equity classification, the fair values have been included as a non-current derivative financial asset in the consolidated balance sheets. The conversion hedges may only be exercised by us upon maturity of the convertible notes. As of December 31, 2012, the fair value of these instruments was estimated to be £302.4 million, using the Black-Scholes Merton valuation technique. The fair values of the conversion hedges are primarily impacted by the price of our stock on the measurement date, but are also impacted by the remaining duration of the options, the strike price ($19.22 per share) of the instrument, the expected volatility of our stock, the cap price ($35.00 per share) of the instrument, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the December 31, 2012 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

December 31, 2012
Estimated fair value of conversion hedges as reported	£302.4
Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£339.4
Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£237.9

We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Other impacts are not significant or are observable. We utilized expected volatility assumptions of 24% and 32% in the valuation of each component of the conversion hedges as of December 31, 2012. An increase in this input in isolation would generally result in a lower value of the conversion hedges whilst a decrease in this input would result in a higher value of the conversion hedges. Non-performance risk is based on quoted credit default swaps for each of the four counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £13.7 million and £25.0 million as of December 31, 2012 and December 31, 2011, respectively.
The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

	2012	2011
Balance at January 1	£138.2	£191.9
Unrealized gain (loss) included in gain (loss) on derivative instruments	173.3	(52.6)
Unrealized currency translation adjustment included in other comprehensive income	(9.1)	(1.1)
Balance at December 31	£302.4	£138.2

Future changes in fair values of the conversion hedges will be reported as gains (losses) on derivative instruments in the consolidated statements of comprehensive income.
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
The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £42.9 million and £109.1 million, respectively, at December 31, 2012, and increases of £45.7 million and £77.9 million, respectively, at December 31, 2011, as a result of our application of fair value hedge accounting to these instruments.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7—Fair Value Measurements (continued)

The carrying amounts and fair values of our long term debt, excluding capital leases, were as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.50% U.S. dollar convertible senior notes due 2016	£544.0	£1,276.3	£551.1	£869.1
9.50% U.S. dollar senior notes due 2016	—	—	849.2	966.4
9.50% euro senior notes due 2016	—	—	145.3	170.1
8.375% U.S. dollar senior notes due 2019	309.3	357.6	380.6	416.9
8.875% sterling senior notes due 2019	250.3	287.7	345.2	378.9
5.25% U.S. dollar senior notes due 2022	308.9	321.9	—	—
4.875% U.S. dollar senior notes due 2022	555.9	571.5	—	—
5.125% sterling senior notes due 2022	400.0	409.0	—	—
6.50% U.S. dollar senior secured notes due 2018	611.2	681.6	635.4	663.5
7.00% sterling senior secured notes due 2018	865.9	945.8	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	350.5	360.5	353.1	321.8
5.50% sterling senior secured notes due 2021	754.1	724.9	722.4	640.3

Concentrations of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.
At December 31, 2012 and 2011, we had £206.3 million and £300.4 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.
Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers. We perform periodic credit evaluations of our Business segment customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.
Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with gross recorded asset balances at December 31, 2012. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2012, based on market values, we had 81.9% of our derivative contracts with four financial institutions, each with more than 10% of our total exposure. At December 31, 2011, based on market values, we had 84.1% of our derivative contracts with six financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments
Our operations are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets.
We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar and euro denominated debt obligations. We have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling denominated debt obligations, and we have entered into interest rate swaps and cross-currency interest rate swaps to hedge the fair values of certain of our U.S. dollar and U.K. pounds sterling debt obligations. We have also entered into U.S. dollar forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.
Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, it is treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in net income in the consolidated statements of comprehensive income. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative or trading purposes.
During the years ended December 31, 2012 and 2011, we recognized gains of £152.3 million and losses of £54.5 million, respectively, on derivative instruments relating to derivative instruments that were not designated or qualifying as a hedging instrument.
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to net income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in net income in the consolidated statements of comprehensive income. As a result of our effectiveness assessment at December 31, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
Our derivative contracts are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swaps for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.
The conversion hedges are intended to offset a portion of the dilutive effects of conversion of the convertible notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible senior note investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible senior notes.
Refer to note 7 for a discussion of the conversion hedges.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our consolidated balance sheets were as follows (in millions):

	December 31, 2012	December 31, 2011
Included within current assets:
Accounting Hedges
Foreign currency forward rate contracts	£—	£0.1
Economic Hedges
Foreign currency forward rate contracts	—	1.6
Interest rate swaps	1.4	0.2
Cross-currency interest rate swaps	4.7	7.6
	£6.1	£9.5
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£105.9	£78.0
Cross-currency interest rate swaps	36.3	94.3
Economic Hedges
Interest rate swaps	—	3.1
Cross-currency interest rate swaps	17.0	34.3
Conversion hedges	302.4	138.2
	£461.6	£347.9
Included within current liabilities:
Economic Hedges
Interest rate swaps	2.1	7.5
Cross-currency interest rate swaps	6.0	9.2
	£8.1	£16.7
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£62.0	£7.3
Economic Hedges
Interest rate swaps	39.6	38.4
Cross-currency interest rate swaps	0.3	7.9
	£101.9	£53.6

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
During the three months ended December 31, 2012, we terminated the cross-currency interest rate swaps on the $850 million 9.50% senior notes due 2016, the €180 million 9.5% senior notes due 2016, and $100 million of the $600 million principal 8.375% senior notes due 2019 that were redeemed in the quarter. We also entered into new cross-currency interest rate swaps to mitigate the foreign exchange rate risk associated with the $900 million 4.875% senior notes due 2022.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Derivative Financial Instruments and Hedging Activities (continued)

As of December 31, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pounds sterling value of interest and principal payments on the U.S. dollar denominated senior notes and senior secured notes.
The terms of our outstanding cross-currency interest rate swaps at December 31, 2012, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1,000m convertible senior notes due 2016
November 2016	Economic	$1,000.0	£516.9	6.50%	6.91%
$507.1m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.375%	9.03%
October 2011 to October 2019	Accounting	235.7	142.5	8.375%	9.03%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	500.0	313.6	5.25%	5.80%
$900 senior notes due 2022
February 2022	Accounting	900.0	560.0	4.875%	5.11%
		$4,400.0	£2,617.4
Other
December 2013	Economic	€43.3	£30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
		€43.3	£30.8

December 2013	Economic	£29.7	€43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
		£29.7	€43.3
All of our cross-currency interest rate swaps include exchanges of the notional amounts at the end of the contract except for the contract maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.
Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations
As of December 31, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility which accrues at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding interest rate swap contracts at December 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Economic	£600.0	6 month LIBOR	2.86%
£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	6 month LIBOR + 1.84%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	£300.0	1.86%	3 month LIBOR
Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions
As of December 31, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
January 2013 to June 2013	Economic	$72.0	£44.5	1.6177

Cash Flow Hedging
For derivative instruments that are designated and qualify as cash flow Accounting Hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into net income in the statement of comprehensive income in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same line item that the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts that are not designated as Accounting Hedges are recognized as cash flows from operating activities in the consolidated statements of cash flows. If we discontinue hedge accounting for an instrument, subsequent cash flows are classified based on the nature of the instrument.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the consolidated statements of comprehensive income in the period in which they occur. During the years ended December 31, 2012 and 2011 we recognized no gain or loss relating to ineffectiveness on our cash flow hedges and £0.5 million in the year ended December 31, 2010.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain or (loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income (loss)	104.3	8.0	95.8	0.5	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(67.7)	—	(67.7)	—	—
Interest expense	(4.6)	—	(4.6)	—	—
Operating costs	(0.4)	—	—	(0.4)	—
Tax effect recognized	(17.9)	—	—	—	(17.9)
Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income (loss)	(24.2)	2.9	(27.1)	—	—
Amounts reclassified as a result of cash flow hedge discontinuance	(31.1)	(7.6)	(23.5)	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	6.3	—	6.3	—	—
Interest expense	2.5	—	2.5	—	—
Tax effect recognized	23.3	—	—	—	23.3
Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	(141.9)	—	(141.9)	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	85.3	—	85.3	—	—
Interest expense	9.0	—	9.0	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	11.6	—	—	—	11.6
Balance at December 31, 2012	£(68.5)	£3.3	£(72.8)	£—	£1.0

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to net income would be losses of £3.2 million relating to interest rate swaps, losses of £5.8 million relating to cross-currency interest rate swaps, and income of £0.0 million relating to forward foreign exchange contracts.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Derivative Financial Instruments and Hedging Activities (continued)

Fair Value Hedging
For derivative instruments that are designated in qualifying fair value Accounting Hedge relationships, changes in the fair value of the derivatives, inclusive of counterparty risk, are included in gains (losses) on derivatives in net income in other comprehensive income along with changes in the fair value of the hedged debt obligations due to changes in the hedged risk. The difference between this gain or loss and changes in the fair value of the hedged debt obligations due to changes in the hedged risk is referred to as hedge ineffectiveness. In our consolidated balance sheets, changes in the value of the hedged debt obligations due to changes in the hedged risk are included as adjustments to the carrying value of the debt.
In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts, that are not treated as Accounting Hedges, are recognized as operating activities in the consolidated statement of cash flows.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the consolidated statements of comprehensive income in the period in which they occur. During the years ended December 31, 2012, 2011 and 2010, we recognized hedge ineffectiveness (losses) gains of £(4.2) million, £3.7 million and £0.0 million, respectively.

Note 9—Stock-Based Compensation Plans
At December 31, 2012, we had a number of stock-based compensation plans, which are described below. In the years ended December 31, 2012, 2011 and 2010, the compensation cost that has been charged against income for these plans was £20.9 million, £22.5 million and £29.4 million, respectively. All our stock-based awards granted under our long term incentive plans or individual employment agreements are issued under our Stock Incentive Plans or our Sharesave Plan which have been approved by our stockholders.
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
Under the Virgin Media Inc. 2010 Stock Incentive Plan, under which subsequent options have been issued, options to purchase up to 29.0 million shares of our common stock may be granted from time to time to certain of our employees. Accordingly, we have reserved 29.0 million shares of common stock for issuance under the Virgin Media Inc. 2010 Stock Incentive Plan.
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
Valuation Basis
The following bases were applied in setting the assumptions used to measure the fair value of our stock based compensation plans.
Risk-free interest rates. This is the range of domestic risk free rates representing the principle markets in which our stock and the stocks of the comparator group organizations trade. For option grants this is the U.S. Treasury Strip rate

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9—Stock-Based Compensation Plans (continued)

posted at the date of grant having a term equal to the expected life of the option. An increase in the risk-free rates will increase compensation cost.
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
Expected lives. This is the period of time over which the granted options are expected to remain outstanding, and the period over which restricted stock units and performance shares will vest. For stock option grants, this assumption is based on actual stock option exercises. For restricted stock units and performance share grants, this assumption is based on the stated performance period. An increase in the expected lives will increase compensation cost.
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

Stock Option Grants
All options have a 10 year term and vest and become fully exercisable within 5 years of continued employment. We generally issue new shares upon exercise of the options. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Risk-free Interest Rate	0.72%	1.59%	1.89%
Expected Dividend Yield	0.67%	0.64%	0.90%
Expected Volatility	52.19%	59.10%	61.81%
Expected Lives	4.7 years	5.0 years	4.7 years
A summary of the status of our stock option grants outstanding as of December 31, 2012 pursuant to the stock incentive plans and the Virgin Media Sharesave Plan and of the changes during the year ended December 31, 2012, is provided below:

	Stock Incentive Plans				Weighted Average Exercise Price
	Non-performance Based	Performance Based	Virgin Media Sharesave	Total
Outstanding—beginning of year	10,925,292	690,000	2,667,510	14,282,802	$16.71
Granted	1,841,434	—	—	1,841,434	24.12
Exercised	(2,540,764)	—	(872,429)	(3,413,193)	13.65
Forfeited or Expired	(665,090)	—	(202,979)	(868,069)	20.21
Outstanding—end of year	9,560,872	690,000	1,592,102	11,842,974	18.75
Exercisable at end of the year	4,538,759	482,000	29,290	5,050,049	18.76
Expected to vest	3,836,176	208,000	1,373,736	5,417,912	$18.06
The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010, was $9.95, $10.44 and $8.81, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was £27.2 million, £31.1 million and £20.6 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9—Stock-Based Compensation Plans (continued)

For performance based option grants, the performance objectives are set by the Compensation Committee of the Board of Directors based upon quantitative and qualitative objectives, including earnings and stock price performance, amongst others. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.
The aggregate intrinsic value of options outstanding as at December 31, 2012 was £131.7 million with a weighted average remaining contractual term of 6.8 years. The aggregate intrinsic value of options exercisable as at December 31, 2012 was £56.1 million with a weighted average remaining contractual term of 5.4 years. The aggregate intrinsic value of options expected to vest as at December 31, 2012 was £62.4 million with a weighted average remaining contractual term of 7.7 years.
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
In 2010, the Compensation Committee introduced a relative stock performance measure to our stock incentive plan. The vesting of a proportion of restricted stock units under the 2010-2012, 2011-2013 and 2012-2014 long term incentive plans are subject to a relative Total Shareholder Value (“TSV”) performance measure. The measure is based on a comparison of our stock price growth with that of a comparator group of organizations selected by the Compensation Committee. The fair value of our restricted stock units containing a market condition, granted under our 2010-2012, 2011-2013 and 2012-2014 long term incentive plans was estimated at the date of grant using the Monte Carlo simulation model.
The following assumptions were used to measure the fair value of the proportion of restricted stock units subject to the TSV performance measure as of the grant date.

Year ended December 31, 2012
Risk-free Interest Rate	0.312% - 2.082%
Expected Dividend Yield	0.66%
Expected Volatility of Virgin Media Shares	39.36%
Expected Volatility of Selected Comparator Group Shares	17.11% - 44.74%
Expected Lives	2.929 Years

A summary of the status of our non-vested restricted stock units as of December 31, 2012, and of the changes during the year ended December 31, 2012, is provided below:

	Performance Based	Weighted Average Grant-date Fair Value
Non-vested—beginning of year	4,078,675	$14.96
Granted	1,522,494	24.45
Vested	(1,015,523)	9.10
Forfeited or Expired	(395,478)	18.16
Non-vested—end of year	4,190,168	$19.53

The restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 had total values on date of vesting of £16.1 million, £16.3 million and £1.8 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9—Stock-Based Compensation Plans (continued)

Restricted Stock Grants
A summary of the status of our non-vested shares of restricted stock as of December 31, 2012, and of changes during the year ended December 31, 2012, is provided below:

	Non-performance Based	Performance Based	Total	Weighted Average Grant-date Fair Value
Non-vested—beginning of year	100,000	212,500	312,500	$10.71
Granted	—	—	—	—
Vested	(100,000)	(203,050)	(303,050)	10.72
Forfeited or Expired	—	(9,450)	(9,450)	10.30
Non-vested—end of year	—	—	—	$—

As of December 31, 2012, there was no unrecognized compensation cost related to non-vested shares of restricted stock granted for which a measurement date has been established.
The total fair value of shares of restricted stock vested during the years ended December 31, 2012, 2011 and 2010, was £5.2 million, £5.1 million and £7.0 million, respectively.

Note 10—Employee Benefit Plans
Defined Benefit Plans
Certain of our subsidiaries operate two defined benefit pension plans in the U.K. The assets of the plans are held separately from those of ourselves and are invested in portfolios under the management of investment groups. The pension cost is calculated using the projected unit method. Our defined benefit pension plans use a measurement date of December 31. Our funding requirements are reviewed and generally revised based on a valuation that is performed every three years. The current triennial funding valuation is being performed as of December 31, 2011 and we expect our funding requirements arising from this valuation to be determined prior to March 31, 2013. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the U.K.
Employer Contributions
For the year ended December 31, 2012, we contributed £17.7 million to our pension plans. We presently anticipate contributing a total of £17.0 million to fund our pension plans in 2013, but this is subject to the outcome of the on-going triennial valuation.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10—Employee Benefit Plans (continued)

Obligations and Funded Status
The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2012	2011
Benefit obligation at beginning of year	£424.6	£390.0
Service cost	1.8	1.7
Interest cost	20.1	21.1
Members’ contributions	0.3	0.3
Plan amendments	—	(3.1)
Actuarial (gain) loss	(0.6)	27.4
Benefits paid	(15.1)	(12.8)
Benefit obligation at end of year	£431.1	£424.6

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2012	2011
Fair value of plan assets at beginning of year	£381.0	£351.0
Actual return on plan assets	0.7	25.0
Employer contributions	17.7	17.5
Employee contributions	0.3	0.3
Benefits paid	(15.1)	(12.8)
Fair value of plan assets at end of year	£384.6	£381.0

The funded status as of December 31, 2012 and 2011 was as follows (in millions):

	Year ended December 31,
	2012	2011
Projected benefit obligation	£431.1	£424.6
Plan assets	384.6	381.0
Funded status	(46.5)	(43.6)
Non-current liability	£(46.5)	£(43.6)

As of December 31, 2012 and 2011, all of the pension plans had projected benefit obligations in excess of plan assets. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2012	2011
Accumulated benefit obligation	£342.7	£335.3
Fair value of plan assets	289.8	303.7

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10—Employee Benefit Plans (continued)

Amount Included in Other Comprehensive Income
The amount included in other comprehensive income for the years ended December 31, 2012 and 2011 consisted of (in millions):

	Year ended December 31,
	2012	2011
Actuarial loss recognized in other comprehensive income	£16.9	£24.2
Prior service credit recognized in other comprehensive income	—	(0.2)
Actuarial loss recognized in net periodic benefit cost	(2.6)	(3.4)
Amount included in other comprehensive income	£14.3	£20.6

The following table presents the amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2012	2011
Net actuarial loss	£108.5	£94.1
Net prior year service credit	(0.1)	(0.1)
Amount included in accumulated other comprehensive income	£108.4	£94.0
Net Periodic Benefit Costs
The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Service cost	£1.8	£1.7	£1.6
Interest cost	20.1	21.1	21.4
Expected return on plan assets	(18.3)	(21.9)	(20.8)
Amortization of prior service cost	—	(2.8)	—
Recognized actuarial loss	2.6	3.4	3.6
Total net periodic benefit cost	£6.2	£1.5	£5.8

The expected return on plan assets for the year ended December 31, 2013 is £21.7 million. We expect to recognize £2.0 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2013.

As a result of the sale of various business operations in prior periods, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of those operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10—Employee Benefit Plans (continued)

 Assumptions
The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2012	2011
Discount rate	4.40%	4.80%
Rate of compensation increase	3.30%	3.50%

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year ended December 31,
	2012	2011	2010
Discount rate	4.80%	5.50%	5.75%
Expected long term rate of return on plan assets	5.41%	6.31%	6.50%
Rate of compensation increase	3.50%	4.00%	4.00%

The expected rate of return on plan assets is the expected future long term rate of earnings on plan assets and is based on expected returns on specific asset classes. These estimates are based on a combination of factors including current market rates, valuation levels, historical returns and premia for certain asset classes to determine the aggregate return for the plan assets. The projected return is then weighted according to the asset allocation of the overall plan assets.
Plan Assets
Our pension plan weighted-average asset allocations by asset category and by fair value hierarchy level at December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£168.4	£—	£—	£168.4
Government Bonds	19.5	—	—	19.5
Corporate Bonds	81.2	—	—	81.2
Real Estate	2.6	—	2.6	5.2
Hedge Funds	—	9.1	—	9.1
Cash	10.6	—	—	10.6
Insurance contract	—	—	90.6	90.6
Total	£282.3	£9.1	£93.2	£384.6

During the fourth quarter of 2012, the trustees of one of our defined benefit plans purchased an insurance contract that will pay an income stream to the plan which is expected to match all future cash outflows in respect of certain liabilities. The fair value of this insurance contract is presented as an asset of the plan and is measured based on the future cash flows to be received under the contract discounted using the same discount rate used to measure the associated liabilities.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10—Employee Benefit Plans (continued)

	December 31, 2011
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£125.4	£—	£—	£125.4
Government Bonds	142.7	—	—	142.7
Corporate Bonds	75.0	—	—	75.0
Real Estate	4.7	1.9	—	6.6
Hedge Funds	—	27.0	—	27.0
Cash	4.3	—	—	4.3
Total	£352.1	£28.9	£—	£381.0

The substantial majority of plan assets are valued using quoted prices for the holding.
The trustees of the main defined benefit pension plan, which makes up approximately 75% of the assets of our two defined benefit pension plans, have in place an asset allocation of 20% equities, 20% diversified growth funds, 40% insurance contracts and 20% bonds, at December 31, 2012. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, the trustees are considering moving towards a higher proportion of matching assets over time to reflect the steadily maturing profile of the liabilities and the improvement in the funding position.

There were no directly owned shares of our common stock included in the equity securities at December 31, 2012 or 2011.
Estimated Future Benefit Payments
The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2012 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2013	£15.6
2014	16.6
2015	17.6
2016	18.7
2017	19.8
Years 2018-2022	£119.9

Defined Contribution Pension Plans
Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £13.7 million, £13.6 million and £14.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 11—Income Taxes

Overview
For the year ended December 31, 2012 we recognized an income tax benefit of £2,591.2 million compared to an expense of £16.0 million and a benefit of £124.1 million in the years ended December 31, 2011 and 2010 respectively. The significant benefit recognized during 2012 related to the reversal of the valuation allowance on certain of our deferred tax assets.
Deferred tax valuation allowance
As of December 31, 2012 we had gross deferred tax assets of £5,682.5 million of which £5,359.2 million related to the U.K. and which principally comprised capital allowances, net operating losses, or NOLs, and capital losses. We accumulated these assets over the last two decades as we made significant investments in building our network infrastructure and incurred significant losses as we operated that network. These assets represent amounts we, in common with other companies in the U.K., are able to use to reduce our future taxable profits in the U.K. We have historically maintained a full valuation allowance on both our U.K. and U.S. deferred tax assets, reducing the value of these assets on our balance sheet to zero.
The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire.
When assessing all available evidence, we consider an important piece of objective evidence is the extent to which we have made pre-tax income or losses over the most recent three year period. Historically, we have maintained a full valuation allowance on our net deferred tax assets principally because we have been in a cumulative pre-tax loss position over the most recent three year period. While there has been a trend of positive evidence that has been strengthening in recent years, it was not sufficiently persuasive to outweigh the negative evidence provided by our cumulative pre-tax loss position. During the year ended December 31, 2012, we emerged from a cumulative pre-tax loss position in the U.K. for the first time, which removed this important piece of negative evidence from our evaluation.
Our assessment for the year ended December 31, 2012 considered the following positive and negative evidence. Based on this evidence, we concluded that it was more likely than not that in future periods we will generate sufficient pre-tax income to utilize substantially all of our U.K. deferred tax assets relating to capital allowances and NOLs:
Positive evidence:

•
We have now generated pre-tax income in the U.K. of more than £150 million for two consecutive years and have utilized some of our available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

•	Our U.K. capital allowances and NOLs do not have an expiration date.

•
Our financial performance has continued to improve despite challenging macroeconomic conditions. Steady growth in revenue and operating income has been maintained for three years, and we believe that financial performance will continue to improve even if the current economic conditions persist.

•	Our forecasts of future taxable income indicate that our pre-tax income and taxable income will increase in the future.

•	We have re-financed a significant portion of our high-coupon debt into lower-coupon, longer duration debt in recent years.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

Negative evidence:
In the absence of a cumulative loss in the last three years, the remaining negative evidence consists solely of our long history of significant pre-tax losses prior to 2011, dating back many years prior to the merger with Telewest in 2006. In total, our U.K. group companies have approximately £386.1 million of deferred tax assets on £1,678.7 million of NOLs which accumulated over many years. We believe that the combined impact of a number of company specific and industry specific developments over recent years makes it unlikely that those historic losses will be repeated in the future. These include:
Company specific factors:

•
The significant investment associated with building our unique cable network does not need to be replicated. Instead, we are able to spend relatively more modest sums to gradually upgrade and improve that network.

•
We have established ourselves as one of the major telecommunication service providers in the U.K., offering leading next generation broadband and television services, which has enabled us to steadily and economically grow revenues.

•
Significant restructuring and rationalization activities subsequent to the Telewest merger have reduced our cost base and focused the business on its core activities. This allowed us to leverage our network into financial returns and generate consistently improving operating margins.

•
There has been a material improvement in our credit standing in recent years, including certain of our debt being rated investment grade, which has allowed us to reduce and lock-in lower interest rates.

Industry specific factors:

•	The cable and telecommunications markets have matured since the late 1990s and early 2000s.

•	There is only one competitor in the U.K. with a substantial fiber network.

•
Pricing in the U.K. telecommunications market in recent years is considerably more rational than in the early to mid portion of the previous decade. We expect that trend to continue given a) the increase in demand for data traffic that requires a high speed delivery mechanism like our fiber network and b) the structure of the U.K. market.

•	Consolidation in the industry has reduced the number of competitors since the years in which we incurred significant losses.

•	The industry is capital intensive and barriers to entry are high; therefore, we do not envision uneconomic competition from new entrants.
After consideration of these factors, we determined that it was unlikely that the losses incurred prior to the year ended December 31, 2011 would be repeated and as a result, we did not place significant weight on the negative evidence provided by our long history of losses.
We believe that our positive evidence is strong. The improving financial performance in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but have only recently gathered sufficient weight to deliver objectively verifiable, consistent taxable profits.
A key consideration in our analysis was that the unlimited carryforward periods of our U.K. tax assets make the realization of those assets less sensitive to variations in our projections of future taxable income than would otherwise be the case if the carryforward periods were time limited. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets under a number of scenarios. We do not require material increases in the current levels of cash flows, book income, or taxable income to recover the value of our deferred tax assets other than capital losses.
The emergence from a cumulative loss position in the U.K. during 2012 was an important consideration in our assessment and changed the balance of the remaining available evidence. While strong positive evidence was present during 2011 and in earlier quarters of 2012, we concluded that the significance of the cumulative loss could not be overcome prior to December 31, 2012. In the absence of the negative evidence provided by cumulative losses over

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

the most recent three year period, we believe that the available positive evidence outweighs the remaining negative evidence. Therefore, we determined that it was appropriate to reverse substantially all of the valuation allowance on our U.K. deferred tax assets other than capital losses. The reversal of the valuation allowance on our U.K. deferred tax assets resulted in an income tax benefit of £2,488.9 million, or £9.07 per basic share and £7.52 per diluted share during the year ended December 31, 2012, and an increase in current and non-current deferred tax assets on the consolidated balance sheet for the year ended December 31, 2012. Beginning in the first quarter of 2013, we expect our net income and earnings per share to be impacted to a greater degree by income tax expense, which may fluctuate from period to period. However, this reversal will not result in any change to the amount of cash payments to the U.K. tax authorities for income taxes.
Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value of our U.K. deferred tax assets other than capital losses, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover all of the value of our deferred tax assets we would be required to establish a valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense and a material decrease in net income in the period in which we change our judgment.
During 2012, we also reversed a valuation allowance on the U.S. deferred tax assets related to certain of our subsidiaries that are considered dual resident in the U.K. and U.S. for tax purposes, and recognized a benefit of £103.4 million. The assets in these companies are principally comprised of NOLs. The companies have emerged from a cumulative loss position and after consideration of all available positive and negative evidence we believe it is more likely than not that the deferred tax assets will be utilized. Because those companies have emerged from a cumulative loss position, significant negative evidence no longer exists. Positive evidence exists in the form of recent profitability, forecasts for continued profitability, and long expiration periods for the NOLs. We do not require significant improvements in the level of profitability to utilize the deferred tax assets prior to their expiration.
We continue to maintain a full valuation allowance on our U.S. deferred tax assets related to companies included in our U.S. consolidated federal income tax return, because we do not believe it is more likely than not that we will be able to realize the value of these assets. We are in a cumulative loss position over the most recent three year period in the U.S., and we expect that position to continue into the future, principally because all of our revenue is generated in the U.K. We also continue to maintain a full valuation allowance on our deferred tax assets relating to capital losses, which totaled approximately £2,786.1 million as of December 31, 2012. We do not expect to realize any significant benefit from these capital losses because they can only be used to the extent we generate future U.K. taxable capital gains from assets held by subsidiaries owned prior to 2006.
We have considered the implications of the proposed merger with Liberty Global, as discussed in Subsequent Events in Note 18, on our accounting for our deferred tax assets. We note that a change in judgment that results in subsequent recognition, derecognition, or change in measurement of a tax position taken in a prior annual period shall be recognized as a discrete item in the period in which the change occurs. We are therefore not permitted to consider the impact of the proposed business combination until 2013 and the partial reversal of the allowance discussed above therefore remains appropriate.
Changes in tax laws and rates will also affect our deferred tax assets in the future. The U.K. government has announced a reduction in the rate of corporation tax from 23% to 21%. These reductions have not been enacted, but we will recognize a reduction in the value of our deferred tax assets and liabilities and a charge to income tax expense in the period of enactment which is expected to be during 2013.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

Income tax benefit (expense)
The benefit (expense) for income taxes consists of the following (in millions):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	£(0.6)	£(1.0)	£(4.9)
State and local	—	—	0.3
Foreign	0.1	5.1	25.0
Total current	(0.5)	4.1	20.4
Deferred:
Federal	103.4	3.2	79.8
Foreign	2,488.3	(23.3)	23.9
Total deferred	2,591.7	(20.1)	103.7
Total	£2,591.2	£(16.0)	£124.1
The foreign deferred income tax benefit for the year ended December 31, 2012 related to the reversal of the valuation allowance on certain of our U.K. deferred tax assets. The federal income tax benefit for the year ended December 31, 2012 related to the reversal of the valuation allowance on the U.S. deferred tax assets in our dual resident companies.
Based on the location of the entity to which earnings are attributable, consolidated income from continuing operations before income taxes for U.S. based operations was £45.4 million in 2012, losses of £122.4 million in 2011 and losses of £61.3 million in 2010 and the corresponding amounts for non-U.S. based operations were income of £216.0 million and £215.5 million in 2012 and 2011 respectively, and losses of £240.0 million in 2010 . However taxation of an entity's earnings may not correlate solely to where an entity is located and because of this the distribution of income tax benefit (expense) presented above between U.S. and non-U.S. may not correspond to the distribution of earnings presented above.
The reconciliation of income taxes computed at U.S. federal statutory rates to income tax benefit (expense) attributable to continuing operations is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
(Expense) benefit at federal statutory rate (35%)	£(91.5)	£(32.6)	£102.7
Add:
Non-deductible expenses	45.6	(55.2)	(36.6)
Difference in U.S. and foreign tax rates	22.8	17.6	(17.9)
Reduction of valuation allowance	2,614.9	78.1	38.3
Foreign tax (expense) benefit from discontinued operations and OCI	—	(23.3)	42.2
Other	(0.6)	(0.6)	(4.6)
Benefit (expense) for income taxes	£2,591.2	£(16.0)	£124.1

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

Deferred taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is not more likely than not that we will realize some portion or all of the deferred tax assets. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31, 2012
	UK	Dual Resident	US	Total
Deferred tax assets:
Net operating losses	£386.1	£184.6	£131.7	£702.4
Capital losses	2,786.0	—	0.1	2,786.1
Depreciation and amortization	2,056.2	—	0.3	2,056.5
Accrued expenses	24.6	—	2.6	27.2
Employee benefits	24.9	—	—	24.9
Derivative instruments	16.5	—	—	16.5
Capital costs and others	64.9	2.0	2.0	68.9
Total deferred tax assets	5,359.2	186.6	136.7	5,682.5
Valuation allowance for deferred tax assets	(2,823.6)	—	(109.3)	(2,932.9)
Total deferred tax assets, net of valuation allowance	2,535.6	186.6	27.4	2,749.6
Deferred tax liabilities:
Depreciation and amortization	£—	£83.2	£—	£83.2
Convertible bond accretion	—	—	25.8	25.8
Unrealized foreign exchange differences	—	—	1.6	1.6
Total deferred tax liabilities	£—	£83.2	£27.4	£110.6
Net deferred tax assets less deferred tax liabilities	£2,535.6	£103.4	£—	£2,639.0

	December 31, 2011
	UK	Dual Resident	US	Total
Deferred tax assets:
Net operating losses	£548.8	£205.3	£110.2	£864.3
Capital losses	3,025.8	—	0.2	3,026.0
Depreciation and amortization	2,188.0	—	0.2	2,188.2
Accrued expenses	42.0	—	2.0	44.0
Employee benefits	23.5	—	—	23.5
Derivative instruments	5.4	—	—	5.4
Capital costs and others	78.2	1.4	2.1	81.7
Total deferred tax assets	5,911.7	206.7	114.7	6,233.1
Valuation allowance for deferred tax assets	(5,911.7)	(111.3)	(80.8)	(6,103.8)
Total deferred tax assets, net of valuation allowance	—	95.4	33.9	129.3
Deferred tax liabilities:
Depreciation and amortization	£—	£95.4	£—	£95.4
Convertible bond accretion	—	—	32.3	32.3
Unrealized foreign exchange differences	—	—	1.6	1.6
Total deferred tax liabilities	—	95.4	33.9	129.3
Net deferred tax assets less deferred tax liabilities	£—	£—	£—	£—

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

Certain of our subsidiaries are dual resident for tax purposes as they are subject to taxation in both the U.S. and the U.K. The U.K. deferred tax assets of these subsidiaries are included in the U.K. column of the table above. The U.S. deferred tax assets and liabilities of these subsidiaries are included in the dual resident column of the table above. The U.S. deferred tax assets of the companies included in our U.S. parent company's consolidated federal income tax return are included in the U.S. column of the table above.

The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year ended December 31,
	2012	2011	2010
Balance, January 1	£6,103.8	£6,454.5	£6,770.8
Effect of changes in U.K. tax rates	(470.7)	(479.0)	(237.3)
Reduction in valuation allowance on U.S. NOLs	—	—	(79.8)
Reduction of valuation allowance due to gain on disposal of discontinued operations	—	—	(33.6)
(Reduction) establishment of valuation allowance	(2,639.0)	110.8
Increase in valuation allowance due to current year activity	(61.2)	17.5	34.4
Balance, December 31	£2,932.9	£6,103.8	£6,454.5

The change in tax rates relates to a reduction in the U.K. corporate income tax rate from 28% to 27% in 2010, to 25% in 2011, and to 23% in 2012. The deferred tax assets and liabilities presented for 2012 reflect the 23% rate. The U.K. government has announced a reduction in this rate to 21% from 1 April 2014, which when enacted during 2013 will result in a reduction in the value of our deferred tax assets.
At December 31, 2012, we had net operating loss carryforwards for U.S. federal income tax purposes of £376.3 million that expire between 2020 and 2032. We have U.K. net operating loss carryforwards of £1.7 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the legal entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £527.5 million and expires between 2012 and 2028. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate future U.K. taxable capital gain income from assets held by subsidiaries owned by the group prior to the merger with Telewest in 2006.
At December 31, 2012, we had fixed assets on which future U.K. tax deductions can be claimed of £13.2 billion. The maximum amount that can be claimed in any one year is 18% of the remaining balance, after additions, disposals and prior claims.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The statute of limitations is open for the years 2009 to 2012 in the U.S. and 2011 to 2012 in the U.K., our major tax jurisdictions.
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
We have accumulated undistributed earnings in one of our foreign subsidiaries that exceeds our tax basis in that subsidiary by approximately £950 million. We have not recognized a deferred tax liability in respect of U.S. taxes for this excess because a substantial majority of the earnings have been permanently invested in our U.K. operations. If we were able to repatriate these earnings, we believe there would be various methods available to us, each with

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11—Income Taxes (continued)

different U.S. tax consequences. It is impractical to estimate the amount of U.S. tax that would be recognized upon the reversal of this basis difference because of the uncertainty regarding the manner in which such a transaction and potential remittance might take place, the availability and complexity of calculating foreign tax credits that may be available, and the implications of indirect taxes.

Note 12—Related Party Transactions
Virgin Enterprises Limited
We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2012, Virgin Entertainment Investment Holdings Limited beneficially owned 2.5% of our common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of our Board of Directors and is a Director of Virgin Enterprises Limited.
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
During the first quarter of 2010, ntl:Telewest Business announced that it would rebrand using the Virgin trade marks to “Virgin Media Business”. Virgin Media has entered into a trade mark license with Virgin Enterprises Limited under which an annual royalty is payable of 0.25% of revenues from our business segment, subject to a minimum payment of £1.5 million.
During the years ended December 31, 2012, 2011 and 2010, respectively, we incurred expenses of £10.2 million, £10.1 million, and £10.1 million for charges in respect of brand licensing and promotion of which £5.1 million, £5.0 million and £4.7 million was payable at December 31, 2012, 2011 and 2010, respectively.
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
We pay UKTV for purchases of television programming rights. During the years ended December 31, 2011 and 2010, the net expense recognized in respect to these transactions through the consolidated statement of comprehensive income totaled £24.4 million and £24.8 million, respectively.
During the years ended December 31, 2011 and 2010, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £34.0 million and £34.4 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 13—Shareholders' Equity

Authorized Share Capital
Our authorized share capital for issuance consists of one billion shares of common stock, 300 million shares of Class B redeemable common stock and five million shares of preferred stock with a par value of $0.01 each. As at December 31, 2012 there were 269.3 million shares of common stock outstanding, and no Class B redeemable common stock or preferred stock outstanding. The common stock is voting with rights to dividends as declared by the Board of Directors.
The following table summarizes the movement in the number of shares of common stock outstanding during the years ended December 31, 2012, 2011 and 2010 (in millions):

Number of shares
December 31, 2009 outstanding shares	330.8
Net issuances and purchases during the period	(8.8)
December 31, 2010 outstanding shares	322.0
Net issuances and purchases during the period	(35.3)
December 31, 2011 outstanding shares	286.7
Net issuances and purchases during the period	(17.4)
December 31, 2012 outstanding shares	269.3

During the years ended December 31, 2012, 2011 and 2010, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2010:
March 2, 2010	$0.04	March 12, 2010	March 22, 2010	£8.8
May 27, 2010	0.04	June 11, 2010	June 21, 2010	9.0
July 23, 2010	0.04	September 13, 2010	September 23, 2010	8.2
November 23, 2010	0.04	December 13, 2010	December 23, 2010	8.1
Year ended December 31, 2011:
March 4, 2011	$0.04	March 14, 2011	March 24, 2011	£8.0
May 16, 2011	0.04	June 13, 2011	June 23, 2011	7.8
August 31, 2011	0.04	September 12, 2011	September 22, 2011	7.9
November 15, 2011	0.04	December 12, 2011	December 22, 2011	7.4
Year ended December 31, 2012:
February 17, 2012	$0.04	March 12, 2012	March 22, 2012	£7.0
May 23, 2012	0.04	June 12, 2012	June 22, 2012	7.1
August 21, 2012	0.04	September 11, 2012	September 21, 2012	6.6
November 16, 2012	0.04	December 11, 2012	December 21, 2012	6.6
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

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 13—Shareholders' Equity (continued)

Capital Structure Optimization
On July 27, 2011, we announced Phase 2 of our structure optimization program which included the application of up to £625 million for purposes of repurchasing our common stock. Phase 2 was extended on October 27, 2011, with the announcement of our intention to expend up to a further £250 million on share repurchases from the proceeds from the sale of our UKTV joint venture companies. These repurchases were completed during 2012 as part of the second phase program. At December 31, 2012 we had £122.5 million remaining under this program.
On February 8, 2012, we entered into a capped Accelerated Stock Repurchase (ASR) to purchase $250 million (£157.3 million) of our common stock. We received 10.2 million shares of common stock in connection with this ASR at an average purchase price per share of $24.58. The ASR was terminated on March 26, 2012 and the shares of common stock so acquired were cancelled. A further capped ASR commenced on July 24, 2012 to purchase $175 million (£112.7 million) of our common stock. We received 6.1 million shares of common stock in connection with this ASR at an average purchase price per share of $28.71. The ASR was terminated on October 26, 2012 and the shares of common stock so acquired were cancelled. Both ASRs undertaken during 2012 were under the authority of the 2011 capital optimization program.
During 2012 we made open market repurchases of 4.2 million shares of common stock in connection with the second phase capital structure optimization program, at an average purchase price per share of $22.54 ($94.9 million, £60.3 million, in aggregate). The shares of the common stock so acquired were cancelled.
During the year ended December 31, 2011, we repurchased approximately 40.9 million shares of common stock at an average purchase price per share of $25.03 ($1,022.5 million in aggregate), of which approximately 17.1 million shares were repurchased through open market repurchases at an average purchase price per share of $27.64 ($472.5 million in aggregate) and approximately 23.8 million shares were repurchased through capped accelerated stock repurchase programs at an average purchase price per share of $23.15 ($550 million in aggregate). These shares of common stock so acquired were cancelled.
On December 14, 2012, we announced Phase 3 of our capital structure optimization program, which comprises a planned share buyback of at least £1,122.5 million (including £122.5 million remaining under Phase 2 of the program) to be completed before the end of 2014. Under the terms of the Merger Agreement we signed with Liberty Global on February 5, 2013, we have suspended our capital returns program pending consummation of the merger. If the merger is not consummated we intend to resume our capital returns program. For more information on the proposed merger see note 18.

Note 14—Commitments and Contingent Liabilities
At December 31, 2012, we were committed to pay £1,369.4 million for equipment and services, exclusive of capital and operating leases. This amount includes £514.4 million for operations and maintenance contracts and other commitments from January 1, 2014 to 2019.
The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2013	£663.1
2014	255.9
2015	150.1
2016	97.6
2017	63.1
Thereafter	139.6
£1,369.4

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 14—Commitments and Contingent Liabilities (continued)

Purchase obligations in the table above represent amounts payable under fixed or minimum guaranteed commitments, and therefore do not represent the total fees that are expected to be paid under certain programming contracts where amounts payable are generally based on the number of customers receiving the programming.
This table excludes £668.9 million of accounts payable and accrued liabilities as at December 31, 2012 which will be paid in 2013.
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
Our revenue generating activities are subject to VAT. During the second quarter of 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the second quarter of 2011, and £77.6 million of which is included in interest income and other, net in the consolidated statement of comprehensive income for the year ended December 31, 2011.
Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £31.9 million as of December 31, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2013.
Our banks have provided guarantees in the form of stand by letters of credit on our behalf as part of our contractual obligations. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2013	£4.7
2014	—
2015	1.7
2016	—
2017	—
Thereafter	0.6
£7.0

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 15—Industry Segments

Our reporting segments are based on our method of internal reporting and the information used by our chief executive officer, who is our chief operating decision maker, or CODM, to evaluate segment performance and make capital allocation decisions. We have two reporting segments, Consumer and Business, as described below.
Our Consumer segment is our largest segment, consisting of the distribution of television programming, broadband and fixed line telephone services to residential customers on our cable network, the provision of broadband and fixed line telephony services to residential customers outside of our cable network, and the provision of mobile telephony and mobile broadband to residential customers.
Our Business segment comprises our operations carried out through Virgin Media Business which provides voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K.
Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management’s measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and cannot be allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by our Consumer and Business segments.
Segment information for the years ended December 31, 2012, 2011 and 2010 was as follows (in millions):

	Year ended December 31, 2012
	Consumer	Business	Total
Revenue	£3,430.2	£670.3	£4,100.5
Segment contribution	£2,053.2	£380.8	£2,434.0

	Year ended December 31, 2011
	Consumer	Business	Total
Revenue	£3,354.4	£637.4	£3,991.8
Segment contribution	£1,991.5	£377.4	£2,368.9

	Year ended December 31, 2010
	Consumer	Business	Total
Revenue	£3,279.0	£596.8	£3,875.8
Segment contribution	£1,982.4	£342.8	£2,325.2

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 15—Industry Segments (continued)

The reconciliation of total segment contribution to our consolidated operating income and net income (loss) is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Total segment contribution	£2,434.0	£2,368.9	£2,325.2
Other operating and corporate costs	780.5	778.7	815.0
Restructuring and other charges	2.7	8.4	53.0
Depreciation	951.7	923.2	987.7
Amortization	—	118.4	147.6
Consolidated operating income	699.1	540.2	321.9
Other income (expense)
Interest expense	(398.5)	(440.8)	(477.8)
Loss on extinguishment of debt	(187.8)	(47.2)	(70.0)
Share of income from equity investments	—	18.6	24.0
Loss on disposal of equity investments	—	(7.2)	—
Gain (loss) on derivative instruments	148.1	(50.7)	(65.6)
Foreign currency losses	(6.3)	(2.4)	(34.1)
Interest income and other, net	6.8	82.6	8.3
Income tax benefit (expense)	2,591.2	(16.0)	124.1
Income (loss) from continuing operations	2,852.6	77.1	(169.2)
(Loss) income from discontinued operations, net of tax	—	(1.2)	27.8
Net income (loss)	£2,852.6	£75.9	£(141.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes

 We present the following condensed consolidating financial information as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X.
Virgin Media Finance PLC is the issuer of the following senior notes:

•	$507.1 million aggregate principal amount of 8.375% senior notes due 2019

•	£253.5 million aggregate principal amount of 8.875% senior notes due 2019

•	$500 million aggregate principal amount of 5.25% senior notes due 2022

•	$900 million aggregate principal amount of 4.875% senior notes due 2022

•	£400 million aggregate principal amount of 5.125% senior notes due 2022
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

	December 31, 2012
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£10.3	£1.0	£0.1	£0.1	£—	£194.8	£—	£206.3
Restricted cash	—	—	—	—	—	1.9	—	1.9
Deferred income taxes	—	—	—	—	—	52.9	—	52.9
Other current assets	0.2	—	—	12.7	—	540.2	—	553.1
Total current assets	10.5	1.0	0.1	12.8	—	789.8	—	814.2
Fixed assets, net	—	—	—	—	—	4,512.2	—	4,512.2
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,032.5	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,414.1	3,085.4	1,912.9	4,364.9	5,246.8	(2,417.5)	(15,606.6)	—
Deferred income taxes	—	—	—	—	—	2,586.1	—	2,586.1
Other assets, net	308.3	19.8	—	162.8	—	83.4	—	574.3
Total assets	£3,732.9	£3,106.2	£1,898.0	£4,540.5	£5,246.8	£7,586.5	£(15,606.6)	£10,504.3
Current liabilities	£31.1	£27.0	£5.3	£64.4	£—	£1,746.8	£(650.6)	£1,224.0
Long term debt, net of current portion	544.0	1,824.4	—	—	—	3,483.6	—	5,852.0
Other long term liabilities	0.2	—	—	101.9	—	168.6	—	270.7
Total liabilities	575.3	1,851.4	5.3	166.3	—	5,399.0	(650.6)	7,346.7
Shareholders’ equity	3,157.6	1,254.8	1,892.7	4,374.2	5,246.8	2,187.5	(14,956.0)	3,157.6
Total liabilities and shareholders’ equity	£3,732.9	£3,106.2	£1,898.0	£4,540.5	£5,246.8	£7,586.5	£(15,606.6)	£10,504.3

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes (continued)

	December 31, 2011
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£1.9	£0.3	£0.1	£—	£281.9	£—	£300.4
Restricted cash	—	—	—	—	—	1.9	—	1.9
Other current assets	0.3	—	1.0	16.3	—	524.3	—	541.9
Total current assets	16.5	1.9	1.3	16.4	—	808.1	—	844.2
Fixed assets, net	—	—	—	—	—	4,602.7	—	4,602.7
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,032.5	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	330.2	(841.2)	1,474.5	2,217.5	(2,902.6)	(1,320.6)	—
Other assets, net	146.1	23.5	—	208.4	—	96.4	—	474.4
Total assets	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8
Current liabilities	£14.6	£52.2	£13.6	£101.2	£—	£1,897.8	£(801.6)	£1,277.8
Long term debt, net of current portion	551.1	1,720.3	—	—	—	3,507.1	—	5,778.5
Other long term liabilities	0.2	—	—	45.8	—	197.6	—	243.6
Total liabilities	565.9	1,772.5	13.6	147.0	—	5,602.5	(801.6)	7,299.9
Shareholders’ equity (deficit)	638.9	(1,416.9)	(868.5)	1,552.3	2,217.5	(965.4)	(519.0)	638.9
Total liabilities and shareholders’ equity (deficit)	£1,204.8	£355.6	£(854.9)	£1,699.3	£2,217.5	£4,637.1	£(1,320.6)	£7,938.8

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2012
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£4,100.5	£—	£4,100.5
Operating costs	—	—	—	—	—	(1,629.2)	—	(1,629.2)
Selling, general and administrative expenses	(15.3)	—	—	—	—	(802.5)	—	(817.8)
Restructuring and other charges	—	—	—	—	—	(2.7)	—	(2.7)
Depreciation and amortization	—	—	—	—	—	(951.7)	—	(951.7)
Operating income (loss)	(15.3)	—	—	—	—	714.4	—	699.1
Interest expense	(112.4)	(155.2)	(10.9)	(344.4)	—	(939.2)	1,163.6	(398.5)
Loss on extinguishment of debt	—	(187.8)	—	—	—	—	—	(187.8)
Gain (loss) on derivative instruments	174.2	—	—	(26.1)	—	—	—	148.1
Foreign currency losses	(0.1)	(7.8)	(2.8)	(24.5)	—	(4.5)	33.4	(6.3)
Interest income and other, net	—	167.2	15.5	186.2	—	801.5	(1,163.6)	6.8
Income tax benefit (expense)	—	—	0.1	(0.6)	—	2,591.7	—	2,591.2
Income (loss) from continuing operations	46.4	(183.6)	1.9	(209.4)	—	3,163.9	33.4	2,852.6
Equity in net income (loss) of subsidiaries	2,806.2	2,902.4	2,804.2	3,078.4	3,076.4	—	(14,667.6)	—
Net income	£2,852.6	£2,718.8	£2,806.1	£2,869.0	£3,076.4	£3,163.9	£(14,634.2)	£2,852.6
Total comprehensive income	£2,816.8	£2,671.7	£2,761.2	£2,821.8	£3,077.0	£3,164.5	£(14,496.2)	£2,816.8

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2011
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£3,991.8	£—	£3,991.8
Operating costs	—	—	—	—	—	(1,605.6)	—	(1,605.6)
Selling, general and administrative expenses	(13.2)	—	—	—	—	(782.8)	—	(796.0)
Restructuring and other charges	—	—	—	—	—	(8.4)	—	(8.4)
Depreciation and amortization	—	—	—	—	—	(1,041.6)	—	(1,041.6)
Operating income (loss)	(13.2)	—	—	—	—	553.4	—	540.2
Interest expense	(66.2)	(188.8)	(35.7)	(382.0)	—	(1,035.2)	1,267.1	(440.8)
Loss on extinguishment of debt	—	(18.3)	—	—	—	(28.9)	—	(47.2)
Share of income from equity investments	—	—	—	—	—	18.6	—	18.6
Loss on disposal of equity investments	—	—	—	—	—	(7.2)	—	(7.2)
Loss on derivative instruments	(43.4)	—	—	(7.3)	—	—	—	(50.7)
Foreign currency (losses) gains	(0.4)	0.2	(4.2)	(0.4)	—	2.4	—	(2.4)
Interest income and other, net	3.7	190.4	39.4	178.9	—	937.3	(1,267.1)	82.6
Income tax (expense) benefit	—	—	(0.3)	(23.3)	—	7.6	—	(16.0)
Income (loss) from continuing operations	(119.5)	(16.5)	(0.8)	(234.1)	—	448.0	—	77.1
Loss on discontinued operations, net of tax	—	—	—	—	—	(1.2)	—	(1.2)
Equity in net income (loss) of subsidiaries	195.4	187.7	196.3	422.0	496.7	—	(1,498.1)	—
Net income (loss)	£75.9	£171.2	£195.5	£187.9	£496.7	£446.8	£(1,498.1)	£75.9
Total comprehensive income	£19.4	£127.5	£151.2	£144.2	£499.5	£449.6	£(1,372.0)	£19.4

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2010
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£3,875.8	£—	£3,875.8
Operating costs	—	—	—	—	—	(1,575.0)	—	(1,575.0)
Selling, general and administrative expenses	(19.0)	—	—	—	—	(771.6)	—	(790.6)
Restructuring and other charges	—	—	—	—	—	(53.0)	—	(53.0)
Depreciation and amortization	—	—	—	—	—	(1,135.3)	—	(1,135.3)
Operating income (loss)	(19.0)	—	—	—	—	340.9	—	321.9
Interest expense	(59.7)	(216.2)	(100.7)	(425.9)	—	(932.2)	1,256.9	(477.8)
Loss on extinguishment of debt	—	—	—	(50.6)	—	(19.4)	—	(70.0)
Share of income from equity investments	—	—	—	—	—	24.0	—	24.0
Loss on derivative instruments	(17.4)	—	—	(46.2)	—	(2.0)	—	(65.6)
Foreign currency (losses) gains	0.9	1.5	(3.8)	4.8	—	(37.5)	—	(34.1)
Interest income and other, net	35.8	213.9	104.6	141.6	—	769.3	(1,256.9)	8.3
Income tax benefit (expense)	(4.2)	—	0.4	17.9	—	110.0	—	124.1
(Loss) income from continuing operations	(63.6)	(0.8)	0.5	(358.4)	—	253.1	—	(169.2)
Income on discontinued operations, net of tax	—	—	—	—	—	27.8	—	27.8
Equity in net (loss) income of subsidiaries	(77.8)	(101.5)	(78.2)	256.9	254.6	—	(254.0)	—
Net (loss) income	£(141.4)	£(102.3)	£(77.7)	£(101.5)	£254.6	£280.9	£(254.0)	£(141.4)
Total comprehensive (loss) income	£(77.4)	£(40.8)	£(13.0)	£(40.0)	£252.2	£278.5	£(436.9)	£(77.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2012
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(91.5)	£(140.6)	£(3.0)	£(188.3)	£—	£1,463.1	£—	£1,039.7
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(783.2)	—	(783.2)
Proceeds from sale of fixed assets	—	—	—	—	—	2.6	—	2.6
Principal drawdowns (repayments) on loans to group companies	436.5	14.8	2.8	214.3	—	(668.4)	—	—
Acquisitions, net of cash acquired	—	—	—	—	—	(0.6)	—	(0.6)
Disposal of equity investments, net	—	—	—	—	—	(2.5)	—	(2.5)
Net cash (used in) provided by investing activities	436.5	14.8	2.8	214.3	—	(1,452.1)	—	(783.7)
Financing activities:
New borrowings, net of financing fees	—	1,266.8	—	175.0	—	(0.1)	—	1,441.7
Repurchase of common stock	(330.2)	—	—	—	—	—	—	(330.2)
Proceeds from employee stock option exercises, net of taxes reimbursed	8.2	—	—	—	—	—	—	8.2
Principal payments on long term debt and capital leases	—	(1,141.9)	—	(175.0)	—	(98.0)	—	(1,414.9)
Payments for settlement of cross currency swaps	—	—	—	(26.0)	—	—	—	(26.0)
Dividends paid	(27.3)	—	—	—	—	—	—	(27.3)
Net cash (used in) provided by financing activities	(349.3)	124.9	—	(26.0)	—	(98.1)	—	(348.5)
Effect of exchange rates on cash and cash equivalents	(1.6)	—	—	—	—	—	—	(1.6)
Decrease in cash and cash equivalents	(5.9)	(0.9)	(0.2)	—	—	(87.1)	—	(94.1)
Cash and cash equivalents at beginning of period	16.2	1.9	0.3	0.1	—	281.9	—	300.4
Cash and cash equivalents at end of period	£10.3	£1.0	£0.1	£0.1	£—	£194.8	£—	£206.3

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2011
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(56.1)	£(20.0)	£(4.7)	£(204.0)	£—	£1,433.9	£—	£1,149.1
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(656.7)	—	(656.7)
Proceeds from sale of fixed assets	—	—	—	—	—	2.2	—	2.2
Principal repayments on loans to equity investments	—	—	—	—	—	108.2	—	108.2
Principal drawdowns (repayments) on loans to group companies	621.6	360.5	4.6	144.5	—	(1,131.2)	—	—
Acquisitions, net of cash acquired	—	—	—	—	—	(14.6)	—	(14.6)
Disposal of equity investments, net	—	—	—	—	—	243.4	—	243.4
Other	—	—	—	—	—	2.8	—	2.8
Net cash (used in) provided by investing activities	621.6	360.5	4.6	144.5	—	(1,445.9)	—	(314.7)
Financing activities:
New borrowings, net of financing fees	—	—	—	(10.4)	—	987.4	—	977.0
Repurchase of common stock	(635.0)	—	—	—	—	—	—	(635.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	17.5	—	—	—	—	—	—	17.5
Principal payments on long term debt and capital leases	—	(340.4)	—	—	—	(1,054.6)	—	(1,395.0)
Proceeds from settlement of cross currency swaps	—	—	—	65.5	—	—	—	65.5
Dividends paid	(31.1)	—	—	—	—	—	—	(31.1)
Net cash (used in) provided by financing activities	(648.6)	(340.4)	—	55.1	—	(67.2)	—	(1,001.1)
Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	—	—	(10.4)	—	(10.4)
Net cash used in discontinued operations	—	—	—	—	—	(10.4)	—	(10.4)
Effect of exchange rates on cash and cash equivalents	(2.0)	—	—	—	—	—	—	(2.0)
(Decrease) increase in cash and cash equivalents	(85.1)	0.1	(0.1)	(4.4)	—	(89.6)	—	(179.1)
Cash and cash equivalents at beginning of period	£101.3	£1.8	£0.4	£4.5	£—	£371.5	£—	£479.5
Cash and cash equivalents at end of period	£16.2	£1.9	£0.3	£0.1	£—	£281.9	£—	£300.4

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16—Condensed Consolidating Financial Information—Senior Notes (continued)

	Year ended December 31, 2010
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.5)	£5.4	£6.8	£(10.9)	£—	£1,070.8	£—	£1,037.6
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(628.4)	—	(628.4)
Proceeds from sale of fixed assets	—	—	—	—	—	36.0	—	36.0
Principal repayments on loans to equity investments	—	—	—	—	—	8.4	—	8.4
Principal drawdowns (repayments) on loans to group companies	479.9	173.7	(6.7)	1,556.1	—	(2,203.0)	—	—
Disposal of businesses, net	—	—	—	—	—	167.4	—	167.4
Other	—	—	—	—	—	5.2	—	5.2
Net cash (used in) provided by investing activities	479.9	173.7	(6.7)	1,556.1	—	(2,614.4)	—	(411.4)
Financing activities:
New borrowings, net of financing fees	—	—	—	(71.0)	—	3,143.0	—	3,072.0
Repurchase of common stock	(161.5)	—	—	—	—	—	—	(161.5)
Purchase of conversion hedges	(205.4)	—	—	—	—	—	—	(205.4)
Proceeds from employee stock option exercises	17.0	—	—	—	—	—	—	17.0
Principal payments on long term debt and capital leases	—	(179.2)	—	(1,726.9)	—	(1,333.7)	—	(3,239.8)
Intercompany funding movements	22.8	—	—	(35.7)	—	12.9	—	—
Dividends paid	(34.1)	—	—	—	—	—	—	(34.1)
Net cash (used in) provided by financing activities	(361.2)	(179.2)	—	(1,833.6)	—	1,822.2	—	(551.8)
Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	—	—	(30.1)	—	(30.1)
Net cash used in discontinued operations	—	—	—	—	—	(30.1)	—	(30.1)
Effect of exchange rates on cash and cash equivalents	4.7	—	—	—	—	—	—	4.7
Increase (decrease) in cash and cash equivalents	88.9	(0.1)	0.1	(288.4)	—	248.5	—	49.0
Cash and cash equivalents at beginning of period	12.4	1.9	0.3	292.9	—	123.0	—	430.5
Cash and cash equivalents at end of period	£101.3	£1.8	£0.4	£4.5	£—	£371.5	£—	£479.5

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010 as required by Rule 3-10(d) of Regulation S-X.
Virgin Media Secured Finance PLC is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£650 million aggregate principal amount of 5.50% senior notes due 2021

•	$500 million aggregate principal amount of 5.25% senior notes due 2021
Our senior secured notes are issued by Virgin Media Secured Finance PLC and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. They also rank pari passu with and, subject to certain exceptions, share in the same guarantees and security which has been granted in favor of our senior credit facility.

	December 31, 2012
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£10.3	£—	£191.9	£4.1	£—	£206.3
Restricted cash	—	—	1.0	0.9	—	1.9
Deferred income taxes	—	—	52.9	—	—	52.9
Other current assets	0.2	—	552.9	—	—	553.1
Total current assets	10.5	—	798.7	5.0	—	814.2
Fixed assets, net	—	—	3,917.9	594.3	—	4,512.2
Goodwill and intangible assets, net	—	—	1,869.2	148.3	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,414.1	2,589.8	(1,203.8)	3,992.8	(8,792.9)	—
Deferred income taxes	—	—	2,586.1	—	—	2,586.1
Other assets, net	308.3	24.6	241.4	—	—	574.3
Total assets	£3,732.9	£2,614.4	£8,209.5	£4,740.4	£(8,792.9)	£10,504.3
Current liabilities	£31.1	£28.5	£1,329.4	£485.6	£(650.6)	£1,224.0
Long term debt, net of current portion	544.0	2,581.8	2,726.2	—	—	5,852.0
Other long term liabilities	0.2	—	255.8	14.7	—	270.7
Total liabilities	575.3	2,610.3	4,311.4	500.3	(650.6)	7,346.7
Shareholders’ equity	3,157.6	4.1	3,898.1	4,240.1	(8,142.3)	3,157.6
Total liabilities and shareholders’ equity	£3,732.9	£2,614.4	£8,209.5	£4,740.4	£(8,792.9)	£10,504.3

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	December 31, 2011
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£16.2	£—	£263.8	£20.4	£—	£300.4
Restricted cash	—	—	1.0	0.9	—	1.9
Other current assets	0.3	—	521.4	20.2	—	541.9
Total current assets	16.5	—	786.2	41.5	—	844.2
Fixed assets, net	—	—	3,986.8	615.9	—	4,602.7
Goodwill and intangible assets, net	—	—	1,869.2	148.3	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	1,042.2	2,578.1	(1,521.3)	1,389.7	(3,488.7)	—
Other assets, net	146.1	28.8	298.9	0.6	—	474.4
Total assets	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8
Current liabilities	£14.6	£28.9	£1,386.9	£649.0	£(801.6)	£1,277.8
Long term debt, net of current portion	551.1	2,575.4	2,652.0	—	—	5,778.5
Other long term liabilities	0.2	—	211.2	32.2	—	243.6
Total liabilities	565.9	2,604.3	4,250.1	681.2	(801.6)	7,299.9
Shareholders’ equity	638.9	2.6	1,169.7	1,514.8	(2,687.1)	638.9
Total liabilities and shareholders’ equity	£1,204.8	£2,606.9	£5,419.8	£2,196.0	£(3,488.7)	£7,938.8

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Year ended December 31, 2012
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£3,854.8	£245.7	£—	£4,100.5
Operating costs	—	—	(1,554.0)	(75.2)	—	(1,629.2)
Selling, general and administrative expenses	(15.3)	—	(749.1)	(53.4)	—	(817.8)
Restructuring and other charges	—	—	(0.4)	(2.3)	—	(2.7)
Depreciation and amortization	—	—	(861.7)	(90.0)	—	(951.7)
Operating income (loss)	(15.3)	—	689.6	24.8	—	699.1
Interest expense	(112.4)	(162.0)	(928.3)	(393.6)	1,197.8	(398.5)
Loss on extinguishment of debt	—	—	(187.8)	—	—	(187.8)
Gain (loss) on derivative instruments	174.2	—	(26.1)	—	—	148.1
Foreign currency (losses) gains	(0.1)	—	(46.6)	7.0	33.4	(6.3)
Interest and other income, net	—	163.5	613.1	428.0	(1,197.8)	6.8
Income tax benefit	—	—	2,591.1	0.1	—	2,591.2
Income from continuing operations	46.4	1.5	2,705.0	66.3	33.4	2,852.6
Equity in net income (loss) of subsidiaries	2,806.2	—	70.4	2,739.8	(5,616.4)	—
Net income	£2,852.6	£1.5	£2,775.4	£2,806.1	£(5,583.0)	£2,852.6
Total comprehensive income	£2,816.8	£1.5	£2,728.2	£2,761.1	£(5,490.8)	£2,816.8

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Year ended December 31, 2011
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£3,534.6	£457.2	£—	£3,991.8
Operating costs	—	—	(1,324.9)	(280.7)	—	(1,605.6)
Selling, general and administrative expenses	(13.2)	—	(703.7)	(79.1)	—	(796.0)
Restructuring and other charges	—	—	(8.0)	(0.4)	—	(8.4)
Depreciation and amortization	—	—	(917.9)	(123.7)	—	(1,041.6)
Operating income (loss)	(13.2)	—	580.1	(26.7)	—	540.2
Interest expense	(66.2)	(152.3)	(1,050.5)	(443.5)	1,271.7	(440.8)
Loss on extinguishment of debt	—	—	(47.2)	—	—	(47.2)
Share of income from equity investments	—	—	—	18.6	—	18.6
Loss on disposal of equity investments	—	—	—	(7.2)	—	(7.2)
Loss on derivative instruments	(43.4)	—	(7.3)	—	—	(50.7)
Foreign currency (losses) gains	(0.4)	—	22.7	(24.7)	—	(2.4)
Interest and other income, net	3.7	153.8	763.9	432.9	(1,271.7)	82.6
Income tax (expense) benefit	—	—	(18.9)	2.9	—	(16.0)
Income (loss) from continuing operations	(119.5)	1.5	242.8	(47.7)	—	77.1
Loss on discontinued operations, net of tax	—	—	—	(1.2)	—	(1.2)
Equity in net income (loss) of subsidiaries	£195.4	£—	£(34.9)	£244.3	£(404.8)	£—
Net income	£75.9	£1.5	£207.9	£195.4	£(404.8)	£75.9
Total comprehensive income	£19.4	£1.5	£164.2	£151.1	£(316.8)	£19.4

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£3,465.2	£410.6	£—	£3,875.8
Operating costs	—	—	(1,319.1)	(255.9)	—	(1,575.0)
Selling, general and administrative expenses	(19.0)	—	(698.1)	(73.5)	—	(790.6)
Restructuring and other charges	—	—	(23.0)	(30.0)	—	(53.0)
Depreciation and amortization	—	—	(1,008.9)	(126.4)	—	(1,135.3)
Operating income (loss)	(19.0)	—	416.1	(75.2)	—	321.9
Interest expense	(59.7)	(100.0)	(1,024.3)	(550.7)	1,256.9	(477.8)
Loss on extinguishment of debt	—	—	(70.0)	—	—	(70.0)
Share of income from equity investments	—	—	—	24.0	—	24.0
Loss on derivative instruments	(17.4)	—	(48.2)	—	—	(65.6)
Foreign currency (losses) gains	0.9	—	4.8	(39.8)	—	(34.1)
Interest and other income, net	35.8	101.1	639.8	488.5	(1,256.9)	8.3
Income tax benefit (expense)	(4.2)	—	48.1	80.2	—	124.1
(Loss) income from continuing operations	(63.6)	1.1	(33.7)	(73.0)	—	(169.2)
Income on discontinued operations, net of tax	—	—	—	27.8	—	27.8
Equity in net (loss) income of subsidiaries	(77.8)	—	(35.6)	(32.6)	146.0	—
Net (loss) income	£(141.4)	£1.1	£(69.3)	£(77.8)	£146.0	£(141.4)
Total comprehensive (loss) income	£(77.4)	£1.1	£(7.8)	£2.7	£4.0	£(77.4)

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Year ended December 31, 2012
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(91.5)	£1.5	£1,008.7	£121.0	£—	£1,039.7
Investing activities:
Purchase of fixed and intangible assets	—	—	(678.7)	(104.5)	—	(783.2)
Proceeds from sale of fixed assets	—	—	2.6	—	—	2.6
Principal drawdowns (repayments) on loans to group companies	436.5	(1.3)	(405.5)	(29.7)	—	—
Acquisitions, net of cash acquired	—	—	—	(0.6)	—	(0.6)
Disposal of equity investments, net	—	—	—	(2.5)	—	(2.5)
Net cash (used in) provided by investing activities	436.5	(1.3)	(1,081.6)	(137.3)	—	(783.7)
Financing activities:
New borrowings, net of financing fees	—	(0.2)	1,441.9	—	—	1,441.7
Repurchase of common stock	(330.2)	—	—	—	—	(330.2)
Proceeds from employee stock option exercises, net of taxes reimbursed	8.2	—	—	—	—	8.2
Principal payments on long term debt and capital leases	—	—	(1,414.9)	—	—	(1,414.9)
Payments for settlement of cross-currency swaps	—	—	(26.0)	—	—	(26.0)
Dividends paid	(27.3)	—	—	—	—	(27.3)
Net cash (used in) provided by financing activities	(349.3)	(0.2)	1.0	—	—	(348.5)
Effect of exchange rates on cash and cash equivalents	(1.6)	—	—	—	—	(1.6)
Decrease in cash and cash equivalents	(5.9)	—	(71.9)	(16.3)	—	(94.1)
Cash and cash equivalents at beginning of period	16.2	—	263.8	20.4	—	300.4
Cash and cash equivalents at end of period	£10.3	£—	£191.9	£4.1	£—	£206.3

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Year ended December 31, 2011
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(56.1)	£—	£1,120.0	£85.2	£—	£1,149.1
Investing activities:
Purchase of fixed and intangible assets	—	—	(617.0)	(39.7)	—	(656.7)
Proceeds from sale of fixed assets	—	—	2.0	0.2	—	2.2
Principal repayments on loans to equity investments	—	—	—	108.2	—	108.2
Principal drawdowns (repayments) on loans to group companies	621.6	(941.0)	695.1	(375.7)	—	—
Acquisitions, net of cash acquired	—	—	—	(14.6)	—	(14.6)
Disposal of equity investments, net	—	—	—	243.4	—	243.4
Other	—	—	0.3	2.5	—	2.8
Net cash (used in) provided by investing activities	621.6	(941.0)	80.4	(75.7)	—	(314.7)
Financing activities:
New borrowings, net of financing fees	—	941.0	36.0	—	—	977.0
Repurchase of common stock	(635.0)	—	—	—	—	(635.0)
Proceeds from employee stock option exercises, net of taxes reimbursed	17.5	—	—	—	—	17.5
Principal payments on long term debt and capital leases	—	—	(1,395.0)	—	—	(1,395.0)
Proceeds from settlement of cross currency swaps	—	—	65.5	—	—	65.5
Dividends paid	(31.1)	—	—	—	—	(31.1)
Net cash (used in) provided by financing activities	(648.6)	941.0	(1,293.5)	—	—	(1,001.1)
Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	(10.4)	—	(10.4)
Net cash used in discontinued operations	—	—	—	(10.4)	—	(10.4)
Effect of exchange rates on cash and cash equivalents	(2.0)	—	—	—	—	(2.0)
Decrease in cash and cash equivalents	(85.1)	—	(93.1)	(0.9)	—	(179.1)
Cash and cash equivalents at beginning of period	101.3	—	356.9	21.3	—	479.5
Cash and cash equivalents at end of period	£16.2	£—	£263.8	£20.4	£—	£300.4

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 17—Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Year ended December 31, 2010
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.5)	£—	£1,103.8	£(31.7)	£—	£1,037.6
Investing activities:
Purchase of fixed and intangible assets	—	—	(587.0)	(41.4)	—	(628.4)
Proceeds from sale of fixed assets	—	—	30.5	5.5	—	36.0
Principal repayments on loans to equity investments	—	—	—	8.4	—	8.4
Principal drawdowns (repayments) on loans to group companies	479.9	(1,468.0)	835.1	153.0	—	—
Disposal of businesses, net	—	—	—	167.4	—	167.4
Other	—	—	3.8	1.4	—	5.2
Net cash (used in) provided by investing activities	479.9	(1,468.0)	282.4	294.3	—	(411.4)
Financing activities:
New borrowings, net of financing fees	—	1,468.0	1,604.0	—	—	3,072.0
Repurchase of common stock	(161.5)	—	—	—	—	(161.5)
Purchase of conversion hedges	(205.4)	—	—	—	—	(205.4)
Proceeds from employee stock option exercises, net of taxes reimbursed	17.0	—	—	—	—	17.0
Principal payments on long term debt and capital leases	—	—	(2,997.9)	(241.9)	—	(3,239.8)
Intercompany funding movements	22.8	—	(22.8)	—	—	—
Dividends paid	(34.1)	—	—	—	—	(34.1)
Net cash (used in) provided by financing activities	(361.2)	1,468.0	(1,416.7)	(241.9)	—	(551.8)
Cash flow from discontinued operations:
Net cash used in operating activities	—	—	—	(30.1)	—	(30.1)
Net cash used in discontinued operations	—	—	—	(30.1)	—	(30.1)
Effect of exchange rates on cash and cash equivalents	4.7	—	—	—	—	4.7
Increase (decrease) in cash and cash equivalents	88.9	—	(30.5)	(9.4)	—	49.0
Cash and cash equivalents at beginning of period	12.4	—	387.4	30.7	—	430.5
Cash and cash equivalents at end of period	£101.3	£—	£356.9	£21.3	£—	£479.5

Note 18 - Subsequent Events
Merger agreement with Liberty Global, Inc.

On February 5, 2013, we entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly-owned subsidiaries, or the Merger Subsidiaries. Under the terms of the Merger Agreement, we have agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and Virgin Media becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on NASDAQ, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K..

Under the Merger Agreement, we have agreed to use our reasonable best efforts to carry on our business consistent with past practice and preserve intact our business organization and commercial goodwill from the date of the Merger Agreement until either the merger is consummated or the Merger Agreement is terminated. In addition, during this

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 18—Subsequent Events

period we have undertaken covenants that place certain restrictions on us, and our subsidiaries', ability to, among other things, dispose of material properties or assets, make unbudgeted capital expenditures, acquire substantial assets, make substantial investments, increase the salary of certain of our employees or directors, pay certain bonuses or incentive compensation, grant new equity or non-equity based compensation awards, hire new employees, redeem common stock or other equity interests, declare or pay dividends or make other distributions in respect of our capital stock, other than a quarterly dividend of up to $0.04 per share, incur or otherwise become liable for material indebtedness, enter into certain transactions with related parties or enter into new material contracts, in each case, other than in the ordinary course of business, pursuant to certain exceptions and baskets set forth in the Merger Agreement or unless Liberty Global consents in writing to the taking of any such action. If we fail to comply with these restrictions in all material respects, unless waived by Liberty Global, the Merger Agreement could be terminated or the merger not consummated.

The consummation of the merger is subject to regulatory approval, the affirmative approval of our shareholders and those of Liberty Global, and other customary closing conditions. In addition, the Merger Agreement will terminate if, prior to the consummation of the merger, we enter into an acquisition agreement with respect to a superior proposal and pay an applicable termination fee of up to $470 million, or if the merger is not consummated on or prior to October 5, 2013, which is the eight month anniversary of the date of signature of the Merger Agreement, or January 5, 2014 if extended for certain reasons to the eleven month anniversary. The Merger Agreement also includes certain other events of termination and certain other termination fee and expense provisions.

At the effective time of the Merger, pursuant to the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time (excluding shares held by ourselves or our subsidiaries in treasury and dissenting shares in accordance with Delaware law) will be converted into the right to receive (i) 0.2582 Series A shares of the Ultimate Parent, (ii) 0.1928 Series C shares of the Ultimate Parent and (iii) $17.50 per share in cash. Based on our fully-diluted shares outstanding of 335 million as of December 31, 2012, we expect that our shareholders will own approximately 36% of the shares outstanding of the Ultimate Parent and have approximately 26% of the voting rights.

The aggregate cash portion of the merger consideration is expected to be $6.1 billion, $2.7 billion of which Liberty Global will finance from its own cash reserves and $3.4 billion of which Liberty Global will raise as bank debt and in the capital markets, which, if the merger is consummated, will, together with debt raised to replace certain of our existing facilities, be assumed by us and result in an increase to our overall level of debt.

Financing implications of the Merger on our existing debt

Consummation of the merger would represent a change of control event under the terms of the relevant indentures of all of the senior secured notes and senior notes issued by our wholly owned subsidiaries Virgin Media Secured Finance PLC, or VMSF, and Virgin Media Finance PLC, or VMF, and obligate us to  offer the noteholders the right to put their notes back to us at 101% of the principal amount plus accrued interest. At the request of Liberty Global in order to facilitate the financing by Liberty Global of the merger, on February 6, 2013, VMSF and VMF commenced consent solicitations in respect of some of these notes for the noteholders to preemptively waive this obligation and to seek consents to effect certain other proposed amendments in relation to the Transactions.

We have not solicited consents in relation to our 5.25% Senior Notes due 2022, our 4.875% Senior Notes due 2022 and our 5.125% Senior Notes due 2022 and will be required to repurchase these Notes within 30 days of the consummation of the Merger.

Upon consummation of the merger our convertible notes will have the right to convert and receive the same consideration that is received in the merger as the holders of Common Stock.  The convertible holders will also be offered the right to put their notes to the company at 100% of the principal amount plus accrued interest.

VIRGIN MEDIA INC.

SCHEDULE I—FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET
(in millions, except par value)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	£10.3	£16.2
Other current assets	0.2	0.3
Total current assets	10.5	16.5
Investments in and loans to affiliates, net	3,414.1	1,042.2
Other assets, net	308.3	146.1
Total assets	£3,732.9	£1,204.8
Liabilities and shareholders’ equity
Current liabilities	£31.1	£14.6
Long term debt	544.0	551.1
Other long term liabilities	0.2	0.2
Shareholders’ equity
Common stock—$0.01 par value; authorized 1,000.0 (2012 and 2011) shares; issued and outstanding 269.3 (2012) and 286.7 (2011) shares	1.4	1.6
Additional paid in capital	3,676.6	3,888.1
Unearned stock compensation	(17.7)	(21.5)
Accumulated other comprehensive (loss) income	(5.8)	30.0
Accumulated deficit	(496.9)	(3,259.3)
Total shareholders’ equity	3,157.6	638.9
Total liabilities and shareholders’ equity	£3,732.9	£1,204.8
See accompanying notes.

VIRGIN MEDIA INC.

FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2012	2011	2010
Costs and expenses
General and administrative expenses	£(15.3)	£(13.2)	£(19.0)
Operating loss	(15.3)	(13.2)	(19.0)
Other income (expense)
Interest expense	(112.4)	(66.2)	(59.7)
Gain (loss) on derivative instruments	174.2	(43.4)	(17.4)
Foreign currency (losses) gains	(0.1)	(0.4)	0.9
Interest income and other, net	—	3.7	35.8
Income (loss) before income taxes and equity in net income (loss) of subsidiaries	46.4	(119.5)	(59.4)
Income tax expense	—	—	(4.2)
Income (loss) before equity in net income (loss) of subsidiaries	46.4	(119.5)	(63.6)
Equity in net income (loss) of subsidiaries	2,806.2	195.4	(77.8)
Net income (loss)	2,852.6	75.9	(141.4)
Other Comprehensive (loss) income, net of tax
Currency translation adjustment	42.6	(25.5)	(3.2)
Equity in other comprehensive (loss) income of subsidiaries	(78.4)	(31.0)	67.2
Other comprehensive (loss) income	(35.8)	(56.5)	64.0
Comprehensive income (loss)	£2,816.8	£19.4	£(77.4)
See accompanying notes.

VIRGIN MEDIA INC.

FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS
(in millions)

	Year ended December 31,
	2012	2011	2010
Net cash used in operating activities	£(91.5)	£(56.1)	£(34.5)
Investing activities
Principal drawdowns on loans to group companies	436.5	621.6	479.9
Net cash provided by investing activities	436.5	621.6	479.9
Financing activities
Repurchase of common stock	(330.2)	(635.0)	(161.5)
Purchase of conversion hedges	—	—	(205.4)
Proceeds from employee stock option exercises, net of taxes reimbursed	8.2	17.5	17.0
Intercompany funding movements	—	—	22.8
Dividends paid	(27.3)	(31.1)	(34.1)
Net cash used in financing activities	(349.3)	(648.6)	(361.2)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(2.0)	4.7
(Decrease) increase in cash and cash equivalents	(5.9)	(85.1)	88.9
Cash and cash equivalents at beginning of year	16.2	101.3	12.4
Cash and cash equivalents at end of year	£10.3	£16.2	£101.3
Supplemental disclosure of cashflow information
Cash paid for interest	£40.8	£40.5	£42.2
Income taxes paid	—	—	1.2
See accompanying notes.

VIRGIN MEDIA INC.
NOTES TO FINANCIAL INFORMATION OF REGISTRANT
Note 1—Basis of Presentation
In our financial statements, our investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. Our share of net income (loss) of our subsidiaries is included in net income (loss) using the equity method of accounting. The financial statements should be read in conjunction with our consolidated financial statements.

On February 5, 2013, we entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly owned subsidiaries, or the Merger Subsidiaries, pursuant to which we agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and Virgin Media becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on NASDAQ, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K..

Note 2—Other
No cash dividend was paid to the registrant by subsidiaries for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder of Virgin Media Investment Holdings Limited and subsidiaries
We have audited the accompanying consolidated balance sheets of Virgin Media Investment Holdings Limited and subsidiaries (the “Company”) an indirect wholly owned subsidiary of Virgin Media Inc. (the “Parent”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investment Holdings Limited and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder of Virgin Media Investments Limited and subsidiaries
We have audited the accompanying consolidated balance sheets of Virgin Media Investments Limited and subsidiaries (the “Company”) an indirect wholly owned subsidiary of Virgin Media Inc. (the “Parent”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investments Limited and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
London, England
February 7, 2013

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	£194.9	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £9.0 (2012) and £10.9 (2011)	443.8	435.4
Derivative financial instruments	6.1	9.5
Prepaid expenses and other current assets	102.8	95.6
Deferred income taxes	51.7	—
Total current assets	801.2	824.4
Fixed assets, net	4,420.3	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	—	—
Equity investments	—	—
Derivative financial instruments	159.2	209.6
Deferred financing costs, net of accumulated amortization of £36.8 (2012) and £28.0 (2011)	35.9	44.5
Deferred income taxes	2,527.4	—
Other assets	51.2	50.8
Due from group companies	1,735.1	1,223.2
Total assets	£11,756.9	£8,880.7
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£349.3	£304.3
Accrued expenses and other current liabilities	318.8	372.0
Derivative financial instruments	8.1	16.7
VAT and employee taxes payable	85.5	88.4
Interest payable	38.2	51.5
Interest payable to group companies	115.9	137.0
Deferred revenue	316.7	311.8
Current portion of long term debt	77.1	140.9
Total current liabilities	1,309.6	1,422.6
Long term debt, net of current portion	3,483.6	3,507.1
Long term debt due to group companies, net of current portion	2,319.0	2,155.3
Derivative financial instruments	101.9	53.4
Deferred revenue and other long term liabilities	168.6	190.0
Total liabilities	7,382.7	7,328.4
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2012 and 2011); issued and outstanding 224,552 ordinary shares (2012 and 2011)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(167.0)	(119.9)
Retained earnings (accumulated deficit)	169.9	(2,699.1)
Total shareholder’s equity	4,374.2	1,552.3
Total liabilities and shareholder’s equity	£11,756.9	£8,880.7
See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2012	2011	2010
Revenue	£3,980.7	£3,889.8	£3,773.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,586.2	1,561.0	1,535.2
Selling, general and administrative expenses	763.9	760.6	745.8
Restructuring and other charges	2.6	8.2	51.7
Depreciation	929.4	901.1	965.2
Amortization	—	118.4	147.6
Total costs and expenses	3,282.1	3,349.3	3,445.5
Operating income	698.6	540.5	328.2
Other income (expense)
Interest expense	(190.1)	(200.8)	(216.2)
Interest expense to group companies	(182.9)	(200.9)	(259.3)
Loss on extinguishment of debt	—	(28.9)	(70.0)
Share of income from equity investments	—	18.6	24.0
Loss on disposal of equity investments	—	(7.2)	—
Loss on derivative instruments	(26.1)	(7.4)	(48.2)
Foreign currency (losses) gains	(28.9)	1.7	(32.6)
Interest income and other, net	6.8	80.2	8.2
Interest income from group companies	60.5	8.7	8.7
Income (loss) from continuing operations before income taxes	337.9	204.5	(257.2)
Income tax benefit (expense)	2,531.1	(15.6)	127.9
Income (loss) from continuing operations	2,869.0	188.9	(129.3)
Discontinued operations
Gain on disposal, net of tax	—	—	19.2
(Loss) income from discontinued operations, net of tax	—	(1.2)	8.6
(Loss) income from discontinued operations, net of tax	—	(1.2)	27.8
Net income (loss)	2,869.0	187.7	(101.5)
Other Comprehensive (loss) income, net of tax
Currency translation adjustment	—	0.1	0.1
Net (losses) gains on derivatives, net of tax	(130.3)	(24.2)	75.1
Reclassification of derivative losses (gains) to net income, net of tax	94.2	1.0	(29.0)
Pension liability adjustment, net of tax	(11.0)	(20.6)	15.4
Other Comprehensive (loss) income	(47.1)	(43.7)	61.6
Comprehensive income (loss)	£2,821.9	£144.0	£(39.9)
See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	£2,869.0	£187.7	£(101.5)
Loss (income) from discontinued operations	—	1.2	(27.8)
Income (loss) from continuing operations	2,869.0	188.9	(129.3)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	929.4	1,019.5	1,112.8
Non-cash interest	(15.2)	3.2	36.1
Share-based compensation	17.7	20.0	25.9
Loss on extinguishment of debt, net of cash prepayment premiums	—	31.7	70.1
Income from equity accounted investments, net of dividends received	—	(0.6)	(9.3)
Unrealized losses (gains) on derivative instruments	13.6	(31.0)	116.4
Foreign currency losses (gains)	0.2	2.3	(85.4)
Loss on disposal of equity investments	—	7.2	—
Income taxes	(2,529.7)	21.0	(104.4)
Other	—	6.8	0.5
Changes in operating assets and liabilities:
Accounts receivable	(8.4)	(4.4)	(28.4)
Inventory	(4.4)	13.3	(13.5)
Prepaid expenses and other current assets	(5.8)	11.5	6.2
Other assets	(0.4)	2.0	(2.0)
Accounts payable	30.1	8.2	4.5
Deferred revenue (current)	4.9	10.1	25.3
Accrued expenses and other current liabilities	(55.0)	(80.1)	16.9
Deferred revenue and other long term liabilities	(31.1)	(40.1)	(7.2)
Net cash provided by operating activities	1,214.9	1,189.5	1,035.2
Investing activities:
Purchase of fixed and intangible assets	(770.2)	(645.7)	(617.3)
Proceeds from sale of fixed assets	2.6	2.2	36.0
Principal repayments on loans to equity investments	—	108.2	8.4
Investments from and loans to parent and subsidiary companies	(407.2)	(957.3)	(655.3)
Acquisitions, net of cash acquired	(0.6)	(14.6)	—
Disposal of equity investments, net	(2.5)	243.4	—
Disposal of businesses, net	—	—	167.4
Other	—	2.8	4.4
Net cash used in investing activities	(1,177.9)	(1,261.0)	(1,056.4)
Financing activities:
New borrowings, net of financing fees	174.9	977.0	3,072.0
Principal payments on long term debt	(175.3)	(975.4)	(3,007.4)
Principal payments on capital leases	(97.7)	(79.2)	(53.2)
(Payments) proceeds for settlement of cross-currency interest rate swaps	(26.0)	65.5	—
Net cash (used in) provided by financing activities	(124.1)	(12.1)	11.4
Cash flow from discontinued operations:
Net cash used in operating activities	—	(10.4)	(30.1)
Net cash used in discontinued operations	—	(10.4)	(30.1)
Decrease in cash and cash equivalents	(87.1)	(94.0)	(39.9)
Cash and cash equivalents, beginning of period	282.0	376.0	415.9
Cash and cash equivalents, end of period	£194.9	£282.0	£376.0
Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	197.9	207.5	180.8
Income taxes paid	0.6	1.1	0.7
See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(in millions, except share data)

				Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 Par Value		Additional Paid-In Capital	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Retained Earnings (Accumulated Deficit)	Total
	Shares	Par
Balance, December 31, 2009	224,552	£—	£4,371.3	£(0.2)	£(82.3)	£(55.3)	£(2,785.3)	£1,448.2
Net loss for the year ended December 31, 2010	—	—	—	—	—	—	(101.5)	(101.5)
Currency translation adjustment	—	—	—	0.1	—	—	—	0.1
Net gain on derivatives, net of tax	—	—	—	—	—	75.1	—	75.1
Reclassification of derivative gain to net losses, net of tax	—	—	—	—	—	(29.0)	—	(29.0)
Pension liability adjustment, net of tax	—	—	—	—	15.4	—	—	15.4

Balance, December 31, 2010	224,552	£—	£4,371.3	£(0.1)	£(66.9)	£(9.2)	£(2,886.8)	£1,408.3
Net income for the year ended December 31, 2011	—	—	—	—	—	—	187.7	187.7
Currency translation adjustment	—	—	—	0.1	—	—	—	0.1
Net losses on derivatives, net of tax	—	—	—	—	—	(24.2)	—	(24.2)
Reclassification of derivative losses to net income, net of tax	—	—	—	—	—	1.0	—	1.0
Pension liability adjustment, net of tax	—	—	—	—	(20.6)	—	—	(20.6)

Balance, December 31, 2011	224,552	£—	£4,371.3	£—	£(87.5)	£(32.4)	£(2,699.1)	£1,552.3
Net income for the year ended December 31, 2012	—	—	—	—	—	—	2,869.0	2,869.0
Net losses on derivatives, net of tax	—	—	—	—	—	(130.3)	—	(130.3)
Reclassification of derivative losses to net income, net of tax	—	—	—	—	—	94.2	—	94.2
Pension liability adjustment, net of tax	—	—	—	—	(11.0)	—	—	(11.0)

Balance, December 31, 2012	224,552	£—	£4,371.3	£—	£(98.5)	£(68.5)	£169.9	£4,374.2
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	£194.9	£282.0
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £9.0 (2012) and £10.9 (2011)	443.8	435.4
Derivative financial instruments	6.1	9.5
Prepaid expenses and other current assets	102.8	95.6
Deferred income taxes	51.7	—
Total current assets	801.2	824.4
Fixed assets, net	4,420.3	4,501.6
Goodwill and other indefinite-lived assets	2,026.6	2,026.6
Intangible assets, net	—	—
Equity investments	—	—
Derivative financial instruments	159.2	209.6
Deferred financing costs, net of accumulated amortization of £36.8 (2012) and £28.0 (2011)	35.9	44.5
Deferred income taxes	2,527.4	—
Other assets	51.2	50.8
Due from group companies	1,735.1	1,223.2
Total assets	£11,756.9	£8,880.7
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	£349.3	£304.3
Accrued expenses and other current liabilities	318.8	372.0
Derivative financial instruments	8.1	16.7
VAT and employee taxes payable	85.5	88.4
Interest payable	1.9	9.9
Interest payable to group companies	152.2	178.6
Deferred revenue	316.7	311.8
Current portion of long term debt	77.1	140.9
Total current liabilities	1,309.6	1,422.6
Long term debt, net of current portion	233.5	263.3
Long term debt due to group companies, net of current portion	5,569.1	5,399.1
Derivative financial instruments	101.9	53.4
Deferred revenue and other long term liabilities	168.6	190.0
Total liabilities	7,382.7	7,328.4
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £1.0 par value; issued and outstanding 2.5 (2012 and 2011) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(167.0)	(119.9)
Retained earnings (accumulated deficit)	169.9	(2,699.1)
Total shareholder’s equity	4,374.2	1,552.3
Total liabilities and shareholder’s equity	£11,756.9	£8,880.7
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year ended December 31,
	2012	2011	2010
Revenue	£3,980.7	£3,889.8	£3,773.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,586.2	1,561.0	1,535.2
Selling, general and administrative expenses	763.9	760.6	745.8
Restructuring and other charges	2.6	8.2	51.7
Depreciation	929.4	901.1	965.2
Amortization	—	118.4	147.6
Total costs and expenses	3,282.1	3,349.3	3,445.5
Operating income	698.6	540.5	328.2
Other income (expense)
Interest expense	(17.5)	(19.1)	(27.8)
Interest expense to group companies	(355.5)	(382.6)	(447.7)
Loss on extinguishment of debt	—	(28.9)	(70.0)
Share of income from equity investments	—	18.6	24.0
Loss on disposal of equity investments	—	(7.2)	—
Loss on derivative instruments	(26.1)	(7.4)	(48.2)
Foreign currency (losses) gains	(28.9)	1.7	(32.6)
Interest income and other, net	6.8	80.2	8.2
Interest income from group companies	60.5	8.7	8.7
Income (loss) from continuing operations before income taxes	337.9	204.5	(257.2)
Income tax benefit (expense)	2,531.1	(15.6)	127.9
Income (loss) from continuing operations	2,869.0	188.9	(129.3)
Discontinued operations
Gain on disposal, net of tax	—	—	19.2
(Loss) income from discontinued operations, net of tax	—	(1.2)	8.6
(Loss) income from discontinued operations, net of tax	—	(1.2)	27.8
Net income (loss)	£2,869.0	£187.7	£(101.5)
Other Comprehensive (loss) income, net of tax
Currency translation adjustment	—	0.1	0.1
Net (losses) gains on derivatives, net of tax	(130.3)	(24.2)	75.1
Reclassification of derivative losses (gains) to net income, net of tax	94.2	1.0	(29.0)
Pension liability adjustment, net of tax	(11.0)	(20.6)	15.4
Other comprehensive (loss) income	(47.1)	(43.7)	61.6
Comprehensive income (loss)	£2,821.9	£144.0	£(39.9)
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	£2,869.0	£187.7	£(101.5)
Loss (income) from discontinued operations	—	1.2	(27.8)
Income (loss) from continuing operations	2,869.0	188.9	(129.3)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	929.4	1,019.5	1,112.8
Non-cash interest	(15.2)	3.2	36.1
Share-based compensation	17.7	20.0	25.9
Loss on extinguishment of debt, net of cash prepayment premiums	—	31.7	70.1
Income from equity accounted investments, net of dividends received	—	(0.6)	(9.3)
Unrealized losses (gains) on derivative instruments	13.6	(31.0)	116.4
Foreign currency losses (gains)	0.2	2.3	(85.4)
Loss on disposal of equity investments	—	7.2	—
Income taxes	(2,529.7)	21.0	(104.4)
Other	—	6.8	0.5
Changes in operating assets and liabilities:
Accounts receivable	(8.4)	(4.4)	(28.4)
Inventory	(4.4)	13.3	(13.5)
Prepaid expenses and other current assets	(5.8)	11.5	6.2
Other assets	(0.4)	2.0	(2.0)
Accounts payable	30.1	8.2	4.5
Deferred revenue (current)	4.9	10.1	25.3
Accrued expenses and other current liabilities	(55.0)	(80.1)	16.9
Deferred revenue and other long term liabilities	(31.1)	(40.1)	(7.2)
Net cash provided by operating activities	1,214.9	1,189.5	1,035.2
Investing activities:
Purchase of fixed and intangible assets	(770.2)	(645.7)	(617.3)
Proceeds from sale of fixed assets	2.6	2.2	36.0
Principal repayments on loans to equity investments	—	108.2	8.4
Investments from and loans to parent and subsidiary companies	(407.2)	(833.3)	587.2
Acquisitions, net of cash acquired	(0.6)	(14.6)	—
Disposal of equity investments, net	(2.5)	243.4	—
Disposal of businesses, net	—	—	167.4
Other	—	2.8	4.4
Net cash (used in) provided by investing activities	(1,177.9)	(1,137.0)	186.1
Financing activities:
New borrowings, net of financing fees	(0.1)	107.1	108.1
Principal payments on long term debt	(0.3)	(229.5)	(1,286.0)
Principal payments on capital leases	(97.7)	(79.2)	(53.2)
(Payments) proceeds for settlement of cross-currency interest rate swaps	(26.0)	65.5	—
Net cash used in financing activities	(124.1)	(136.1)	(1,231.1)
Cash flow from discontinued operations:
Net cash used in operating activities	—	(10.4)	(30.1)
Net cash used in discontinued operations	—	(10.4)	(30.1)
Decrease in cash and cash equivalents	(87.1)	(94.0)	(39.9)
Cash and cash equivalents, beginning of period	282.0	376.0	415.9
Cash and cash equivalents, end of period	£194.9	£282.0	£376.0
Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	197.9	207.5	180.8
Income taxes paid	0.6	1.1	0.7
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(in millions, except share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock £1.0 Par Value	Additional Paid-In Capital	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2009	£1.0	£4,370.3	£(0.2)	£(82.3)	£(55.3)	£(2,785.3)	£1,448.2
Issue of common stock	1.5	(1.5)	—	—	—	—	—
Net loss for the year ended December 31, 2010	—	—	—	—	—	(101.5)	(101.5)
Currency translation adjustment	—	—	0.1	—	—	—	0.1
Net gains on derivatives, net of tax	—	—	—	—	75.1	—	75.1
Reclassification of derivative gain to net losses, net of tax	—	—	—	—	(29.0)	—	(29.0)
Pension liability adjustment, net of tax	—	—	—	15.4	—	—	15.4

Balance, December 31, 2010	£2.5	£4,368.8	£(0.1)	£(66.9)	£(9.2)	£(2,886.8)	£1,408.3
Net income for the year ended December 31, 2011	—	—	—	—	—	187.7	187.7
Currency translation adjustment	—	—	0.1	—	—	—	0.1
Net losses on derivatives, net of tax	—	—	—	—	(24.2)	—	(24.2)
Reclassification of derivative losses to net income, net of tax	—	—	—	—	1.0	—	1.0
Pension liability adjustment, net of tax	—	—	—	(20.6)	—	—	(20.6)

Balance, December 31, 2011	£2.5	£4,368.8	£—	£(87.5)	£(32.4)	£(2,699.1)	£1,552.3
Net income for the year ended December 31, 2012	—	—	—	—	—	2,869.0	2,869.0
Net losses on derivatives, net of tax	—	—	—	—	(130.3)		(130.3)
Reclassification of derivative losses to net income, net of tax	—	—	—	—	94.2		94.2
Pension liability adjustment, net of tax	—	—	—	(11.0)	—	—	(11.0)

Balance, December 31, 2012	£2.5	£4,368.8	£—	£(98.5)	£(68.5)	£169.9	£4,374.2

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
We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.’s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of December 31, 2012, we provided services to 4.9 million residential cable customers on our network. We are also one of the U.K.’s largest mobile virtual network operators by number of customers, providing mobile telephony service to 1.7 million contract mobile customers and 1.3 million prepay mobile customers over third party networks.

On February 5, 2013, Virgin Media Inc entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly owned subsidiaries, or the Merger Subsidiaries, pursuant to which they agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and Virgin Media becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on Nasdaq, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K.. Further details of the proposed merger are set out in Note 13 - Subsequent Events.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Note 2—Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.
On September 30, 2011, we completed the sale to Scripps Network Interactive, Inc. (“Scripps”), of our 50% equity investment in the UKTV joint venture with BBC Worldwide Limited. After the inclusion of associated fees, this transaction resulted in a loss on disposal of £7.2 million.
On July 12, 2010, we completed the sale of our television channel business known as Virgin Media TV to BSkyB. Virgin Media TV’s operations comprised our former Content segment. These consolidated financial statements reflect Virgin Media TV as discontinued operations.
Principles of Consolidation
The consolidated financial statements include the financial statements for us and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The operating results of acquired companies are included in our consolidated statements of comprehensive income from the date of acquisition.
For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of comprehensive income.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our valuation allowance on deferred tax assets. Actual results could differ from those estimates.
Fair Values
We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on information available to us as of December 31, 2012, 2011 and 2010.
Foreign Currency Translation
Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling, general and administrative expenses are denominated in pounds sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholder’s equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary’s functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of comprehensive income.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Note 2—Significant Accounting Policies (continued)

Cash and Cash Equivalents and Restricted Cash
Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less and are recorded at amortized cost, which approximates fair value. We had cash and cash equivalents totaling £194.9 million and £282.0 million as at December 31, 2012 and 2011, respectively.
Restricted cash balances of £1.9 million as at December 31, 2012 and £1.9 million as at December 31, 2011 represent cash balances collateralized against performance bonds given on our behalf.
Trade Receivables
Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. Amounts charged to expense are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. The movements in our allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Balance, January 1	£10.9	£6.4	£9.0
Charged to costs and expenses	30.2	32.6	25.4
Write offs, net of recoveries	(32.1)	(28.1)	(28.0)
Balance, December 31	£9.0	£10.9	£6.4
Inventory
Inventory consists of consumer goods for re-sale. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out, or FIFO, method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving, or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value. Included within prepaid expenses and other current assets is inventory of £17.5 million and £13.1 million as at December 31, 2012 and 2011, respectively.
Fixed Assets
Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Estimated useful lives are as follows:

Operating equipment:
Cable distribution plant	5-30 years
Switches and headends	3-10 years
Customer premises equipment	5-10 years
Other operating equipment	4-20 years
Other equipment:
Buildings	20-50 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-10 years
Costs associated with network construction, initial customer installations, initial installations of new services in customer premises, and the addition of network equipment to provide new or enhanced services are capitalized. Costs capitalized as part of initial customer installations include materials and direct labor.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Note 2—Significant Accounting Policies (continued)

Capitalizable labor costs incurred in connection with customer installations relate to activities such as:

•	Dispatching personnel and equipment to the customer's premises;

•	Verification that the customer's premises is able to properly receive our services;

•	Physically connecting the customer's premises to our network;

•	Set-up of equipment within the customer's premises and connection of that equipment to our network; and

•	Programming the equipment so that it is able to function as intended.
We also capitalize certain indirect costs required in order to connect the customer to our network. These indirect costs relate to the compensation and overhead costs of employees who assist in connecting and activating the customer.
Costs incurred to connect a service to a premises that has previously received the same service are expensed as incurred, and costs incurred to connect a new service to a premises that has previously received the same service are capitalized. For example, if a premises that has received our telephony service ceases receiving our telephony service, costs incurred to connect telephony services at that premises at any point in the future would be expensed. Additionally, if a premises that has received telephony services ceases receiving our services and a new customer occupies that premises and subscribes to both our broadband and telephony services, the costs incurred to connect broadband services would be capitalized and the costs to connect telephony services would be expensed. We assess a new service as a product that provides fundamentally new or enhanced functionality to our customers and which delivers incremental revenues.
We are required to make judgments regarding the amount of construction and installation costs that are capitalized. Our capitalization rates for labor costs are based on studies of actual costs as well as operational data demonstrating the amount of actual time that is spent on specific activities. Our capitalization rates for overhead costs are based on studies of activities that are incurred in support of capitalizable activities as well as an analysis of the proportion of those costs that are directly attributable to capitalizable activities. We continuously monitor the appropriateness of our capitalization policy and update the studies used on a regular basis. We update our policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services. Changes resulting from modification to our capitalization have not historically had a material impact on our results.
Software Development Costs
We capitalize costs related to computer software developed or obtained for internal use in accordance with the Intangibles—Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future. Amounts attributable to software development costs are included in fixed assets and depreciation expense in the consolidated balance sheets and consolidated statements of comprehensive income respectively.
Goodwill and Intangible Assets
Goodwill and other intangible assets with indefinite lives, such as reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC.
Asset Retirement Obligations
We account for our obligations under the Waste Electrical and Electronic Equipment Directive adopted by the European Union in accordance with the Asset Retirement and Environmental Obligations Topic of the FASB ASC whereby we accrue the cost to collect and dispose of certain of our customer premises equipment at the time of acquisition. We also record asset retirement obligations for the estimated cost of removing leasehold improvements and equipment that have been installed on leased network sites and administrative buildings.

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
As of December 31, 2012 there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.
Deferred Financing Costs
Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £35.9 million and £44.5 million as of December 31, 2012 and 2011, respectively, are included on the consolidated balance sheets.
Restructuring Costs
We account for our restructuring costs, which comprise lease and contract exit costs as well as employee termination costs, in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC and recognize a liability for costs associated with restructuring activities when the liability is incurred.
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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Note 2—Significant Accounting Policies (continued)

Rental revenues in respect of connectivity services provided to customers are recognized on a straight-line basis over the term of the rental agreement.
Installation revenues are recognized when the contracted installation service has been delivered, which is generally when a customer is connected to our network and has acknowledged acceptance.
Bundled revenue arrangements generally have two units of accounting: an up-front installation element and an ongoing service provision element.
Revenue is allocated to each unit of accounting based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. Currently, we do not sell installation services or ongoing rental separately on a regular basis and therefore we do not have the evidence to support VSOE for these deliverables. We use evidence of the amounts that third parties charge for similar or identical services, when available, to establish selling price. In some cases, when we are unable to establish VSOE or TPE, we use our best estimate of selling price. Our objective in determining the best estimate of selling price is to establish the price at which we would transact a sale if the deliverable were sold regularly on a stand-alone basis. We consider all reasonably available information including both market data and conditions, as well as entity specific factors. In addition, we consider all factors contemplated in negotiating the arrangement with the customer and our own normal pricing practices. These considerations include competitor pricing, customization of the product, profit objectives and cost structures. Once we have established the selling price of each deliverable, we allocate total arrangement consideration based on the relative stand alone selling price of each deliverable. We recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition, as previously discussed.
In all bundled revenue arrangements, the amount of revenue recognized for any up-front elements, including installation services, is limited to the amount of cash collected.
Subscriber Acquisition Costs
Costs incurred in respect of the acquisition of our customers, including commissions and the cost of mobile handsets, are expensed as incurred.
Advertising and Marketing Expense
We expense the cost of advertising and marketing as incurred. Advertising and marketing costs were £186.4 million, £152.8 million and £143.0 million in 2012, 2011 and 2010 respectively.
Stock-Based Compensation
We are indirect, wholly owned subsidiaries of Virgin Media. Accordingly, we have no stock-based compensation plans. Certain of our employees participate in the stock-based compensation plans of Virgin Media, which are described in Virgin Media’s consolidated financial statements.
Pensions
We account for our defined benefit pension arrangements in accordance with the Compensation-Retirement Benefits Topic of the FASB ASC which requires that pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements.
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
We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to net income in the statement of comprehensive income in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in the fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.
Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to net income in the statement of comprehensive income when the committed or forecasted transaction is recognized in the statement of comprehensive income. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as a gain or loss on derivative instruments in the statement of comprehensive income.
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
Recent Accounting Pronouncements
On January 1, 2012 we adopted the FASB's new guidance for presentation of net income and other comprehensive income. Adopting these presentational rules has no impact on our reported results, and no material impact on our consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Note 3—Fixed Assets (Including Leases)

Fixed assets consist of (in millions):

		December 31,
		2012		2011
	Useful Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	5-30 years	£6,883.7	£4.9	£6,565.8	£28.8
Switches and headends	3-10 years	765.5	19.8	892.8	19.8
Customer premises equipment	5-10 years	1,310.9	312.8	1,190.9	254.4
Other operating equipment	4-20 years	21.7	—	7.3	—
Total operating equipment		8,981.8	337.5	8,656.8	303.0
Other equipment
Land		8.5	—	8.5	—
Buildings	20-50 years	147.0	35.8	96.1	35.8
Leasehold improvements	7 years or, if less, the lease term	95.4	—	111.7	—
Computer infrastructure	3-5 years	361.0	17.6	241.3	30.1
Other equipment	5-10 years	46.9	18.8	249.7	22.2
Total other equipment		658.8	72.2	707.3	88.1
		9,640.6	409.7	9,364.1	391.1
Accumulated depreciation		(5,302.0)	(167.1)	(4,984.6)	(151.2)
		4,338.6	242.6	4,379.5	239.9
Construction in progress		81.7	—	122.1	—
		£4,420.3	£242.6	£4,501.6	£239.9
Certain prior year amounts in the table above have been reclassified to conform to current year presentation.
During the years ended December 31, 2012, 2011 and 2010, the assets acquired under capital leases totaled £88.9 million, £91.2 million and £132.2 million, respectively. Amortization expense on capital leases is included as a component of depreciation expense in the consolidated statements of comprehensive income.
Future minimum annual payments under capital and operating leases at December 31, 2012 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ending December 31,
2013	£87.6	£40.3
2014	71.6	32.6
2015	43.7	27.0
2016	12.9	19.3
2017	3.8	13.3
Thereafter	152.5	59.8
Total minimum lease payments	372.1	£192.3
Less: amounts representing interest	(143.1)
Present value of net minimum obligations	229.0
Less: current portion	(77.1)
	£151.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Note 3—Fixed Assets (Including Leases) (continued)

Total rental expense for the years ended December 31, 2012, 2011 and 2010 under operating leases was £49.7 million, £47.0 million and £52.6 million, respectively.
The weighted average interest rate for capital lease obligations as of December 31, 2012 and 2011 was 5.8% and 6.8%, respectively.
During 2012 and 2011, the changes in the asset retirement obligations were as follows (in millions):

	2012	2011
Asset retirement obligation at the beginning of the year	£65.3	£66.4
Assets acquired	12.8	14.0
Liabilities settled	(7.2)	(8.4)
Accretion expense	5.0	5.2
Revisions in cashflow estimates	(14.0)	(11.9)
Asset retirement obligation at the end of the year	£61.9	£65.3

 Note 4—Goodwill and Intangible Assets
Goodwill and intangible assets consist of (in millions):

	Estimated Useful Life	December 31,
		2012	2011
Goodwill and intangible assets not subject to amortization:
Goodwill	indefinite	£1,873.4	£1,873.4
Reorganization value in excess of amounts allocable to identifiable assets	indefinite	153.2	153.2
		£2,026.6	£2,026.6

As at December 31, 2012, the gross carrying amount of goodwill was £2,235.6 million and accumulated impairment charges were £362.2 million.
As at December 31, 2012, goodwill and intangible assets not subject to amortization totaling £1,819.8 million and £206.8 million are allocated to our Consumer and Business reporting units, respectively. We performed our annual impairment reviews of our Consumer and Business reporting units as at October 1, 2012 and 2011. As a result of this review we concluded that no impairment charge was required at either date. Based on the results of the review as at October 1, 2012, neither our Business or Consumer reporting units were at risk of failing Step 1 of the goodwill impairment test, under FASB ASC, which requires comparison of the carrying values and fair values of reporting units.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Note 5—Long Term Debt

Long term debt reflects our obligations under the terms of the indentures governing the senior notes and senior secured notes as well as the intercreditor deed governing the senior credit facility. As such, these amounts include debt owed directly to third parties by affiliated entities not consolidated by us which have been classified as amounts due to group companies.
Long term debt consists of (in millions):

	December 31, 2012		December 31, 2011
	VMIH	VMIL	VMIH	VMIL
Amounts due to third parties
U.S. Dollar
6.50% senior secured notes due 2018	£611.2	£—	£635.4	£—
5.25% senior secured notes due 2021	350.5	—	353.1	—
Sterling
7.00% senior secured notes due 2018	865.9	—	864.5	—
5.50% senior secured notes due 2021	754.1	—	722.4	—
Senior credit facility	750.0	81.6	750.0	81.6
Capital leases	229.0	229.0	258.0	258.0
Other	—	—	0.3	0.3
	3,560.7	310.6	3,583.7	339.9
Less current portion	(77.1)	(77.1)	(76.6)	(76.6)
Long term debt due to third parties	£3,483.6	£233.5	£3,507.1	£263.3
Amounts due to group companies
U.S. Dollar
9.50% senior notes due 2016	£—	£—	£849.2	£849.2
8.375% senior notes due 2019	309.3	309.3	380.6	380.6
5.25% senior notes due 2022	308.9	308.9	—	—
4.875% senior notes due 2022	555.9	555.9	—	—
6.50% senior secured notes due 2018	—	611.2	—	635.4
5.25% senior secured notes due 2021	—	350.5	—	353.1
Floating rate senior loan notes due 2012	—	—	64.3	64.3
Euro
9.50% senior notes due 2016	—	—	145.3	145.3
Sterling
8.875% senior notes due 2019	250.3	250.3	345.2	345.2
5.125% senior notes due 2022	400.0	400.0	—	—
7.00% senior secured notes due 2018	—	865.9	—	864.5
5.50% senior secured notes due 2021	—	754.1	—	722.4
Senior credit facility	—	668.4	—	668.4
Other amounts due to group companies
Other notes due to affiliates	494.6	494.6	435.0	435.0
	2,319.0	5,569.1	2,219.6	5,463.4
Less current portion	—	—	(64.3)	(64.3)
Long term debt due to group companies	£2,319.0	£5,569.1	£2,155.3	£5,399.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5—Long Term Debt (continued)

The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £42.9 million and £109.1 million, respectively, at December 31, 2012 and increases of £45.7 million and £77.9 million, respectively, at December 31, 2011, as a result of our application of fair value hedge accounting to these instruments.
The effective interest rate on the senior credit facility was 2.4% and 3.3% as at December 31, 2012 and 2011 respectively.
The terms of the senior notes and senior credit facility as at December 31, 2012 are summarized below.
Senior Notes
All senior notes have been guaranteed by us pursuant to a senior subordinated guarantee. The terms of our senior notes and loan notes due to Virgin Media Finance PLC as at December 31, 2012, are summarized below.

•	6.50% Senior Secured Notes due January 15, 2018 - The principal amount at maturity is $1,000 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010

•	7.00% Senior Secured Notes due January 15, 2018 - The principal amount at maturity is £875 million. Interest is payable semi-annually on June 15 and December 15 commencing June 15, 2010

•	8.375% Senior Notes due October 15, 2019 - The principal amount at maturity is $507.1 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

•	8.875% Senior Notes due October 15, 2019 - The principal amount at maturity is £253.5 million. Interest is payable semi-annually on April 15 and October 15 commencing April 15, 2010.

•	5.25% Senior Secured Notes due January 15, 2021 - The principal amount at maturity is $500 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

•	5.50% Senior Secured Notes due January 15, 2021 - The principal amount at maturity is £650 million. Interest is payable semi-annually on January 15 and July 15 commencing July 15, 2011.

•	5.25% Senior Notes due February 15, 2022 - The principal amount at maturity is $500 million. Interest is payable semi-annually on February 15 and August 15 commencing August 15, 2012.

•	4.875% Senior Notes due February 15, 2022 - The principal amount at maturity is $900 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2013.

•	5.125% Senior Notes due February 15, 2022 - The principal amount at maturity is £400 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2013.

On March 13, 2012, Virgin Media Finance PLC, the parent company of VMIH, issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2019 and 2022. On March 28, 2012, we used the net proceeds from these new senior notes, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. Virgin Media Finance PLC recognized a loss on extinguishment of debt of £58.6 million as a result of this redemption, which represented the difference between the consideration paid to redeem $500 million of the 9.50% senior notes due 2016 and the carrying value of those notes, and the write-off of associated deferred finance costs. Each of VMIH and VMIL are conditional guarantors and have guaranteed these senior notes on a senior subordinated basis.
On October 30, 2012, Virgin Media Finance PLC, issued $900 million aggregate principal amount of 4.875% senior notes due 2022 at par and £400 million aggregate principal amount of 5.125% senior notes due 2022, at par. The proceeds of $893.0 million and £396.9 million, net of fees, were received on October 30, 2012. Interest is payable on February 15 and August 15 each year, beginning on February 15, 2013. The senior notes due 2022 rank pari passu with Virgin Media Finance PLC's outstanding senior notes due 2019 and 2022. Each of VMIH and VMIL are conditional guarantors and have guaranteed these senior notes on a senior subordinated basis.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5—Long Term Debt (continued)

We used the net proceeds from the senior notes due 2022, issued in October 2012, to redeem in full the outstanding balance of $850 million and €180 million 9.5% senior notes due 2016 and to redeem $92.9 million of the principal amount of $600 million 8.375% senior notes due 2019 and £96.5 million of the principal amount of £350 million 8.875% senior notes due 2019. Virgin Media Finance PLC recognized a loss on extinguishment of debt of £129.2 million as a result of these redemptions, which represented the difference between the consideration paid to redeem the respective notes and the carrying value of those notes, and the write-off of associated deferred finance costs.

Senior Credit Facility
The principal amount outstanding under our senior credit facility at December 31, 2012 was £750.0 million. Our senior credit facility comprises a term facility denominated in pounds sterling of £750.0 million and a revolving facility of £450.0 million. At December 31, 2012, £750.0 million of the term facility had been drawn and £6.4 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.
The term credit facility bears interest at LIBOR, plus a margin currently ranging from 1.625% to 2.125% based on leverage ratios. The margins on the revolving credit facility range from 1.325% to 2.125% based on leverage ratios. Interest is payable at least semi-annually. The term credit facility and the revolving credit facility are repayable in full on their maturity dates, which are June 30, 2015.
The facility is secured through a guarantee from Virgin Media Finance PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of VMIH, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2012, we were in compliance with these covenants.
The agreements governing the senior secured notes and the senior credit facility significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends at certain levels of leverage, or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	create liens;

•	enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•	merge or consolidate or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.
Long term debt repayments, excluding capital leases as of December 31, 2012, are due as follows (in millions):

Year ending December 31:
2013	£—
2014	—
2015	750.0
2016	—
2017	—
Thereafter	4,777.7
Total debt payments	£5,527.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Fair Value Measurements

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
The fair values of our derivative financial instruments are disclosed in note 7.
Long term debt:
The carrying value of our senior credit facility approximates its fair value and is excluded from the table on the following page. The fair values of the senior notes and senior secured notes in the following table are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within level 1 in the fair value hierarchy.

The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £42.9 million and £109.1 million, respectively, at December 31, 2012, and increases of £45.7 million and £77.9 million, respectively, at December 31, 2011, as a result of our application of fair value hedge accounting to these instruments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIAIRES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6—Fair Value Measurements (continued)

The carrying amounts and fair values of our long term debt, excluding capital leases, were as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.50% U.S. dollar senior notes due 2016	£—	£—	£849.2	£966.4
9.50% euro senior notes due 2016	—	—	145.3	170.1
8.375% U.S. dollar senior notes due 2019	309.3	357.6	380.6	416.9
8.875% sterling senior notes due 2019	250.3	287.7	345.2	378.9
5.25% U.S. dollar senior notes due 2022	308.9	321.9	—	—
4.875% U.S. dollar senior notes due 2022	555.9	571.5	—	—
5.125% sterling senior notes due 2022	400.0	409.0	—	—
6.50% U.S. dollar senior secured notes due 2018	611.2	681.6	635.4	663.5
7.00% sterling senior secured notes due 2018	865.9	945.8	864.5	923.1
5.25% U.S. dollar senior secured notes due 2021	350.5	360.5	353.1	321.8
5.50% sterling senior secured notes due 2021	754.1	724.9	722.4	640.3
Floating rate senior loan note due 2012	—	—	64.3	64.3
Other notes due to affiliates	494.6	494.6	435.0	435.0

Concentrations of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.
At December 31, 2012 and 2011, we had £194.9 million and £282.0 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.
Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers. We perform periodic credit evaluations of our Business segment customers’ financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.
Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2012. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2012, based on market values, we had 76.6% of our derivative contracts with four financial institutions, each with more than 10% of our total exposure. At December 31, 2011, based on market values, we had 82.0% of our derivative contracts with five financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7—Derivative Financial Instruments and Hedging Activities

Strategies and Objectives for Holding Derivative Instruments
Our operations are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. We recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets.
We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar and euro denominated debt obligations. We have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our pounds sterling denominated debt obligations, and we have entered into interest rate swaps and cross-currency interest rate swaps to hedge the fair values of certain of our U.S. dollar and U.K. pounds sterling debt obligations. We have also entered into U.S. dollar forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.
Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, the derivative is treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in net income in the consolidated statements of comprehensive income. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative or trading purposes.
During the years ended December 31, 2012 and 2011, we recognized losses of £21.9 million and £11.1 million on derivative instruments, respectively, relating to derivative instruments that were not designated or qualifying as a hedging instrument.
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to net income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in net income in the consolidated statements of comprehensive income. As a result of our effectiveness assessment at December 31, 2012, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
Our derivative contracts are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swaps for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our consolidated balance sheets were as follows (in millions):

	December 31, 2012	December 31, 2011
Included within current assets:
Accounting Hedges
Foreign currency forward rate contracts	£—	£0.1
Economic Hedges
Foreign currency forward rate contracts	—	1.6
Interest rate swaps	1.4	0.2
Cross-currency interest rate swaps	4.7	7.6
	£6.1	£9.5
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£105.9	£78.0
Cross-currency interest rate swaps	36.3	94.2
Economic Hedges
Interest rate swaps	—	3.1
Cross-currency interest rate swaps	17.0	34.3
	£159.2	£209.6
Included within current liabilities:
Economic Hedges
Interest rate swaps	£2.1	£7.5
Cross-currency interest rate swaps	6.0	9.2
	£8.1	£16.7
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£62.0	£7.3
Economic Hedges
Interest rate swaps	39.6	38.4
Cross-currency interest rate swaps	0.3	7.7
	£101.9	£53.4

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
During the three months ended December 31, 2012, we terminated the cross-currency interest rate swaps on the $850 million 9.50% senior notes due 2016, the €180 million 9.5% senior notes due 2016, and $100 million of the $600 million principal 8.375% senior notes due 2019 that were redeemed in the quarter. We also entered into new cross-currency interest rate swaps to mitigate the foreign exchange rate risk associated with the $900 million 4.875% senior notes due 2022.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Derivative Financial Instruments and Hedging Activities (continued)

As of December 31, 2012, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pounds sterling value of interest and principal payments on the U.S. dollar denominated senior notes and senior secured notes.
The terms of our outstanding cross-currency interest rate swaps at December 31, 2012, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1,000m senior notes due 2016
November 2016	Economic	$1,000.0	£516.9	6.50%	6.91%
$507.1m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.375%	9.03%
October 2011 to October 2019	Accounting	235.7	142.5	8.375%	9.03%
$1,000m senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	500.0	313.6	5.25%	5.80%
$900m senior notes due 2022
February 2022	Accounting	900.0	560.0	4.875%	5.11%
		$4,400.0	£2,617.4
Other
December 2013	Economic	€43.3	£30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
		€43.3	£30.8

December 2013	Economic	£29.7	€43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
		£29.7	€43.3

All of our cross-currency interest rate swaps include exchanges of the notional amounts at the end of the contract except for the contract maturing in November 2016 hedging the $1,000 million senior notes due 2016.
Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations
As of December 31, 2012, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility which accrues at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of certain debt obligations due to interest rate fluctuations. The interest rate swaps allow us to receive or pay interest based on three or six month LIBOR in exchange for payments or receipts of interest at fixed rates.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding interest rate swap contracts at December 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Economic	£600.0	6 month LIBOR	2.86%
£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	6 month LIBOR + 1.84%
Other
March 2013	Economic	£300.0	3 month LIBOR	3.28%
March 2013	Economic	300.0	1.86%	3 month LIBOR

Foreign Currency Forward Rate Contracts—Hedging Committed and Forecasted Transactions
As of December 31, 2012, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at December 31, 2012 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
January 2013 to June 2013	Economic	$72.0	£44.5	1.6177

Cash Flow Hedging
For derivative instruments that are designated and qualify as cash flow Accounting Hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into net income in the statement of comprehensive income in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts that are not designated as Accounting Hedges are recognized as operating activities in the consolidated statements of cash flows. If we discontinue hedge accounting for an instrument, subsequent cash flows are classified based on the nature of the instrument.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the consolidated statements of comprehensive income in the period in which they occur. During the years ended December 31, 2012 and 2011 we recognized no gain or loss relating to ineffectiveness on our cash flow hedges and a gain of £0.5 million in the year ended December 31, 2010.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Derivative Financial Instruments and Hedging Activities (continued)

The following table presents the effective amount of gain(loss) recognized in other comprehensive income (loss) and amounts reclassified to earnings during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Total	Interest rate swaps	Cross- currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
Balance at December 31, 2009	£(55.3)	£(32.4)	£(6.9)	£—	£(16.0)
Amounts recognized in other comprehensive income (loss)	104.3	8.0	95.8	0.5	—
Amounts reclassified as a result of cash flow hedge discontinuance	32.4	32.4	—	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	(67.7)	—	(67.7)	—	—
Interest expense	(4.6)	—	(4.6)	—	—
Operating costs	(0.4)	—	—	(0.4)	—
Tax effect recognized	(17.9)	—	—	—	(17.9)
Balance at December 31, 2010	£(9.2)	£8.0	£16.6	£0.1	£(33.9)
Amounts recognized in other comprehensive income (loss)	(24.2)	2.9	(27.1)	—	—
Amounts reclassified as a result of cash flow hedge discontinuance	(31.1)	(7.6)	(23.5)	—	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	6.3	—	6.3	—	—
Interest expense	2.5	—	2.5	—	—
Tax effect recognized	23.3	—	—	—	23.3
Balance at December 31, 2011	£(32.4)	£3.3	£(25.2)	£0.1	£(10.6)
Amounts recognized in other comprehensive income (loss)	(141.9)	—	(141.9)	—
Amounts reclassified to earnings impacting:
Foreign exchange loss	85.3	—	85.3	—	—
Interest expense	9.0	—	9.0	—	—
Operating costs	(0.1)	—	—	(0.1)	—
Tax effect recognized	11.6	—	—	—	11.6
Balance at December 31, 2012	£(68.5)	£3.3	£(72.8)	£—	£1.0

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income (loss) to earnings would be losses of £3.2 million relating to interest rate swaps, losses of £5.8 million relating to cross-currency interest rate swaps, and income of £0.0 million relating to forward foreign exchange contracts.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7—Derivative Financial Instruments and Hedging Activities (continued)

Fair Value Hedging
For derivative instruments that are designated in qualifying fair value Accounting Hedge relationships, changes in the fair value of the derivatives, inclusive of counterparty risk, are included in gain (loss) on derivatives in net income in the statement of changes in equity along with changes in the fair value of the hedged debt obligations due to changes in the hedged risk. The difference between this gain or loss and changes in the fair value of the hedged debt obligations due to changes in the hedged risk is referred to as hedge ineffectiveness. In our consolidated balance sheets, changes in the value of the hedged debt obligations due to changes in the hedged risk are included as adjustments to the carrying value of the debt.
In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. Cash flows from derivative contracts, that are not treated as Accounting Hedges, are recognized as operating activities in the consolidated statement of cash flows.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the consolidated statements of comprehensive income in the period in which they occur. During the years ended December 31, 2012, 2011 and 2010 we recognized hedge ineffectiveness (losses) gains of £(4.2) million, £3.7 million and £0.0 million, respectively.

Note 8—Employee Benefit Plans
Defined Benefit Plans
Certain of our subsidiaries operate two defined benefit pension plans in the U.K. The assets of the plans are held separately from those of ourselves and are invested in portfolios under the management of investment groups. The pension cost is calculated using the projected unit method. Our defined benefit pension plans use a measurement date of December 31. Our funding requirements are reviewed and generally revised based on a valuation that is performed every three years. The current triennial funding valuation is being performed as of December 31, 2011 and we expect our funding requirements arising from this valuation to be determined prior to March 31, 2013. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the U.K.
Employer Contributions
For the year ended December 31, 2012, we contributed £17.7 million to our pension plans. We presently anticipate contributing a total of £17.0 million to fund our pension plans in 2013, but this is subject to the outcome of the on-going triennial valuation.
Obligations and Funded Status
The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2012	2011
Benefit obligation at beginning of year	£424.6	£390.0
Service cost	1.8	1.7
Interest cost	20.1	21.1
Members’ contributions	0.3	0.3
Plan amendments	—	(3.1)
Actuarial (gain) loss	(0.6)	27.4
Benefits paid	(15.1)	(12.8)
Benefit obligation at end of year	£431.1	£424.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9—Employee Benefit Plans

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2012	2011
Fair value of plan assets at beginning of year	£381.0	£351.0
Actual return on plan assets	0.7	25.0
Employer contributions	17.7	17.5
Employee contributions	0.3	0.3
Benefits paid	(15.1)	(12.8)
Fair value of plan assets at end of year	£384.6	£381.0

The funded status as of December 31, 2012 and 2011 was as follows (in millions):

	Year ended December 31,
	2012	2011
Projected benefit obligation	£431.1	£424.6
Plan assets	384.6	381.0
Funded status	(46.5)	(43.6)
Non-current liability	£(46.5)	£(43.6)

As of December 31, 2012 and 2011, one of the pension plans had projected benefit obligations in excess of plan assets. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2012	2011
Accumulated benefit obligation	£342.7	£335.3
Fair value of plan assets	289.8	303.7

Amount Included in Other Comprehensive Income
The amount included in other comprehensive income for the years ended December 31, 2012 and 2011 consisted of (in millions):

	Year ended December 31,
	2012	2011
Actuarial loss recognized in other comprehensive income	£16.9	£24.2
Prior service credit recognized in other comprehensive income	—	(0.2)
Actuarial loss recognized in net periodic benefit cost	(2.6)	(3.4)
Amount included in other comprehensive income	£14.3	£20.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Employee Benefit Plans (continued)

The following table presents the amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2012	2011
Net actuarial loss	£108.5	£94.1
Net prior year service credit	(0.1)	(0.1)
Amount included in accumulated other comprehensive income	£108.4	£94.0
Net Periodic Benefit Costs
The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Service cost	£1.8	£1.7	£1.6
Interest cost	20.1	21.1	21.4
Expected return on plan assets	(18.3)	(21.9)	(20.8)
Plan amendment	—	(2.8)	—
Recognised actuarial loss	2.6	3.4	3.6
Total net periodic benefit cost	£6.2	£1.5	£5.8

The expected return on plan assets for the year ended December 31, 2013 is £21.7 million. We expect to recognize £2.0 million of actuarial losses in the net periodic benefit cost for the year ended December 31, 2013.
As a result of the sale of various business operations in prior periods, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of those operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.
Assumptions
The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2012	2011
Discount rate	4.40%	4.80%
Rate of compensation increase	3.30%	3.50%

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2012	2011	2010
Discount rate	4.80%	5.50%	5.75%
Expected long term rate of return on plan assets	5.41%	6.31%	6.50%
Rate of compensation increase	3.50%	4.00%	4.00%

The expected rate of return on plan assets is the expected future long term rate of earnings on plan assets and is based on expected returns on specific asset classes. These estimates are based on a combination of factors including current market rates, valuation levels, historical returns and premia for certain asset classes to determine the aggregate

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Employee Benefit Plans (continued)

return for the plan assets. The projected return is then weighted according to the asset allocation of the overall plan assets.
Plan Assets
Our pension plan weighted-average asset allocations by asset category and by fair value hierarchy level at December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£168.4	£—	£—	£168.4
Government Bonds	19.5	—	—	19.5
Corporate Bonds	81.2	—	—	81.2
Real Estate	2.6	—	2.6	5.2
Hedge Funds	—	9.1	—	9.1
Cash	10.6	—	—	10.6
Insurance contract	—	—	90.6	90.6
Total	£282.3	£9.1	£93.2	£384.6

During the fourth quarter of 2012, the trustees of one of our defined benefit plans purchased an insurance contract that will pay an income stream to the plan which is expected to match all future cash outflows in respect of certain liabilities. The fair value of this insurance contract is presented as an asset of the plan and is measured based on the future cash flows to be received under the contract discounted using the same discount rate used to measure the associated liabilities.

	December 31, 2011
	Fair value hierarchy
Asset category	Level 1	Level 2	Level 3	Total
Equity Securities	£125.4	£—	£—	£125.4
Government Bonds	142.7	—	—	142.7
Corporate Bonds	75.0	—	—	75.0
Real Estate	4.7	1.9	—	6.6
Hedge Funds	—	27.0	—	27.0
Cash	4.3	—	—	4.3
Total	£352.1	£28.9	£—	£381.0

The substantial majority of plan assets are valued using quoted prices for the holding.
The trustees of the main defined benefit pension plan, which makes up approximately 75% of the assets of our two defined benefit pension plans, have in place an asset allocation of 20% equities, 20% diversified growth funds, 40% insurance contracts and 20% bonds and cash, at December 31, 2012. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, the trustees are considering moving towards a higher proportion of matching assets over time to reflect the steadily maturing profile of the liabilities and the improvement in the funding position.

There were no directly owned shares of our common stock included in the equity securities at December 31, 2012 or 2011.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8—Employee Benefit Plans (continued)

Estimated Future Benefit Payments
The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2012 and include estimated future employee services (in millions):

Year ending December 31:	Pension Benefits
2013	£15.6
2014	16.6
2015	17.6
2016	18.7
2017	19.8
Years 2018-2022	£119.9

Defined Contribution Pension Plans
Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £13.7 million, £13.6 million and £14.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 9—Income Taxes
Overview
For the year ended December 31, 2012 we recognized an income tax benefit of £2,531.1 million compared to an expense of £15.6 million and a benefit of £127.9 million in the years ended December 31, 2011 and 2010 respectively. The significant benefit recognized during 2012 related to the reversal of the valuation allowance on certain of our deferred tax assets.
Deferred tax valuation allowance
As at December 31, 2012 we had gross deferred tax assets of £5,418.7 million, of which £5,232.1 million related to the U.K. and which principally comprised capital allowances, net operating losses, or NOLs, and capital losses. We accumulated these assets over the last two decades as we made significant investments in building our network infrastructure and incurred significant losses as we operated that network. These assets represent amounts we, in common with other companies in the U.K., are able to use to reduce our future taxable profits in the U.K. We have historically maintained a full valuation allowance on both our U.K. and U.S. deferred tax assets, reducing the value of these assets on our balance sheet to zero.
The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire.
When assessing all available evidence, we consider that an important piece of objective evidence is the extent to which we have made pre-tax income or losses over the most recent three year period. Historically, we have maintained a full valuation allowance on our net deferred tax assets principally because we have been in a cumulative pre-tax

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9 - Income Taxes (continued)

loss position over the most recent three year period. While there has been a trend of positive evidence that has been strengthening in recent years, it was not sufficiently persuasive to outweigh the negative evidence provided by our cumulative pre-tax loss position. During the year ended December 31, 2012, we emerged from a cumulative pre-tax loss position in the U.K. for the first time, which removed this important piece of negative evidence from our evaluation.
Our assessment for the year ended December 31, 2012 considered the following positive and negative evidence. Based on this evidence, we concluded that it was more likely than not that in future periods we will generate sufficient pre-tax income to utilize substantially all of our U.K. deferred tax assets relating to capital allowances and NOLs:
Positive evidence:

•
We have now generated pre-tax income in the U.K. of more than £150 million for two consecutive years and have utilized some of our available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

•	Our U.K. capital allowances and NOLs do not have an expiration date.

•
Our financial performance has continued to improve despite challenging macroeconomic conditions. Steady growth in revenue and operating income has been maintained for three years, and we believe that financial performance will continue to improve even if the current economic conditions persist.

•	Our forecasts of future taxable income indicate that our pre-tax income and taxable income will increase in the future.

•	We have re-financed a significant portion of our high-coupon debt into lower-coupon, longer duration debt in recent years.
Negative evidence:
In the absence of a cumulative loss in the last three years, the remaining negative evidence consists solely of our long history of significant pre-tax losses prior to 2011, dating back many years prior to the merger with Telewest in 2006. In total, our U.K. group companies have approximately £377.2 million of deferred tax assets on £1,639.9 million of NOLs which accumulated over many years. We believe that the combined impact of a number of company specific and industry specific developments over recent years makes it unlikely that those historic losses will be repeated in the future. These include:
Company specific factors:

•
The significant investment associated with building our unique cable network does not need to be replicated. Instead, we are able to spend relatively more modest sums to gradually upgrade and improve that network.

•
We have established ourselves as one of the major telecommunication service providers in the U.K., offering leading next generation broadband and television services which has enabled us to steadily and economically grow revenues.

•
Significant restructuring and rationalization activities subsequent to the Telewest merger have reduced our cost base and focused the business on its core activities. This allowed us to leverage our network into financial returns and generate consistently improving operating margins.

•
There has been a material improvement in our credit standing in recent years, including certain of our debt being rated investment grade, which has allowed us to reduce and lock-in lower interest rates.

Industry specific factors:

•	The cable and telecommunications markets have matured since the late 1990s and early 2000s.

•	There is only one competitor in the U.K. with a substantial fiber network.

•
Pricing in the U.K. telecommunications market in recent years is considerably more rational than in the early to mid portion of the previous decade. We expect that trend to continue given a) the increase in

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9 - Income Taxes (continued)

demand for data traffic that requires a high speed delivery mechanism like our fiber network and b) the structure of the U.K. market.

•	Consolidation in the industry has reduced the number of competitors since the years in which we incurred significant losses.

•	The industry is capital intensive and barriers to entry are high; therefore, we do not envision uneconomic competition from new entrants.
After consideration of these factors, we determined that it was unlikely that the losses incurred prior to the year ended December 31, 2011 would be repeated and as a result, we did not place significant weight on the negative evidence provided by our long history of losses.
We believe that our positive evidence is strong. The improving financial performance in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but have only recently gathered sufficient weight to deliver objectively verifiable, consistent taxable profits.
A key consideration in our analysis was that the unlimited carryforward periods of our U.K. tax assets make the realization of those assets less sensitive to variations in our projections of future taxable income than would otherwise be the case if the carryforward periods were time limited. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets under a number of scenarios. We do not require material increases in the current levels of cash flows, book income, or taxable income to recover the value of our deferred tax assets other than capital losses.
The emergence from a cumulative loss position in the U.K. during 2012 was an important consideration in our assessment and changed the balance of the remaining available evidence. While strong positive evidence was present during 2011 and in earlier quarters of 2012, we concluded that the significance of the cumulative loss could not be overcome prior to December 31, 2012. In the absence of the negative evidence provided by cumulative losses over the most recent three year period, we believe that the available positive evidence outweighs the remaining negative evidence. Therefore, we determined that it was appropriate to reverse substantially all of the valuation allowance on our U.K. deferred tax assets other than capital losses. The reversal of the valuation allowance resulted an income tax benefit of £2,428.4 million, during the year ended December 31, 2012, and an increase in current and non-current deferred tax assets on the consolidated balance sheet for the year ended December 31, 2012. Beginning in the first quarter of 2013, we expect our net income and earnings per share to be impacted to a greater degree by income tax expense, which may fluctuate from period to period. However, this reversal will not result in any change to the amount of cash payments to the U.K. tax authorities for income taxes.
Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value of our U.K. deferred tax assets other than capital losses, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover of the value of our deferred tax assets we would be required to establish a valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense and a material decrease in net income in the period in which we change our judgment.
During 2012, we also reversed a valuation allowance on the U.S. deferred tax assets related to certain of our subsidiaries that are considered dual resident in the U.K. and U.S. for tax purposes and recognized a benefit of £103.4 million. The assets in these companies are principally comprised of NOLs. The companies have emerged from a cumulative loss position and after consideration of all available positive and negative evidence we believe it is more likely than not that the deferred tax assets will be utilized. Because those companies have emerged from a cumulative loss position, significant negative evidence no longer exists. Positive evidence exists in the form of recent profitability, forecasts for continued profitability, and long expiration periods for the NOLs. We do not require significant improvements in the level of profitability to utilize the deferred tax assets prior to their expiration.
We have considered the implications of the proposed merger with Liberty Global, as discussed Note 13 - Subsequent Events, on our accounting for our deferred tax assets. We note that a change in judgment that results in subsequent recognition, derecognition, or change in measurement of a tax position taken in a prior annual period shall be recognized

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9 - Income Taxes (continued)

as a discrete item in the period in which the change occurs. We are therefore not permitted to consider the impact of the proposed business combination until 2013 and the partial reversal of the allowance discussed above therefore remains appropriate.
Changes in tax laws and rates will also affect our deferred tax assets in the future. The U.K. government has announced a reduction in the rate of corporation tax from 23% to 21%. These reductions have not been enacted, but we will recognize a reduction in the value of our deferred tax assets and liabilities and a charge to income tax expense in the period of enactment which is expected to be during 2013.

Income tax benefit (expense)
The benefit (expense) for income taxes consists of the following (in millions):

	Year ended December 31,
	2012	2011	2010
Current:
U.K. taxes	£—	£5.1	£25.1
U.S. taxes	(0.7)	(0.6)	(0.8)
Total current	(0.7)	4.5	24.3
Deferred:
U.K. taxes	2,428.4	(23.3)	23.8
U.S. taxes	103.4	3.2	79.8
Total deferred	2,531.8	(20.1)	103.6
Total	£2,531.1	£(15.6)	£127.9
The reconciliation of income taxes computed at U.S. federal statutory rates to income tax benefit (expense) attributable to continuing operations is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Benefit at U.K. statutory rate (2012: 24.5% 2011: 26.5%, 2010: 28%)	£(82.8)	£(54.2)	£72.0
Add:
Non-deductible expenses	(1.4)	(9.6)	(0.4)
Reduction in valuation allowance for US NOLs	—	3.2	79.8
Foreign losses with no benefit	—	68.9	(65.0)
Foreign tax benefit from discontinued operations and OCI	—	(23.9)	41.5
Reduction of valuation allowance on UK deferred tax assets	2,615.3	—	—
Benefit (provision) for income taxes	£2,531.1	£(15.6)	£127.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9 - Income Taxes (continued)

Deferred taxes
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

	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	£557.5	£751.4
Capital losses	2,721.6	3,025.8
Depreciation and amortization	2,008.7	2,115.1
Accrued expenses	25.1	41.6
Employee benefits	24.3	23.5
Derivative instruments	16.1	5.5
Capital costs and others	65.4	79.6
Total deferred tax assets	5,418.7	6,042.5
Valuation allowance for deferred tax assets	(2,758.3)	(5,947.1)
Total deferred tax assets, net of valuation allowance	2,660.4	95.4
Deferred tax liabilities:
Depreciation and amortization	£81.3	£95.4
Total deferred tax liabilities	81.3	95.4
Net deferred tax assets less deferred tax liabilities	£2,579.1	£—
The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year ended December 31,
	2012	2011	2010
Balance, January 1	£5,947.1	£6,373.2	£6,607.6
Acquisitions
Effect of changes in U.K. tax rates	(464.8)	(473.5)	(237.3)
Establishment / (Reduction of valuation allowance)	(2,579.1)	110.8	(33.6)
(Decrease) increase in valuation allowance due to current year activity	(144.9)	(63.4)	36.5
Balance, December 31	£2,758.3	£5,947.1	£6,373.2

The change in tax rates relates to a reduction in the U.K. corporate income tax rate from 28% to 27% in 2010, to 25% in 2011, and to 23% in 2012. The deferred tax assets and liabilities presented for 2012 reflect the 23% rate. Further rate changes have been announced that are expected to reduce the U.K. corporate income tax rate in equal annual decrements of one percentage point to 21%, but these changes have not yet been enacted.
At December 31, 2012, we had deferred tax assets of £372.9 million on U.K. net operating loss carryforwards that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the legal entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £528 million and expires between 2012 and 2028. We also have U.K. capital loss carryforwards of £11.8 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate future U.K. taxable capital gain income from assets held by subsidiaries owned by the group prior to the merger with Telewest in 2006.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9 - Income Taxes (continued)

At December 31, 2012, we had fixed assets on which future U.K. tax deductions can be claimed of £12.7 billion. The maximum amount that can be claimed in any one year is 18% of the remaining balance, after additions, disposals and prior claims.
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

	Year ended December 31,
	2012	2011	2010
Operating costs	£43.0	£44.6	£39.8
Selling, general and administrative expenses	53.9	35.4	44.8
	£96.9	£80.0	£84.6
The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.
Virgin Enterprises Limited
We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of the common stock of Virgin Media Inc. as a result of its acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2012, Virgin Entertainment Investment Holdings Limited beneficially owned 2.5% of the common stock of Virgin Media Inc. (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of the Board of Directors of Virgin Media Inc. and is a Director of Virgin Enterprises Limited.
We own and have the right to use registered trademarks, including the exclusive right to use the “Virgin” name and logo in connection with our corporate activities and in connection with the activities of our consumer business under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the “Virgin” name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. Our license agreement provides for an annual royalty of 0.25% of certain consumer revenues, subject to a minimum annual royalty of £8.5 million. As part of the agreement, we have the right to adopt,

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10—Related Party Transactions (continued)

and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name “Virgin Media”, we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on Virgin Media Inc.’s Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to Virgin Media Inc.’s Board of Directors.
During the first quarter of 2010, ntl:Telewest Business announced that it would rebrand using the Virgin trade marks to “Virgin Media Business”. Virgin Media has entered into a trade mark license with Virgin Enterprises Ltd under which an annual royalty is payable of 0.25% of revenues from our business segment, subject to a minimum payment of £1.5 million.
During the years ended December 31, 2012, 2011 and 2010, respectively, we incurred expenses of £10.2 million, £10.1 million, and £10.1 million for charges in respect of brand licensing and promotion of which £5.1 million and £5.0 million was payable at December 31, 2012 and 2011, respectively.
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
We pay UKTV for purchases of television programming rights. During the years ended December 31, 2011 and 2010, the net expense recognized in respect to these transactions through the consolidated statement of comprehensive income totaled £24.4 million and £24.8 million, respectively.
During the years ended December 31, 2011 and 2010, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £34.0 million and £34.4 million, respectively.

Note 11—Commitments and Contingent Liabilities
At December 31, 2012, we were committed to pay £1,369.4 million for equipment and services, exclusive of capital and operating leases. This amount includes £514.4 million for operations and maintenance contracts and other commitments from January 1, 2014 to 2019. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31,
2013	£663.1
2014	255.9
2015	150.1
2016	97.6
2017	63.1
Thereafter	139.6
1,369.4
Purchase obligations in the table above represent amounts payable under fixed or minimum guaranteed commitments, and therefore do not represent the total fees that are expected to be paid under certain programming contracts where amounts payable are generally based on the number of customers receiving the programming
This table excludes £667.7 million of accounts payable and accrued liabilities as at December 31, 2012 which will be paid in 2013.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 11—Commitments and Contingent Liabilities (continued)

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
Our revenue generating activities are subject to VAT. During the second quarter of 2011, we reached an agreement with the U.K. tax authorities regarding our VAT treatment of certain of these activities. The U.K. tax authorities provided us with a refund of £81.5 million, which was collected during the second quarter of 2011, and £77.6 million of which is included in interest income and other, net in the consolidated statement of comprehensive income for the year ended December 31, 2011.
Our VAT treatment of certain other revenue generating activities remains subject to challenge by the U.K. tax authorities. As a result, we have estimated contingent losses totaling £31.9 million as of December 31, 2012 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place in 2013.
Our banks have provided guarantees in the form of stand by letters of credit on our behalf as part of our contractual obligations. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2013	£4.7
2014	—
2015	1.7
2016	—
2017	—
Thereafter	0.6
7.0

Note 12—Industry Segments
VMIH and VMIL are not managed separately from Virgin Media and financial information is only prepared and reviewed by the chief operating decision maker, or CODM, of Virgin Media, who is also the CODM of VMIH and VMIL, at the consolidated Virgin Media level. Virgin Media’s segments are based on its method of internal reporting along with criteria used by its chief executive officer, who is its CODM, to evaluate segment performance and make capital allocation decisions. Virgin Media has two reporting segments, Consumer and Business, as described below:
Virgin Media’s Consumer segment is its largest segment, consisting of the distribution of television programming, broadband and fixed line telephony services to residential customers on its cable network, the provision of broadband and fixed line telephone services to residential customers outside of its cable network, and the provision of mobile telephony and broadband to residential customers.
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
Note 12—Industry Segments

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
Segment information for the years ended December 31, 2012, 2011 and 2010 was as follows (in millions):

	Revenue	Segment Contribution
Year ended December 31, 2012
Consumer	£3,430.2	£2,053.2
Business	670.3	380.8
Subtotal	4,100.5	2,434.0
Companies not consolidated in VMIH and VMIL	(119.8)
Total	£3,980.7
Year ended December 31, 2011
Consumer	£3,354.4	£1,991.5
Business	637.4	377.4
Subtotal	3,991.8	2,368.9
Companies not consolidated in VMIH and VMIL	(102.0)
Total	£3,889.8
Year ended December 31, 2010
Consumer	£3,279.0	£1,982.4
Business	596.8	342.8
Subtotal	3,875.8	2,325.2
Companies not consolidated in VMIH and VMIL	(102.1)
Total	£3,773.7
The reconciliation of total segment contribution to our consolidated operating income and net income (loss) is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Total segment contribution	£2,434.0	£2,368.9	£2,325.2
Other operating and corporate costs	780.5	778.7	815.0
Restructuring and other charges	2.7	8.4	53.0
Depreciation	951.7	923.2	987.7
Amortization	—	118.4	147.6
Operating loss of subsidiaries not consolidated in either of the companies	0.5	(0.3)	(6.3)
Consolidated operating income	698.6	540.5	328.2
Other income (expense)
Interest expense(1)	(373.0)	(401.7)	(475.5)
Loss on extinguishment of debt	—	(28.9)	(70.0)
Share of income from equity investments	—	18.6	24.0
Loss on disposal of equity investments	—	(7.2)	—
Loss on derivative instruments	(26.1)	(7.4)	(48.2)
Foreign currency (losses) gains	(28.9)	1.7	(32.6)
Interest income and other, net(2)	67.3	88.9	16.9
Income tax benefit (expense)	2,531.1	(15.6)	127.9
Income (loss) from continuing operations	2,869.0	188.9	(129.3)
(Loss) income from discontinued operations, net of tax	—	(1.2)	27.8
Net income (loss)	£2,869.0	£187.7	£(101.5)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTED TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 12—Industry Segments (continued)

1) Interest expense represents the total of interest expense and interest expense to group companies.
2) Interest income and other, net represents the total of interest income and other, net and interest income from group companies

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 13—Subsequent Events

Merger agreement with Liberty Global, Inc.

On February 5, 2013, Virgin Media Inc, or VMI, entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly-owned subsidiaries, or the Merger Subsidiaries. Under the terms of the Merger Agreement, VMI have agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and VMI becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on Nasdaq, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K..

Under the Merger Agreement, we have agreed to use our reasonable best efforts to carry on our business consistent with past practice and preserve intact our business organization and commercial goodwill from the date of the Merger Agreement until either the merger is consummated or the Merger Agreement is terminated. In addition, during this period we have undertaken covenants that place certain restrictions on us, and our subsidiaries', ability to, among other things, dispose of material properties or assets, make unbudgeted capital expenditures, acquire substantial assets, make substantial investments, increase the salary of certain of our employees or directors, pay certain bonuses or incentive compensation, grant new equity or non-equity based compensation awards, hire new employees, redeem common stock or other equity interests, declare or pay dividends or make other distributions in respect of our capital stock, other than a quarterly dividend of up to $0.04 per share, incur or otherwise become liable for material indebtedness, enter into certain transactions with related parties or enter into new material contracts, in each case, other than in the ordinary course of business, pursuant to certain exceptions and baskets set forth in the Merger Agreement or unless Liberty Global consents in writing to the taking of any such action. If we fail to comply with these restrictions in all material respects, unless waived by Liberty Global, the Merger Agreement could be terminated or the merger not consummated.

The consummation of the merger is subject to regulatory approval, the affirmative approval of our shareholders and those of Liberty Global, and other customary closing conditions. In addition, the Merger Agreement will terminate if, prior to the consummation of the merger, we enter into an acquisition agreement with respect to a superior proposal and pay an applicable termination fee of up to $470 million, or if the merger is not consummated on or prior to October 5, 2013, which is the eight month anniversary of the date of signature of the Merger Agreement, or January 5, 2014 if extended for certain reasons to the eleven month anniversary. The Merger Agreement also includes certain other events of termination and certain other termination fee and expense provisions.

At the effective time of the Merger, pursuant to the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time (excluding shares held by ourselves or our subsidiaries in treasury and dissenting shares in accordance with Delaware law) will be converted into the right to receive (i) 0.2582 Series A shares of the Ultimate Parent, (ii) 0.1928 Series C shares of the Ultimate Parent and (iii) $17.50 per share in cash. Based on our fully-diluted shares outstanding of 335 million as of December 31, 2012, we expect that our shareholders will own approximately 36% of the shares outstanding of the Ultimate Parent and have approximately 26% of the voting rights.

The aggregate cash portion of the merger consideration is expected to be $6.1 billion, $2.7 billion of which Liberty Global will finance from its own cash reserves and $3.4 billion of which Liberty Global will raise as bank debt and in the capital markets, which, if the merger is consummated, will, together with debt raised to replace certain of our existing facilities, be assumed by us and result in an increase to our overall level of debt.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
VIRGIN MEDIA INVESTMENTS LIMITED AND SUBSIDIARIES
COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 13—Subsequent Events (continued)

Financing implications of the Merger on our existing debt

Consummation of the merger would represent a change of control event under the terms of the relevant indentures of all of the senior secured notes and senior notes issued by Virgin Media Secured Finance PLC, or VMSF, and Virgin Media Finance PLC, or VMF, and obligate us to  offer the noteholders the right to put their notes back to us at 101% of the principal amount plus accrued interest. At the request of Liberty Global in order to facilitate the financing by Liberty Global of the merger, on February 6, 2013, VMSF and VMF commenced consent solicitations in respect of some of these notes for the noteholders to preemptively waive this obligation and to seek consents to effect certain other proposed amendments in relation to the Transactions.

We have not solicited consents in relation to our 5.25% Senior Notes due 2022, our 4.875% Senior Notes due 2022 and our 5.125% Senior Notes due 2022 and will be required to repurchase these Notes within 30 days of the consummation of the Merger.

Upon consummation of the merger our convertible notes will have the right to convert and receive the same consideration that is received in the merger as the holders of Common Stock.  The convertible holders will also be offered the right to put their notes to the company at 100% of the principal amount plus accrued interest.

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC

Date: February 7, 2013	By:	/S/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: February 7, 2013	By:	/S/ Eamonn O’Hare
Eamonn O’Hare
Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: February 7, 2013	By:	/S/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: February 7, 2013	By:	/S/ Eamonn O’Hare
Eamonn O’Hare
Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: February 7, 2013	By:	/S/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: February 7, 2013	By:	/S/ Eamonn O’Hare
Eamonn O’Hare
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
VIRGIN MEDIA INC

Name		Title	Date

By:	/S/ Neil A. Berkett	Chief Executive Officer and Director	February 7, 2013
	Neil A. Berkett	(principal executive officer)

By:	/S/ Eamonn O’Hare	Chief Financial Officer and Director	February 7, 2013
	Eamonn O’Hare	(principal financial officer)

By:	/S/ Robert C. Gale	Vice President—Controller	February 7, 2013
	Robert C. Gale	(principal accounting officer)

By:	/S/ Charles Allen	Director	February 7, 2013
Charles Allen

By:	/S/ Doreen A. Toben	Director	February 7, 2013
Doreen A. Toben

By:	/S/ James A. Chiddix	Director	February 7, 2013
James A. Chiddix

By:	/S/ Andrew Cole	Director	February 7, 2013
Andrew Cole

By:	/S/ William R. Huff	Director	February 7, 2013
William R. Huff

By:	/S/ Gordon D. McCallum	Director	February 7, 2013
Gordon D. McCallum

By:	/S/ James F. Mooney	Director	February 7, 2013
James F. Mooney

By:	/S/ John Rigsby	Director	February 7, 2013
John Rigsby

By:	/S/ Steven J. Simmons	Director	February 7, 2013
Steven J. Simmons

By:	/S/ George R. Zoffinger	Director	February 7, 2013
George R. Zoffinger

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Name		Title	Date

By:	/S/ Neil A. Berkett	Chief Executive Officer	February 7, 2013
	Neil A. Berkett	(principal executive officer)

By:	/S/ Eamonn O’Hare	Chief Financial Officer	February 7, 2013
	Eamonn O’Hare	(principal financial officer)

By:	/S/ Robert C. Gale	Director	February 7, 2013
	Robert C. Gale	(principal accounting officer)

By:	/S/ Caroline Withers	Director	February 7, 2013
Caroline Withers

VIRGIN MEDIA INVESTMENTS LIMITED

Name		Title	Date

By:	/S/ Neil A. Berkett	Chief Executive Officer	February 7, 2013
	Neil A. Berkett	(principal executive officer)

By:	/S/ Eamonn O’Hare	Chief Financial Officer	February 7, 2013
	Eamonn O’Hare	(principal financial officer)

By:	/S/ Robert C. Gale	Director	February 7, 2013
	Robert C. Gale	(principal accounting officer)

By:	/S/ Caroline Withers	Director	February 7, 2013
Caroline Withers

EXHIBIT INDEX

Exhibit Number

3.1
Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2
Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 5, 2012).

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

Exhibit Number

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

4.16
First Supplemental Indenture, dated as of April 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 15, 2010).

4.17
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

4.18
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

4.20
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

4.23
Release of Note Guarantee, dated as of February 15, 2011, among Virgin Media Secured Finance PLC, the companies listed in schedule 1 thereto and The Bank of New York Mellon as trustee. (Incorporated by reference to Exhibit 4.27 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

4.24
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

Exhibit Number

4.26
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

4.27
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

4.28
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

Exhibit Number

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

4.44
Additional Facility Accession Deed (Term Facility), dated as of May 20, 2011, among Deutsche Bank AG, London Branch as Facility Agent, the Additional Facility Lenders, Virgin Media Investment Holdings Limited, the Obligors' Agent, and the Original Borrowers. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 23, 2011).

4.45
Additional Facility Accession Deed (Revolving Facility), dated May 20, 2011, among Deutsche Bank AG, London Branch as Facility Agent, the Additional Facility Lenders, Virgin Media Investment Holdings Limited, the Obligors' Agent, and the Original Borrowers. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 23, 2011).

4.46
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

4.47
Indenture, dated as of October 30, 2012, among Virgin Media Finance PLC, Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, Virgin Media Investments Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon Luxembourg S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 30, 2012).

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

Exhibit Number

10.10
Form of Non-Qualified Stock Option Notice for U.K. employees used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

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

10.18
Form of Company Share Option Plan Option Certificate used for grants by Virgin Media Inc. to its executive officers pursuant to the 2010-2012 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 13, 2010).

10.19
Virgin Media Inc. 2010 Stock Incentive Plan (Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 29, 2010).

10.20
Schedule B to the Virgin Media Inc. 2010 Stock Incentive Plan - Joint Stock Ownership Plan. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.21
Form of Non-Qualified Stock Option Notice for U.K. employees used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.22
Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.23
Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.24
Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.25
Description of the 2011-2013 Virgin Media Inc. Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.26
Joint Share Ownership Plan (JSOP) Trust Agreement dated as of January 28, 2011 between Virgin Media Inc. as grantor and Christiana Trust, a division of Wilmington Savings Fund Society, as trustee. (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.27
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

Exhibit Number

10.29
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

10.36
Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.37
Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.38
Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.39
Form of Company Share Option Plan (CSOP) Option Certificate used for grants made under the Virgin Media Inc. 2012-2014 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 21, 2012).

10.40
Description of Change in Treatment of Employer National Insurance with Respect to Stock Option Awards (Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 29, 2009).

10.41
Description of the Virgin Media Inc. 2012 Bonus Scheme (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

10.42	Virgin Media Sharesave Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 6, 2009).
10.43*	Description of the 2013-2015 Virgin Media Inc. Long Term Incentive Plan
10.44*	Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2013-2015 Long Term Incentive Plan.
10.45*	Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2013-2015 Long Term Incentive Plan.
10.46*	Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2013-2014 Long Term Incentive Plan.
10.47*	Description of the Virgin Media Inc. 2013 Bonus Scheme.
10.48
Virgin Media Inc. Deferred Compensation Plan for Directors dated December 11, 2008 (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).

Exhibit Number

10.49
Service Agreement, dated as of July 3, 2009, between Virgin Media Limited and Neil A. Berkett (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2009).

10.50
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

10.52
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

10.54
Non-Qualified Stock Option Notice, dated as of September 16, 2009, between Virgin Media Inc. and Eamonn O'Hare (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on September 18, 2009).

10.55
Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.56
Amendment Letter, dated as of December 16, 2009, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.57
Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 10, 2009, between Virgin Media Limited and Andrew Barron. (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

10.58*	Amendment Letter, date as of January 29, 2013, relating to the Service Agreement, dated as of July 10, 2009 between Virgin Media Limited and Andrew Barron
10.59
Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.60
Amendment Letter, dated as of December 15, 2009, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.61
Amendment Letter, dated as of April 1, 2011, relating to the Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Paul Buttery. (Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 5, 2011).

10.62
Service Agreement, dated as of July 31, 2009, between Virgin Media Limited and Robert Gale (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2009).

10.63
Amendment Letter, dated June 28, 2010, between Virgin Media Limited and Robert Gale, relating to the Service Agreement, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 4, 2010).

10.64
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

10.66
Investment Agreement, dated as of April 13, 2006, between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.67
Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

Exhibit Number

10.68
Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).

10.69
Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.70
Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (Incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

10.71
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

12.1*	Computation of Ratio of Earnings to Fixed Charges
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
_______________________

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