Form 10-K/A
period 2012-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2013-02-07
CIK 1270400, 1322791, 1481423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Due to a scrivener's error, incomplete dates were contained on each of Exhibits 23.1, 23.2 and 23.3 of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 7, 2013. The purpose of this Form 10-K/A is to include complete dates on such exhibit pages.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on February 7, 2013 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

EXHIBIT INDEX

Exhibit Number

23.1*	Consent of Ernst & Young LLP for Virgin Media Inc.
23.2*	Consent of Ernst & Young LLP for Virgin Media Investment Holdings Limited.
23.3*	Consent of Ernst & Young LLP for Virgin Media Investments Limited.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed herewith.