Form 10-K/A
period 2012-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2013-02-07
CIK 1270400, 1322791, 1481423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Due to a scrivener's error, incomplete dates were contained on each of Exhibits 23.1, 23.2 and 23.3 of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 7, 2013. The purpose of this Form 10-K/A is to include complete dates on such exhibit pages and to provide a signature page omitted in Amendment No.1.

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

Date: February 7, 2013	Virgin Media Inc.

By: /s/ Catherine Moroz
Catherine Moroz
Assistant Secretary

Date: February 7, 2013	Virgin Media Investment Holdings Limited

By: /s/ Robert C. Gale
Robert C. Gale
Director

Date: February 7, 2013	Virgin Media Investments Limited

By: /s/ Robert C. Gale
Robert C. Gale
Director

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