Form 10-K/A
period 2012-12-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2013-04-24
CIK 1270400, 1322791, 1481423

_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
Form 10-K/A
(Amendment No. 3)

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
_________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2012 based on the closing price for the registrant's common stock on the NASDAQ Global Select Market on such date, was $6,477,527,761.
As of April 23, 2013, there were 270,503,808 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding.
The Additional Registrants meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” in the Original Form 10-K.
DOCUMENTS INCORPORATED BY REFERENCE
None.

_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VIRGIN MEDIA INC.
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2012

In this Form 10-K/A, unless we have indicated otherwise, or the context otherwise requires, references to “Virgin Media,” “the Company,” “we,” “us,” “our” and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, and its subsidiaries, and Virgin Media Investments Limited, or VMIL, and its subsidiaries).

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Virgin Media Inc. (the “Company”) for the fiscal year ended December 31, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2013 (the “Original Form 10-K”), is being filed to set forth information required by Items 10 through 14 of Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Form 10-K. The statement in the Original Form 10-K regarding incorporation by reference of portions of the definitive proxy statement for the 2013 Annual Meeting of stockholders has been deleted. In addition, this Form 10-K/A is being filed to amend Item 15 of Part IV of the Original Form 10-K to correct Exhibit 3.2 (Restated by-laws of Virgin Media Inc.) included in the Exhibit Index of the Original Form 10-K, as that Exhibit was incomplete.

This Form 10-K/A only amends and restates Part III - Items 10 through 14 and Part IV - Item 15, Exhibit 3.2 of the Original Form 10-K. In addition, as required by the SEC rules, this Form 10-K/A includes currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer. These are attached as Exhibits 31.1, 31.2 and 32.1. This Form 10-K/A does not make any other revisions or amendments to the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company's other filings made with the SEC subsequent to filing the Original Form 10-K.

3

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
BOARD OF DIRECTORS
Our amended and restated certificate of incorporation provides for a classified Board of Directors (the "Board" or the "Directors") consisting of three classes of Directors which must be as equal in number as possible (respectively Class I, Class II and Class III). Within each of these three classes, Directors serve staggered three-year terms. At each annual meeting of our stockholders, Directors whose term expires at that annual meeting are proposed for re-election for a new three-year term.

Biographical and other information about the Directors is set out below. All of the Directors currently serve on the Board of the Company and, in some cases, have previously served on boards and board committees of other public companies. We believe that this provides the Directors with board leadership and governance experience and with substantial knowledge and skills that further enhance the functioning of the Board.
Sir Charles Allen
Age: 56
Director Since: September 9, 2008
Committee Memberships: Chair of Compensation Committee & Member of Nominating and Governance Committee

Sir Charles is currently the non-executive chairman of Global Radio U.K. Limited, a leading U.K. commercial radio company. Since May 2008, Sir Charles has been a senior advisor to the principal investment group of Goldman Sachs Group, Inc. From February 2007 to July 2008, Sir Charles was a chief advisor to the U.K. government's Home Office. Prior to that, Sir Charles served as chief executive officer of ITV plc, a leading U.K. commercial public service broadcaster, having previously served as executive chairman of Granada plc, which he led through the merger with Carlton Communications to form ITV plc. Sir Charles is a Fellow of the Chartered Institute of Management Accountants and a Commander of the British Empire (CBE). He previously served as the executive chairman of EMI Music, an international music company and part of EMI Group Limited, having served as its non-executive chairman since 2009 and also served on its board of directors. Sir Charles was previously chairman of the remuneration committee of Tesco plc, a large U.K. retailer. He presently serves on the board of directors of Endemol BV, the international television production group. Sir Charles is also chairman of 2 Sisters Food Group, a leading food production company and Get S.A., a leading cable operator in Norway. Sir Charles's U.K. and European media and board experience provides valuable insight to our Board on strategic and operational issues. Sir Charles is a Class III Director for the Board and his term of office will expire in 2013.
Neil Berkett
Age: 57
Director Since: April 7, 2008

Mr. Berkett has been our Chief Executive Officer since March 6, 2008. Prior to that, he served as our acting Chief Executive Officer from August 2007 to March 2008, and as our Chief Operating Officer from September 2005 to August 2007. Prior to joining us, Mr. Berkett was managing director of distribution at Lloyds TSB Bank plc from 2003 to 2005. From 2002 to 2003, he was chief operating officer of Prudential Assurance Company Limited. From 1997 to 2002, Mr. Berkett was a principal at Marsh Mill Consulting Ltd., and from 1998 to 2002, he was chief executive of Trek Investco Limited. Prior to this, Mr. Berkett worked for St. George Bank Limited, one of Australia's largest retail banks, where he served as the head of the retail division and led its merger with Advance Bank Australia Limited (an Australian retail bank). Mr. Berkett is currently serving as an independent director of the multi-media publishing and printing business, Guardian Media Group plc. Mr. Berkett is a Class II Director for the Board and his term of office will expire in 2015.

James Chiddix
Age: 67
Director Since: July 8, 2008
Committee Memberships: Chair of Business Operations and Technology Committee

Mr. Chiddix, a 40-year cable television industry pioneer, was chief executive officer and chairman of software company OpenTV from 2004 to 2007 and served on its board of directors through 2009. He held a variety of senior positions at Time Warner Inc. and its antecedents, including 15 years as chief technology officer at Time Warner Cable and president of Mystro TV, a Time Warner division that developed a server-based digital video recorder service. Mr. Chiddix has been involved with virtually every major new technology embraced by the cable industry, including local ad insertion, fiber optics, video-on-demand, cable modems, and digital set-top boxes. Mr. Chiddix is also currently on the boards of Arris, an equipment supplier to cable and other broadband operators; Symmetricom, a supplier of precision timing systems to telecommunications and scientific markets and Magnum Semiconductor, a Silicon Valley developer of chips and software for high-quality video compression and transcoding. He served as a board member at Shougang Concord Technology Holdings Ltd., Hong Kong, an operator of digital cable systems in China, from 2009 until April 2010, and on the board of Dycom Industries, a provider of construction services to the telecommunications and cable industries, from 2007 until November 2011. Mr. Chiddix's background in technology strategy and service provider operations and his experience leading a public corporation make him a unique contributor to the Board. Mr. Chiddix is a Class I Director for the Board and his term of office will expire in 2014.
Andrew Cole
Age: 46
Director Since: July 8, 2008
Committee Memberships: Member of Compensation Committee & Nominating and Governance Committee

Mr. Cole has been the chief executive officer of the Europe division of Asurion Corp., a private entity and the world's largest technology protection company, since May 2009, and prior to that, was chief marketing officer and senior vice president at Asurion from April 2007. Prior to joining Asurion, Mr. Cole was president of CSMG Adventis, a strategic consultancy focused exclusively on the communications, computing, media and entertainment markets, from October 2005 to April 2007. From May 2004 to October 2005, Mr. Cole was vice president and leader of the telecommunications and media practice at A.T. Kearney, a strategic and operations consultancy. He holds bachelor's and master's degrees from Bristol University and Oxford University, respectively. Mr. Cole has over 20 years experience working in the telecommunications and media industry with a particular depth of experience in the mobile sector having worked with major operators such as Orange, a U.K. telecommunications company, Apple (supporting its iPhone entry) and Google (with respect to the gPhone). In addition to the wealth of experience described above, Mr. Cole brings his marketing and strategy expertise to our Board. Mr. Cole is a Class III Director for the Board and his term of office will expire in 2013.
William Huff
Age: 63
Director Since: January 10, 2003
Mr. Huff is the president of the managing member of W.R. Huff Asset Management Co., L.L.C., an investment management firm. Mr. Huff founded W.R. Huff Asset Management Co., L.L.C. in 1984. Mr. Huff served as our interim Chairman from January to March 2003, when Mr. Mooney became Chairman. Mr. Huff brings to the Board his deep understanding of leveraged finance, capital markets, mergers, acquisitions and other corporate and financial issues. Mr. Huff is a Class I Director for the Board and his term of office will expire in 2014.
Gordon McCallum
Age: 53
Director Since: September 11, 2006

Since September 2005, Mr. McCallum has been chief executive officer of Virgin Management Limited, Virgin Group's U.K.-based management services company providing corporate services and general management oversight of Virgin Group's investment portfolio. From January 1998 to September 2005, Mr. McCallum was group strategy director of Virgin Management, and prior to that, he worked for Virgin Management as a freelance consultant. Mr. McCallum currently serves on the boards of a number of Virgin-branded businesses and served on the board of Virgin Mobile

Holdings (U.K.) plc prior to its acquisition by Virgin Media. In connection with the license agreement entered into with Virgin Enterprises Limited on April 3, 2006, which provides for us to license the “Virgin” name and trademark in connection with our business, Virgin Enterprises Limited had the right to propose a candidate to fill a single seat on our Board, and proposed Mr. McCallum. Mr. McCallum brings to the Board his mobile telephony and strategy experience and an extensive knowledge of, and experience with, the “Virgin” brand. Mr. McCallum is a Class III Director and his term of office will expire in 2013.
James Mooney
Age: 58
Director Since: March 1, 2003

Mr. Mooney served as our executive Chairman from March 2003 until December 2010 and has served as our non-executive Chairman from January 2011 onwards. From December 2004 through to December 2007, Mr. Mooney served as a director and chairman of the board of RCN Corporation, a U.S. regional provider of cable, pay TV and fixed line telephony services. From April 2001 to September 2002, Mr. Mooney was the executive vice president and chief operating officer of Nextel Communications Inc., a mobile telephony provider. Prior to joining Nextel, from January 2000 to January 2001, Mr. Mooney was the chief financial officer, then the chief executive officer and chief operating officer of Tradeout Inc., an asset management firm jointly owned by GE Capital Corp., EBay Inc. and Benchmark Capital. From 1999 to 2000, Mr. Mooney was the chief financial officer at Baan Company, a business management software provider with dual headquarters in Amsterdam and Virginia. From 1980 to March 1999, Mr. Mooney held a number of positions with IBM Corporation, including his last position as the chief financial officer of the Americas. Mr. Mooney is also a director of Sirius XM Radio, Inc., a satellite radio company, and Sidera Networks. He holds bachelor's and master's degrees in finance from Notre Dame University and New York University, respectively. Mr. Mooney brings to the Board his management, strategy, operational and corporate expertise. Mr. Mooney is a Class I Director for the Board and his term of office will expire in 2014.
Eamonn O'Hare
Age: 49
Director Since: December 7, 2010

Mr. O'Hare has been Virgin Media's Chief Financial Officer since November 2009. Prior to joining Virgin Media, Mr. O'Hare served as the chief financial officer for a U.K. retail subsidiary of Tesco plc from 2005 to 2009. Before joining Tesco, Mr. O'Hare was the chief financial officer of Energis Communications Limited, a U.K. telecommunications company, from 2002 to 2005. Prior to this, Mr. O'Hare held a number of senior international finance and general management positions at various international divisions within PepsiCo Inc. Mr. O'Hare is a Class III Director for the Board and his term of office will expire in 2013.
John Rigsby
Age: 66
Director Since: September 9, 2008
Committee Memberships: Member of Audit Committee & Business Operations and Technology Committee

Mr. Rigsby has over 30 years experience in the cable industry and most recently was president of Bright House Networks, LLC's Florida Group, a U.S. cable television company, from May 2003 to December 2007. Prior to this, Mr. Rigsby spent nine years as the president of the Florida Division of Time Warner Cable Inc. and nine years with Paragon Communications Inc., a Time Warner and Houston Industries cable joint venture. Mr. Rigsby also spent nine years at American Television and Communications or ATC. Mr. Rigsby was elected a Cable TV Pioneer in 2001 and was awarded the NCTA Vanguard Award for Cable Operations in 2002. He holds a bachelor's degree in political science and a master's degree in business administration from Brown University and Harvard University, respectively. Mr. Rigsby brings to the Board his strategic, operational and cable industry expertise. Mr. Rigsby is a Class I Director for the Board and his term of office will expire in 2014.
Steven Simmons
Age: 66
Director Since: July 8, 2008
Committee Memberships: Chair of Nominating and Governance Committee & Member of Business Operations and Technology Committee

Mr. Simmons, a cable television entrepreneur, has over 25 years experience in the cable industry. He is currently chairman and chief executive officer of Simmons Patriot Media & Communications, LLC, a company he founded. Mr. Simmons is also chairman of cable companies RCN Telecom Services, LLC, PPR Media, LLC, and Patriot Media Consulting, LLC. Mr. Simmons was elected a Cable TV Pioneer and, in 2006, was awarded the U.S. Independent Cable Operator of the Year Award by CableWorld magazine. Mr. Simmons brings to the Board his strategic, operational and cable industry expertise. Mr. Simmons is a Class II Director for the Board and his term of office will expire in 2015.
Doreen Toben
Age: 63
Director Since: June 9, 2010
Committee Memberships: Member of Audit Committee & Compensation Committee

Ms. Toben most recently served as executive vice president of the wireless and wireline communications company, Verizon Communications, Inc. from 2002 until her retirement in June 2009. During her time there, she worked in a number of roles, becoming vice president and then chief financial officer. From April 2002 to February 2009, she served as Verizon's chief financial officer. Prior to April 2002, Ms. Toben was senior vice president and chief financial officer with responsibility for finance and strategic planning for Verizon's Telecom Group. Ms. Toben began her career at the telecommunications company AT&T Corp. and over the years held various positions of increasing responsibility primarily in treasury, strategic planning and finance both there and, beginning in 1984, at Bell Atlantic Inc. Her later positions at Bell Atlantic included vice president and chief financial officer, Bell Atlantic-New Jersey in 1993; vice president, finance and controller in 1995; vice president and chief financial officer, Telecom/Network in 1997, and vice president and controller in 1999. Ms. Toben is also a member of the boards of directors of Liz Claiborne, Inc. and The New York Times Company. Ms. Toben brings to the Board her financial and operational expertise. Ms. Toben is a Class II Director for the Board and her term of office will expire in 2015.
George Zoffinger
Age: 65
Director Since: January 10, 2003
Committee Memberships: Chair of Audit Committee & Member of Nominating and Governance Committee

Mr. Zoffinger is currently president and chief executive officer of Constellation Capital Corporation, a financial services company. He also served in this role from March 1998 to March 2002. From March 2002 until December 2007, he served as the president and chief executive officer of the New Jersey Sports and Exposition Authority. Mr. Zoffinger is currently a director of New Jersey Resources Inc. Mr. Zoffinger has over 25 years experience as a corporate director of numerous companies. Mr. Zoffinger brings to the Board his financial and operational expertise. Mr. Zoffinger is a Class II Director for the Board and his term of office will expire in 2015.
EXECUTIVE OFFICERS
The biographical information relating to our Chief Executive Officer and our Chief Financial Officer can be found in Item 10. Directors, Executive Officers and Corporate Governance of this Form 10-K/A in the section entitled “Board of Directors". The biographical information relating to the remaining executive officers can be found below.
Andrew Barron
Mr. Barron, 47, became Chief Operating Officer in January 2010. Prior to this, Mr. Barron was chief customer and operations officer from October 2008 and managing director of strategy and corporate development from March 2008. Before he joined the Virgin Media group, Mr. Barron was chief operating officer of Modern Times Group, or MTG AB, an international entertainment broadcasting group, from January 2003. From September 2002 to January 2003, he served as chief executive officer of the Viasat broadcasting division of MTG AB. Prior to that, Mr. Barron was chief executive officer of Chellomedia, the broadband and television division of United-Pan Europe Communications (now Liberty Global Inc.), from November 1999 to June 2002. Prior to that, Mr. Barron was executive vice president of new media and business development at the European division of The Walt Disney Company.
Paul Buttery
Mr. Buttery, 49, became Chief Customer, Technology and Networks Officer in September 2011. Prior to this, Mr. Buttery was Chief Customer and Networks Officer from January 2010. Mr. Buttery was the managing director of access and networks from September 2008, and the managing director of the access division from May 2007. He joined the Virgin

Media group in February 2006 as director of customer services and operations for the business division. Before he joined the Virgin Media group, Mr. Buttery was chief technical officer of Cable & Wireless U.K., an alternate network operator. Mr. Buttery served with Cable & Wireless from October 2004 to January 2006. From November 2002 to October 2004, Mr. Buttery was with MCI as the vice president Europe, Middle East and Africa network and service delivery having previously worked with MCI in the United States as vice president internet operations and planning and as vice president global data network management. Mr. Buttery started his career with BT plc, undertaking various roles over a 15 year period.
Robert Gale
Mr. Gale, 53, became the Vice President-Controller of what is now Virgin Media on June 17, 2003 and prior to that was the group director of financial control from October 2000. Mr. Gale joined the Virgin Media group in May 2000 from Cable & Wireless Communications plc, where he had held a number of senior financial positions since 1998. Prior to that, Mr. Gale was chief financial officer of ComTel, a cable operator also subsequently acquired by the Virgin Media group, from 1995 to 1997. Mr. Gale is our Principal Accounting Officer for the purposes of financial reporting and is a director of many of our wholly-owned U.K. subsidiaries.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
The Directors and executive officers of Virgin Media are subject to a number of limitations and reporting obligations in relation to their ownership of, and trading in, the Company's securities.
Section 16(a) of the Exchange Act requires Directors and certain officers of Virgin Media to report their beneficial ownership of the Company's stock to both the SEC and the public. All of our Directors as well as Mr. Barron, Mr. Buttery and Mr. Gale, who are our Section 16 Reporting Officers, must file reports of holdings and transactions in Virgin Media equity with the SEC. The most common of these filings is a “Statement of Beneficial Ownership” made on Form 4.
To our knowledge, based solely on a review of reports furnished to us and written representations that no other reports were required during this financial year ended December 31, 2012, Section 16 Reporting Officers, Directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Mr. Huff was three days late in filing a Form 4 in relation to a stock option transfer in September 2012.
CODES OF CONDUCT AND ETHICS
Code of Conduct
We have adopted a code of conduct for our Directors, officers and other employees of the Company. Compliance with the code of conduct is required at every level of the Company. Employees who are aware of code of conduct breaches must report them to their team leader, line manager, human resources representative or any other manager. Employees who breach the code of conduct may be subject to disciplinary action, up to and including, dismissal.
The code of conduct contains conflict of interest provisions which require employees (including officers) involved in any activity or relationship that could lead to a conflict of interest to enter such information in a register of interests and to disclose it in writing to their immediate line manager. The code of conduct also contains provisions which deal (among other things) with confidentiality, discrimination and harassment, gifts to government officials and employees, insider trading, and improper payments and bribes.
Our code of conduct is posted on our website at www.virginmedia.com/investors under “Corporate Governance”.
Code of Ethics
We also have a code of ethics for our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer. Our code of ethics is intended to supplement our code of conduct (which applies to all employees). Our code of ethics establishes policies to promote honest and ethical conduct and to deter wrongdoing, including policies governing actual or apparent conflicts of interest, compliance with laws and prompt internal reporting for violations. It also sets out our commitment to full and accurate financial disclosure and to maintaining our books and records in accordance with applicable accounting policies, laws, rules and regulations. It demands that the officers to whom the code applies create a culture of high ethical standards and commitment to compliance, maintaining a work environment that encourages employees to raise concerns, and promptly addressing employee compliance concerns.
Our code of ethics creates an obligation to disclose any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest to the General Counsel or a member of the Audit Committee for proper approval or resolution. The code sets out a non-exclusive list of such conflicts including: improper personal benefits received as a result of a position in the Company; any Company loans or guarantees of personal obligations; the prohibition on holding an ownership interest in any other enterprise if that interest compromises or appears to compromise loyalty to the Company (e.g. an interest in a competitor, customer or supplier); participation in a joint venture, partnership or other business arrangement with the Company or any of its affiliates; taking opportunities personally that are discovered through the use of Company property or information; outside employment or activities with a competitor; and outside employment with a customer or supplier.
Our code of ethics is posted on our website at www.virginmedia.com/investors under “Corporate Governance”.
AUDIT COMMITTEE
The Audit Committee of the Company's Board has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act (the "Exchange Act"). The Audit Committee reviews, acts on and reports to the Board with respect to various auditing and accounting matters. The Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditors; pre-approves all audit and permissible non-audit services provided by the independent auditors; reviews and approves the Company's financial statements; reviews and evaluates the Company's internal control structure and procedures for financial reporting and disclosure controls and procedures; discusses with management the Company's financial risk assessment and financial risk management policies; monitors compliance with the Company's code of ethics; sets procedures for the receipt and treatment of complaints regarding accounting, controls and auditing matters; retains professional advisors and reviews and approves related party transactions.
The Audit Committee consists of Mr. George Zoffinger, who is its chairman, Mr. John Rigsby and Ms. Doreen Toben. The Board has determined that each of Mr. Zoffinger and Ms. Toben satisfies the definition of “Audit Committee financial expert” for purposes of the Exchange Act and the NASDAQ Global Select Market listing standards. The members of the Audit Committee are independent within the meaning of the NASDAQ Global Select Market listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Audit Committee's charter is available on our website at www.virginmedia.com/investors under "Corporate Governance". The Audit Committee reviews its charter on an annual basis.
CHANGES TO ADVANCE NOTICE PROCEDURE WITH REGARD TO DIRECTOR NOMINATIONS
On and effective as of October 2, 2012, the Board of the Company unanimously approved an amendment to the Company's by-laws to provide for majority voting (rather than plurality voting) in uncontested director elections, as reported in our Current Report on Form 8-K filed with the SEC on October 5, 2012. In that context, the provisions dealing with the advance notice procedure with regard to director nominations and, specifically, the provisions dealing with the proper form of the written notice to be given by a stockholder to the Secretary of the Company with regard to a proposal for a director nomination, were amended. The amendment provides that, in addition to the pre-existing requirements, the notice should be accompanied by a statement specifying whether the proposed nominee, if elected, intends to tender, promptly following that person's election, or has already tendered, an irrevocable resignation effective upon that person's failure to receive the required vote for re-election at any subsequent meeting at which that person would face re-election and upon acceptance of such resignation by the Board, in accordance with the Company's Corporate Governance Statement.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
On February 5, 2013, we entered in to a Merger Agreement with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly owned subsidiaries, or the Merger Subsidiaries, pursuant to which we agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and Virgin Media becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on NASDAQ, the common stock of which will in turn be held by Liberty Global and Virgin Media Stockholders. We will continue to operate under the Virgin Media brand in the U.K. The consummation of the merger is subject to regulatory approval, the affirmative approval of our stockholders and those of Liberty Global, and other customary closing conditions. Further details of the proposed merger are set out in Item 1 - Business - of our Original Form 10-K filed with the SEC on February 7, 2013. The discussion under this Item 11. Executive Compensation does not address the impact of the consummation of the merger on executive and director compensation issues covered by this Item. Information about the impact of the consummation of the merger on executive and director compensation can be found in the registration statement on Form S-4 (Registration No. 333-187100) filed by Liberty Global Corporation Limited with the SEC and the related definitive joint proxy statement of Virgin Media and Liberty Global (when available).
NAMED EXECUTIVE OFFICERS
Our named executive officers are our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our three most-highly compensated executive officers for the year ended December 31, 2012.

These named executive officers are listed below:

•	our Chief Executive Officer (Neil Berkett);

•	our Chief Financial Officer (Eamonn O'Hare);

•	our Chief Operating Officer (Andrew Barron);

•	our Chief Customer, Technology and Networks Officer (Paul Buttery); and

•	our Vice President-Controller and Principal Accounting Officer (Robert Gale).

We believe our named executive officers are critical to our success and that our compensation policies and practices (which are set out below) reward our named executive officers for delivering value to our stockholders and providing market-leading levels of service to our customers. Our executive compensation programs are designed to attract, motivate and retain our named executive officers by rewarding them for the achievement of:

•	specific annual and long-term strategic goals;

•	corporate goals; and

•	the realization of increased stockholder value.

The Compensation Committee, or Committee, continually reviews the compensation programs for our named executive officers in order to ensure that they achieve the desired goal of aligning our executive compensation structure with our stockholders' interests and current market practices.
VIRGIN MEDIA'S GENERAL COMPENSATION APPROACH
The Committee aims to ensure that the Company's executive compensation program:

•	is simple, flexible, effective and affordable; and

•	supports the Company's core business strategy and the delivery of key operational and strategic goals.

To achieve this, the Committee uses a balance of fixed and variable rewards and benefits which are designed to attract, motivate and retain talented people. The Committee strives to provide fair and competitive base salaries coupled with incentive plans designed to align the interests of the named executive officers directly with those of our stockholders. Our incentive plans offer rewards for providing market-leading levels of service to our customers and delivering value to our stockholders. Total compensation paid will vary with performance so that high levels of reward are paid only for high levels of performance.

The Committee also takes into account the Company's circumstances as a Delaware corporation with a primary listing in the U.S. but with all of its employees and operations in the U.K. This means that the compensation-related views and expectations of many of our stockholders are based on U.S. practices but our employees, and the labor markets in which we recruit, have expectations based on U.K. practices. There are noticeable differences in typical remuneration practices between the two countries. For instance, in the U.S., the proportion of pay at risk tends to be higher than in the U.K. In the U.K., a higher proportion of equity plans are subject to performance conditions and the use of stock options is less prevalent compared with the U.S. Within the broader mix of benefits, employer pension contributions are also significantly higher in the U.K. than in the U.S. Our approach to dealing with these circumstances is to consider best practice from both the U.S. and U.K. markets.

The Company received the support of 97.51% of our stockholders for our compensation policies and the resulting actual compensation of the named executive officers in the advisory “say-on-pay” vote taken at our Annual Meeting in June 2012. Taking into consideration this strong stockholder support for our compensation policies, the Committee decided to continue with an overall approach to compensation in 2012 that was consistent with previous practice.
Key Strategic 2012 Compensation Decisions
During 2012, the decisions made by the Committee reflected our business strategy and the evolving market for executive talent, including changes in executive compensation policy best practice in the U.S. and U.K. The key decisions taken by the Committee are summarized below.
Changes for the Chief Operating Officer
In December 2012, recognizing the substantial contribution of Mr. Barron to the Company's performance over the prior year and in line with market compensation levels, the Committee made changes to Mr. Barron's base salary, on-target annual bonus percentage and Company pension contributions. The changes to Mr. Barron's on-target bonus percentage took effect from January 2012, with the changes to his base salary taking effect in December 2012 and the changes to the Company pension contributions taking effect in January 2013. There are no other changes to Mr. Barron's compensation.
Changes to Base Salary
Following its benchmarking review, the Committee made no changes to base salary for the named executive officers, with the exception of Mr. Barron as discussed in “Changes for the Chief Operating Officer”.
Annual Bonus
The Committee set a robust bonus scorecard (which is discussed further in the section entitled “Annual Bonus” below) for the 2012 annual bonus plan aimed at aligning annual incentive compensation with the Company's profit, growth and customer service objectives for 2012. To strengthen the alignment with stockholders' interests and incentivize growth in the value of the consumer cable customer base, a broader set of growth metrics was introduced to the 2012 scorecard.

At the beginning of 2013, the Committee determined that the 2012 OCF (defined as operating income before depreciation, amortization, goodwill and other intangible asset impairments and restructuring and other charges) exceeded the Qualifying Gate and that the 2012 bonus scorecard had been met at 97.7% of target.

The Committee determined that the 2013 annual bonus plan would be based on a similar scorecard structure as the 2012 annual bonus plan. The only change for 2013 is the introduction of a revenue metric to replace growth metrics related to mobile product penetration into the consumer segment cable customer base and business segment revenue growth. This change is more broadly aligned with the Company's growth objectives. The 2013 annual bonus plan is discussed in more detail in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “Elements of Compensation”, “Annual Bonus”.
Long-Term Incentive Plan
The Committee considered and approved the level of vesting of the restricted stock units, or RSUs, granted under the 2010-2012 Long-Term Incentive Plan, or LTIP. In respect of the named executive officers, the vesting of these awards was dependent on meeting two performance conditions. The performance conditions and structure of the 2010-2012 LTIP are discussed further in the section entitled “Equity-based Awards” below. The Committee determined that 48.7% of the maximum-target award was earned, with an equivalent percentage of the RSUs granted to each of the named executive officers vesting.

The Committee also granted performance-based stock awards and stock options under the 2012-2014 LTIP to the named executive officers. Details of these awards are set out in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “2012 Grants of Plan-Based Awards” and the structure of the 2012-2014 LTIP is discussed further in the section entitled “Equity-based Awards” below.
Pension
Following a review of market practice, the Committee made a change to the treatment of the employers' National Insurance Contributions, or NIC, liability due on the cash supplement paid to impacted named executive officers in lieu of Company pension contributions. The U.K. tax authorities limit the Annual Allowance for tax-relieved pension contributions to £50,000 per U.K. tax year. The named executive officers affected by this restriction receive the excess of their annual entitlement to Company pension contributions over £50,000 as a cash supplement. With effect from January 1, 2013, the Company will meet the employer's NIC due on the cash supplement paid in lieu of Company pension contributions, which is common practice in the U.K.
Exit Terms for General Counsel
The Committee approved the exit terms of Mr. Dresser, General Counsel, who resigned his employment with Virgin Media in August 2012. Mr. Dresser remained available until October 2012 to assist with transition and was paid a monthly post-termination amount equal to his salary and benefits for his assistance during this three-month period.
Summary of Recent Governance and Best Practice Decisions
The table below outlines certain governance and best practice decisions taken by the Committee in 2012.

	Action	Rationale
Stock Ownership Policy
Reviewed and amended the Company's stock ownership policy and removed the restriction on the sale of freely held shares and introduced a tighter restriction on how the intrinsic value of vested but unexercised options is taken into account for determining compliance with the policy.

To ensure that the policy enabled appropriate individual investment decisions by recognizing the limited differences between vested but unexercised options and freely held shares for the purposes of the policy, while taking account of the potential impact of volatility on stock options.

Compensation Committee Charter	Reviewed the Compensation Committee Charter to account for best practice.	The Board approved amendments following a corporate governance review of the charters of all the Board committees.
Advisor Independence
Reviewed the independence of the Committee's existing advisors by considering the six independence factors in relation to each of them. The Committee confirmed that its compensation advisors were independent and its counsel was not independent.

During 2012, the six independence factors to be considered by compensation committees in appointing advisors were considered for the purposes of NASDAQ regulations and SEC rules implementing Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Committee reviewed the independence of its advisors by considering the six factors in relation to each of them.

Compensation Committee Policy and Procedure
The Committee is responsible for determining the annual compensation of our executive officers; approving the nature and amount of compensation paid to, and the employment terms entered into with, our senior executives; establishing and evaluating performance-based goals related to compensation; overseeing our cash bonus and equity-based incentive plans; overseeing our compensation and benefits policies as these relate to our executive officers; considering the impact of our compensation arrangements and policies on our risk profile; reviewing and discussing with management the Compensation Discussion and Analysis and preparing a report to stockholders, which is included in Item 11. Executive Compensation of this Form 10-K/A in the section below entitled "Compensation Committee Report".

The Committee consists of Sir Charles Allen, who is its Chairman, Mr. Andrew Cole and Ms. Doreen Toben. Ms. Toben joined the Committee on June 12, 2012, replacing Mr. Steven Simmons. The appointment of Ms. Toben, who is also a member of the Audit Committee, brings additional financial and risk management skills to the Committee. The members of the Committee are independent within the meaning of the NASDAQ Global Select Market listing standards.
In making compensation decisions, the Committee considers the performance of the Company, peer group performance and the compensation paid by peers, quantitative and qualitative analysis and data provided by its advisors, an assessment of each executive officer's role, responsibilities, performance and his or her current total package. The Committee aims to ensure that performance-based compensation is appropriately balanced between short-term cash elements and long-term equity-based compensation.

Decisions made by the Committee can be subjective and involve the use of discretion as well as the Committee members' own collective experience and judgment. The Committee also takes into account the views of its independent advisors.

The Committee also consults with the Company's human resources department, the CEO and the Chairman. For example, the Committee may invite the CEO to attend meetings to provide his recommendations on the performance and compensation of other executive officers. It may also, where appropriate, consult with other members of the Board, particularly in respect to the compensation of the CEO.

The Committee reviewed its charter in 2012 and on an annual basis completes an evaluation and self-assessment. The charter sets out the Committee's responsibilities, which include establishing, implementing and monitoring adherence to our compensation philosophy and approving the compensation arrangements for the named executive officers.
Advisors to the Committee
The Committee retains Kepler Associates, a U.K.-based compensation advisor, and Pearl Meyer & Partners LLC, a U.S.-based compensation advisor, as its joint independent advisors. Kepler Associates and Pearl Meyer & Partners, or together K/PM&P, act solely as joint advisors to the Committee and do not provide any other services to the Company. The Committee believes that it is important to have advisors who can provide independent specialized advice on the compensation environments in both the U.S. and the U.K. because the Company is listed in both the U.S. and the U.K. and conducts virtually all of its business operations in the U.K.

The Committee reviewed the independence of K/PM&P based on the six independence factors to be considered by compensation committees in appointing compensation advisors as confirmed for the purposes of NASDAQ regulations and SEC rules implementing Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. K/PM&P provided information regarding each of the factors and, after considering the information presented, the Committee concluded that both Kepler Associates and Pearl Meyer & Partners are independent for these purposes.

The Committee is also advised by Fried, Frank, Harris, Shriver & Jacobson (London) LLP, who are also the Company's external counsel and, consequently, are not independent.

During 2012, the Committee worked closely with its advisors, ensuring that best practice guidance from the advisors underpinned its deliberations and decision-making processes. K/PM&P also provided advice and feedback on the development of the Company's compensation programs as part of the Committee's annual strategic review.
Approach to Benchmarking Compensation
For benchmarking and review purposes, the Committee believes it is important to benchmark our executive roles against peer groups made up of similar U.K. and U.S. companies in terms of size and sector. This is essential to ensure that our reward packages maintain their competitive position within the U.K. labor market from which we recruit and to ensure the reward package structure continues to be aligned to the U.K. and U.S. markets. Although the Committee also continues to review our executive roles against the comparator groups used by external proxy advisory firms, the companies in the comparator groups used by the Committee differ from those used by proxy advisors, which focus exclusively on U.S. listed companies.

The Committee uses two comparator groups to benchmark pay levels and practices in order to ensure a robust market comparison. The first group known as the Size Group is based on U.K. companies of a similar size to Virgin Media, and the second group, known as the Sector Group is based upon industry sector. Where a role requires specific qualities and experience, the Committee may consider narrowing or broadening the focus of the pay comparator groups to ensure that the appropriate context is referenced for determining pay and reward levels. In 2012, K/PM&P reported to the Committee on the results of the biennial benchmarking analysis using these comparator groups.

The Committee reviews market median, upper and lower quartile pay levels for the comparator groups to understand the range of opportunity in the market for on-target, superior and below target performance. Wherever appropriate, comparator company data are adjusted to take into account the relationship between executive pay and company size.

Size Group During 2012
Antofagasta	Kazakhmys
Associated British Foods	Next
Autonomy Corporation	Pearson
British Sky Broadcasting Group	Randgold Resources
Cairn Energy PLC	Reed Elsevier
Capita	Shire
ENRC	Smith & Nephew
Experian	United Utilities
Fresnillo	Weir Group
G4S

During 2012 the Committee made two changes to the constituents of the Size Group: to replace Autonomy Corporation, which became a subsidiary of Hewlett-Packard Company and was delisted, and secondly, to replace Cairn Energy PLC, which ceased to be a constituent of the FTSE 100. Due to the removal of these two constituents, Marks and Spencer Group PLC and Severn Trent PLC were added to the Size Group.

For the purposes of reviewing the CEO's remuneration in 2012, the Sector Group was updated to include U.S. comparators to reflect the international talent pool for the role. Specifically, Charter Communications, Inc., Liberty Global, Inc., Rogers Communications Inc. and Time Warner Cable Inc. were added to the group. The current constituents of the Sector Group, to which no changes were made during 2012, are set out below.

Sector Group During 2012
British Sky Broadcasting Group	Computacenter
BT Group	Inmarsat
Cable & Wireless Worldwide	TalkTalk
Carphone Warehouse	Vodafone Group
Colt Telecom Group	Yell Group
For CEO only also includes :
Charter Communications	Rogers Communications
Liberty Global, Inc.	Time Warner Cable
Key Changes to the Compensation of the Named Executive Officers
The key changes to the compensation of the named executive officers during 2012 (other than changes of more general applicability which are discussed below) are as follows:
Mr. Berkett, Mr. O'Hare, Mr. Buttery and Mr. Gale
No changes to report.
Mr. Barron
In December 2012, recognizing the substantial contribution of Mr. Barron to the Company's performance over the prior year and in line with market compensation levels, the Committee made changes to Mr. Barron's base salary, on-target annual bonus percentage and Company pension contributions. The changes to Mr. Barron's on-target bonus percentage took effect from January 2012, with the changes to his base salary taking effect in December 2012 and the changes to the Company pension contributions taking effect in January 2013. There are no other changes to Mr. Barron's compensation.
ELEMENTS OF COMPENSATION
The Company seeks to achieve its reward objectives through a combination of five core compensation elements: base salary; performance-based annual bonus; periodic grants of option-based equity awards; periodic grants of share-

based equity awards subject to performance conditions; and other benefits and retirement plans. The following table illustrates how each element of compensation is related to the Company's compensation objectives:

Reward for Performance
Compensation Element	Attract	Retain	Short-Term	Long-Term	Alignment with Stockholder Interests
Base salary	X	X
Performance-based annual bonus	X	X	X		X
Option-based equity awards	X	X		X	X
Share-based equity awards	X	X		X	X
Benefits/retirement plans	X	X

The base salary, benefits and retirement plans provide a minimum level of compensation in line with market practice which enables the Company to attract and retain experienced, well-qualified executives.

The performance-based annual bonus is designed to reward the achievement of annual goals central to the financial success of the business and the creation of stockholder value in the short and medium-term. In addition, 10% of any bonus payable to the named executive officers is mandatorily deferred into RSUs or other share equivalent interests and vests on the first anniversary of the date of grant. The named executive officers may elect to defer a greater amount of their bonus. This deferral policy further aligns our senior executives' interests with those of stockholders and increases the holdings of the named executive officers for the purposes of the Company's stock ownership policy.

In 2012, our senior executive compensation was linked approximately 50% to continued employment (i.e. base salary, benefits, retirement plans, time-based options and shares) and approximately 50% to performance (i.e. variable pay based upon specified performance goals, including the annual bonus and performance-based RSUs or other share equivalent interests).

 The charts below set out the mix of fixed and variable pay of the named executive officers and the mix of cash and equity-based pay as listed in Item 11. Executive Compensation of this Form 10-K/A in the section entitled "2012 Summary Compensation Table". Fixed pay comprises salary and general benefits (including Company pension contributions, car allowance, life insurance, health insurance, health screening, dental insurance, and, where applicable, tax services). Variable pay comprises bonuses, RSUs or other share equivalent interests and stock options.

CEO Pay Mix

24%
76%
Fixed
Variable
47%
53%
Cash
Equity

Other NEOs Pay Mix

35%
65%
Fixed
Variable
39%
61%
Cash
Equity

Base Salary
The objectives of the base salary are to attract high caliber executives and to provide fixed compensation commensurate with their responsibilities, experience, value to the organization and internal pay relativity. The Company's policy is that consistent performers should be compensated at the median level for base salary.

Each of the named executive officers is party to an employment agreement which provides for a specified base salary. That base salary is generally reviewed annually and serves as the baseline from which the calculations of other elements of compensation are made (e.g. annual bonus, pension and LTIP). The Committee may approve changes to an executive's base salary under special circumstances or where there has been a significant shift in the executive's duties.

 The base salary for each of the named executive officers is disclosed in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “2012 Summary Compensation Table”.
Annual Bonus
Structure of the Annual Bonus
The Company operates an annual bonus plan which rewards the named executive officers if both they and the Company achieve specific quantitative and qualitative goals. These annual goals are designed to drive appropriate financial and operational performance to increase stockholder value in the short and medium-term. This is underpinned by our belief that the actions of the executive officers have a direct influence on the achievement of the Company's strategy, and consequently, a larger proportion of their total compensation should be variable and based upon the Company's performance than for other employees.

The annual bonus plan has three elements: (a) a target percentage of base salary based on the individual's role; (b) an operational scorecard; and (c) a personal performance multiplier. The personal performance multiplier reflects the Committee's objective of creating a high-performing organization through the assessment of both what is achieved and how it is achieved. The on-target bonus potential is agreed as part of each named executive officer's employment agreement and is a target percentage of the executive's base salary. For the named executive officers, the target percentages range from 50% to 100% of base salary depending on their position.

Individual performance is evaluated on a scale of one to six, which results in a personal bonus multiplier ranging from zero to 1.5 times, with a multiplier of 1.0 times being set at a performance level of four. The performance outcome of the operational scorecard is then multiplied by the target percentage and the personal bonus multiplier.

Bonuses are based upon performance over the calendar year and are generally paid before the end of April of the following year, after completion of the audit of the Company's annual financial statements. Payments under the 2012 Bonus Plan are scheduled to be made to the named executive officers by the end of April 2013.

In order to enhance the alignment of our executives' interests with those of stockholders, at least 10% of any bonus payable to a named executive officer in 2013 was deferred for twelve months and paid in the form of RSUs or other share equivalent interests (with no further performance conditions). The grant date of these RSUs or other share equivalent interests was March 26, 2013 and the vesting date is the first anniversary of the grant date. None of the named executive officers chose to defer a greater amount of their 2012 bonus into RSUs or other share equivalent interests.
2012 Annual Bonus Plan
For the 2012 annual bonus plan, the potential operational scorecard payout as a percentage of the target payout ranged from 0% for threshold performance, 100% for on-target performance and up to 200% for stretch performance. The personal performance multiplier ranged from zero to 1.5 times. As an example for outstanding performance, an executive with an on-target bonus of 75% of base salary, who was rated at the highest level for the personal performance multiplier and assuming stretch organizational achievement at 200% of the operational scorecard, the potential bonus could range up to 225% of base salary.

An initial financial target known as the Qualifying Gate had to be achieved or exceeded before any bonuses became payable. The 2012 Qualifying Gate was Group OCF of £1,605.3 million. OCF is operating income before depreciation, amortization, goodwill and other intangible asset impairments and restructuring and other charges and is a non-GAAP financial measure.

Once the Qualifying Gate had been met, a balanced performance scorecard which included both financial and operating metrics was applied. The performance metrics and their relative weightings are outlined in the table below.
Group OCF
Group OCF was given the greatest weighting (through the Qualifying Gate and the OCF component weighted 40% of the scorecard) because it is critical to the Company's success in delivering operational and financial improvements while managing a leveraged capital structure.
Growth
A broader set of growth metrics was introduced in 2012 with an overall weighting of 40% of the bonus scorecard as follows:

•
Net Cable Customer Additions: This is the total number of consumer cable customer additions less the total number of customer disconnections over the financial year. This metric measures our customers' responses to our products, marketing and pricing. Maintaining high growth in the number of cable customers added and retained each year is dependent on favorable customer relationships, an attractive product and service offering, as well as competitive pricing.

•	ARPU Improvement: The increase in average consumer cable ARPU for 2012 compared to 2011.

•	Gross Churn Reduction: The reduction in the number of customers disconnecting from our consumer cable services in 2012 compared to 2011.

•
Virgin Media Business Revenue: The Group 2012 scorecard included a metric based on the financial performance of Virgin Media Business to help ensure all staff, not just those within Virgin Media Business, were incentivized on the results of Virgin Media Business.

•
Net New Mobile Additions in Cable Customer Homes: This metric is defined as the net increase in the number of mobile services (contract or prepay) taken by cable customers year-on-year. Growth in Net New Mobile Additions in Cable Homes is calculated as the number of prepay or contract accounts within the cable base at the end of the year, less the number of prepay or contract accounts within the cable base at the start of the year.

Blended NPS
Net Promoter Score, or NPS, measures customer loyalty and satisfaction. The Blended NPS metric is weighted 20% of the scorecard and is based on Transactional NPS and Relationship NPS. Relationship NPS is a measure of our customers' views of the Company and how this is influenced by perceptions of the value for money of the products offered and their pricing. Transactional NPS is a measure that directly relates to the close connection between the actions of frontline employees and the service experienced by customers at each point of contact. The focus on maintaining and improving Transactional NPS has substantial merit in driving customer centric service behaviors and standards internally and therefore represents 80% of the Blended NPS metric.

Net Cable Customer Additions and Virgin Media Business Revenue metrics (each weighted 5%) were introduced to the bonus scorecard as key growth areas of the business in 2012.

For each metric, the Committee set an on-target requirement at which 100% of bonus would be payable for that metric having considered, amongst other factors, the Company's annual financial budget, its business plan and historical and current performance trends. The Committee also set a stretch target at which 200% of bonus would be payable for that metric and a minimum target at which 50% of the bonus for that metric would be payable, other than for the NPS metric where a smaller percentage of bonus could be payable. If the minimum target was not achieved for a particular metric, no bonus award would be earned in respect of that metric. For each metric, the percentage payment was determined on a linear basis between the payout levels from minimum target to stretch target. The Committee set the on-target level performance requirements as challenging but achievable.

The tables below summarize the 2012 operational scorecard outcomes for each of these metric:

On-Target % Outcome	Metric	Actual % Outcome	Actual Achievement	Comment
-	Qualifying Gate	-	£1650.7m	The target for the Qualifying Gate (Group OCF of £1,605.3m) was achieved
40	Group OCF	33.1	£1650.7m
The Committee determined that the Company had achieved 82.8% of the on-target payout, resulting in 33.1% payout against an on-target outcome of 40.0% with the minimum target being £1,622.2m, the target being £1,660m and the maximum target being £1,720m

40	Growth	34.5	Individual metric achievement outlined in the table below	The table below determines the levels which the Committee determined the Company had achieved
20	Blended NPS	30.1		The Committee determined that the Company had achieved 150.5% of the on-target payout, resulting in 30.1% payout against an on-target outcome of 20.0%
100%	Total	97.7%	-	-

On-Target % Outcome	Metric	Actual % Outcome	Actual Achievement
12	Net Cable Customer Additions	8.5	88,700
9	ARPU Improvement	8.5	£1.08
9	Churn Reduction	17.5	75,000
5	Virgin Media Business Revenue	-	£670.3m
5	Net New Mobile Additions in Cable Customer Homes	-
40%	Total	34.5%

The minimum target for Virgin Media Business Revenue was £679.1m. As this was not achieved, no bonus was paid in respect of that metric. The minimum target for Net New Mobile Additions in Cable Customer Homes was not achieved and no bonus was paid in respect of that metric.

Bonuses awarded to the named executive officers (which are set out in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “2012 Summary Compensation Table”) depended upon their salary for the performance period (January 1, 2012 to December 31, 2012), on-target bonus percentage, the results of the operational scorecard (which was 97.7% as described above), and the personal performance multiplier (which reflects the assessment of their individual performance).

The Committee reviewed and approved the personal performance multiplier for each named executive officer, taking into consideration what each had delivered (based on their individual objectives, both financial and non-financial), and how it was delivered. Individual objectives for each named executive officer were set at the beginning of the year and included, according to their role, objectives related to customer experience, growth, operational, efficiency and/or financial objectives as well as individual leadership objectives relating to their management of their divisions or teams. The Committee also reviewed the effectiveness of the executive team as a whole when reviewing personal ratings and evaluated these against the wider distribution of ratings across the executive group and the performance of the Company over the period.

The table below sets out the on-target bonus percentage for each named executive officer, their personal bonus multiplier and their actual bonus as a percentage of salary for the 2012 calendar year.

Name	On-Target Bonus %	2012 Personal Bonus Multiplier	Actual 2012 Bonus as % Salary
Mr. Berkett	100	1.25x	122.2
Mr. O'Hare	100	1.00x	97.7
Mr. Barron	100	1.25x	121.0
Mr. Buttery	75	1.25x	91.6
Mr. Gale	50	1.00x	48.9
2013 Annual Bonus Plan
The Committee reviewed the bonus plan structure to ensure it continues to be appropriate from risk management, alignment to business strategy and incentivization perspectives. The Committee determined that the 2013 annual bonus plan would retain the same structure as the 2012 annual bonus plan, maintaining the focus on OCF, NPS and customer growth related metrics. To strengthen the alignment with stockholders' interests during a period of growth, the Committee replaced the metrics related to Net New Mobile Additions in Cable Customer Homes and Virgin Media Business Revenue with a Group revenue metric. The focus on generating customer advocacy through the use of NPS has also been retained for the 2013 annual bonus plan, as the Committee believes that a best-in-class customer service and customer experience ultimately drive the acquisition of quality revenue streams and strong medium to long-term stockholder value creation.

The metrics for the 2013 annual bonus plan are:

•	Group OCF (40%)-Delivery of Group OCF target (as defined above) in the current year;

•	Blended NPS (20%)-Delivery of customer advocacy split between Transactional NPS (80%) and Relationship NPS (20%); and

•
Growth (40%)-selection of metrics that incentivize growth in the value of the consumer cable customer base including ARPU Improvement, Net Cable Customer Additions, Churn Reduction and growth in Group Revenue.

The Qualifying Gate for Group OCF has been retained at 95% of budget. The personal performance element under the 2013 Bonus Plan remains, with the personal bonus multiplier ranging from zero to 1.5 times to recognize different individual performance levels.
Equity-Based Awards
Long-Term Incentive Plan (LTIP)
The purpose of the LTIP is to:

•	ensure senior managers deliver strong multi-year business performance;

•	promote retention of critical leadership, as well as individuals with valuable technical competence and experience;

•	foster stock ownership; and

•	align the interests of management and stockholders.

Under the LTIP, the Committee may grant stock options and performance-based awards, in the form of RSUs or other share equivalent interests.

By awarding a mix of stock options and RSUs or other share equivalent interests, the LTIP is designed to provide senior executives with value built up over time as the price of the Company's common stock is influenced by increased performance. Performance-based awards provide alignment with specific long-term performance goals. The LTIP also acts as a retention tool by encouraging executives to remain employed with the Company until their stock options and performance-based awards vest.

LTIP awards have been granted in each of the last eight years. The value of LTIP awards rises or falls in line with the stock price. For example, the RSUs in the 2010-2012 LTIP had more value at the time of vesting in 2013 than the target at the time of grant in 2010, based on the significant percentage increase in stock price over the period and a performance achievement at 48.7% of on-target.

LTIP awards are granted on the date on which the Committee approves the LTIP for that year, or, in the event of a late entrant, the date on which their entry into the LTIP is approved by the Committee (or appropriate delegated authority).

The Committee has authorized the Company's senior management to grant performance-based equity joining awards totalling an annual aggregate for all new hires of up to £500,000 of fair value to new hires with salaries below £230,000 (the threshold above which the Committee considers the new hire's compensation package on an overall basis), provided that no individual award may exceed £75,000 in fair value at the time that the new hire's employment agreement is finalized. Management has the authority to give final approval to individual grants that exceed the £75,000 threshold by up to 10% so long as the grant is within the £75,000 cap at the time that the new hire's employment agreement is finalized and the variance occurs as a result of price fluctuations between that date and the grant date.
2012-2014 LTIP
The Committee approved the 2012-2014 LTIP in January 2012. Named executive officers are granted awards equal to 2.5x their base salary, with the CEO being granted twice this. Although the fair values are also reviewed, the Company adopts a face value methodology for determining the size of the grant, which is more consistent with U.K. practice.

The Joint Stock Ownership Plan, or JSOP, which was offered as a voluntary alternative to executives participating in the 2011-2013 LTIP, was not offered under the 2012-2014 LTIP.

The awards granted to named executive officers in 2012 are set out in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “2012 Grants of Plan-Based Awards”.
Performance Criteria
The performance criteria for RSUs or other share equivalent interests are as follows:

(i)
50% based on total shareholder value, or TSV, performance in respect of the period from January 1, 2012 through December 31, 2014 relative to a pre-determined performance comparator group as outlined below; and

(ii)
50% based on achievement of a cumulative Group SCF target in respect of the period from January 1, 2012 through December 31, 2014, defined as Group OCF less fixed asset additions on an accrual basis (excluding certain additions in respect of Asset Retirement Obligations) and taking into account Board-approved special expenditures. For senior executives including the named executive officers, vesting of the Group SCF-based award at the maximum level also requires top quartile TSV performance.

Performance Comparator Group for TSV
TSV is also commonly referred to as total shareholder return, or TSR, and measures the change in the value of a company to its stockholders based on stock price changes plus reinvested dividends. The performance comparator group is comprised of:

•	companies which the Committee views as competitors in the same markets as the Company for capital or customers;

•	companies which demonstrate a high level of comparability with the Company's business model, including the provision of quad-play services; and

•
companies which current or prospective stockholders and external organizations such as analysts and proxy advisors would consider as comparators for the Company and which operate in the U.K., European or North American markets.

The Company's pay comparator groups differ from this TSV performance comparator group in that they include U.K. companies to match our operations and employee base while both the pay and TSV comparator groups include a more global set of companies that are the Company's competitors for capital.

The primary TSV performance comparator group for the 2012-2014 LTIP comprises:

AT&T Inc.	British Sky Broadcasting Group
BT Group	Cablevision Systems Corporation
Comcast Corporation	DISH Network Corporation
France Telecom	Liberty Global, Inc.
Rogers Communication Inc.	Talk Talk
Verizon Communications Inc.

The Committee also identified a secondary group of companies to provide a reserve list should there be any major activity resulting in de-listing of any of the primary performance group organizations.
TSV Target
For TSV over the three years ending December 31, 2014, the vesting level as a percentage of base salary at the grant date is dependent upon the Company's TSV performance relative to the comparator group, as follows:

•	If Virgin Media is ranked in the lowest quartile (i.e. from 12th to 10th), none of the RSUs or other share equivalent interests will vest;

•
If Virgin Media is ranked in the third quartile (i.e. from 9th to 7th), RSUs or other share equivalent interests with a grant date face value of between 6.25% to 20.75% of base salary (12.5% and 41.5% for the CEO) will vest;

•
If Virgin Media is ranked in the second quartile (i.e. from 6th to 4th), RSUs or other share equivalent interests with a grant date face value of between 25% to 45% of base salary (50% and 90% for the CEO) will vest; and

•
If Virgin Media is ranked in the top quartile (i.e. from 3rd to 1st), RSUs or other share equivalent interests with a grant date face value of between 55% and 75% of base salary (110% and 150% for the CEO) will vest.

The Committee retains discretion to determine the exact level of vesting within each of these quartiles, taking into account the relationships between the organizations within the quartile as well as a straight-line vesting analysis. If, however, the Company's TSV is negative, the number of RSUs or other share equivalent interests subject to the TSV performance condition that will vest may be reduced by half.
SCF Target
The cumulative Group SCF targets for the three years ending December 31, 2014 were designed to be challenging and are based on our long-range financial plan as approved by the Board. Targets were set at anchor points for the minimum and maximum performance levels for named executive officers as follows:

•
Minimum level: RSUs or other share equivalent interests with a grant date face value of 12.5% of the participant's base salary (25% for the CEO) will vest upon achievement of a minimum Group SCF level; and

•
Maximum level: RSUs or other share equivalent interests with a grant date face value of 75% of the participant's base salary (150% for the CEO) will vest upon achievement of the specified maximum Group SCF target as determined based on the Company's 2012-2014 long range financial plan and, in addition, the Company's TSV performance must rank in the first quartile. If the Company's TSV performance is not in the first quartile, the maximum level of vesting based on achievement of the maximum Group SCF target is 50% of the participant's base salary (100% for the CEO).

2010-2012 LTIP Vesting
The Committee considered and approved the level of vesting of the RSUs or other share equivalent interests, under the 2010-2012 LTIP. In respect of the named executive officers participating in the higher tier of the LTIP, vesting of these awards was dependent on meeting two performance conditions. The first performance condition was based on TSV performance against a group of comparator companies (outlined in the table below) in respect of the three-year period ending December 31, 2012. The second performance condition was based on cumulative Group SCF (as previously defined) of £2.436 billion or more for the three years ending December 31, 2012. For named executive officers, vesting of the Group SCF element of the award at the maximum level also required top quartile TSV performance.

The Company finished in third place in the TSV performance group and the Committee determined that 73.3% of the on-target TSV element of the award was earned. Based on 2010-2012 Group SCF achievement of £2.500 billion, the

Committee determined that 24.0% of the on-target SCF element of the award level was earned on a straight-line basis. Taken together, the Committee determined that 48.7% of the on-target award was earned, equivalent to 48.7% of the maximum number of RSUs or other share equivalent interests granted to each of the named executive officers.

The table below outlines the performance of each comparator company in the TSV performance group.

TSV Rank	Company	% Return
1	Liberty Global	180
2	Comcast	148
3	VMED	123
4	DISH	111
5	BT	86
6	Talk Talk	83
7	Verizon	67
8	Rogers Comms	54
9	AT&T	51
10	BSkyB	49
11	Cablevision	12
12	France Telecom	(34)

The table below sets out the percentage of RSUs or other share equivalent interests from the SCF element of the award vesting at each Group SCF level.

Percentage of SCF Element RSUs Vesting (%)	Group SCF Achieved (£m)
100	2,726.3 (combined with upper quartile TSV performance)
67	2,726.3
50	2,653.6
33	2,580.9
24 (Actual Achievement)	2,500.1
16	2,435.7
2013-2015 LTIP
The Committee approved the 2013-2015 LTIP in January 2013. The 2013-2015 LTIP is similar in structure to the 2012-2014 LTIP. The performance criteria for RSUs or other share equivalent interests are 50% based on TSV performance, 33% based on achievement of a cumulative Group SCF target and 17% based on three-year average revenue growth, all in respect of the period from January 1, 2013 through December 31, 2015. All the named executive officers participate in the 2013-2015 LTIP.

In the higher tier of previous LTIPs for named executive officers, vesting of the Group SCF-based award at the maximum level also required top quartile TSV performance. For the 2013-2015 LTIP the weighting of SCF metric has been reduced from 50% to 33% and the additional TSV condition was removed. To strengthen alignment with stockholders' interests during a period of growth, the Committee introduced a new metric, with a weighting of 17%, based on average annual revenue growth over the three-year performance period.

The Committee also made changes to the TSV comparators for the 2013-2015 performance period to better reflect Virgin Media's U.K. business operations. Of the 50% based on TSV, 37.5% will, as before, be compared against a sector comparator group now expanded and consisting of 15 companies and 12.5% will be compared against a new

U.K. comparator group consisting of 19 companies selected from FTSE 150 companies with 85% or more of their revenue produced in the U.K., which is consistent with the Company's revenue position.
Other Stock Awards
The award of performance or time-based stock awards (including RSUs or other share equivalent interests) to individual executives outside of the LTIP is based on a number of factors, including, but not limited to, the need for sign-on awards to attract prospective new hires, the relative scope of the role, retention concerns, contribution and performance achievements made during the prior year for existing executives as well as the number of shares held by new hires. Except in unusual circumstances, such as compensating a new executive for forfeited awards at his prior employer, awards of RSUs or other share equivalent interests are performance-based. In the past, the Company also made some awards of time-vested restricted stock. This practice has been discontinued and there are no participants currently holding restricted stock. The Company may also provide equity awards as a special incentive or linked to the promotion of an executive. In approving the equity awarded to a new executive, the Committee examines the current and future compensation and benefits the prospective executive would likely forgo by joining the Company, as well as internal pay levels for other executives. In addition, in order to balance short-term recruitment needs with the desire to align executive incentives with longer-term stockholder interests, the Committee examines the mix between stock options and RSUs or other share equivalent interests, some of which are performance-based and some of which may vest over time. In considering the level and form of equity awards to approve for an existing executive upon a promotion, the Committee reviews the executive's existing equity awards, the awards held by other executives at that level, the value of the total package against the external market, as well as the scope of the new role. No named executive officers received individual stock awards in 2012 outside of the LTIP.
Other Stock Options
The Committee has also awarded stock options to certain of the named executive officers upon commencement of employment with the Company, or upon promotion, including our CFO. These stock option awards vest over different time periods and may be subject to performance conditions, unlike stock options awarded under the LTIP which vest over time. Because the exercise price of the options is set equal to the mid-market price on the date of grant, there is a built-in incentive to take steps and actions to improve the Company's stock price. While the Committee prefers to use a mix of stock-based incentive compensation to align management incentives with the realization of long-term stockholder value, it has, in particular, made initial stock option awards that vest over time to address the forfeiture of existing packages of senior executive recruits and induce them to join and remain with the Company over the vesting period. In the event of a resignation or a termination of employment, some of the unvested options may lapse, depending upon the circumstances.
Change of Control and Severance Terms
The Company has a continual aim of attracting and retaining executive talent. By including severance termination and change of control provisions in its executive employment agreements, the Company believes this will ensure that its named executive officers are incentivized to achieve the greatest possible return for the Company's stockholders, even if circumstances that produce value for stockholders might lead to an executive's termination or a change of control of the Company that would otherwise be contrary to that executive's personal interest.

The employment agreements with the named executive officers provide for severance payments and benefits in amounts which have been deemed appropriate by the Committee. The amounts take into account the time it is expected to take a separated employee to find alternative employment, as well as market practice in the U.S. (i.e. S&P 500 companies) and the U.K. (i.e. FTSE 100 companies).

The Company has sought to strike a balance between the different approaches in the U.S. and U.K. markets in the structure of contracts and severance.

The Company's general practice in respect of its named executive officer contracts (other than the CEO) is summarized below:

•	Employment contracts are for an indefinite term with a notice period by both parties of up to 12 months.

•
Contracts may be terminated by either party giving notice. The executive may be required to work during this period or the Company may make a payment in lieu of notice. The Company generally pays all accrued contractual benefits at termination for the duration of the notice period not worked. The Company also reserves the right to cease the payment in lieu of notice if the executive finds alternative employment.

•	Where the role is no longer required in the organization, redundancy is paid as per the applicable Company policy, in addition to payment in lieu of notice.

•
A change of control does not trigger a payment unless, within twelve months, the executive is terminated without cause or resigns for good reason. This is often referred to as a “double trigger” provision. However, legacy options granted prior to 2010 (but not RSUs or other share equivalent interests) generally accelerate upon a change of control.

Our CEO has a legacy contract whose terms are described below. See Item 11. Executive Compensation of this Form 10-K/A in the section entitled "2012 Option Exercises and Stock Vested" "Summary of Non-Equity Compensation Terms of Employment Agreements”.

The Company's employment agreements with senior executives contain provisions which prohibit those executives from competing with the Company or soliciting the Company's employees or customers, typically for at least one year following their termination. These provisions protect the Company from any such actions by ensuring that in order to receive termination benefits, the executive must adhere to the agreement.

Information regarding applicable payments under individual agreements for the named executive officers is provided in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “Potential Payments Upon Termination or Change of Control”.
Other Benefits and Retirement Plans
The provision of benefits to the named executive officers provides a framework of support to manage their health as well as the opportunity for long-term financial savings (including private medical cover for the executives and their family, dental cover, life assurance, limited term income protection insurance, accident insurance, car allowance, and contributory pension opportunities).

We believe that the level of benefits provided to our U.K. named executive officers is comparable to that of executives at a similar level at other U.K.-listed organizations across the FTSE 100, based on publicly-available research reports by Towers Watson (a global human capital consultancy).
Defined Contribution Benefits
The Company makes cash contributions (referred to in the U.K. as “pension contributions”) in respect of pension. Contractually, these contributions were up to 20% of base salary for Mr. Berkett and Mr. O'Hare and, subject to a 5% employee contribution, were up to 15% of base salary for Mr. Barron, Mr. Buttery and Mr. Gale. The Company believes that the contribution into a defined contribution scheme of up to 20% of base salary for Mr. Berkett is consistent with the chief executive officer role at other companies in the U.K. of comparable size across the FTSE 100, based on reports available from Towers Watson. For Mr. O'Hare, a contribution of 20% of base salary into a defined contribution scheme was considered appropriate in recognition of his transition from a defined benefit arrangement with his previous employer to a defined contribution arrangement.

HMRC, the U.K. tax authority, determined that from April 2011, the annual allowance for pension contributions, or Annual Allowance, would be reduced from £255,000 per year to £50,000 per year. The Annual Allowance is the cap under which pension contributions receive tax relief at the highest marginal rate. The Committee determined to provide each of the affected senior executives, including Messrs. Berkett, O'Hare, Barron and Buttery, with the ability to elect to receive a cash supplement in lieu of employer contributions foregone for any employer pension contribution amount that would otherwise take that employee above the £50,000 Annual Allowance cap.
Perquisites and Other Benefits
The named executive officers receive various benefits from the Company. Some of these are received by all other employees and so are not considered to be a “perquisite” or “personal benefit” according to SEC rules, and so do not appear in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “2012 Summary Compensation Table” under the All Other Compensation column. Other benefits are the same product as offered to all other employees, but the Company (rather than the employee) pays for them on behalf of the named executive officers. These benefits are considered “perquisites” or “personal benefits” according to SEC rules and are reflected in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “2012 Summary Compensation Table”, under the All Other Compensation column but are separately identified in footnotes as perquisites and other benefits. Finally, there are benefits offered to the named executive officers which are not offered to all other employees. The benefits in this last category are also considered “perquisites” or “personal benefits”. They are also reflected in Item 11. Executive Compensation of this Form 10-K/A in the section entitled “2012 Summary Compensation Table” under the All Other Compensation column but are separately identified in footnotes as perquisites and other benefits. See “Summary Compensation Table”.

The Committee's philosophy is to provide competitive perquisites and other benefits, but this compensation element is a smaller component of the total program which emphasizes value for stockholders. The various benefits include medical, dental and life assurance and car allowances. The named executive officers may also benefit from the following generic benefits that are made available to all employees: an employee assistance program for counseling and support; our eye care scheme covering eye tests; staff discounts; the ability to participate in our childcare voucher scheme; and assistance with a seasonal rail ticket. The mix of benefits provided is considered to be competitive when compared to similarly-sized companies in the U.K.
Other Compensation Policies
Stock Ownership
The Company believes that long-term equity ownership by executives helps reinforce our focus on growing stockholder value. Accordingly, the Company has adopted a stock ownership policy for senior executives which requires our senior executives to retain a minimum of 50% of net vested restricted stock (including RSUs or other share equivalent interests) and 50% of the net stock realized on exercise of stock options (in each case net of stock sold to pay income tax and U.K. social security contributions and, in the case of stock options, net of stock sold to pay the exercise price) until the relevant equity ownership level has been reached.

An individual's equity ownership level is determined on the basis of a multiple of base salary: our CEO is subject to a multiple of three times base salary; our senior executive officers who are members of the Company's Executive Committee (including Messrs. O'Hare, Barron and Buttery) are subject to a multiple of two times base salary; and certain other senior executives (including Mr. Gale) are subject to a multiple of one times base salary. Executives on “gardening leave” (i.e. after their departures are agreed and they are no longer active in the business) are not bound by the policy.

Equity that counts toward satisfaction of the policy includes; fully-vested stock acquired pursuant to the Company's stock incentive plans; open market purchases; 50% of the intrinsic value of vested RSUs or other share equivalent interests; 50% of the intrinsic value of vested stock options; and 50% of the value of any RSUs or other share equivalent interests awarded as a result of deferring a portion of an annual bonus payment.

When considering the intrinsic value of vested stock options, the Committee recognized that the volatility of stock options could result in significant variations in an executive's stock ownership position relative to the retention threshold as the stock price moves. As a result, the Committee introduced a limitation that, for the purposes of determining compliance with the policy, the intrinsic value of vested stock options to be taken into account is limited to a maximum of 50% of each executive's retention threshold.
Anti-Hedging / Derivatives
The Company wants the interests of its executives to be aligned with those of its stockholders. Hedging and other monetization transactions, such as zero-cost collars and forward sale contracts, allow an investor to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow the investor to continue to own the covered securities, but without the full risks and rewards of ownership. Other derivative transactions, such as short selling, buying and selling options, and spread bets, permit speculation in the Company's securities without ownership of the underlying stock or debt. The Company has a policy prohibiting its executives (and other employees) from engaging in hedging and other derivatives transactions involving the Company's stock or debt, barring special circumstances which must be approved by the office of the General Counsel.
Limits on Tax Deductibility
Section 162(m) of the Internal Revenue Code prohibits the Company from deducting compensation in excess of $1 million paid to certain employees, generally its chief executive officer and its three other most highly compensated executive officers (excluding the chief financial officer), unless that compensation qualifies as performance-based compensation. We no longer have any executive officers on a U.S. payroll for whom this provision is relevant.

Compensation Recovery / “Clawbacks”
A clawback arrangement exists within executive contracts to enable the Company to recover payments to executives in the event of financial restatements which result from their gross negligence, fraud or other misconduct. This mechanism provides needed checks and balances to ensure the named executive officers do not benefit from excessive risk-taking and also permits the Committee to recoup bonuses or awards paid if an executive's gross negligence, fraud or other misconduct contributed to a financial restatement that would have resulted in a lower bonus payment or award. Separately, Sarbanes-Oxley clawback provisions also apply to our CEO and CFO. The Dodd-Frank Act will establish additional clawback requirements but the final regulations have not yet been issued.
Risk Assessment Overview
As part of the Board's oversight of risk management and the Committee's oversight of the Company's executive compensation program, the Committee considers the Company's employee compensation programs generally and the impact of the Company's executive compensation policies and practices on the Company's risk profile, including the impact of the incentive plans and awards that the Committee administers. In particular, the Committee has incorporated the following features into all employee compensation schemes:

•	Annual review of performance and inflationary pay reviews and biennial reviews of market benchmarks for pay;

•	Use of specific metrics to assess the criteria for the annual bonus plan and other more regular incentive schemes; and

•	Annual review of individual performance measures, ratings and the annual bonus plan personal multiplier.

With respect to the Company's executives, the Committee has incorporated the following features into the executive compensation program to mitigate risk:

•	Balance of short and long-term incentives, including both cash and stock-based incentive awards;

•	Alignment of goals with short and long-range business plans;

•	Use of multiple goals to balance financial, stock and individual performance, with a focus on generating cash flow;

•	Ability for the Committee to apply negative discretion and reduce incentive awards below a formula-driven level;

•	Emphasis on equity-based incentive awards to provide strong alignment with stockholders;

•	Balance of equity-based incentive awards to reward focus on sustained value and stock price appreciation; and

•	Adoption of a clawback policy and stock ownership guidelines for executives.

As part of the Committee's annual risk oversight process, the Committee reviews the outcome of the Company's risk assessment of its compensation profile and plans to ensure that the Company's compensation programs do not present or generate unnecessary or undue risk to the business in terms of incentivizing inappropriate risk behavior or an unbalanced short-termist approach.

As part of the review, the Committee was satisfied that the Company's compensation practices and policies are not reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
None of the members of the Committee (Sir Charles, Mr. Cole and Ms. Toben) has, at any time, been an employee of the Company and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between our Board or the Committee and the board of directors or compensation committee of any other company.
Compensation Committee Report
We, together with management, have reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on our review and the ensuing discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
The Compensation Committee
Sir Charles Allen (Chairman)
Andrew Cole
Doreen Toben

2012 Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of the named executive officers for the years ended December 31, 2010, 2011 and 2012, as applicable. Mr. Buttery first qualified as a named executive officer in 2011 and Mr. Gale in 2012. See “Summary of Non-Equity Compensation Terms of Employment Agreements” for a narrative description of the compensation provisions of the employment agreements with the named executive officers. Our named executive officers are our Chief Executive Officer, our Chief Financial Officer and our three most-highly compensated executive officers for the year ended December 31, 2012.
It should be noted in reviewing the table below that the amounts included under the column headings “Stock Awards” and “Option Awards” represent the grant date fair value of stock awards and option awards, respectively, as computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, or FASB ASC Topic 718. These amounts do not necessarily reflect the current market value or the market value at the grant date. Also, many of the equity awards are subject in whole or in part to performance conditions and consequently may not actually be received by the named executive officer. Assumptions used in the calculation of stock award and option award amounts are included in note 9 to our consolidated financial statements, included in Item 15 of our Original Form 10-K filed with the SEC on February 7, 2013.
Unless otherwise noted, all amounts in this table that originated in pounds sterling in respect of 2012 have been translated into U.S. dollars at a rate of $1.5853 per £1.00, in respect of 2011 have been translated into U.S. dollars at a rate of $1.6044 per £1.00 and in respect of 2010 have been translated into U.S. dollars at a rate of $1.5464 per £1.00, which rates are the average exchange rates for the relevant year used by Virgin Media in its audited financial statements.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e) (1)	Option Awards ($) (f) (2)	Non-Equity Incentive Compensation ($) (g) (3)	Change in Pension Value/Non-Qualified Deferred Compensation Earnings ($) (h)#	All Other Compensation ($) (i)	Total ($) (j)
Neil Berkett Chief Executive Officer	2012 2011 2010	1,188,975 1,203,300 966,500	- - -	2,297,968(4) 2,537,586 2,291,529	974,198(5) 1,166,354 986,578	1,452,333 1,131,102 1,116,985	- - -	277,605(6) 297,230 268,784	6,191,079 6,335,572 5,630,376
Eamonn O'Hare Chief Financial Officer	2012 2011 2010	776,797 786,156 763,566	- - -	750,675(7) 828,954 934,019	318,241(8) 381,012 388,709	759,086 738,987 842,035	- - -	207,477(9) 224,587 253,311	2,812,276 2,959,695 3,181,640
Andrew Barron Chief Operating Officer	2012 2011 2010	687,874(10) 677,859 591,498	- - -	658,755(11) 676,692 629,034	279,273(12) 311,032 261,830	832,671 486,374 515,531	- - -	120,250(13) 139,848 113,357	2,578,824 2,291,805 2,111,250
Paul Buttery Chief Customer, Technology and Networks Officer	2012 2011 2010	594,488 583,601 -	- - -	574,488(14) 558,270 -	243,552(15) 256,602 -	544,625 530,204 -	- - -	71,670(16) 150,226 -	2,028,023 2,078,903 -
Robert Gale Vice President Controller and Principal Accounting Officer	2012 2011 2010	324,987 - -	- - -	314,050(17) - -	133,142(18) - -	158,788 - -	- - -	69,004(19) - -	999,971 - -
(1) The amounts in column (e) reflect the aggregate grant date fair value of stock awards, as computed in accordance with FASB ASC Topic 718, granted pursuant to the named executive officer's employment agreement, restricted stock agreement or performance shares agreement, the 2012 LTIP, the 2011 LTIP, the 2010 LTIP and the Virgin Media Inc. 2010 Stock Incentive Plan. Many of these awards are subject to performance conditions. These awards are reflected in column (e) on the basis that the forecasted outcome of achieving those performance conditions is 100% at the grant date, other than performance conditions, such as TSV, which are dependent on the Company's own stock price performance in which case the grant date fair value has been calculated using the Monte Carlo simulation model, unless specified. These amounts reflect the Company's accounting fair value and do not reflect the actual economic value realizable by the named executive officer for these awards. Due to rounding both during exchange rate conversions and due to fractional outcomes, there may be minor differences between the award amounts presented and the related product of the grant date fair value and the number of performance share awards, restricted shares or restricted stock units granted as set out in the following footnotes.

(2) The amounts in column (f) reflect the aggregate grant date fair value of options, as computed in accordance with FASB ASC Topic 718, granted pursuant to the named executive officer's employment agreement or option agreement, the 2012 LTIP, the 2011 LTIP, the 2010 LTIP and the Virgin Media Inc. 2010 Stock Incentive Plan. These amounts reflect the Company's accounting fair value and do not reflect the actual economic value realizable by the named executive officer for these awards. Due to rounding both during exchange rate conversions and due to fractional outcomes, there may be minor differences between the award amounts presented and the related product of the grant date fair value and the number of options granted as set out in the following footnotes.

(3) The amounts in column (g) reflect the cash awards earned by the named executive officers under the Company's annual bonus plan for the relevant year. For bonuses paid in respect of 2010, the bonus payments were made to the named executive officers in March 2011. For bonuses paid in respect of 2011, the amounts reflect the bonuses awarded in respect of 2011, 90% of which amounts were paid to the respective named executive officers in March 2012, and the remaining 10% which was mandatorily deferred into an award of performance shares. These performance shares were granted on March 26, 2012 and vested on March 26, 2013. For bonuses in respect of 2012, the amounts reflect the bonuses awarded in respect of 2012, 90% of which amounts are payable to the respective named executive officers by April 30, 2013, and the remaining 10% which was mandatorily deferred into an award of performance shares. These performance shares were granted on March 26, 2013 and will vest on March 26, 2014.

(4) On January 27, 2012, Mr. Berkett was granted a stock award over 145,349 performance shares, pursuant to the 2012 LTIP. The award vests on April 30, 2015 and has a per share grant date fair value of $15.81. The performance conditions which apply to this award are based 50% on the achievement of a SCF target in respect of the period from January 1, 2012 through December 31, 2014 and 50% on TSV performance in respect of the period from January 1, 2012 through December 31, 2014, relative to a pre-determined performance comparator group. Vesting of the Group SCF-based awards at the maximum level also requires top quartile TSV performance. Assuming achievement in full of the SCF target, and based on a Monte-Carlo simulation of likely TSV outcome, the value on the grant date of the award was $2,297,968.

(5) On January 27, 2012, Mr. Berkett was granted 96,899 options pursuant to the 2012 LTIP, each with an exercise price of $24.34 and a per option grant date fair value of $10.05, vesting in five equal installments on each of January 1, 2013, 2014, 2015, 2016 and 2017.

(6) Mr. Berkett's All Other Compensation for the 2012 fiscal year consisted of: $79,265 in pension contributions by the Company to a U.K. tax qualified deferred compensation plan; $136,653 in further pension contributions by the Company paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; $19,816 as a car allowance paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; $18,119 in income protection for Mr. Berkett; and the following items, none of which exceeded $10,000: health insurance for Mr. Berkett, insurance premiums paid by the Company with respect to life insurance for Mr. Berkett and dividends paid on vested shares of restricted stock and catch-up accruals with respect to unvested shares of restricted stock. Mr. Berkett also received perquisites and personal benefits totaling $15,215. These perquisites and personal benefits, none of which exceeded $25,000 or 10% of the total amount of perquisites and personal benefits consisted of: tax advisory services, health benefits for Mr. Berkett's dependents, dental benefits for Mr. Berkett and his dependents, mobile phone and cable services, passport renewal and perquisites in relation to an off-site Board meeting.

(7) On January 27, 2012, Mr. O'Hare was granted a stock award over 47,481 performance shares pursuant to the 2012 LTIP. The award vests on April 30, 2015 and has a per share grant date fair value of $15.81. The performance conditions which apply to this award are based 50% on the achievement of a SCF target in respect of the period from January 1, 2012 through December 31, 2014 and 50% on TSV performance in respect of the period from January 1, 2012 through December 31, 2014, relative to a pre-determined performance comparator group. Vesting of the Group SCF-based awards at the maximum level also requires top quartile TSV performance. Assuming achievement in full of the SCF target, and based on a Monte-Carlo simulation of likely TSV outcome, the value on the grant date of the award was $750,675.

(8) On January 27, 2012, Mr. O'Hare was granted 31,654 options pursuant to the 2012 LTIP, each with an exercise price of $24.34 and a per option grant date fair value of $10.05, vesting in five equal installments on each of January 1, 2013, 2014, 2015, 2016 and 2017.

(9) Mr. O'Hare's All Other Compensation for the 2012 fiscal year included: $79,265 in pension contributions by the Company to a U.K. tax qualified deferred compensation plan; $65,593 in further pension contributions by the Company paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; $13,704 in dividends paid on vested shares of restricted stock and catch-up accruals with respect to unvested shares of restricted stock; $19,816 as a car allowance paid (subject to normal tax and employee social security deductions) through the Company's payroll system; and the following items, none of which exceeded $10,000: insurance premiums paid for by the Company with respect to life insurance insuring Mr. O'Hare's life; health insurance for Mr. O'Hare; and income protection benefits. Mr. O'Hare also received perquisites and personal benefits totaling $21,878. These perquisites consisted of tax advisory services in the amount of $18,072 (as invoiced by the supplier) and the following perquisites and personal benefits, none of which exceeded $25,000 or 10% of the total amount of perquisites and personal benefits: health benefits for Mr. O'Hare's dependents, dental benefits for Mr. O'Hare and his dependents and perquisites in relation to an off-site Board meeting.

(10) Mr. Barron's salary was increased from £430,000 to £490,000 per annum with effect from December 7, 2012.

(11) On January 27, 2012, Mr. Barron was granted a stock award over 41,667 performance shares pursuant to the 2012 LTIP. The award vests on April 30, 2015 and has a per share grant date fair value of $15.81. The performance conditions which apply to this award are based 50% on the achievement of a SCF target in respect of the period from January 1, 2012 through December 31, 2014 and 50% on TSV performance in respect of the period from January 1, 2012 through December 31, 2014, relative to a pre-determined performance comparator group. Vesting of the Group SCF-based awards at the maximum level also requires top quartile TSV performance. Assuming achievement in full of the SCF target, and based on a Monte-Carlo simulation of likely TSV outcome, the value on the grant date of the award was $658,755.

(12) On January 27, 2012, Mr. Barron was granted 27,778 options pursuant to the 2012 LTIP, each with an exercise price of $24.34 and a per option grant date fair value of $10.05, vesting in five equal installments on each of January 1, 2013, 2014, 2015, 2016 and 2017.

(13) Mr. Barron's All Other Compensation for the 2012 fiscal year consisted of: $45,181 in pension contributions by the Company to a U.K. tax qualified deferred compensation plan; $49,195 in further pension contributions by the Company paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; $19,816 as a car allowance paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; and the following items, none of which exceeded $10,000: insurance premiums paid by the Company with respect to life and health insurance and income protection benefits for Mr. Barron. Mr. Barron also received certain perquisites and personal benefits which did not in aggregate exceed $10,000.

(14) On January 27, 2012, Mr. Buttery was granted a stock award over 36,337 performance shares pursuant to the 2012 LTIP. The award vests on April 30, 2015 and has a per share grant date fair value of $15.81. The performance conditions which apply to this award are based 50% on the achievement of a SCF target in respect of the period from January 1, 2012 through December 31, 2014 and 50% on TSV performance in respect of the period from January 1, 2012 through December 31, 2014, relative to a pre-determined performance comparator group. Vesting of the Group SCF-based awards at the maximum level also requires top quartile TSV performance. Assuming achievement in full of the SCF target, and based on a Monte-Carlo simulation of likely TSV outcome, the value on the grant date of the award was $574,488.

(15) On January 27, 2012, Mr. Buttery was granted 24,225 options pursuant to the 2012 LTIP, each with an exercise price of $24.34 and a per option grant date fair value of $10.05, vesting in five equal installments on each of January 1, 2013, 2014, 2015, 2016 and 2017.

(16) Mr. Buttery's All Other Compensation for the 2012 fiscal year consisted of: $12,385 in pension contributions by the Company to a U.K. tax qualified deferred compensation plan; $34,163 in further pension contributions by the Company paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; $19,816 as a car allowance paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; and the following items, none of which exceeded $10,000: insurance premiums paid by the Company with respect to life and health insurance and income protection benefits for Mr. Buttery. Mr. Buttery also received certain perquisites and personal benefits which did not in aggregate exceed $10,000.

(17) On January 27, 2012, Mr. Gale was granted a stock award over 19,864 performance shares pursuant to the 2012 LTIP. The award vests on April 30, 2015 and has a per share grant date fair value of $15.81. The performance conditions which apply to this award are based 50% on the achievement of a SCF target in respect of the period from January 1, 2012 through December 31, 2014 and 50% on TSV performance in respect of the period from January 1, 2012 through December 31, 2014, relative to a pre-determined performance comparator group. Vesting of the Group SCF-based awards at the maximum level also requires top quartile TSV performance. Assuming achievement in full of the SCF target, and based on a Monte-Carlo simulation of likely TSV outcome, the value on the grant date of the award was $314,050.

(18) On January 27, 2012, Mr. Gale was granted 13,243 options pursuant to the 2012 LTIP, each with an exercise price of $24.34 and a per option grant date fair value of $10.05, vesting in five equal installments on each of January 1, 2013, 2014, 2015, 2016 and 2017.

(19) Mr. Gale's All Other Compensation for the 2012 fiscal year consisted of: $48,748 in pension contributions by the Company to a U.K. tax qualified deferred compensation plan; $17,121 as a car allowance paid (and subject to normal tax and employee social security deductions) through the Company's payroll system; and the following items, none of which exceeded $10,000: insurance premiums paid by the Company with respect to life and health insurance and income protection benefits for Mr. Gale. Mr. Gale also received certain perquisites and personal benefits which did not in aggregate exceed $10,000.

2012 Grants of Plan-Based Awards
The following table summarizes the grants of plan-based awards we have made to each of the named executive officers during 2012. Many of the equity awards are subject to performance conditions in whole or in part and consequently may not actually be received by the named executive officer. The performance conditions are described in greater detail under the section entitled “Executive Compensation - Compensation Discussion & Analysis”.
All amounts in this table that originated in pounds sterling have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media in its audited financial statements. As of April 19, 2013, the noon buying rate for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York was $1.5254 per £1.00.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: number of shares of stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or base price of option awards ($/sh) (k)	Closing Price on Grant Date ($/sh) (l)	Grant Date Fair Value of Stock and Option Awards(3)($) (m)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (f)	Target (g)	Maximum(h)
Neil Berkett	01/27/2012(4)	-	-	-	12,108	145,349	145,349	-	-	-	24.20	2,297,968
	01/27/2012(5)	-	-	-	-	-	-	-	96,899	24.34	24.20	974,198
	n/a(6)(7)	5,410	1,188,975	3,566,925	-	-	-	-	-	-	-	-
Eamonn O'Hare	1/27/2012(4)	-	-	-	3,956	47,481	47,481	-	-	-	24.20	750,675
	1/27/2012(5)	-	-	-	-	-	-	-	31,654	24.34	24.20	318,241
	n/a(6)(8)	3,534	776,797	2,330,391	-	-	-	-	-	-	-	-
Andrew Barron	1/27/2012(4)	-	-	-	3,471	41,667	41,667	-	-	-	24.20	658,755
	1/27/2012(5)	-	-	-	-	-	-	-	27,778	24.34	24.20	279,273
	n/a(6)(9)	3,102	681,679	2,045,037	-	-	-	-	-	-	-	-
Paul Buttery	1/27/2012(4)	-	-	-	3,027	36,337	36,337	-	-	-	24.20	574,488
	1/27/2012(5)	-	-	-	-	-	-	-	24,225	24.34	24.20	243,552
	n/a(6)(10)	2,029	445,866	1,337,597	-	-	-	-	-	-	-	-
Robert Gale	1/27/2012(4)	-	-	-	1,655	19,864	19,864	-	-	-	24.20	314,050
	1/27/2012(5)	-	-	-	-	-	-	-	13,243	24.34	24.20	133,142
	n/a(6)(11)	739	162,493	487,480	-	-	-	-	-	-	-	-
(1) The amounts included in columns (c), (d) and (e) reflect the minimum (threshold), target and maximum payment levels under the 2012 annual bonus plan, including the personal performance multiplier. If minimum (threshold) is not met, then no payments will be made. Actual bonus amounts for the named executive officers are reported in the 2012 Summary Compensation Table as Non-Equity Incentive Plan Compensation.

(2) The amounts included in columns (f), (g) and (h) reflect the minimum (threshold), target and maximum number of shares of common stock which may be earned under equity awards granted pursuant to the 2012 LTIP. Below the minimum level, no shares will vest. A more detailed description of the 2012 LTIP can be found in the section entitled “Executive Compensation - Compensation Discussion & Analysis”.

(3) The grant date fair value of the performance-based equity awards granted pursuant to the 2012 LTIP has been calculated based on the assumption that the Group SCF target will be achieved at the maximum level. These amounts do not necessarily reflect the current market value of these awards.

(4) Performance shares granted on January 27, 2012 with a per share grant date fair value of $15.81 pursuant to the 2012 LTIP and due to vest in 2015.

(5) Options granted on January 27, 2012, each with an exercise price of $24.34 (being the mid-market price of our common stock on the grant date) and a grant date fair value of $10.05. These options vest in five equal installments on each of January 1, 2013, 2014, 2015, 2016 and 2017 pursuant to the 2012 LTIP.

(6) Bonus entitlements under the 2012 Bonus Plan. The threshold amount in column (c) reflects the minimum amount of bonus which can be paid if any bonus is paid.

(7) Mr. Berkett is entitled to a bonus equal to 0% - 200% (100% on-target) of his base salary (subject to a multiplier of up to 150% under the 2012 Bonus Plan to reflect the achievement of personal performance targets). Under the 2012 Bonus Plan, Mr. Berkett was awarded a bonus of $1,452,333, 90% of which is payable by April 30, 2013. The remaining 10% was mandatorily deferred into performance shares which were granted on March 26, 2013 and vest on March 26, 2014. This full amount is reported in the 2012 Summary Compensation Table as Non-Equity Incentive Plan Compensation.

(8) Mr. O'Hare is entitled to a bonus equal to 0% - 200% (100% on-target) of his base salary (subject to a multiplier of up to 150% under the 2012 Bonus Plan to reflect the achievement of personal performance targets). Under the 2012 Bonus Plan, Mr. O'Hare was awarded a bonus of $759,086, 90% of which is payable by April 30, 2013. The remaining 10% was mandatorily deferred into performance shares which were granted on March 26, 2013 and which vest on March 26, 2014. This full amount is reported in the 2012 Summary Compensation Table as Non-Equity Incentive Plan Compensation.

(9) Mr. Barron is entitled to a bonus equal to 0% - 200% (100% on-target) of his base salary (subject to a multiplier of up to 150% under the 2012 Bonus Plan to reflect the achievement of personal performance targets). Under the 2012 Bonus Plan, Mr. Barron was awarded a bonus of $832,671, 90% of which is payable by April 30, 2013. The remaining 10% was mandatorily deferred into performance shares which were granted on March 26, 2013 and vest on March 26, 2014. This full amount is reported in the 2012 Summary Compensation Table as Non-Equity Incentive Plan Compensation.

(10) Mr. Buttery is entitled to a bonus equal to 0% - 150% (75% on-target) of his base salary (subject to a multiplier of up to 150% under the 2012 Bonus Plan to reflect the achievement of personal performance targets). Under the 2012 Bonus Plan, Mr. Buttery was awarded a bonus of $544,625, 90% of which is payable by April 30, 2013. The remaining 10% was mandatorily deferred into performance shares which were granted on March 26, 2013 and vest on March 26, 2014. This full amount is reported in the 2012 Summary Compensation Table as Non-Equity Incentive Plan Compensation.

(11) Mr. Gale is entitled to a bonus equal to 0% - 100% (50% on-target) of his base salary (subject to a multiplier of up to 150% under the 2012 Bonus Plan to reflect the achievement of personal performance targets). Under the 2012 Bonus Plan, Mr. Gale was awarded a bonus of $158,788, 90% of which is payable by April 30, 2013. The remaining 10% was mandatorily deferred into performance shares which were granted on March 26, 2013 and vest on March 26, 2014. This full amount is reported in the 2012 Summary Compensation Table as Non-Equity Incentive Plan Compensation.

2012 Outstanding Equity Awards At Fiscal Year-End Table
The following table summarizes the holdings of outstanding equity awards by the named executive officers. This table includes unexercised (both vested and unvested) option awards and unvested RSUs and other share equivalent interests with vesting conditions that were not satisfied as of December 31, 2012. The performance conditions for such awards are described under Item 11. Executive Compensation of this Form 10-K/A in the section entitled “Compensation Discussion & Analysis”. In addition to the performance conditions specified, vesting of these awards (unless accelerated), is subject to continued employment by the Company.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Neil Berkett	500,000	-	-	25.18	25/09/2015	4,675	171,806	134,743	4,951,805
	51,605	-	-	24.74	05/07/2016	-	-	140,977	5,180,905
	59,860	-	-	24.36	15/05/2017	-	-	145,349	5,341,576
	200,000	-	-	22.49	13/09/2017	-	-	-	-
	114,228	28,557	-	12.51	13/04/2018	-	-	-	-
	700,000	100,000	-	13.72	06/05/2018	-	-	-	-
	43,118	62,191	-	18.65	25/04/2020	-	-	-	-
	-	2,486	-	18.65	25/04/2020	-	-	-	-
	18,797	75,188	-	25.31	27/01/2021	-	-	-	-
	-	96,899	-	24.34	26/01/2022	-	-	-	-
Eamonn O'Hare	204,802	22,802	208,000	12.86	15/09/2019	3,054	112,235	68,245	2,508,004
	18,198	24,513	-	17.16	06/01/2020	25,266	928,526	46,053	1,692,448
	-	2,808	-	17.12	07/01/2020	-	-	47,481	1,744,927
	6,140	24,562	-	25.31	27/01/2021	-	-	-	-
	-	31,654	-	24.34	26/01/2022	-	-	-	-
Andrew Barron	240,000	60,000	-	13.55	16/03/2018	2,010	73,868	45,961	1,689,067
	68,536	17,134	-	12.51	13/04/2018	29,955	1,100,846	37,594	1,381,580
	46,773	31,182	-	8.73	11/06/2019	-	-	41,667	1,531,262
	12,256	15,599	-	17.16	06/01/2020	-	-	-	-
	-	2,808	-	17.12	07/01/2020	-	-	-	-
	5,012	20,051	-	25.31	27/01/2021	-	-	-	-
	-	27,778	-	24.34	26/01/2022	-	-	-	-
Paul Buttery	23,070	-	-	24.74	05/07/2016	2,191	80,519	40,389	1,484,296
	26,760	-	-	24.36	15/05/2017	13,162	483,704	31,015	1,139,801
	80,000	-	-	28.59	11/07/2017	-	-	36,337	1,335,385
	-	10,000	-	15.57	05/02/2018	-	-	-	-
	-	13,499	-	12.51	13/04/2018	-	-	-	-
	-	27,404	-	8.73	11/06/2019	-	-	-	-
	-	13,371	-	17.16	06/01/2020	-	-	-	-
	-	2,808	-	17.12	07/01/2020	-	-	-	-
	4,135	16,542	-	25.31	27/01/2021	-	-	-	-
	-	24,225	-	24.34	26/01/2022	-	-	-	-
Robert Gale	16,250	-	-	23.33	14/03/2014	639	23,483	26,072	958,146
	16,612	-	-	25.54	27/04/2015	-	-	19,267	708,062
	21,055	-	-	24.74	05/07/2016	-	-	19,864	730,002
	24,425	-	-	24.36	15/05/2017	-	-	-	-
	9,346	9,346	-	12.51	13/04/2018	-	-	-	-
	-	17,690	-	8.73	11/06/2019	-	-	-	-
	6,952	7,644	-	17.16	06/01/2020	-	-	-	-
	-	2,808	-	17.12	07/01/2021	-	-	-	-
	2,569	10,276	-	25.31	27/01/2021	-	-	-	-
	-	13,243	-	24.34	26/01/2022	-	-	-	-

(1)	The values shown in columns (h) and (j) are based on the closing price of the Company's stock as of December 31, 2012, being $36.75 per share.
(2)    Mr. Berkett
Exercisable Options - Column (b):

i.	500,000 stock options which vested in equal installments on each of September 26, 2006, 2007, 2008, 2009 and 2010;

ii.	51,605 stock options which vested in equal installments on each of January 1, 2007, 2008, 2009; 2010 and 2011;

iii.	59,860 stock options which vested in equal installments on each of January 1, 2008, 2009, 2010, 2011 and 2012;

iv.	200,000 stock options: (i) 100,000 options which vested on September 14, 2007 and (ii) 100,000 options which vested in equal installments on each of September 10, 2008, 2009, 2010, 2011 and 2012;

v.	114,228 stock options which vested in equal installments on each of January 1, 2009, 2010, 2011 and 2012;

vi.	700,000 stock options: (i) 400,000 options which vested in equal installments on each of May 7, 2009, 2010, 2011 and 2012, and (ii) 300,000 stock options which vested on August 12, 2010;

vii.	43,118 stock options which vested in equal installments on each of January 1, 2011 and 2012; and

viii.	18,797 JSOP option equivalent interests which vested on January 1, 2012.
Unexercisable Options - Column (c):

i.	28,557 stock options which vest on January 1, 2013;

ii.	100,000 stock options which vest on May 7, 2013;

iii.	62,191 stock options which vest as to 19,073 options on January 1, 2013 and 43,118 options which vest in equal installments on each of January 1, 2014 and 2015;

iv.	2,486 stock options granted under the Company Share Option Plan, the CSOP, which is a U.K. tax qualified plan. These options vest on January 1, 2013;

v.	75,188 JSOP option equivalent interests which vest in equal installments on each of January 1, 2013, 2014, 2015 and 2016; and

vi.	96,899 stock options which vest as to 19,379 on each of January 1, 2013, 2014, 2015 and 2016 and 19,383 on January 1, 2017.
Unvested Equity Incentive Plan Awards - Column (i):

i.	134,743 restricted stock units granted under the Company's 2010 LTIP which vest in early 2013 dependent on the achievement of performance conditions;

ii.	140,977 JSOP performance share equivalent interests granted under the Company's 2011 LTIP which vest in early 2014; and

iii.	145,349 performance shares granted under the Company's 2012 LTIP which vest in early 2015.
Unvested Stock Awards - Column (g):

i.	4,675 performance shares granted under the Company's 2011 Annual Bonus Deferral which vest on March 26, 2013.
(3)    Mr. O'Hare
Exercisable Options - Column (b):

i.
204,802 stock options: (i) 78,000 options which vested on November 2, 2010, (ii) 104,000 options which vested on March 2, 2012, and (iii) 22,802 options which vested in equal installments on each of January 1, 2011 and 2012;

ii.	18,198 stock options which vested in equal installments on each of January 1, 2011 and 2012; and

iii.	6,140 JSOP option-equivalent interests which vested on January 1, 2012.
Unexercisable Options - Column (c):

i.	208,000 stock options which vest as to 78,000 options on each of March 2, 2013 and 2014, and 52,000 options on November 2, 2014;

ii.	22,802 stock options which vest in equal installments on each of January 1, 2013 and 2014;

iii.	24,513 stock options which vest as to 6,315 options on January 1, 2013 and 9,099 options on each of January 1, 2014 and 2015;

iv.	2,808 stock options under the CSOP. These options vest as to 2,784 options on January 1, 2013 and 24 options on January 1, 2015;

v.	24,562 JSOP option-equivalent interests which vest as to 6,140 option equivalent interests on each of January 1, 2013, 2014, 2015 and 6,142 option equivalent interests on January 1, 2016; and

vi.	31,654 stock options which vest as to 6,330 options on each of January 1, 2013, 2014, 2015, 2016 and 6,334 options on January 1, 2017.
Unvested Equity Incentive Plan Awards - Column (i):

i.	68,245 restricted stock units granted under the Company's 2010 LTIP which vest in early 2013 dependent on the achievement of performance conditions;

ii.	46,053 JSOP performance share equivalent interests granted under the Company's 2011 LTIP which vest in early 2014; and

iii.	47,481 performance shares granted under the Company's 2012 LTIP which vest in early 2015.
Unvested Stock Awards - Column (g):

i.	3,054 performance shares granted under the Company's 2011 Annual Bonus Deferral which vest on March 26, 2013; and

ii.
25,266 performance shares are no longer subject to performance or time-based vesting conditions but are included in this table because settlement of such awards remains conditioned upon the payment of a nominal acquisition price of $0.0001 by the participant.

(4)    Mr. Barron
Exercisable Options - Column (b):

i.	240,000 stock options which vested in equal installments on each of March 17, 2009, 2010, 2011 and 2012;

ii.	68,536 stock options which vested in equal installments on each of January 1, 2009, 2010, 2011 and 2012;

iii.	46,773 stock options which vested in equal installments on each of January 1, 2010, 2011 and 2012;

iv.	12,256 stock options which vested in equal installments on each of January 1, 2011 and 2012; and

v.	5,012 JSOP-equivalent interests which vested on January 1, 2012.
Unexercisable Options - Column (c):

i.	60,000 stock options which vest on March 17, 2013;

ii.	17,134 stock options which vest on January 1, 2013;

iii.	31,182 stock options which vest in equal installments on each of January 1, 2013 and 2014;

iv.	15,599 stock options which vest as to 3,343 options on January 1, 2013 and 6,128 options on each of January 1, 2014 and 2015;

v.	2,808 stock options under the CSOP. These options vest as to 2,785 options on January 1, 2013 and 23 options on January 1, 2015;

vi.	20,051 JSOP option equivalent interests which vest as to 5,012 option-equivalent interests on each of January 1, 2013, 2014, 2015 and 5,015 option equivalent interests on January 1, 2016; and

vii.	27,778 stock options which vest as to 5,555 options on each of January 1, 2013, 2014, 2015, 2016 and 5,558 options on January 1, 2017.
Unvested Equity Incentive Plan Awards - Column (i):

i.	45,961 restricted stock units granted under the Company's 2010 LTIP which vest in early 2013 dependent on the achievement of performance conditions;

ii.	37,594 JSOP performance share equivalent interests granted under 2011 LTIP which vest in early 2014; and

iii.	41,667 performance shares granted under the Company's 2012 LTIP which vest in early 2015.
Unvested Stock Awards - Column (g):

i.	2,010 performance shares granted under the Company's 2011 Annual Bonus Deferral which vest on March 26, 2013; and

ii.
29,955 performance shares are no longer subject to performance or time-based vesting conditions but are included in this table because settlement of such awards remains conditioned upon the payment of a nominal acquisition price of $0.0001 by the participant.

(5)    Mr. Buttery
Exercisable Options - Column (b):

i.	23,070 stock options which vested in equal installments on each of January 1, 2007, 2008, 2009, 2010 and 2011;

ii.	26,760 stock options which vested in equal installments on each of January 1, 2008, 2009, 2010, 2011 and 2012;

iii.	80,000 stock options which vested in equal installments on each of July 12, 2008, 2009, 2010, 2011 and 2012; and

iv.	4,135 stock options which vested on January 1, 2012.
Unexercisable Options - Column (c):

i.	10,000 stock options which vest on February 6, 2013;

ii.	13,499 stock options which vest on January 1, 2013;

iii.	27,404 stock options which vest in equal installments on each of January 1, 2013 and 2014;

iv.	13,371 stock options which vest as to 2,601 options on January 1, 2013 and 5,385 options on each of January 1, 2014 and 2015;

v.	2,808 stock options under the CSOP. These options vest as to 2,784 options on January 1, 2013 and 24 options on January 1, 2015;

vi.	16,542 stock options which vest as to 4,135 options on each of January 1, 2013, 2014, 2015 and 4,137 options on January 1, 2016; and

vii.	24,225 stock options which vest in equal installments on each of January 1, 2013, 2014, 2015, 2016 and 2017.
Unvested Equity Incentive Plan Awards - Column (i):

i.	40,389 restricted stock units granted under the Company's 2010 LTIP which vest in early 2013 dependent on the achievement of performance conditions;

ii.	31,015 performance shares granted under the Company's 2011 LTIP which vest in early 2014; and

iii.	36,337 performance shares granted under the Company's 2012 LTIP which vest in early 2015.

Unvested Stock Awards - Column (g):

i.	2,191 performance shares granted under the Company's 2011 Annual Bonus Deferral which vest on March 26, 2013; and

ii.
13,162 performance shares are no longer subject to performance or time-based vesting conditions but are included in this table because settlement of such awards remains conditioned upon the payment of a nominal acquisition price of $0.0001 by the participant.

(6)    Mr. Gale
Exercisable Options - Column (b):

i.	16,250 stock options which vested in equal installments on each of March 15, 2004, 2005, 2006, 2007 and 2008;

ii.	16,612 stock options which vested in equal installments on each of January 1, 2006, 2007, 2008, 2009 and 2010;

iii.	21,055 stock options which vested in equal installments on each of January 1, 2007, 2008, 2009, 2010 and 2011;

iv.	24,425 stock options which vested in equal installments on each of January 1, 2008, 2009, 2010, 2011 and 2012;

v.	9,346 stock options which vested on January 1, 2012;

vi.	6,952 stock options which vested in equal installments on each of January 1, 2011 and 2012; and

vii.	2,569 stock options which vested on January 1, 2012.
Unexercisable Options - Column (c):

i.	9,346 stock options which vest on January 1, 2013;

ii.	17,690 stock options which vest in equal installments on each of January 1, 2013 and 2014;

iii.	7,644 stock options which vest as to 692 options on January 1, 2013 and 3,476 options on each of January 1, 2014 and 2015;

iv.	2,808 stock options under the CSOP. These options vest as to 2,784 options on January 1, 2013 and 24 options on January 1, 2015;

v.	10,276 stock options which vest in equal installments on each of January 1, 2013, 2014, 2015 and 2016; and

vi.	13,243 stock options which vest as to 2,648 options on each of January 1, 2013, 2014, 2015, 2016 and 2,651 options on January 1, 2017.
Unvested Equity Incentive Plan Awards - Column (i):

i.	26,072 restricted stock units granted under the Company's 2010 LTIP which vest in early 2013 dependent on the achievement of performance conditions;

ii.	19,267 performance shares granted under the Company's 2011 LTIP which vest in early 2014; and

iii.	19,864 performance shares granted under the Company's 2012 LTIP which vest in early 2015.
Unvested Stock Awards - Column (g):

i.	639 performance shares granted under the Company's 2011 Annual Bonus Deferral which vest on March 26, 2013.

2012 Option Exercises and Stock Vested Table
The following table summarizes, for each of the named executive officers, (1) stock option exercises during 2012, including the number of shares acquired on exercise and the value realized, and (2) vestings of restricted stock and restricted stock units that occurred during 2012, including the number of shares acquired on vesting and the value realized, each before payment of any applicable withholding tax and broker commissions.

		Option Awards		Stock Awards
Name (a)		Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting/Exercise (#) (d)	Value Realized on Vesting/Exercise ($) (e)
Neil Berkett	(1)	-	-	180,750	4,488,023
Eamonn O'Hare	(2)	-	-	50,000	1,476,500
		-	-	72,300	2,359,872
Andrew Barron	-	-	-	-	-
Paul Buttery	(3)	47,971	685,881	13,162	360,769
Robert Gale	(4)	8,845	166,905	16,993	469,005
(1) Mr. Berkett acquired 180,750 shares on the vesting of a restricted stock grant on March 12, 2012 with a mid-market share price of $24.83 each.

(2) Mr. O'Hare acquired 50,000 shares on the vesting of a restricted stock grant on September 16, 2012 with a mid-market share price of $29.53 each; and 72,300 shares on the vesting of a restricted stock grant on November 2, 2012 with a mid-market share price of $32.64 each.

(3) Mr. Buttery acquired 47,971 shares on the exercise of stock options on July 31, 2012 with a mid-market share price of $27.41 each; and 13,162 shares on the exercise of the 2009 LTIP restricted stock units on July 31, 2012 with a mid-market share price of $27.41 each.

(4) Mr. Gale acquired 8,845 shares on the exercise of stock options on August 16, 2012 with a mid-market share price of $27.60 each; and 16,993 shares on the exercise of the 2009 LTIP restricted stock units on August 16, 2012 with a mid-market share price of $27.60 each.

Summary of Non-Equity Compensation Terms of Employment Agreements
A brief description of the non-equity compensation and non-change of control terms of our employment agreements with each of the named executive officers for the 2012 fiscal year is set out below. Their equity compensation arrangements are separately described in the sections entitled “2012 Grants of Plan-Based Awards” and “2012 Outstanding Equity Awards at Fiscal Year-End”. The operation of these employment agreements in the context of a termination or a change of control is separately described under the heading “Potential Payments Upon Termination or Change of Control”.
Neil Berkett
We are party to an employment agreement with Neil Berkett, our CEO, amended and restated as of July 3, 2009. Pursuant to this agreement, Mr. Berkett receives the following compensation and employee benefits for the term of the employment which, under the terms of the agreement, will continue for an indefinite period terminable by either Mr. Berkett giving six months notice or the Company giving 30 days notice:

•	a base salary of £750,000 per year;

•
an annual bonus for on-target performance of 100% of base salary with a maximum payout of 300% of base salary (subject to the maximum achievement of Company and personal performance targets), as well as participation in the Company's long-term incentive plans;

•	a contribution of 20% of his base salary into a U.K. pension scheme with any surplus over the Annual Allowance paid as a cash supplement;

•	health and dental benefits, life insurance and income protection;

•	an annual car allowance; and

•	tax planning services.
Eamonn O'Hare
We are party to an employment agreement with Eamonn O'Hare, our CFO, dated September 16, 2009. Pursuant to this agreement, Mr. O'Hare receives the following compensation and employee benefits for the term of his employment which, under the terms of the agreement will continue for an indefinite period terminable by either Mr. O'Hare or the Company giving twelve months notice:

•	a base salary of £490,000 per year;

•
an annual bonus for on-target performance of 100% of base salary with a maximum payout of 300% of base salary (subject to the maximum achievement of Company and personal performance targets), as well as participation in the Company's long-term incentive plans;

•	a contribution of 20% of his base salary into a U.K. pension scheme with any surplus over the Annual Allowance paid as a cash supplement;

•	health and dental benefits, life assurance and income protection;

•	an annual car allowance; and

•	tax planning services.
Andrew Barron
We are party to an employment agreement with Andrew Barron, our Chief Operating Officer, dated July 10, 2009, as amended. Pursuant to this agreement, Mr. Barron receives the following compensation and employee benefits for the term of the employment which, under the terms of the agreement will continue for an indefinite period terminable by either Mr. Barron or the Company giving twelve months notice:

•	a base salary of £430,000 per year and an increase to £490,000 per year effective December 7, 2012;

•	an annual bonus for on-target performance of 100% of base salary with a maximum payout of 300% of base salary (subject to the maximum achievement of Company and personal performance targets);

•	a contribution of 15% of his base salary into a U.K. pension scheme with any surplus over the Annual Allowance paid as a cash supplement;

•	health and dental benefits, life assurance and income protection; and

•	an annual car allowance.
Paul Buttery
We are party to an employment agreement with Paul Buttery, our Chief Customer and Networks Officer, dated July 31, 2009, as amended. Pursuant to this agreement, Mr. Buttery receives the following compensation and employee benefits for the term of the employment which, under the terms of the agreement will continue for an indefinite period terminable by either Mr. Buttery or the Company giving twelve months notice:

•	a base salary of £375,000 per year;

•	an annual bonus for on-target performance of 75% of base salary with a maximum payout of 225% of base salary (subject to the maximum achievement of Company and personal performance targets);

•	a contribution of 15% of his base salary into a U.K. pension scheme with any surplus over the Annual Allowance paid as a cash supplement;

•	health and dental benefits, life assurance and income protection; and

•	an annual car allowance.
Robert Gale
We are party to an employment agreement with Robert Gale, our Vice President - Controller, dated June 15, 2009, as amended. Pursuant to this agreement, Mr. Gale received the following compensation and employee benefits for the term of the employment which, under the terms of the agreement will continue for an indefinite period terminable by either Mr. Gale giving six months notice or the Company giving twelve months notice:

•	a base salary of £205,000 per year;

•	an annual bonus for on-target performance of 50% of base salary with a maximum payout of 150% of base salary (subject to the maximum achievement of Company and personal performance targets);

•	a contribution of 15% of his base salary into a U.K. pension scheme;

•	health and dental benefits, life assurance and income protection; and

•	an annual car allowance.

Potential Payments upon Termination or Change of Control
Neil Berkett
Under his employment agreement, we are obligated to provide Mr. Berkett with the following severance payments and benefits upon termination of his employment under the indicated circumstances:

•
Termination without cause: in addition to earned but unpaid salary and benefits and subject to the execution of a general release of claims in favor of us, a lump-sum severance payment equal to two times his annual base salary. No other termination payments will apply.

•	Termination for cause: earned but unpaid salary and benefits.
Mr. Berkett is subject to non-competition and non-solicitation covenants that survive for twelve months following his termination of employment with us.
As at December 31, 2012, Mr. Berkett had 1,687,608 vested options and 365,321 unvested options, made up of 128,557 options that become exercisable on a change of control ("single trigger options") and 236,764 options that become exercisable on termination of employment without cause following a change of control ("double trigger options").
If a change of control occurs, all of Mr. Berkett's unvested stock options granted prior to 2010 will become fully vested and his options granted subsequently will vest if, within twelve months following the change of control, he is terminated without cause or resigns for good reason. Additionally, if, within one year following the change of control, Mr. Berkett's employment is terminated without cause, he will be entitled to a lump-sum payment equal to two times his base salary subject to the execution of a general release in favor of the Company. No other termination payments will apply.
Upon a termination without cause, Mr. Berkett would have three months from the termination date to exercise his vested options. His unvested options would be forfeited. Upon a termination for cause, Mr. Berkett's vested and unvested options would be forfeited. Upon death, disability or retirement, Mr. Berkett or his estate would have one year to exercise his vested options and his unvested options would be forfeited.
As at December 31, 2012, Mr. Berkett had 425,744 unvested RSUs and other share equivalent interests.
Upon cessation of employment for whatever reason, Mr. Berkett's unvested RSUs and other share equivalent interests would be forfeited except at the discretion of the Compensation Committee.
Upon a termination without cause, Mr. Berkett would have three months to realize his vested RSUs and other share equivalent interests. Upon a termination for cause, Mr. Berkett's vested RSUs and other share equivalent interests would be forfeited. Upon death, disability or retirement, Mr. Berkett or his estate would have one year to realize his vested RSUs and other share equivalent interests.
The following table sets forth the estimated aggregate amount of the payments discussed above assuming a termination or change of control date of December 31, 2012, the last business day in 2012, and a closing share price of $36.75 per share on December 31, 2012. All amounts in this table payable in pounds sterling have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media Inc. in its audited financial statements.

Benefit	Termination without Cause ($)	Termination for Cause ($)	Death or Disability ($)	Termination/Acceleration Event following a Change of Control ($)
Severance Payment(1)	2,377,950 (2)	-	-	2,377,950 (3)
RSUs and other share equivalent interests	171,760 (4)	-	-	15,643,169 (5)
Options	-	-	-	6,228,543 (6)
(1) Mr. Berkett would be also entitled to base salary, accrued and unpaid vacation, and contractual benefits to the termination date.
(2) If Mr. Berkett's employment is terminated without cause Mr. Berkett would be entitled to a lump-sum payment equal to two times his annual base salary of £750,000 ($2,377,950).
(3) If Mr. Berkett's employment is terminated without cause within one year of a change of control, Mr. Berkett would be entitled to a lump-sum payment equal to two times his annual base salary of £750,000 (which equals $2,377,950).
(4) If Mr. Berkett's employment is terminated without cause 4,675 performance shares granted as his 2011 Annual Bonus Deferral would accelerate.
(5) RSUs and other share equivalent interests include performance shares, restricted stock units, modified restricted stock units, performance-based shares of restricted stock and JSOP performance share equivalent awards. Acceleration of the RSUs and other share equivalent interests is at the discretion of the Compensation Committee. For illustrative purposes, the table is based on all of Mr. Berkett's 425,744 RSUs and other share equivalent interests vesting.
(6) Options include JSOP option equivalent interests. Some of Mr. Berkett's unvested stock options require both a change of control and termination of employment to trigger acceleration. The table assumes that vesting accelerates for all of these stock options.

Eamonn O'Hare
Under his employment agreement, we are obligated to provide Mr. O'Hare with the following severance payments and benefits upon termination of his employment under the indicated circumstances:

•
Termination by the Company other than for cause where we choose to make a payment in lieu of the notice period: base salary, car allowance, pension contributions and medical premiums to the termination date. The agreement is terminable by either Mr. O'Hare or the Company giving twelve months notice.

•	Termination for cause: earned but unpaid salary and benefits.
Mr. O'Hare would also be entitled to an additional redundancy payment calculated in accordance with our redundancy policy (which applies to all our employees) if he were made redundant.
Mr. O'Hare is subject to non-competition and non-solicitation covenants that survive for twelve months following his termination of employment with the Company.
As of December 31, 2012, Mr. O'Hare had 229,140 vested options and 314,339 unvested options, made up of 22,802 single trigger and 291,537 double trigger options.
If a change of control occurs and Mr. O'Hare's employment is terminated without cause or he resigns for good reason within one year after the change of control, all of Mr. O'Hare's unvested stock options will become fully vested.
Upon a termination by us other than for cause, Mr. O'Hare would have three months from the termination date to exercise his vested options. His unvested options would be forfeited. Upon a termination for cause, Mr. O'Hare's vested and unvested options would be forfeited. Upon death, disability or retirement, Mr. O'Hare or his estate would have one year to exercise his vested options and his unvested options would be forfeited.
As of December 31, 2012, Mr. O'Hare had 164,833 unvested RSUs and equivalent share interests.
Upon cessation of employment for whatever reason, Mr. O'Hare's unvested RSUs and other share equivalent interests and unvested performance-based shares of restricted stock would be forfeited except at the discretion of the Compensation Committee.
Upon a termination without cause, Mr. O'Hare would have three months to realize his vested RSUs and other share equivalent interests. Upon a termination for cause, Mr. O'Hare's vested RSUs and other share equivalent interests would be forfeited. Upon death, disability or retirement, Mr. O'Hare or his estate would have one year to realize his vested RSUs and other share equivalent interests.
The following table sets forth the estimated aggregate amount of the payments discussed above assuming a termination or change of control date of December 31, 2012, the last business day in 2012, and a closing share price of $36.75 per share on December 31, 2012. All amounts in this table payable in pounds sterling have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media Inc. in its audited financial statements.

Benefit	Termination other than for Cause and in Lieu of the Notice Period ($)	Termination for Cause ($)	Redundancy ($)	Death or Disability ($)	Termination/Acceleration Event following a Change of Control ($)
Severance Payment (1)	953,407 (2)	-	1,050,506 (3)	-	953,407 (4)
RSUs and other share equivalent interests	112,204 (5)	-	-	-	6,056,640 (6)
Options	-	-	-	-	6,723,006 (7)
(1) Mr. O'Hare would also be entitled to base salary, accrued and unpaid vacation, and contractual benefits to the termination date.
(2) We are required to give Mr. O'Hare twelve months notice of termination of his employment or we may pay Mr. O'Hare a sum in lieu of notice. Mr. O'Hare would be entitled to his base salary for the notice period, plus contractual benefits being car allowance, pension and executive retirement scheme contributions and medical premiums to the termination date.
(3) If Mr. O'Hare was made redundant on December 31, 2012 he would have received a redundancy payment of $97,100 from the Company. The amount shown in the table includes the payment plus an assumed payment in lieu of notice calculated in accordance with note (2) above.
(4) If Mr. O'Hare is terminated without cause in connection with a change of control, Mr. O'Hare would be entitled to twelve months notice of termination or payment in lieu of notice. Mr. O'Hare would be entitled to his base salary for the period, plus contractual benefits being car allowance, pension and executive retirement scheme contributions and medical premiums to the termination date ($953,407).
(5) If Mr. O'Hare's employment is terminated without cause 3,054 performance shares granted as his 2011 Annual Bonus Deferral would accelerate.
(6) RSUs and other share equivalent interests include performance shares, performance-based shares of restricted stock and JSOP performance share equivalent awards. Acceleration of RSUs and other share equivalent interests is at the discretion of the Compensation Committee. For illustrative purposes, the table is based on all of Mr. O'Hare's 164,833 RSUs and other share equivalent interests vesting.
(7) Options include JSOP option-equivalent interests. Some of Mr. O'Hare's unvested stock options require both a change of control and termination of employment to trigger acceleration. The table assumes that vesting accelerates for all of these stock options.

Andrew Barron
Under his employment agreement, we are obligated to provide Mr. Barron with the following severance payments and benefits upon termination of his employment under the indicated circumstances:

•
Termination by the Company other than for cause where we choose to make a payment in lieu of the notice period: base salary, car allowance, pension contributions and medical premiums to the termination date. The agreement is terminable by either Mr. Barron or the Company giving twelve months notice.

•	Termination for cause: earned but unpaid salary and benefits.
Mr. Barron would also be entitled to an additional redundancy payment calculated in accordance with our redundancy policy (which applies to all our employees) if he were made redundant.
Mr. Barron is subject to non-competition and non-solicitation covenants that survive for twelve months following his termination of employment with us.
As of December 31, 2012, Mr. Barron had 372,577 vested options and 174,552 unvested options made up of 108,316 single trigger and 66,236 double trigger options.
If a change of control occurs, all of Mr. Barron's unvested stock options granted prior to 2010 will become fully vested and his options granted subsequently will vest if, within twelve months following the change of control, he is terminated without cause or resigns for good reason.
Upon a termination by the Company other than for cause and in lieu of the notice period, Mr. Barron would have three months from the termination date to exercise his vested options. His unvested options would be forfeited. Upon a termination for cause, Mr. Barron's vested and unvested options would be forfeited. Upon death, disability or retirement, Mr. Barron or his estate would have one year to exercise his vested options and his unvested options would be forfeited.
 As of December 31, 2012, Mr. Barron had 127,232 unvested RSUs and other share equivalent interests.
Upon cessation of employment for whatever reason or upon a change of control, Mr. Barron's unvested RSUs and other share equivalent interests would be forfeited except at the discretion of the Compensation Committee.
Upon a termination without cause, Mr. Barron would have three months from the termination date to realize his vested RSUs and other share equivalent interests. Upon a termination for cause, Mr. Barron's vested RSUs and other share equivalent interests would be forfeited. Upon death, disability or retirement, Mr. Barron or his estate would have one year to realize his vested RSUs and other share equivalent interests.
The following table sets forth the estimated aggregate amount of the payments discussed above assuming a termination or change of control date of December 31, 2012, the last business day in 2012, and a closing share price of $36.75 per share on December 31, 2012. All amounts in this table payable in pounds sterling have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media Inc. in its audited financial statements.

Benefit	Termination other than for Cause and in Lieu of the Notice Period ($)	Termination for Cause ($)	Redundancy ($)	Death or Disability ($)	Termination/Acceleration Event following a Change of Control ($)
Severance Payment(1)	914,567 (2)	-	1,011,666 (3)	-	914,567 (4)
RSUs and other share equivalent interests	73,847 (5)	-	-	-	4,674,959 (6)
Options	-	-	-	-	3,615,862 (7)
(1) Mr. Barron would also be entitled to base salary, accrued and unpaid vacation, and contractual benefits to the termination date.
(2) We are required to give Mr. Barron twelve months notice of termination of his employment or we may pay Mr. Barron a sum in lieu of notice. Mr. Barron would be entitled to his base salary for the period, plus contractual benefits being car allowance, pension contributions and medical premiums to the termination date.
(3) If Mr. Barron was made redundant on December 31, 2012, he would have received a redundancy payment of $97,100 from the Company. The amount shown in the table includes this payment plus an assumed payment in lieu of notice calculated in accordance with note (2) above.
(4) If Mr. Barron's employment is terminated without cause in connection with a change of control, Mr. Barron would be entitled to twelve months notice of termination or payment in lieu of notice. Mr. Barron would be entitled to his base salary for the period, plus contractual benefits being car allowance, pension contributions, and medical premiums to the termination date ($914,567).
(5) If Mr. Barron's employment is terminated without cause 2,010 performance shares granted as his 2011 Annual Bonus Deferral would accelerate.
(6) RSUs and other share equivalent interests include performance shares and JSOP performance share equivalent awards. Acceleration of RSUs and other share equivalent interests is at the discretion of the Compensation Committee. For illustrative purposes, the table is based on all of Mr. Barron's 127,232 RSUs and other share equivalent interests vesting.
(7) Options include JSOP option equivalent interests. Some of Mr. Barron's unvested stock options require both a change of control and termination of employment to trigger acceleration. The table assumes that vesting accelerates for all of these stock options.

Paul Buttery

Under his employment agreement, we are obligated to provide Mr. Buttery with the following severance payments and benefits upon termination of his employment under the indicated circumstances:

•
Termination by the Company other than for cause where we choose to make a payment in lieu of the notice period: base salary, car allowance, pension contributions and medical premiums to the termination date. The agreement is terminable by either Mr. Buttery or the Company giving twelve months notice.

•	Termination for cause: earned but unpaid salary and benefits.
Mr. Buttery would also be entitled to an additional redundancy payment calculated in accordance with our redundancy policy (which applies to all our employees) if he were made redundant.
Mr. Buttery is subject to non-competition and non-solicitation covenants that survive for twelve months following his termination of employment with the Company.
 As of December 31, 2012, Mr. Buttery had 133,965 vested options and 107,849 unvested options made up of 50,903 single trigger and 56,946 double trigger options.
If a change of control occurs, all of Mr. Buttery's unvested stock options granted prior to 2010 will become fully vested and his options granted subsequently will vest if, within twelve months following a change of control, he is terminated without cause or resigns for good reason.
Upon a termination other than for cause, Mr. Buttery would have three months from the termination date to exercise his vested options. His unvested options would be forfeited. Upon a termination for cause, Mr. Buttery's vested and unvested options would be forfeited. Upon death, disability or retirement, Mr. Buttery or his estate would have one year to exercise his vested options and his unvested options would be forfeited.
 As of December 31, 2012, Mr. Buttery had 109,932 unvested RSUs and equivalent share interests.
Upon cessation of employment for whatever reason, Mr. Buttery's RSUs and other share equivalent interests would be forfeited except at the discretion of the Compensation Committee.
Upon a termination without cause, Mr. Buttery would have three months from the termination date to realize his vested RSUs and other share equivalent interests. Upon a termination for cause, Mr. Buttery's vested RSUs and other share equivalent interests would be forfeited. Upon death, disability or retirement, Mr. Buttery or his estate would have one year to realize his vested RSUs and other share equivalent interests.

The following table sets forth the estimated aggregate amount of the payments discussed above assuming a termination or change of control date of December 31, 2012, the last business day in 2012, and a closing share price of $36.75 per share on December 31, 2012. All amounts in this table payable in pounds sterling have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media Inc. in its audited financial statements.

Benefit	Termination other than for Cause and in Lieu of the Notice Period ($)	Termination for Cause ($)	Redundancy ($)	Death or Disability ($)	Termination/Acceleration Event following a Change of Control ($)
Severance Payment(1)	704,518 (2)	-	803,599 (3)	-	704,518 (4)
RSUs and other share equivalent interests	80,497 (5)	-	-	-	4,039,302 (6)
Options	-	-	-	-	2,113,808 (7)
(1) Mr. Buttery would also be entitled to base salary, accrued and unpaid vacation, and contractual benefits to the termination date.
(2) We are required to give Mr. Buttery twelve months notice of termination of his employment or we may pay Mr. Buttery a sum in lieu of notice. Mr. Buttery would be entitled to his base salary for the period, plus contractual benefits being car allowance, pension contributions and medical premiums to the termination date.
(3) If Mr. Buttery was made redundant on December 31, 2012, he would have received a redundancy payment of $99,081 from the Company. The amount shown in the table includes this payment plus an assumed payment in lieu of notice calculated in accordance with note (2) above.
(4) If Mr. Buttery's employment is terminated without cause in connection with a change of control, Mr. Buttery would be entitled to twelve months notice of termination or payment in lieu of notice. Mr. Buttery would be entitled to his base salary for the period, plus contractual benefits being car allowance, pension contributions and medical premiums to the termination date ($704,518).
(5) If Mr. Buttery's employment is terminated without cause 2,191 performance shares granted as his 2011 Annual Bonus Deferral would accelerate.
(6)RSUs and equivalent share interests include performance shares, restricted stock units and modified restricted stock units. Acceleration of RSUs and other share equivalent interests is at the discretion of the Compensation Committee. For illustrative purposes, the table is based on all of Mr. Buttery's 109,932 RSUs and other share equivalent share interests vesting.
(7) Some of Mr. Buttery's unvested stock options require both a change of control and termination of employment to trigger acceleration. The table assumes that vesting accelerates for all these stock options.

Robert Gale
Under his employment agreement, we are obligated to provide Mr. Gale with the following severance payments and benefits upon termination of his employment under the indicated circumstances:

•
Termination other than for cause where we choose to make a payment in lieu of notice period: base salary, car allowance, pension contributions and medical premiums to the termination date. The agreement is terminable by either the Company giving twelve months notice or Mr. Gale giving six months notice.

•	Termination for cause: earned but unpaid salary and benefits.

Mr. Gale would also be entitled to an additional redundancy payment calculated in accordance with our redundancy policy (which applies to all our employees) if he were made redundant.

Mr. Gale is subject to non-competition and non-solicitation covenants that survive for twelve months following his termination of employment with the Company.

As of December 31, 2012, Mr. Gale had 97,209 vested options and 61,007 unvested options made up of 27,036 single trigger and 33,971 double trigger options.

If a change of control occurs, all of Mr. Gale's vested stock options granted prior to 2010 will become fully vested and his options granted subsequently will vest if, within twelve months following a change of control, he is terminated without cause or resigns for good reason.

Upon a termination other than for cause, Mr. Gale would have three months from the termination date to exercise his vested options. His unvested options would be forfeited. Upon a termination for cause, Mr. Gale's vested and unvested options would be forfeited. Upon death, disability or retirement, Mr. Gale or his estate would have one year to exercise his vested options and his unvested options would be forfeited.

As of December 31, 2012, Mr. Gale had 65,842 unvested RSUs and equivalent share interests.

Upon cessation of employment for whatever reason, Mr. Gale's RSUs and other share equivalent interests would be forfeited except at the discretion of Compensation Committee.

Upon a termination without cause, Mr. Gale would have three months from the termination date to realize his vested RSUs and other share equivalent interests. Upon a termination for cause, Mr. Gale's vested RSUs and other share equivalent interests would be forfeited. Upon death, disability or retirement, Mr. Gale or his estate would have one year to realize his vested RSUs and other share equivalent interests.

The following table sets forth the estimated aggregate amount of the payments discussed above assuming a termination or change of control date of December 31, 2012, the last business day in 2012, and a closing share price of $36.75 per share on December 31, 2012. All amounts in this table payable in pounds sterling have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media Inc. in its audited financial statements.

Benefit	Termination other than for Cause and in Lieu of the Notice Period ($)	Termination for Cause ($)	Redundancy ($)	Death or Disability ($)	Change in Control/ Acceleration Event ($)
Severance Payment(1)	392,290 (2)	-	500,619 (3)	-	392,290 (4)
RSUs and other share equivalent interests	23,477 (5)	-	-	-	2,419,293 (6)
Options	-	-	-	-	1,208,991 (7)
(1) Mr. Gale would also be entitled to base salary, accrued and unpaid vacation, and contractual benefits to the termination date.
(2) We are required to give Mr. Gale twelve months notice of his employment or we may pay Mr. Gale a sum in lieu of notice. Mr. Gale would be entitled to his base salary for the notice period, plus contractual benefits being car allowance, pension contributions and medical premiums to the termination date.
(3) If Mr. Gale was made redundant on December 31, 2012, he would have received a redundancy payment of $108,329 from the Company. The amount shown in the table includes this payment plus an assumed payment in lieu of notice calculated in accordance with note (2) above.
(4) If Mr. Gale's employment is terminated without cause in connection with a change of control, Mr. Gale would be entitled to twelve months notice of termination or payment in lieu of notice. Mr. Gale would be entitled to his base salary for the period, plus contractual benefits being car allowance, pension contributions and medical premiums to the termination date ($392,290).
(5) If Mr. Gale's employment is terminated without cause, 639 performance shares granted as his 2011 Annual Bonus Deferral would accelerate.
(6) RSUs and equivalent share interests include performance shares, restricted stock units and modified restricted stock units. Acceleration of RSUs and other share equivalent interests is at the discretion of the Compensation Committee. For illustrative purposes, the table is based on all of Mr. Gale's 65,842 RSUs and other share equivalent share interests vesting.
(7) Some of Mr. Gale's unvested stock options require both a change of control and termination of employment to trigger acceleration. The table assumes that vesting accelerates for all of these stock options.

COMPENSATION OF NON-EXECUTIVE DIRECTORS
We use a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on our Board. We reimburse our Directors for out-of-pocket expenses related to attending meetings of our Board and committees, and travel to the U.K. on Virgin Media business. Our Directors who are our employees do not receive additional compensation for their service as members of our Board.
Overview of Compensation Arrangements
Our U.S-based non-executive Directors are paid an annual retainer of $100,000 and our U.K.-based non-executive Directors are paid an annual retainer of £75,000. Our Chairman is paid an annual retainer of $500,000. Additionally, our committee chairs are paid $25,000 per annum, and our non-chair committee members are paid $10,000 per annum, for their service on each of our Audit, Compensation, Nominating and Governance, and Business Operations and Technology Committees; our non-executive Directors are paid a Board meeting fee of $1,000 for each meeting beyond five scheduled in-person meetings per year; and our non-executive Directors are paid $1,000 per day for each day spent in the U.K. on Virgin Media business (primarily operational reviews and site visits, since our Board and Board committees do not meet in the U.K.).
Sir Charles and Mr. Simmons each received additional payments, of $45,000 and $35,000 respectively, in respect of their service on a special sub-committee of the Board formed to find a successor to the CEO.
On June 12, 2012, each non-executive Director who was then in office was granted 40,000 stock options. These stock options have an exercise price of $23.24 per stock option and vest on June 12, 2013. The grant of stock options seeks to reward the non-executive Directors for the significant time and attention required of them in connection with their Board duties, to encourage them to remain on the Board and to provide them with appropriate incentives to increase the value of our Company to our stockholders.
Non-executive Directors are also able to participate in a deferred compensation plan under which they may defer the cash compensation to which they would otherwise be entitled into a deferred right to receive shares of our common stock in the form of phantom stock units. Interests in this plan are credited against the minimum equity shareholding requirement described below.

In 2012, we changed our stockholding requirement for non-executive Directors. The new policy requires our non-executive Directors (other than any Director appointed by Virgin Entertainment Investment Holdings Limited) to hold, over a four-year period, Qualifying Stock with a value equal to 3 times their annual cash retainer (excluding any additional amounts paid in respect of chairmanship of, or service on, any committees of the Board).
Qualifying Stock includes:

•	freely held shares; and

•
50% of the value of any vested stock options, provided that the intrinsic value of vested stock options will only be included insofar as it accounts for up to 50% of a non-executive Director’s minimum holding. Any intrinsic value in excess of 50% of the minimum holding will not be included as Qualifying Stock.

Stock that counts toward satisfaction of this policy includes stock held directly or indirectly by the covered non-executive Director, their spouse and/or children/step-children under 18 years of age and includes holdings under trusts or through other beneficial holdings.

Existing non-executive Directors have two years from December 7, 2012 (the date the new policy was approved by the Board) to achieve the minimum holding requirement. For newly appointed Directors, the minimum holding requirement must be achieved within four years of the date of the appointment.

 2012 DIRECTOR COMPENSATION TABLE
Director Summary Compensation Table
The table below summarizes the compensation paid to our non-executive Directors for the fiscal year ended December 31, 2012. It should be noted in reviewing the table below that the amounts included under the column heading “Option Awards” represent the grant date fair value of option awards, as computed in accordance with the FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in note 9 to our Consolidated Financial Statements included in Item 15 of our Original Form 10-K filed with the SEC on February 7, 2013. These amounts do not necessarily reflect the current market value of these awards.
Unless otherwise noted, all amounts in this table paid in pounds sterling have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media Inc. in its audited financial statements. As of April 19, 2013, the noon buying rate for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York was $1.5254 per £1.00.

Name(1) (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation(2) ($) (g)	Total ($) (h)
Charles L. Allen	201,898	-	433,716	-	-	-	635,613
James A. Chiddix	135,000	-	433,716	-	-	100,000	668,716
Andrew J. Cole	122,000	-	433,716	-	-	-	555,716
William R. Huff	108,194	-	433,716	-	-	15,830	557,740
Gordon D. McCallum	118,898	-	433,716	-	-	-	552,613
James F. Mooney	500,000	-	433,716	-	-	52,622	986,338
John N. Rigsby	127,000	-	433,716	-	-	11,049	571,765
Steven J. Simmons	167,597	-	433,716	-	-	-	601,313
Doreen Toben	126,000	-	433,716	-	-	12,637	572,353
George R. Zoffinger	149,500	-	433,716	-	-	-	583,216
(1) Messrs. Berkett and O'Hare are not included in the table as they are our employees for the reportable period and therefore received no separate compensation for their service as Directors. The compensation received by Messrs. Berkett and O'Hare is shown under the “2012 Summary Compensation Table” in this Form 10-K/A.

(2) Mr. Chiddix's All Other Compensation for the fiscal year 2012 consisted of $100,000 in fees received with respect to consultancy services he provided to the Company. Mr. Huff's All Other Compensation for the fiscal year 2012 included certain perquisites and personal benefits totaling $15,830. These perquisites and personal benefits were in connection with an off-site Board meeting held in March 2012. Mr. Mooney's All Other Compensation for the fiscal year 2012 included certain perquisites and personal benefits totaling $51,388. These perquisites and personal benefits consisted of: $40,570 in medical insurance for Mr. Mooney and his family (as invoiced by the insurer) and the following items, none of which exceeded $10,000: life insurance premiums paid by the Company insuring the lives of Mr. Mooney's dependents, vision and dental insurance for Mr. Mooney and his family, drug card benefits, certain perquisites in connection with an off-site Board meeting held in March 2012 and the supply of an internet service to Mr. Mooney's home. Mr. Rigsby's All Other Compensation for the fiscal year 2012 included certain perquisites and personal benefits totaling $11,049. These perquisites and personal benefits were in connection with an off-site Board meeting held in March 2012. Ms. Toben's All Other Compensation for the fiscal year 2012 included certain perquisites and personal benefits totaling $12,637. These perquisites and personal benefits were in connection with an off-site Board meeting held in March 2012. The value of all perquisites and personal benefits for each of the other non-executive Directors was less than $10,000 in 2012.

Director Equity Holdings
As of December 31, 2012, each non-executive Director had the following equity holdings:

Name	Number of Securities Underlying Options (#)	Grant Date	Expiration Date	Exercise Price ($)	Grant Date Fair Value ($)	Shares of Common Stock (#)	Phantom Stock Units Pursuant to Deferred Compensation Plan
Charles L. Allen	62,500	06/09/2010	06/08/2020	15.93	-	109,417	-
	40,000	10/04/2011	10/03/2021	23.14	-	-	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
James A. Chiddix	40,000	10/04/2011	10/03/2021	23.14	-	3,200	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
Andrew J. Cole	62,500	06/09/2010	06/08/2020	15.93	-	4,205	-
	40,000	10/04/2011	10/03/2021	23.14	-	-	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
William R. Huff	40,000	06/12/2012	06/11/2022	23.24	-	3,500	-
Gordon D. McCallum (1)	31,250	09/14/2007	09/13/2017	29.06	-	-	-
	125,000	09/14/2007	09/13/2017	29.06	-	-	-
	62,500	06/10/2009	06/09/2019	8.67	-	-	-
	14,725	06/15/2009	06/14/2019	8.60	-	-	-
	62,500	06/09/2010	06/08/2020	15.93	-	-	-
	40,000	10/04/2011	10/03/2021	23.14	-	-	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
James F. Mooney	27,226	01/04/2011	01/03/2021	26.79	-	143,674	-
	40,000	10/04/2011	10/03/2021	23.14	-	-	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
John N. Rigsby	25,000	06/10/2009	06/09/2019	8.67	-	28,419	6,121
	62,500	06/09/2010	06/08/2020	15.93	-	-	-
	40,000	10/04/2011	10/03/2021	23.14	-	-	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
Steven J. Simmons	40,000	06/12/2012	06/11/2022	23.24	-	131,446	-
Doreen A. Toben	17,500	06/09/2010	06/08/2020	15.93	-	19,590	1,935
	40,000	10/04/2011	10/03/2021	23.14	-	-	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
George R. Zoffinger	187,500	03/16/2006	03/15/2016	29.06	-	21,000	-
	62,500	06/10/2009	06/09/2019	8.67	-	-	-
	14,725	06/15/2009	06/14/2019	8.60	-	-	-
	62,500	06/09/2010	06/08/2020	15.93	-	-	-
	40,000	10/04/2011	10/03/2021	23.14	-	-	-
	40,000	06/12/2012	06/11/2022	23.24	-	-	-
(1)Held in trust for the benefit of Virgin Entertainment Investment Holdings Limited.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES OWNERSHIP
The following table sets forth, as of April 23, 2013 except as otherwise indicated in the footnotes to the table, information regarding the beneficial ownership of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our present Directors;

•	each of our named executive officers; and

•	all of our present Directors and executive officers as a group.
Except as otherwise indicated, the person or entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent that power may be shared with a spouse. Unless otherwise indicated, the address for each individual listed below is 65 Bleecker Street, 6th Floor, New York, NY 10012.

		Amount and Nature of Beneficial Ownership
Name		Common Stock (#)	Depositary Interest Shares (#)	Vested JSOP Beneficial Interests(#)(5)	Vested Options (#)(6)	Vested RSUs (#)(7)	Vested Performance Shares (#)(7)	Total (#)	Amount Beneficially Owned(1)
5% Stockholders
Capital World Investors	(2)	22,009,000	-	-	-	-	-	22,009,000	8.1%
Manning & Napier Advisers, LLC	(3)	17,425,663	-	-	-	-	-	17,425,663	6.4%
Coatue Management, LLC	(4)	16,109,508	-	-	-	-	-	16,109,508	6.0%
Present Directors
Charles L. Allen		109,714	-	-	142,500	-	-	252,214	Under 1%
Neil A. Berkett	(8)	186,658	-	37,594	1,838,306	65,620	4,675	2,132,853	Under 1%
James A. Chiddix		3,200	-	-	80,000	-	-	83,200	Under 1%
Andrew J. Cole		4,205	-	-	142,500	-	-	146,705	Under 1%
William R. Huff	(9)	3,500	-	-	40,000	-	-	43,500	Under 1%
Gordon D. McCallum	(10)	-	-	-	375,975	-	-	375,975	Under 1%
James F. Mooney		143,674	-	-	107,226	-	-	250,900	Under 1%
Eamonn O'Hare		189,105	-	12,280	327,830	58,502	3,054	590,771	Under 1%
John N. Rigsby		28,419	-	-	167,500	-	-	195,919	Under 1%
Steve J. Simmons	(11)	131,446	-	-	40,000	-	-	171,446	Under 1%
Doreen A. Toben		19,590	-	-	97,500	-	-	117,090	Under 1%
George R. Zoffinger		21,000	-	-	407,225	-	-	425,225	Under 1%
Present Executive Officers
Andrew M. Barron	(12)	56,144	1,426	10,024	471,973	52,339	2,010	593,916	Under 1%
Paul Buttery		35,249	100	-	185,531	32,832	2,191	255,903	Under 1%
Robert C. Gale		36,665	-	-	124,093	12,698	639	174,095	Under 1%
All Present Directors and Executive Officers as a Group (15 persons)		968,569	1,526	59,898	4,548,159	221,991	12,569	5,812,712
(1) Applicable percentage of beneficial ownership is based on 270,503,808 shares of common stock outstanding as of April 23, 2013.

(2) The information concerning Capital World Investors, or CWI, is based solely on a Form SC13G/A filed with the SEC on March 8, 2013. The address of CWI is 333 South Hope Street, Los Angeles, CA 90071

(3) The information concerning Manning and Napier Advisers, LLC, is based solely on a Form SC13G filed with the SEC on January 23, 2013. Their address is 290 Woodcliff Drive, Fairport, New York, NY, 14450.

(4) The information concerning Coatue Management, LLC, is based solely on a Form SC13G/A filed with the SEC on February 13, 2013. Their address is 9 West 57th Street, New York, NY, 10019.

(5) Comprises option equivalent shares owned jointly with Willmington Savings Fund Society, FSB, the JSOP grantor trustee, that are exercisable within 60 days from the date hereof.

(6) Comprises options to purchase shares of common stock that are exercisable currently or within 60 days of the date hereof.

(7) Comprises vested restricted stock units and performance share awards that are exercisable within 60 days of the date hereof.

(8) Shares of common stock: indirect ownership (held by Neil Berkett Family Trust).

(9) Shares of common stock: indirect ownership (held by 2010 Huff Asset Partners, LLC).

(10) Stock options held in trust for the benefit of Virgin Entertainment Investment Holdings Limited.

(11) Shares of common stock: 110,321 direct ownership; 21,125 indirect ownership (held by Simmons Family Foundation).

(12) Depositary interest shares: 709 direct ownership; 717 indirect ownership (spousal)

As mentioned above, on February 5, 2013, the Company entered into the merger agreement pursuant to which, subject to stockholder approvals and certain other conditions, Liberty Global will acquire Virgin Media in a stock and cash merger. Under the terms of the merger agreement, Virgin Media stockholders will receive $17.50 in cash, 0.2582 Liberty Global Series A shares and 0.1928 Liberty Global Series C shares for each Virgin Media share that they hold. The merger agreement is subject to conditions, including the requirement that the stockholders of the Company must adopt the merger agreement at a special meeting. Each of the Directors and executive officers of the Company advised the Company that, as of March 7, 2013, he or she expected to vote his or her shares, or cause his or her shares to be voted, in favor of the proposal to adopt the merger agreement, although none of them has entered into any agreement obligating them to do so.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets out, as of December 31, 2012, information in respect of our equity compensation plans and any individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees. The following table excludes 753,756 shares that have been issued under the JSOP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (c)
Equity compensation plans approved by security holders:
Stock Incentive Plans(1)	-	-	16,528,520
Stock Options	9,916,776	18.56	-
RSUs and performance shares	3,796,901	-	-
Sharesave Plan Options(2)	1,592,102	18.56	6,021,988
Equity compensation plans not approved by security holders:	-	-	-
Total	15,305,779	18.56	22,550,508
(1)  Represents shares of common stock issuable pursuant to stock options, restricted stock units and performance share awards under:
        (i) the Amended and Restated NTL 2004 Stock Incentive Plan;
        (ii) the Telewest Global, Inc. 2004 Stock Incentive Plan; and
        (iii) the Virgin Media Inc. 2010 Stock Incentive Plan
New grants are no longer issued under (i) and (ii) above

(2) Represents shares of common stock issuable pursuant to the Virgin Media Sharesave Plan:
        (i) 2009 Grant: exercise price = £5.83 per option
        (ii) 2010 Grant: exercise price = £11.10 per option
        (iii) 2011 Grant: exercise price = £12.34 per option

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
We review relationships and transactions in which we and our significant stockholders, Directors and executive officers or their immediate family members or certain of their affiliates are participants. Specifically, our related party transaction policy, which is in writing, requires the Audit Committee to review and, if appropriate, to approve or ratify any such transactions. Pursuant to the policy, the Audit Committee will review any transaction or series of transactions in which we are or will be a participant and the amount involved exceeds $120,000 in one fiscal year, and in which any of our Directors or executive officers or a nominee for Director, or any person who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock, or any immediate family member of any of the foregoing persons, or any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in which such person has a 10% or greater beneficial ownership interest, had, has or will have a direct or indirect material interest, excluding certain exempt transactions. After its review, the Audit Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in good faith.
Transactions with Related Persons
We have engaged in the following transactions with related persons in 2012 involving amounts in excess of $120,000. We disclose these transactions whether or not our Directors, executive officers or other relevant individuals have a direct or indirect material interest in the transaction. The revenue and expense figures below are net of VAT, and have been translated into U.S. dollars at a rate of $1.5853 per £1.00, which is the average exchange rate for the year ended December 31, 2012 used by the Company in its audited financial statements.
Virgin Group Companies
Virgin Enterprises Limited ("VEL") had the right, pursuant to the trademark license agreement described below, to propose a candidate to our Nominating and Governance Committee to fill a single seat on our board. VEL proposed Mr. McCallum who has served on our Board since September 2006. Mr. McCallum is the chief executive officer of Virgin Management Limited, Virgin Group's U.K.-based management services company. We have entered into a number of ordinary course transactions with various Virgin Group companies. The transactions with Virgin Group companies described below are those involving amounts in excess of $120,000.
 Trademark License Agreement with Virgin Enterprises Limited
On April 3, 2006, we entered into a trademark license agreement with VEL under which we are entitled to use the Virgin Media name and to use certain Virgin trademarks within the United Kingdom, Ireland and Luxembourg. The license entitles us to use the “Virgin” name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set-top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (or $13.5 million). This agreement has a 30-year term. It can be terminated by us after 10 years on one year's notice, and is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) upon a change of control. We incurred royalties owed to VEL of £8.5 million (or $13.5 million) in 2012.
On December 16, 2009, we entered into a trademark license agreement with VEL, with effect from February 11, 2010, to use the “Virgin” name for our ntl:Telewest Business division, which was rebranded “Virgin Media Business”. The agreement provides for an annual royalty of 0.25% of revenue from our business division, subject to a minimum annual royalty of £1.5 million (or $2.4 million). We incurred royalties owed to VEL of £1.7 million (or $2.7 million) in 2012 in respect of our business division.
Service Agreement with Virgin Group Investments Limited
We also have an agreement with Virgin Group Investments Limited, Sir Richard Branson's employer, and Virgin Management Limited, relating to personal public appearances by Sir Richard Branson to promote us and our services. We are obligated to pay an annual fee of £100,000 (or $158,530) under this agreement.

Other Ordinary Course Agreements with Virgin Group companies
We have entered into a number of agreements with Virgin Group companies in the ordinary course of business. These include telecommunications services agreements with Virgin Atlantic Airways and Virgin Holidays. We had aggregate revenues of approximately £875,000 (or $1.4 million) in 2012 under these agreements.
Sales Promotions with Virgin Games
In 2006, we entered into promotional arrangements whereby the products and services of Virgin Games, a division of Virgin.com Limited, are promoted on our internet portal at www.virginmedia.com. We received payments of approximately £116,829 (or $185,209) from Virgin Games in 2012 in connection with our commercial partnership and promotional arrangements.
 Advertising with Virgin Atlantic Airways
In 2012, we advertised our products on the in-flight entertainment platform of Virgin Atlantic Airways, incurring expenses of approximately £162,000 (or $256,819).
Virgin Insight Services
In 2008, we entered into an agreement with Virgin Insight Limited, an organization that was set up by Virgin Management Limited to facilitate closer, mutually-beneficial collaboration between participating Virgin Group companies through the identification of cross-group marketing opportunities based on the customer bases of the participating brands, whereby we would provide an annual contribution of £100,000 (or $158,530) and in-kind services (data processing and analytical support). In 2011, Virgin Insight Limited expanded its customer base to non-Virgin companies (which do not compete with any of the Virgin Group companies) and we amended our arrangements by reducing our annual contribution to £48,000 (or $76,094) for 2012 onwards. We agreed to continue to provide in-kind services. In 2012, we incurred expenses (both cash and in-kind services) of £250,000 (or $396,325), in connection with this agreement, of which £150,000 (or $237,795) was incurred through in-kind services.
Business Travel and Virgin Atlantic Airways
From time to time in the ordinary course of business, our employees make travel arrangements with Virgin Atlantic Airways when flying for business reasons and our travel department encourages this due to the discounts made available by Virgin Atlantic Airways. In 2012, we incurred travel expenses of approximately £213,865 (or $339,040) in connection with these arrangements.
 Virgin Vouchers
From time to time, and in the ordinary course of business, we offer sales and marketing promotions to customers and offer internal staff awards and promotions for which vouchers in respect of various Virgin Group companies are provided. In 2012, we incurred expenses of £89,916 (or $142,544) to Acorne plc, a voucher distributions company, in respect of vouchers for various Virgin Group companies.
Mobile Phone Insurance Agreement with Asurion
In February 2012 we entered into a new agreement with a subsidiary of Asurion Corporation, referred to here as Asurion, of which Mr. Cole is an executive officer, whereby Asurion's mobile insurance products will be included in all our mobile contract handset tariffs as a bundled offering. Asurion continues to provide on an optional basis un-bundled mobile handset insurance and we receive payments from Asurion on customers entering into and renewing insurance contracts with Asurion. In 2012, we received revenues of approximately £1.1 million (or $1.7 million) and incurred expenses of approximately £760,000 million (or $1.2 million) under a previous agreement whereby we promoted Asurion as a preferred supplier for the insurance of mobile telephone handsets to customers entering into mobile telephony contracts with us.
It is expected that the transactions with related persons described above will be ongoing throughout 2013.

DIRECTOR INDEPENDENCE
Our Board currently consists of 12 members. In evaluating the independence of our Directors, the Board uses the independence criteria set forth in the NASDAQ Global Select Market listing standards currently applicable to us. The Board annually surveys each of our Directors and reviews all relevant business relationships and conflicts of interest any Director or nominee for Director may have with the Company, including relationships described above under "Transactions with Related Persons".
As a result of this review, the Board has determined that each of Sir Charles Allen, Messrs. Chiddix, Cole, Rigsby, Simmons and Zoffinger and Ms. Toben is independent under applicable SEC rules and the NASDAQ Global Select Market listing standards.
In evaluating and determining the independence of the non-management Directors, the Board considered the relationships described under “Transactions with Related Persons”, as well as other relevant relationships, and focused its attention on the following relationships in particular:

•
Sir Charles Allen is an executive officer of a supplier to the Company. The Board determined that Sir Charles's independence is not impaired as the amount under the supplier contract with the Company is not material under the applicable independence standards. Additionally, Sir Charles is a non-executive director or non-executive chairman of other companies with which we have business relationships. The Board has determined that none of those relationships are material;

•
At the request of the Board, Mr. Chiddix provides consulting services to the Company. The Board determined him to be independent as he is not an executive officer or controlling stockholder of the Company and the payment to him as a consultant is below $120,000 and not material. Additionally, Mr. Chiddix has been a non-executive vice chairman and director of other companies with which we have business relationships. The Board has determined that none of those relationships are material; and

•
Mr. Cole is an executive officer of a supplier to the Company. However the Board determined that Mr. Cole's independence is not impaired under the applicable independence standards and Mr. Cole does not have a direct or indirect material interest in this contract.

All members of the Audit Committee are independent within the meaning of the NASDAQ Global Select Market listing standards and Rule 10A-3(6)(1) of the Exchange Act. In addition, all members of the Compensation Committee and the Nominating and Governance Committee are independent within the meaning of the relevant NASDAQ Global Select Market listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT AND NON-AUDIT FEES
Ernst & Young are our principal accountants. The table below provides an analysis of the fees billed to us by Ernst & Young in each of the years ended December 31, 2012 and December 31, 2011 (in millions). All of the services listed in the table below were pre-approved by the Audit Committee.
All amounts in this table that originated in pounds sterling in respect of the year ended December 31, 2012 have been translated into U.S. dollars at a rate of $1.5853 per £1.00 which is the average exchange rate for the year ended December 31, 2012 used by Virgin Media Inc. in its audited financial statements and in respect of the year ended December 31, 2011 have been translated into U.S. dollars at a rate of $1.6044 per £1.00.

	Year ended December 31
	2011 ($m)	2012 ($m)
Audit Fees	4.4	4.1
Audit-Related Fees	0.1	-
Tax Fees	0.1	0.4
All Other Fees	-	0.2
Total	4.6	4.7
AUDIT FEES
Audit Fees represent the aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young for:

•	the audit of the annual financial statements contained within our Original Form 10-K;

•	the audit of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002;

•	the quarterly review of financial statements included in our Forms 10-Q;

•	the audit of the annual financial statements of VMIH and VMIL, included in our Original Form 10-K;

•	the quarterly review of the financial statements of VMIH and VMIL included in our Forms 10-Q; and

•	the statutory audits of the financial statements of our affiliates and subsidiaries as required under the U.K. Companies Act of 2006.
AUDIT-RELATED FEES
Audit-Related Fees represent the aggregate fees billed for assurance and related services by Ernst & Young that are reasonably related to the above listed services. Audit-related services may include advisory services in respect of various corporate transactions, certification of the amount of certain mobile telephony revenues for contract compliance purposes and the audit of our pension schemes.
TAX FEES
Tax Fees represent the aggregate fees incurred in each of the last two fiscal years for professional services provided by Ernst & Young in connection with tax compliance, tax advice and tax planning. Tax services included advice regarding the preparation and filing of our U.S. tax returns, advice on various employee tax matters and advising on various corporate tax issues relating to a number of corporate transactions.
ALL OTHER FEES
Other Fees represent the aggregate fees incurred in the year ended December 31, 2012 for professional services provided by Ernst & Young in connection with the validation of rateable amounts payable to the U.K. authorities on certain of our infrastructure assets. Ernst & Young did not provide any other products or services during the year ended December 31, 2011, so no other fees were incurred.

Policy on Audit Committee's Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee has a policy governing the pre-approval of audit and non-audit services provided to us by our independent registered public accounting firm. This policy is summarized below.
Annually, the Audit Committee will agree on the scope and terms, including the fees, of the services to be provided by the auditors as part of the recurring annual audit of the Company (the "Annual Audit Services").
The services provided as part of the Annual Audit Services include:

•	the audit of the Company's consolidated financial statements and its internal control over financial reporting;

•	the audit of the separate financial statements of:

◦	VMIH and its subsidiaries;

◦	VMIL and its subsidiaries;

◦	Virgin Media Finance plc; and

◦	Any other subsidiaries or affiliates which may require an audit in relation to securities issued or to be issued, including, if required,

-	audit of their internal control over financial reporting;

-	review of interim unaudited financial statements of the Company;

-
the separate review of the interim unaudited financial statements of VMIH and VMIL and any other subsidiaries or affiliates which may require review in relation to securities issued or to be issued; and

-	the statutory audit of the financial statements of the Company's subsidiaries and affiliates.
Annually, the Audit Committee will pre-approve the provision of additional audit services such as:

•	correspondence with regulatory agencies;

•	consents to registration statements;

•	comfort letters; and

•	other financial reports required by regulatory bodies.
Quarterly, the Audit Committee will pre-approve, on an engagement specific basis, the Audit-related services, Tax services and Other services to be provided in accordance with the pre-approval policy, plus any additional categories of additional audit services not included in the annual pre-approval. These additional services are those expected to commence during the following three months.
Each request for pre-approval of permitted services will be accompanied by an estimate of the related fee although such fee estimate will not represent the maximum fee that may be incurred, unless the Audit Committee expressly requests that a limit be imposed in respect of a specific service.
Between meetings, the Chairman of the Audit Committee has delegated authority to pre-approve services on an ad hoc basis to meet specific needs with estimated fees of up to £100,000 per engagement. The Chairman will report any such services approved in this manner to the next meeting.
The Audit Committee will be informed routinely as to the audit and non-audit services actually provided by the auditors pursuant to this policy, including details of the fees billed for such services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1)    Financial Statements - See list of Financial Statements on page F-1 of the Original Form 10-K.

(2)	Financial Statement Schedules - See list of financial Statement Schedules on page F-1 of the Original Form 10-K.

(3)	Exhibits - See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2013	Virgin Media Inc.

By: /s/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: April 24, 2013	By: /s/ Eamonn O'Hare
Eamonn O'Hare
Chief Financial Officer

Date: April 24, 2013	Virgin Media Investment Holdings Limited

By: /s/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: April 24, 2013	By: /s/ Eamonn O'Hare
Eamonn O'Hare
Chief Financial Officer

Date: April 24, 2013	Virgin Media Investments Limited

By: /s/ Neil A. Berkett
Neil A. Berkett
Chief Executive Officer

Date: April 24, 2013	By: /s/ Eamonn O'Hare
Eamonn O'Hare
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
3.1
Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2*	Restated by-laws of Virgin Media Inc.
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

4.42
Share Pledge Agreement dated January 19, 2010 and made between Virgin Media Investments Limited, Future Entertainment S.à.r.l. and Deutsche Bank AG, London Branch (Incorporated by reference to Exhibit 4.47 to Amendment No. 1 on Form S-4/A to the Registration Statement of Virgin Media Inc., as filed with the Securities and Exchange Commission on June 30, 2010).

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
10.43
Description of the 2013-2015 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.43 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

10.44
Form of Restricted Stock Unit Agreement used for grants made under the Virgin Media Inc. 2013-2015 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.44 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

10.45
Form of Non-qualified Stock Option Notice used for grants made under the Virgin Media Inc. 2013-2015 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.45 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

10.46
Form of Performance Share Agreement used for grants made under the Virgin Media Inc. 2013-2014 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.46 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

10.47
Description of the Virgin Media Inc. 2013 Bonus Scheme. (Incorporated by reference to Exhibit 10.47 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

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

10.58
Amendment Letter, date as of January 29, 2013, relating to the Service Agreement, dated as of July 10, 2009 between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.58 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

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

10.67
Trade Mark License, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.68
Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark License between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).

10.69
Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark License between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).

10.70
Trade Mark License between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (Incorporated by reference to Exhibit 10.83 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2010).

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

12.1
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

14.1
Code of Ethics for the registrant and the additional registrants. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 22, 2011).

21.1
List of subsidiaries of the registrant. (Incorporated by reference to Exhibit 21.1 to the Annual Report on the Original Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

23.1
Consent of Ernst & Young LLP for Virgin Media Inc. (Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K/A Amendment No. 1 of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

23.2
Consent of Ernst & Young LLP for Virgin Media Investment Holdings Limited. (Incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K/A Amendment No. 1 of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

23.3
Consent of Ernst & Young LLP for Virgin Media Investments Limited. (Incorporated by reference to Exhibit 23.3 to the Annual Report on Form 10-K/A Amendment No. 1 of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).
†101.SCH
XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

†101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

†101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

†101.LAB
XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

†101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

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