Form 10-Q
period 2013-03-31
VIRGIN MEDIA INC.; VIRGIN MEDIA INVESTMENT HOLDINGS LTD; Virgin Media Investments Ltd
filed 2013-05-03
CIK 1270400, 1322791, 1481423

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q
 ________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50886
 ________________________
VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)
VIRGIN MEDIA INVESTMENTS LIMITED
(Additional Registrant)
 ________________________

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2013, there were 270,797,562 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.
The Additional Registrants meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this report with the reduced disclosure format. See “Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited” in this Form 10-Q.

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED March 31, 2013

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
These and other factors are discussed in more detail under “Risk Factors” in our annual report filed with the SEC on Form 10-K on February 7, 2013. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

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
Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited
VMIH is a wholly owned subsidiary of Virgin Media Finance PLC, or VMF, and a wholly owned indirect subsidiary of Virgin Media. VMIL is a wholly owned subsidiary of VMIH. VMIH and VMIL are senior subordinated guarantors of the unsecured senior notes issued by VMF. As VMIH and VMIL's guarantees are not deemed to be unconditional, separate financial statements for each of VMIH and VMIL have been included in this Form 10-Q pursuant to the rules and regulations of the SEC. VMIH and VMIL are also guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC, or VMSF. VMIH is the principal borrower under Virgin Media's senior credit facility.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£318.6	£206.3
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £10.5 (2013) and £9.0 (2012)	428.0	443.8
Derivative financial instruments	7.3	6.1
Prepaid expenses and other current assets	101.5	103.2
Deferred income taxes	57.8	58.1
Total current assets	915.1	819.4
Fixed assets, net	4,485.3	4,512.2
Goodwill and other indefinite-lived assets	2,017.5	2,017.5
Derivative financial instruments	655.9	461.6
Deferred financing costs, net of accumulated amortization of £54.3 (2013) and £50.6 (2012)	58.7	61.5
Deferred income taxes	2,622.9	2,641.7
Other assets	51.0	51.2
Total assets	10,806.4	10,565.1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	292.9	349.3
Accrued expenses and other current liabilities	338.4	319.6
Derivative financial instruments	7.1	8.1
VAT and employee taxes payable	98.4	85.5
Interest payable	94.7	67.7
Deferred revenue	294.0	316.7
Current portion of long term debt	81.6	77.1
Total current liabilities	1,207.1	1,224.0
Long term debt, net of current portion	6,029.3	5,852.0
Derivative financial instruments	44.2	101.9
Deferred revenue and other long term liabilities	174.1	168.8
Total liabilities	7,454.7	7,346.7
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.01 par value; authorized 1,000.0 (2013 and 2012) shares; issued and outstanding 270.5 (2013) and 269.3 (2012) shares	1.5	1.4
Additional paid-in capital	3,677.2	3,658.9
Accumulated other comprehensive loss	(20.9)	(5.8)
Accumulated deficit	(306.1)	(436.1)
Total shareholders’ equity	3,351.7	3,218.4
Total liabilities and shareholders’ equity	£10,806.4	£10,565.1
See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2013	2012
Revenue	£1,042.5	£1,006.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	427.4	416.9
Selling, general and administrative expenses	216.6	212.8
Restructuring and other charges	0.4	5.4
Depreciation	248.3	240.2
	892.7	875.3
Operating income	149.8	130.9
Other income (expense)
Interest expense	(89.7)	(105.6)
Loss on extinguishment of debt	—	(58.6)
Gain on derivative instruments	103.6	44.5
Foreign currency losses	(2.2)	(4.4)
Interest income and other, net	0.1	0.3
Income before income taxes	161.6	7.1
Income tax expense	(22.7)	(0.1)
Net income	138.9	7.0
Net income per share amounts
Basic earnings per share	£0.51	£0.02
Diluted earnings per share	£0.46	£0.02
Dividends per share (in U.S. dollars)	$0.04	$0.04
Total comprehensive income	£123.8	£11.9
See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	£138.9	£7.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248.3	240.2
Non-cash interest	38.1	17.9
Share-based compensation	7.5	7.6
Loss on extinguishment of debt, net of prepayment premiums	—	10.5
Unrealized gains on derivative instruments	(104.9)	(46.5)
Foreign currency losses (gains)	0.5	(0.7)
Income taxes	22.7	1.4
Changes in operating assets and liabilities	(45.1)	(25.3)
Net cash provided by operating activities	306.0	212.1
Investing activities:
Purchase of fixed and intangible assets	(174.4)	(184.1)
Proceeds from sale of fixed assets	1.5	0.9
Acquisitions, net of cash acquired	—	(0.6)
Disposal of equity investments, net	—	(2.5)
Net cash used in investing activities	(172.9)	(186.3)
Financing activities:
New borrowings, net of financing fees	—	315.9
Repurchase of common stock	—	(157.3)
Proceeds from employee stock option exercises, net of taxes reimbursed	9.6	(2.1)
Principal payments on long term debt	(1.5)	(314.1)
Principal payments on capital leases	(22.6)	(21.3)
Proceeds from settlement of cross-currency interest rate swaps	—	2.3
Dividends paid	(7.1)	(7.0)
Net cash used in financing activities	(21.6)	(183.6)
Effect of exchange rate changes on cash and cash equivalents	0.8	(1.5)
Increase (decrease) in cash and cash equivalents	112.3	(159.3)
Cash and cash equivalents, beginning of period	206.3	300.4
Cash and cash equivalents, end of period	£318.6	£141.1
Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	£53.2	£90.9
Income taxes paid	£—	£—
See accompanying notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on February 7, 2013, and which we refer to herein as the 2012 Annual Report.
Proposed merger with Liberty Global, Inc.
On February 5, 2013, we entered in to an Agreement and Plan of Merger, or Merger Agreement, with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly owned subsidiaries, or the Merger Subsidiaries. As the merger has not yet been consummated, we have not modified our accounting to consider the potential effects on certain arrangements that may arise upon consummation, including those relating to long term debt, derivative financial instruments and stock based compensation plans.
For more information on the proposed merger, see Note 3 - Proposed Merger with Liberty Global, Inc.
Adjustment of December 31, 2012 Balance Sheet
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, we discovered that the reported amount of our deferred income tax assets as of December 31, 2012 and the reported income tax benefit for the year ended December 31, 2012 were understated by £60.8 million. This understatement was principally caused by an error in the calculation of our deferred tax assets relating to arrangements that we account for as capital leases.
Following the provisions of Staff Accounting Bulletin No. 99, including an analysis of quantitative and qualitative factors, we determined that the understatement was not material to the consolidated financial statements as of and for the year ended December 31, 2012. However, if the adjustments to correct the understatement of our deferred income tax assets had been recorded in the three months ended March 31, 2013, we believe the impact would have been significant to that period. Therefore, following the provisions of Staff Accounting Bulletin No. 108, we have determined that it is appropriate to correct the error to the consolidated financial statements as of and for the year ended December 31, 2012 by correcting the previously issued financial statements in the financial statements as of and for the year ending December 31, 2013, beginning with the condensed consolidated financial statements for the three months ended March 31, 2013.
The December 31, 2012 condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q reflect the correction of this understatement by increasing the previously reported amounts of our total deferred tax assets, total assets and total shareholders' equity by £60.8 million and by decreasing the previously reported amount of accumulated deficit by £60.8 million. Prior to the fourth quarter of 2012, we maintained a full valuation allowance on our deferred income tax assets. If we had not understated our deferred income tax assets in periods prior to the fourth quarter of 2012, we would have increased the valuation allowance on those deferred income tax assets by a corresponding amount, resulting in no net impact on the consolidated balance sheets or statements of comprehensive income. Therefore, there will be no changes to the 2012 statements of comprehensive income for periods prior to the fourth quarter of 2012 until we produce our financial statements for the year ending December 31, 2013, at which time we will increase the income tax benefit, income from continuing operations, net income and comprehensive income for the year ended December 31, 2012 by £60.8 million. In addition, basic and diluted earnings per share for the year ended December 31, 2012 will be increased by £0.22 per share and £0.18 per share, respectively. The correction will have no impact on the total cash flows from operating, investing or financing activities previously reported in Virgin Media's consolidated statement of cash flows for the year ended December 31, 2012.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 2—Recent Accounting Guidance
On January 1, 2013, we adopted the FASB's new guidance regarding the presentation of amounts reclassified from other comprehensive income to net income in the notes to the financial statements. This guidance did not have a material impact on our financial statements.
On January 1, 2013, we adopted the FASB's new guidance regarding the presentation of certain derivatives that are either offset or subject to an enforceable master netting arrangement. This guidance did not have a material impact on our financial statements.

Note 3—Proposed Merger with Liberty Global, Inc.
Merger agreement with Liberty Global, Inc.
On February 5, 2013, we entered into the Merger Agreement with Liberty Global and the Merger Subsidiaries. Under the terms of the Merger Agreement, we have agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and Virgin Media becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on NASDAQ, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K.
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
On April 15, 2013, the merger was granted unconditional European Union, or EU, regulatory approval to proceed. The consummation of the merger is still subject to the affirmative approval of our shareholders and those of Liberty Global, and other customary closing conditions. The shareholder meetings for Virgin Media and Liberty Global to consider and vote to approve the Merger Agreement and related transactions are currently scheduled to occur on June 4, 2013 and June 3, 2013, respectively. In addition, the Merger Agreement will terminate if, prior to the consummation of the merger, we enter into an acquisition agreement with respect to a superior proposal and pay an applicable termination fee of up to $470 million, or if the merger is not consummated on or prior to October 5, 2013, which is the eight month anniversary of the date of signature of the Merger Agreement, or January 5, 2014 if extended for certain reasons to the eleven month anniversary. The Merger Agreement also includes certain other events of termination and certain other termination fee and expense provisions.
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
We expect that Liberty Global will finance a portion of the merger consideration from its own cash reserves and by raising bank debt and accessing the capital markets, which, if the merger is consummated, will, together with debt

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3—Proposed Merger with Liberty Global, Inc. (continued)

raised to replace certain of our existing facilities, be assumed by us and result in an increase to our overall level of debt.

Financing implications of the merger on our existing debt
Consummation of the merger would represent a change of control event under the terms of the relevant indentures of all of the senior secured notes and senior notes issued by our wholly owned subsidiaries Virgin Media Secured Finance PLC, or VMSF, and Virgin Media Finance PLC, or VMF, and obligate us to offer the noteholders the right to put their notes back to us at 101% of the principal amount plus accrued interest. At the request of Liberty Global, on February 6, 2013, VMSF and VMF commenced consent solicitations in respect of some of these notes for the noteholders to preemptively waive this obligation and to seek consents to effect certain other proposed amendments in relation to the merger. Holders of our dollar-denominated 6.50% senior secured notes due 2018, sterling-denominated 7.00% senior secured notes due 2018, dollar-denominated 8.375% senior notes due 2019 and sterling-denominated 8.875% senior notes due 2019 granted consent to preemptively waive this obligation. Holders of our dollar-denominated 5.25% senior secured notes due 2021 and sterling-denominated 5.50% senior secured notes due 2021, collectively the 2021 Notes, did not grant consent to preemptively waive this obligation and therefore we will be required to make an offer to repurchase these notes within 30 days of the consummation of the merger.
We have not solicited consents in relation to our dollar-denominated 5.25% senior notes due 2022, our dollar-denominated 4.875% senior notes due 2022 and our sterling-denominated 5.125% senior notes due 2022, collectively the 2022 Notes, and will be required to make an offer to repurchase these notes within 30 days of the consummation of the merger.
On May 3, 2013, we launched to holders a notice of change of control and offer to purchase our 2021 and 2022
Notes, which will remain open until 11:59 p.m. New York City time on June 7, 2013, unless the offer is extended or terminated.
Upon consummation of the merger our convertible notes will have the right to convert and receive the same consideration that is received in the merger as the holders of our Common Stock.  We will also be required to offer the convertible note holders the right to put their notes at 100% of the principal amount plus accrued interest.

Note 4—Long Term Debt
If the trading price of our common stock exceeds 120% of the conversion price of our 6.50% convertible senior notes due 2016, or the Convertible Notes, for 20 out of the last 30 trading days of a calendar quarter, holders of the convertible notes may elect to convert their convertible notes during the following quarter. This condition was achieved in the three months ended March 31, 2013. If conversions of this nature occur, we may deliver cash, common stock, or a combination of both, at our election, to settle our obligations. We have classified this debt as long-term debt in the condensed consolidated balance sheet as of March 31, 2013 because we determined, in accordance with the Derivatives and Hedging Topic of the FASB ASC, that we have the ability to settle the obligations in equity in all circumstances, except in the case of a fundamental change (as defined in the indenture governing the convertible notes).

Long term debt repayments, excluding capital leases, as of March 31, 2013, were due as follows (in millions):

Year ending March 31:
2014	£—
2015	—
2016	750.0
2017	656.8
2018	1,532.5
Thereafter	2,886.2
Total debt payments	£5,825.5

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
The tables below present our assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy into which those measurements fall (in millions):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£—	£241.9	£—	£241.9
Conversion hedges	—	—	421.3	421.3
Total	£—	£241.9	£421.3	£663.2
Liabilities
Derivative financial instruments	£—	£51.3	£—	£51.3
Total	£—	£51.3	£—	£51.3

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£—	£165.3	£—	£165.3
Conversion hedges	—	—	302.4	302.4
Total	£—	£165.3	£302.4	£467.7
Liabilities
Derivative financial instruments	£—	£110.0	£—	£110.0
Total	£—	£110.0	£—	£110.0
Derivative financial instruments, excluding conversion hedges
As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments such as foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps. These contracts are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets and are adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 of the fair value hierarchy.
The fair values of our derivative financial instruments are disclosed in Note 6 - Derivative Financial Instruments and Hedging Activities.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 5—Fair Value Measurements (continued)

Conversion hedges
During 2010, we entered into capped call option transactions, or conversion hedges, relating to our convertible notes, with certain counterparties. The conversion hedges are intended to offset a portion of the dilutive effects that could potentially be associated with conversion of the convertible notes at maturity and provide us with the option to receive the number of shares of our common stock (or in certain circumstances cash) with a value equal to the excess of (a) the value owed by us (up to the cap price of $35.00 per share) to convertible notes investors pursuant to the terms of the notes on conversion of up to 90% of the notes over (b) the aggregate face amount of such converted notes upon maturity of the convertible notes. The conversion hedges also provide various mechanisms for settlement in our common stock and/or cash in certain circumstances, based primarily on the settlement method elected for the notes. These conversion hedges have an initial strike price of $19.22 per share of our stock, which is the conversion price provided under the terms of our convertible notes, and a cap price of $35.00 per share of our stock. We paid £205.4 million in respect of the conversion hedges during 2010. The cost of these transactions was not deductible for U.S. federal income tax purposes, and the proceeds, if any, received upon exercise of the options will not be taxable for U.S. federal income tax purposes.

The conversion hedges may only be exercised by us upon maturity of the convertible notes, except under a limited number of circumstances. As of March 31, 2013, the fair value of these instruments was estimated to be £421.3 million, using the Black-Scholes Merton valuation technique. The fair values of the conversion hedges are impacted by the price of our stock on the measurement date, the remaining duration of the options, the strike price ($19.22 per share) of the instrument, the expected volatility of our stock, the cap price ($35.00 per share) of the instrument, the dividend yield on our stock, exchange rates, and counterparty non-performance risk. The table below presents the estimated impact on the March 31, 2013 fair value of a hypothetical 20% increase and decrease in our stock price, holding all other inputs constant (in millions):

March 31, 2013
Estimated fair value of conversion hedges as reported	£421.3
Estimated fair value of conversion hedges assuming a 20% increase in our stock price	£433.1
Estimated fair value of conversion hedges assuming a 20% decrease in our stock price	£385.5
We have determined that the overall valuation of the conversion hedges falls within level 3 of the fair value hierarchy as the assumption for the expected volatility of our stock price over the term of the options is based on an unobservable input and is deemed to be significant to the determination of fair value. Other impacts are not significant or are observable. We utilized expected volatility assumptions of 21% and 33% in the valuation of each component of the conversion hedges as of March 31, 2013. An increase in this input in isolation would generally result in a lower value of the conversion hedges whilst a decrease in this input would result in a higher value of the conversion hedges. Non-performance risk is based on quoted credit default swaps for counterparties to the contracts. The inclusion of counterparty non-performance risk resulted in a decrease to the fair values of the conversion hedges of £18.1 million and £13.7 million as of March 31, 2013 and December 31, 2012, respectively.
The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Balance at December 31, 2012	£302.4
Unrealized gain included in gain on derivative instruments	97.3
Unrealized currency translation adjustment included in other comprehensive income	21.6
Balance at March 31, 2013	£421.3

Future changes in fair values of the conversion hedges will be reported as gains (losses) on derivative instruments in the condensed consolidated statements of comprehensive income.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 5—Fair Value Measurements (continued)

Long term debt
The carrying value of our senior credit facility approximates its fair value and is excluded from the table below. The fair values of our senior notes, convertible notes and senior secured notes in the table below are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within level 1 of the fair value hierarchy.
The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £61.6 million and £110.4 million, respectively, at March 31, 2013 and increases of £42.9 million and £109.1 million, respectively, at December 31, 2012, as a result of our application of fair value hedge accounting to these instruments.
The carrying amounts and fair values of our long term debt, excluding capital leases, were as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.50% U.S. dollar convertible senior notes due 2016	£582.6	£1,716.2	£544.0	£1,276.3
8.375% U.S. dollar senior notes due 2019	329.3	369.6	309.3	357.6
8.875% sterling senior notes due 2019	250.4	282.6	250.3	287.7
5.25% U.S. dollar senior notes due 2022	328.8	330.7	308.9	321.9
4.875% U.S. dollar senior notes due 2022	591.8	585.3	555.9	571.5
5.125% sterling senior notes due 2022	400.0	403.0	400.0	409.0
6.50% U.S. dollar senior secured notes due 2018	650.9	706.6	611.2	681.6
7.00% sterling senior secured notes due 2018	866.3	934.1	865.9	945.8
5.25% U.S. dollar senior secured notes due 2021	369.3	332.9	350.5	360.5
5.50% sterling senior secured notes due 2021	755.6	664.6	754.1	724.9

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
We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable and fixed rates of interest we pay on our U.K. pounds sterling denominated debt obligations. We have also entered into U.S. dollar forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.
Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, it is treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in net income in the condensed consolidated statements of comprehensive income. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative or trading purposes.
During the three months ended March 31, 2013 and 2012, we recognized gains of £107.7 million and £42.8 million on derivative instruments, respectively, relating to derivative instruments that were not designated or qualifying as a hedging instrument.

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
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to net income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in net income in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at March 31, 2013, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swaps for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. On January 1, 2013 we adopted the FASB's new guidance regarding the presentation of certain derivatives that are either offset or subject to an enforceable master netting arrangement. We do not have material arrangements that are subject to master netting agreements and therefore this guidance did not have a material impact on our financial statements. We have not provided, nor do we require, cash collateral with any counterparty.
See Note 5 - Fair Value Measurements, for a discussion of the conversion hedges.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2013	December 31, 2012
Included within current assets:
Economic Hedges
Foreign currency forward rate contracts	£1.4	£—
Interest rate swaps	—	1.4
Cross-currency interest rate swaps	5.9	4.7
	£7.3	£6.1
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£104.1	£105.9
Cross-currency interest rate swaps	106.0	36.3
Economic Hedges
Cross-currency interest rate swaps	24.5	17.0
Conversion hedges	421.3	302.4
	£655.9	£461.6
Included within current liabilities:
Economic Hedges
Interest rate swaps	£—	£2.1
Cross-currency interest rate swaps	7.1	6.0
	£7.1	£8.1
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£6.4	£62.0
Economic Hedges
Interest rate swaps	37.8	39.6
Cross-currency interest rate swaps	—	0.3
	£44.2	£101.9
Cross-Currency Interest Rate Swaps
As of March 31, 2013, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar denominated senior notes and senior secured notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at March 31, 2013, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1bn convertible senior notes due 2016
November 2016	Economic	$1,000.0	£516.9	6.50%	6.91%
$507.1m senior notes due 2019
October 2019	Accounting	$264.3	£159.8	8.375%	9.03%
October 2011 to October 2019	Accounting	$235.7	£142.5	8.375%	9.03%
$1bn senior secured notes due 2018
January 2018	Accounting	$1,000.0	£615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	$500.0	£308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	$500.0	£313.6	5.25%	5.80%
$900m senior notes due 2022
February 2022	Accounting	$900.0	£560.0	4.875%	5.11%
		$4,400.0	£2,617.4
Other
December 2013	Economic	€43.3	£30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
		€43.3	£30.8

December 2013	Economic	£29.7	€43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
		£29.7	€43.3
All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1 billion convertible senior notes due 2016.
Interest Rate Swaps
As of March 31, 2013, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of the £650 million senior secured notes due 2021. The interest rate swaps allow us to receive or pay interest based on six month LIBOR in exchange for payments or receipts of interest at fixed rates.
The terms of our outstanding interest rate swap contracts at March 31, 2013 were as follows:

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

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Derivative Financial Instruments and Hedging Activities (continued)

Foreign Currency Forward Rate Contracts
As of March 31, 2013, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2013 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
April 2013 to June 2013	Economic	$36.0	£22.3	1.6174

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
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the period in which they occur. During the three months ended March 31, 2013 and 2012, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.
See Note 10 - Comprehensive Income for details of the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three months ended March 31, 2013.
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
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the condensed consolidated statements of comprehensive income in the period in which they occur. We recognized hedge ineffectiveness losses of £4.1 million for the three months ended March 31, 2013, and gains of £1.7 million for the three months ended March 31, 2012.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7—Income Taxes

For the three months ended March 31, 2013, we recognized a net income tax expense of £22.7 million compared to an expense of £0.1 million for the three months ended March 31, 2012. The net income tax expense of £22.7 million represents the net reduction in our deferred tax assets where these have been used to fully offset our taxable profits for the three months ended March 31, 2013.
Our net income tax expense for the three months ended March 31, 2013 at the U.S. federal statutory tax rate of 35% would have been £56.6 million, being £33.9 million higher than our actual net income tax expense. Our lower actual net income tax expense arises principally from the applicable UK statutory corporation tax rate of 23.25% reducing income tax expense by £11.9 million, permanent differences reducing net income tax expense by £28.4 million, offset by other timing differences increasing net income tax expense by £6.4 million.
For the three months ended March 31, 2012, our income tax expense was £0.1 million.
During the fourth quarter of 2012, we reversed £2.5 billion of valuation allowances on certain of our U.K. deferred tax assets and £0.1 billion of valuation allowances on the U.S. deferred tax assets in our dual resident companies. The basis of these reversals is explained in Note 11 - Income Taxes, to our audited consolidated financial statements included in our 2012 Annual Report.
The deferred tax assets and liabilities presented at March 31, 2013, reflect the current U.K. corporate income tax rate of 23%. During the three months ended March 31, 2013, it was announced that the U.K. corporate income tax rate will fall to 21% from April 2014 and 20% from April 2015. It is expected that this change will be enacted during the third quarter of 2013.

Note 8—Shareholders' Equity
Details of our Capital Structure Optimization programs, which include repurchases of our shares of common stock, are set out in our 2012 Annual Report. Under the terms of the Merger Agreement we signed with Liberty Global on February 5, 2013, we have suspended our capital returns program pending consummation of the merger. If the merger is not consummated, we currently plan to resume our capital returns program.
We made no repurchases of common stock during the three months ended March 31, 2013.
Total share based compensation expense included within selling, general and administrative expenses in the condensed consolidated statements of comprehensive income was £7.5 million and £7.6 million for the three months ended March 31, 2013, and March 31, 2012 respectively.

Note 9—Income Per Common Share

Basic net income per common share is computed by dividing the net income for the three months ended March 31, 2013 and 2012 by the weighted average number of shares outstanding during the respective periods. Diluted net income per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options, sharesave options, shares of restricted stock held in escrow and restricted stock units, and the if-converted method for shares potentially issuable under our convertible notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Income Per Common Share

The weighted average number of shares outstanding for the three months ended March 31, 2013 and 2012 is computed as follows (in millions):

	Three months ended March 31,
	2013	2012
Number of shares outstanding at start of period	£269.3	£286.4
Issue of common stock (average number outstanding during the period)	0.5	0.5
Purchase of treasury shares (weighted average)	—	(4.6)
Weighted average number of shares outstanding	£269.8	£282.3
The following table sets forth the components of basic and diluted income per common share (in millions):

	Three months ended March 31,
	2013	2012
Numerator for basic net income per common share	£138.9	£7.0
Interest on convertible notes, net of tax	12.9	—
Numerator for diluted net income per common share	£151.8	£7.0
Weighted average number of shares:
Denominator for basic net income per common share	269.8	282.3
Effect of dilutive securities:
Share based awards to employees	5.5	4.5
Shares issuable under convertible notes	52.0	—
Denominator for diluted net income per common share	327.3	286.8

The following table sets forth the number of potential common shares excluded from the calculation of the denominator for diluted income per common share (in millions):

	Three months ended March 31,
	2013	2012
Stock options	0.4	4.1
Sharesave options	—	—
Restricted stock held in escrow	—	0.6
Restricted stock units	2.0	3.2
Shares issuable under convertible notes	—	52.0
In the three months ended March 31, 2013, certain share based awards to employees have been excluded from the calculation of the diluted weighted average number of shares.
In the three months ended March 31, 2013, certain restricted stock units have been excluded from the calculation of the diluted weighted average number of shares because these shares are contingently issuable based on the achievement of performance and/or market conditions that have not been achieved as of March 31, 2013.
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
(unaudited)
Note 9—Income Per Common Share (continued)

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
Restricted Stock Grants
The shares of restricted stock granted under our stock incentive plans have a term of up to three years, six months and vest based on time or performance, subject to continued employment. For performance-based restricted stock grants, the performance objectives are based upon quantitative and qualitative objectives, including earnings, operational performance and achievement of strategic goals, amongst others, and vest after a one to three year period. These objectives may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.
Restricted Stock Unit and Performance Share Grants
The restricted stock units and performance shares granted under our stock incentive plans have a term of up to three years, six months and vest based on time or performance, subject to continued employment. These targets may be absolute or relative to prior performance or to the performance of other entities, indices or benchmarks and may be expressed in terms of progression within a specific range.
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
The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate of the convertible notes is adjusted only upon the occurrence of certain events. Specifically, the conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions, or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as make-whole fundamental changes, the conversion price will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10—Comprehensive Income

Comprehensive income comprises (in millions):

	Three months ended March 31,
	2013	2012
Net income	£138.9	£7.0
Currency translation adjustment	(13.0)	9.5
Net unrealized gains (losses) on derivatives, net of tax	111.8	(66.4)
Reclassification of derivative (gains) losses to net income, net of tax	(114.3)	61.8
Pension liability adjustment, net of tax	0.4	—
Total comprehensive income	£123.8	£11.9

The following table presents the effective amount of gain or loss recognized in other comprehensive income and amounts reclassified to earnings during the three months ended March 31, 2013 (in millions):

	Derivatives			Pension		Foreign currency translation	Total
	Interest rate swaps	Cross- currency interest rate swaps	Tax effect of derivative transactions	Pension liability adjustment	Tax effect of pension transactions
Balance at December 31, 2012	£3.3	£(72.8)	£1.0	£(108.4)	£9.9	£161.2	£(5.8)
Amounts recognized in other comprehensive income	—	108.3	—	—	—	(13.0)	95.3
Amounts reclassified to earnings impacting:
Foreign exchange gain	—	(114.8)	—	—	—	—	(114.8)
Interest expense	—	0.5	—	—	—	—	0.5
Selling, general and administrative expenses	—	—	—	0.5	—	—	0.5
Tax effect recognized	—	—	3.5	—	(0.1)	—	3.4
Balance at March 31, 2013	£3.3	£(78.8)	£4.5	£(107.9)	£9.8	£148.2	£(20.9)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income to earnings would be losses of £0.0 million relating to interest rate swaps and foreign exchange contracts, and £7.0 million relating to cross-currency interest rate swaps.

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
Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £33.0 million as of March 31, 2013 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place during the second half of 2013 or early 2014.

Note 12—Industry Segments
Our reporting segments are based on our method of internal reporting and the information used by our chief executive officer, who is our chief operating decision maker, or CODM, to evaluate segment performance and make capital allocation decisions. We have two reporting segments, Consumer and Business, as described below.
Our Consumer segment is our largest segment, consisting of the distribution of television programming, broadband and fixed line telephony services to residential customers on our cable network, the provision of broadband and fixed line telephony services to residential customers outside of our cable network, and the provision of mobile telephony and mobile broadband to residential customers.
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
Segment information for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Consumer	Business	Total	Consumer	Business	Total
Revenue	£879.1	£163.4	£1,042.5	£835.8	£170.4	£1,006.2
Segment contribution	£521.9	£85.5	£607.4	£486.7	£91.2	£577.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12—Industry Segments

The reconciliation of total segment contribution to consolidated operating income and net income is as follows (in millions):

	Three months ended March 31,
	2013	2012
Total segment contribution	£607.4	£577.9
Other operating and corporate costs	208.9	201.4
Restructuring and other charges	0.4	5.4
Depreciation	248.3	240.2
Consolidated operating income	149.8	130.9
Other income (expense)
Interest expense	(89.7)	(105.6)
Loss on extinguishment of debt	—	(58.6)
Gain on derivative instruments	103.6	44.5
Foreign currency losses	(2.2)	(4.4)
Interest income and other, net	0.1	0.3
Income tax expense	(22.7)	(0.1)
Net income	£138.9	£7.0

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 as required by Rule 3-10(d) of Regulation S-X.
As of March 31, 2013, VMF is the issuer of the following senior notes:

•	$507.1 million aggregate principal amount of 8.375% senior notes due 2019

•	£253.5 million aggregate principal amount of 8.875% senior notes due 2019

•	$500 million aggregate principal amount of 5.25% senior notes due 2022

•	$900 million aggregate principal amount of 4.875% senior notes due 2022

•	£400 million aggregate principal amount of 5.125% senior notes due 2022
Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the senior notes on a senior basis. Each of VMIH, and VMIL are conditional guarantors and have guaranteed the senior notes on a senior subordinated basis.

	March 31, 2013
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£20.4	£1.0	£0.2	£—	£—	£297.0	£—	£318.6
Restricted cash	—	—	—	—	—	1.9	—	1.9
Deferred income taxes	—	—	—	—	—	57.8	—	57.8
Other current assets	0.2	—	—	10.7	—	525.9	—	536.8
Total current assets	20.6	1.0	0.2	10.7	—	882.6	—	915.1
Fixed assets, net	—	—	—	—	—	4,485.3	—	4,485.3
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,032.5	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,520.5	3,293.1	2,044.8	4,429.6	5,419.7	(2,184.4)	(16,523.3)	—
Deferred income taxes	—	—	—	—	—	2,622.9	—	2,622.9
Other assets, net	427.1	19.2	—	237.9	—	81.4	—	765.6
Total assets	£3,968.2	£3,313.3	£2,030.0	£4,678.2	£5,419.7	£7,920.3	£(16,523.3)	£10,806.4
Current liabilities	£33.7	£32.9	£2.7	£78.4	£—	£1,829.3	£(769.9)	£1,207.1
Long term debt, net of current portion	582.6	1,900.3	—	—	—	3,546.4	—	6,029.3
Other long term liabilities	0.2	—	—	44.2	—	173.9	—	218.3
Total liabilities	616.5	1,933.2	2.7	122.6	—	5,549.6	(769.9)	7,454.7
Shareholders’ equity	3,351.7	1,380.1	2,027.3	4,555.6	5,419.7	2,370.7	(15,753.4)	3,351.7
Total liabilities and shareholders’ equity	£3,968.2	£3,313.3	£2,030.0	£4,678.2	£5,419.7	£7,920.3	£(16,523.3)	£10,806.4

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	December 31, 2012
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£10.3	£1.0	£0.1	£0.1	£—	£194.8	£—	£206.3
Restricted cash	—	—	—	—	—	1.9	—	1.9
Deferred income taxes	—	—	—	—	—	58.1	—	58.1
Other current assets	0.2	—	—	12.7	—	540.2	—	553.1
Total current assets	10.5	1.0	0.1	12.8	—	795.0	—	819.4
Fixed assets, net	—	—	—	—	—	4,512.2	—	4,512.2
Goodwill and intangible assets, net	—	—	(15.0)	—	—	2,032.5	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,474.9	3,144.9	1,973.7	4,424.4	5,306.3	(2,417.5)	(15,906.7)	—
Deferred income taxes	—	—	—	—	—	2,641.7	—	2,641.7
Other assets, net	308.3	19.8	—	162.8	—	83.4	—	574.3
Total assets	£3,793.7	£3,165.7	£1,958.8	£4,600.0	£5,306.3	£7,647.3	£(15,906.7)	£10,565.1
Current liabilities	£31.1	£27.0	£5.3	£64.4	£—	£1,746.8	£(650.6)	£1,224.0
Long term debt, net of current portion	544.0	1,824.4	—	—	—	3,483.6	—	5,852.0
Other long term liabilities	0.2	—	—	101.9	—	168.6	—	270.7
Total liabilities	575.3	1,851.4	5.3	166.3	—	5,399.0	(650.6)	7,346.7
Shareholders’ equity	3,218.4	1,314.3	1,953.5	4,433.7	5,306.3	2,248.3	(15,256.1)	3,218.4
Total liabilities and shareholders’ equity	£3,793.7	£3,165.7	£1,958.8	£4,600.0	£5,306.3	£7,647.3	£(15,906.7)	£10,565.1

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2013
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£1,042.5	£—	£1,042.5
Operating costs	—	—	—	—	—	(427.4)	—	(427.4)
Selling, general and administrative expenses	(5.3)	—	—	—	—	(211.3)	—	(216.6)
Restructuring and other charges	—	—	—	—	—	(0.4)	—	(0.4)
Depreciation and amortization	—	—	—	—	—	(248.3)	—	(248.3)
Operating income (loss)	(5.3)	—	—	—	—	155.1	—	149.8
Interest expense	(31.7)	(31.0)	(2.7)	(72.8)	—	(212.5)	261.0	(89.7)
Gain on derivative instruments	97.3	—	—	6.3	—	—	—	103.6
Foreign currency (losses) gains	(0.2)	4.0	4.3	37.9	—	11.7	(59.9)	(2.2)
Interest income and other, net	—	30.7	3.4	37.0	—	190.0	(261.0)	0.1
Income tax expense	—	—	—	(0.4)	—	(22.3)	—	(22.7)
Income from continuing operations	60.1	3.7	5.0	8.0	—	122.0	(59.9)	138.9
Equity in net income of subsidiaries	78.8	64.1	73.7	116.1	115.6	—	(448.3)	—
Net income	£138.9	£67.8	£78.7	£124.1	£115.6	£122.0	£(508.2)	£138.9
Total comprehensive income	£123.8	£65.8	£73.8	£122.0	£113.5	£122.4	£(497.5)	£123.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2012
Statements of comprehensive income	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£—	£1,006.2	£—	£1,006.2
Operating costs	—	—	—	—	—	(416.9)	—	(416.9)
Selling, general and administrative expenses	(3.8)	—	—	—	—	(209.0)	—	(212.8)
Restructuring and other charges	—	—	—	—	—	(5.4)	—	(5.4)
Depreciation and amortization	—	—	—	—	—	(240.2)	—	(240.2)
Operating income (loss)	(3.8)	—	—	—	—	134.7	—	130.9
Interest expense	(25.5)	(43.7)	(2.7)	(91.6)	—	(249.9)	307.8	(105.6)
Loss on extinguishment of debt	—	(58.6)	—	—	—	—	—	(58.6)
Gain (loss) on derivative instruments	50.6	—	—	(6.1)	—	—	—	44.5
Foreign currency (losses) gains	(0.3)	(7.3)	(0.1)	(19.4)	—	4.4	18.3	(4.4)
Interest income and other, net	—	47.2	3.9	50.1	—	206.9	(307.8)	0.3
Income tax expense	—	—	—	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations	21.0	(62.4)	1.1	(67.0)	—	96.0	18.3	7.0
Equity in net (loss) income of subsidiaries	(14.0)	42.5	(15.1)	91.1	90.6	—	(195.1)	—
Net income (loss)	£7.0	£(19.9)	£(14.0)	£24.1	£90.6	£96.0	£(176.8)	£7.0
Total comprehensive income (loss)	£33.3	£(19.9)	£(12.5)	£19.5	£90.6	£96.0	£(195.1)	£11.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2013
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(29.7)	£(1.0)	£(1.5)	£(31.3)	£—	£369.5	£—	£306.0
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(174.4)	—	(174.4)
Proceeds from sale of fixed assets	—	—	—	—	—	1.5	—	1.5
Principal drawdowns (repayments) on loans to group companies	38.0	1.0	1.6	31.2	—	(71.8)	—	—
Net cash (used in) provided by investing activities	38.0	1.0	1.6	31.2	—	(244.7)	—	(172.9)
Financing activities:
Proceeds from employee stock option exercises, net of taxes reimbursed	9.6	—	—	—	—	—	—	9.6
Principal payments on long term debt and capital leases	(1.5)	—	—	—	—	(22.6)	—	(24.1)
Dividends paid	(7.1)	—	—	—	—	—	—	(7.1)
Net cash (used in) provided by financing activities	1.0	—	—	—	—	(22.6)	—	(21.6)
Effect of exchange rates on cash and cash equivalents	0.8	—	—	—	—	—	—	0.8
Increase (decrease) in cash and cash equivalents	10.1	—	0.1	(0.1)	—	102.2	—	112.3
Cash and cash equivalents at beginning of period	10.3	1.0	0.1	0.1	—	194.8	—	206.3
Cash and cash equivalents at end of period	£20.4	£1.0	£0.2	£—	£—	£297.0	£—	£318.6

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Condensed Consolidating Financial Information—Senior Notes (continued)

	Three months ended March 31, 2012
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(10.9)	£(51.0)	£(1.2)	£(67.9)	£—	£343.1	£—	£212.1
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(184.1)	—	(184.1)
Proceeds from sale of fixed assets	—	—	—	—	—	0.9	—	0.9
Principal drawdowns (repayments) on loans to group companies	182.9	49.0	1.4	65.5	—	(298.8)	—	—
Acquisitions, net of cash	—	—	—	—	—	(0.6)	—	(0.6)
Disposal of equity investments, net	—	—	—	—	—	(2.5)	—	(2.5)
Net cash (used in) provided by investing activities	182.9	49.0	1.4	65.5	—	(485.1)	—	(186.3)
Financing activities:
New borrowings, net of financing fees	—	316.0	—	—	—	(0.1)	—	315.9
Repurchase of common stock	(157.3)	—	—	—	—	—	—	(157.3)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	—	—	—	—	—	—	(2.1)
Principal payments on long term debt and capital leases	—	(314.0)	—	—	—	(21.4)	—	(335.4)
Proceeds from settlement of cross currency swaps	—	—	—	2.3	—	—	—	2.3
Dividends paid	(7.0)	—	—	—	—	—	—	(7.0)
Net cash (used in) provided by financing activities	(166.4)	2.0	—	2.3	—	(21.5)	—	(183.6)
Effect of exchange rates on cash and cash equivalents	(1.5)	—	—	—	—	—	—	(1.5)
(Decrease) increase in cash and cash equivalents	4.1	—	0.2	(0.1)	—	(163.5)	—	(159.3)
Cash and cash equivalents at beginning of period	£16.2	£1.9	£0.3	£0.1	£—	£281.9	£—	£300.4
Cash and cash equivalents at end of period	£20.3	£1.9	£0.5	£—	£—	£118.4	£—	£141.1

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Condensed Consolidating Financial Information - Senior Secured Notes

We present the following condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 as required by Rule 3-10(d) of Regulation S-X.

As of March 31, 2013, VMSF is the issuer of the following senior secured notes:

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

	March 31, 2013
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£20.4	£—	£292.6	£5.6	£—	£318.6
Restricted cash	—	—	1.0	0.9	—	1.9
Deferred income taxes	—	—	57.8	—	—	57.8
Other current assets	0.2	—	536.6	—	—	536.8
Total current assets	20.6	—	888.0	6.5	—	915.1
Fixed assets, net	—	—	3,907.6	577.7	—	4,485.3
Goodwill and intangible assets, net	—	—	1,869.2	148.3	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,520.5	2,664.8	(1,164.9)	4,209.1	(9,229.5)	—
Deferred income taxes	—	—	2,622.9	—	—	2,622.9
Other assets, net	427.1	23.6	314.9	—	—	765.6
Total assets	£3,968.2	£2,688.4	£8,437.7	£4,941.6	£(9,229.5)	£10,806.4
Current liabilities	£33.7	£41.8	£1,341.4	£560.1	£(769.9)	£1,207.1
Long term debt, net of current portion	582.6	2,642.1	2,804.6	—	—	6,029.3
Other long term liabilities	0.2	—	204.5	13.6	—	218.3
Total liabilities	616.5	2,683.9	4,350.5	573.7	(769.9)	7,454.7
Shareholders’ equity	3,351.7	4.5	4,087.2	4,367.9	(8,459.6)	3,351.7
Total liabilities and shareholders’ equity	£3,968.2	£2,688.4	£8,437.7	£4,941.6	£(9,229.5)	£10,806.4

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	December 31, 2012
Balance sheets	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Cash and cash equivalents	£10.3	£—	£191.9	£4.1	£—	£206.3
Restricted cash	—	—	1.0	0.9	—	1.9
Deferred income taxes	—	—	58.1	—	—	58.1
Other current assets	0.2	—	552.9	—	—	553.1
Total current assets	10.5	—	803.9	5.0	—	819.4
Fixed assets, net	—	—	3,917.9	594.3	—	4,512.2
Goodwill and intangible assets, net	—	—	1,869.2	148.3	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,474.9	2,589.8	(1,203.9)	4,053.8	(8,914.6)	—
Deferred income taxes	—	—	2,641.7	—	—	2,641.7
Other assets, net	308.3	24.6	241.4	—	—	574.3
Total assets	£3,793.7	£2,614.4	£8,270.2	£4,801.4	£(8,914.6)	£10,565.1
Current liabilities	£31.1	£28.5	£1,329.4	£485.6	£(650.6)	£1,224.0
Long term debt, net of current portion	544.0	2,581.8	2,726.2	—	—	5,852.0
Other long term liabilities	0.2	—	255.8	14.7	—	270.7
Total liabilities	575.3	2,610.3	4,311.4	500.3	(650.6)	7,346.7
Shareholders’ equity	3,218.4	4.1	3,958.8	4,301.1	(8,264.0)	3,218.4
Total liabilities and shareholders’ equity	£3,793.7	£2,614.4	£8,270.2	£4,801.4	£(8,914.6)	£10,565.1

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Three months ended March 31, 2013
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£980.3	£62.2	£—	£1,042.5
Operating costs	—	—	(408.3)	(19.1)	—	(427.4)
Selling, general and administrative expenses	(5.3)	—	(198.4)	(12.9)	—	(216.6)
Restructuring and other charges	—	—	(0.4)	—	—	(0.4)
Depreciation and amortization	—	—	(225.6)	(22.7)	—	(248.3)
Operating income (loss)	(5.3)	—	147.6	7.5	—	149.8
Interest expense	(31.7)	(40.9)	(192.6)	(92.9)	268.4	(89.7)
Gain on derivative instruments	97.3	—	6.3	—	—	103.6
Foreign currency (losses) gains	(0.2)	—	68.7	(10.8)	(59.9)	(2.2)
Interest and other income, net	—	41.2	131.9	95.4	(268.4)	0.1
Income tax expense	—	—	(22.7)	—	—	(22.7)
Income (loss) from continuing operations	60.1	0.3	139.2	(0.8)	(59.9)	138.9
Equity in net income (loss) of subsidiaries	78.8	—	(8.8)	79.7	(149.7)	—
Net income	£138.9	£0.3	£130.4	£78.9	£(209.6)	£138.9
Total comprehensive income	£123.8	£0.3	£128.3	£73.8	£(202.4)	£123.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Three months ended March 31, 2012
Statements of comprehensive income	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Revenue	£—	£—	£947.2	£59.0	£—	£1,006.2
Operating costs	—	—	(398.6)	(18.3)	—	(416.9)
Selling, general and administrative expenses	(3.8)	—	(195.8)	(13.2)	—	(212.8)
Restructuring and other charges	—	—	(3.0)	(2.4)	—	(5.4)
Depreciation and amortization	—	—	(218.8)	(21.4)	—	(240.2)
Operating income (loss)	(3.8)	—	131.0	3.7	—	130.9
Interest expense	(25.5)	(40.8)	(254.1)	(100.6)	315.4	(105.6)
Loss on extinguishment of debt	—	—	(58.6)	—	—	(58.6)
Gain (loss) on derivative instruments	50.6	—	(6.1)	—	—	44.5
Foreign currency (losses) gains	(0.3)	—	(33.0)	10.6	18.3	(4.4)
Interest and other income, net	—	41.1	166.7	107.9	(315.4)	0.3
Income tax expense	—	—	(0.1)	—	—	(0.1)
Income (loss) from continuing operations	21.0	0.3	(54.2)	21.6	18.3	7.0
Equity in net (loss) income of subsidiaries	(14.0)	—	17.0	(35.6)	32.6	—
Net income (loss)	£7.0	£0.3	£(37.2)	£(14.0)	£50.9	£7.0
Total comprehensive income (loss)	£33.3	£0.3	£(37.2)	£(17.1)	£32.6	£11.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Three months ended March 31, 2013
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(29.7)	£(0.1)	£255.3	£80.5	£—	£306.0
Investing activities:
Purchase of fixed and intangible assets	—	—	(157.2)	(17.2)	—	(174.4)
Proceeds from sale of fixed assets	—	—	1.5	—	—	1.5
Principal drawdowns (repayments) on loans to group companies	38.0	0.1	23.7	(61.8)	—	—
Net cash (used in) provided by investing activities	38.0	0.1	(132.0)	(79.0)	—	(172.9)
Financing activities:
Proceeds from employee stock option exercises, net of taxes reimbursed	9.6	—	—	—	—	9.6
Principal payments on long term debt and capital leases	(1.5)	—	(22.6)	—	—	(24.1)
Dividends paid	(7.1)	—	—	—	—	(7.1)
Net cash (used in) provided by financing activities	1.0	—	(22.6)	—	—	(21.6)
Effect of exchange rates on cash and cash equivalents	0.8	—	—	—	—	0.8
Increase in cash and cash equivalents	10.1	—	100.7	1.5	—	112.3
Cash and cash equivalents at beginning of period	10.3	—	191.9	4.1	—	206.3
Cash and cash equivalents at end of period	£20.4	£—	£292.6	£5.6	£—	£318.6

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14 - Condensed Consolidating Financial Information - Senior Secured Notes (continued)

	Three months ended March 31, 2012
Statements of cash flows	Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(10.9)	£0.3	£214.2	£8.5	£—	£212.1
Investing activities:
Purchase of fixed and intangible assets	—	—	(164.0)	(20.1)	—	(184.1)
Proceeds from sale of fixed assets	—	—	0.9	—	—	0.9
Principal drawdowns (repayments) on loans to group companies	182.9	(0.1)	(181.0)	(1.8)	—	—
Acquisitions, net of cash	—	—	—	(0.6)	—	(0.6)
Disposal of equity investments, net	—	—	—	(2.5)	—	(2.5)
Net cash (used in) provided by investing activities	182.9	(0.1)	(344.1)	(25.0)	—	(186.3)
Financing activities:
New borrowings, net of financing fees	—	(0.2)	316.1	—	—	315.9
Repurchase of common stock	(157.3)	—	—	—	—	(157.3)
Proceeds from employee stock option exercises, net of taxes reimbursed	(2.1)	—	—	—	—	(2.1)
Principal payments on long term debt and capital leases	—	—	(335.4)	—	—	(335.4)
Proceeds from settlement of cross currency swaps	—	—	2.3	—	—	2.3
Dividends paid	(7.0)	—	—	—	—	(7.0)
Net cash used in financing activities	(166.4)	(0.2)	(17.0)	—	—	(183.6)
Effect of exchange rates on cash and cash equivalents	(1.5)	—	—	—	—	(1.5)
(Decrease) increase in cash and cash equivalents	4.1	—	(146.9)	(16.5)	—	(159.3)
Cash and cash equivalents at beginning of period	16.2	—	263.8	20.4	—	300.4
Cash and cash equivalents at end of period	£20.3	£—	£116.9	£3.9	£—	£141.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£297.0	£194.9
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £10.5 (2013) and £9.0 (2012)	428.1	443.8
Derivative financial instruments	7.3	6.1
Prepaid expenses and other current assets	101.3	102.8
Deferred income taxes	56.5	56.8
Total current assets	892.1	806.3
Fixed assets, net	4,394.6	4,420.3
Goodwill and other indefinite-lived assets	2,026.5	2,026.6
Derivative financial instruments	234.6	159.2
Deferred financing costs, net of accumulated amortization of £39.0 (2013) and £36.8 (2012)	33.7	35.9
Deferred income taxes	2,563.4	2,581.7
Other assets	51.0	51.2
Due from group companies	1,812.7	1,735.1
Total assets	12,008.6	11,816.3
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	292.9	349.3
Accrued expenses and other current liabilities	338.0	318.8
Derivative financial instruments	7.1	8.1
VAT and employee taxes payable	98.4	85.5
Interest payable	46.8	38.2
Interest payable to group companies	127.6	115.9
Deferred revenue	294.0	316.7
Current portion of long term debt	81.6	77.1
Total current liabilities	1,286.4	1,309.6
Long term debt, net of current portion	3,546.5	3,483.6
Long term debt due to group companies, net of current portion	2,402.0	2,319.0
Derivative financial instruments	44.2	101.9
Deferred revenue and other long term liabilities	173.9	168.6
Total liabilities	7,453.0	7,382.7
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2013 and 2012); issued and outstanding 224,552 ordinary shares (2013 and 2012)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive loss	(169.1)	(167.0)
Retained earnings	353.4	229.3
Total shareholder’s equity	4,555.6	4,433.6
Total liabilities and shareholder’s equity	£12,008.6	£11,816.3
See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions)

	Three months ended March 31,
	2013	2012
Revenue	£1,012.6	£977.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	416.4	406.1
Selling, general and administrative expenses	201.5	199.3
Restructuring and other charges	0.4	5.2
Depreciation	243.4	234.7
Total costs and expenses	861.7	845.3
Operating income	150.9	132.5
Other income (expense)
Interest expense	(44.8)	(48.6)
Interest expense to group companies	(33.9)	(51.2)
Gain (loss) on derivative instruments	6.3	(6.1)
Foreign currency gains (losses)	49.5	(14.9)
Interest income and other, net	0.1	0.3
Interest income from group companies	18.1	12.3
Income before income taxes	146.2	24.3
Income tax expense	(22.1)	(0.1)
Net income	124.1	24.2
Total comprehensive income	£122.0	£19.6
See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	£124.1	£24.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243.4	234.7
Non-cash interest	40.3	12.4
Share-based compensation	6.9	6.6
Unrealized gains on derivative instruments	(7.6)	(1.2)
Foreign currency gains	(49.0)	—
Income taxes	22.1	0.9
Changes in operating assets and liabilities	(44.6)	(24.5)
Net cash provided by operating activities	335.6	253.1
Investing activities:
Purchase of fixed and intangible assets	(171.0)	(180.5)
Proceeds from sale of fixed assets	1.5	0.9
Investments from and loans to parent and subsidiary companies	(41.4)	(214.9)
Acquisitions, net of cash acquired	—	(0.6)
Disposal of equity investments, net	—	(2.5)
Net cash used in investing activities	(210.9)	(397.6)
Financing activities:
New borrowings, net of financing fees	—	(0.1)
Principal payments on capital leases	(22.6)	(21.3)
Proceeds from settlement of cross-currency interest rate swaps	—	2.3
Net cash used in financing activities	(22.6)	(19.1)
Increase (decrease) in cash and cash equivalents	102.1	(163.6)
Cash and cash equivalents, beginning of period	194.9	282.0
Cash and cash equivalents, end of period	£297.0	£118.4
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	£297.0	£194.9
Restricted cash	1.9	1.9
Accounts receivable - trade, less allowances for doubtful accounts of £10.5 (2013) and £9.0 (2012)	428.1	443.8
Derivative financial instruments	7.3	6.1
Prepaid expenses and other current assets	101.3	102.8
Deferred income taxes	56.5	56.8
Total current assets	892.1	806.3
Fixed assets, net	4,394.6	4,420.3
Goodwill and other indefinite-lived assets	2,026.5	2,026.6
Derivative financial instruments	234.6	159.2
Deferred financing costs, net of accumulated amortization of £39.0 (2013) and £36.8 (2012)	33.7	35.9
Deferred income taxes	2,563.4	2,581.7
Other assets	51.0	51.2
Due from group companies	1,812.7	1,735.1
Total assets	12,008.6	11,816.3
Liabilities and shareholder’s equity
Current liabilities
Accounts payable	292.9	349.3
Accrued expenses and other current liabilities	338.0	318.8
Derivative financial instruments	7.1	8.1
VAT and employee taxes payable	98.4	85.5
Interest payable	1.7	1.9
Interest payable to group companies	172.7	152.2
Deferred revenue	294.0	316.7
Current portion of long term debt	81.6	77.1
Total current liabilities	1,286.4	1,309.6
Long term debt, net of current portion	236.0	233.5
Long term debt due to group companies, net of current portion	5,712.5	5,569.1
Derivative financial instruments	44.2	101.9
Deferred revenue and other long term liabilities	173.9	168.6
Total liabilities	7,453.0	7,382.7
Commitments and contingent liabilities
Shareholder’s equity
Common stock - £1.0 par value; issued and outstanding 2.5 (2013 and 2012) ordinary shares	2.5	2.5
Additional paid-in capital	4,368.8	4,368.8
Accumulated other comprehensive loss	(169.1)	(167.0)
Retained earnings	353.4	229.3
Total shareholder’s equity	4,555.6	4,433.6
Total liabilities and shareholder’s equity	£12,008.6	£11,816.3
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in millions)

	Three months ended March 31,
	2013	2012
Revenue	£1,012.6	£977.8
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	416.4	406.1
Selling, general and administrative expenses	201.5	199.3
Restructuring and other charges	0.4	5.2
Depreciation	243.4	234.7
Total costs and expenses	861.7	845.3
Operating income	150.9	132.5
Other income (expense)
Interest expense	(3.8)	(5.4)
Interest expense to group companies	(74.9)	(94.4)
Gain (loss) on derivative instruments	6.3	(6.1)
Foreign currency gains (losses)	49.5	(14.9)
Interest income and other, net	0.1	0.3
Interest income from group companies	18.1	12.3
Income before income taxes	146.2	24.3
Income tax expense	(22.1)	(0.1)
Net income	124.1	24.2
Total comprehensive income	£122.0	£19.6
See accompanying notes.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	£124.1	£24.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243.4	234.7
Non-cash interest	40.3	12.4
Share-based compensation	6.9	6.6
Unrealized gains on derivative instruments	(7.6)	(1.2)
Foreign currency gains	(49.0)	—
Income taxes	22.1	0.9
Changes in operating assets and liabilities	(44.6)	(24.5)
Net cash provided by operating activities	335.6	253.1
Investing activities:
Purchase of fixed and intangible assets	(171.0)	(180.5)
Proceeds from sale of fixed assets	1.5	0.9
Investments from and loans to parent and subsidiary companies	(41.4)	(214.9)
Acquisitions, net of cash acquired	—	(0.6)
Disposal of equity investments, net	—	(2.5)
Net cash used in investing activities	(210.9)	(397.6)
Financing activities:
New borrowings, net of financing fees	—	(0.1)
Principal payments on capital leases	(22.6)	(21.3)
Proceeds from settlement of cross-currency interest rate swaps	—	2.3
Net cash used in financing activities	(22.6)	(19.1)
Increase (decrease) in cash and cash equivalents	102.1	(163.6)
Cash and cash equivalents, beginning of period	194.9	282.0
Cash and cash equivalents, end of period	£297.0	£118.4
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
The accompanying separate unaudited condensed consolidated financial statements of each of the companies have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on February 7, 2013, and which we refer to herein as the 2012 Annual Report.
Proposed merger with Liberty Global, Inc.
On February 5, 2013, Virgin Media Inc, or VMI, entered in to an Agreement and Plan of Merger, or Merger Agreement, with Liberty Global, Inc., and certain of its direct or indirect wholly owned subsidiaries, or the Merger Subsidiaries. As the merger has not yet been consummated we have not modified our accounting to consider the potential effects on certain arrangements that may arise upon consummation, including those relating to long term debt, derivative financial instruments and stock based compensation plans.
For more information on the proposed merger, see Note 3 - Proposed Merger with Liberty Global, Inc.
Adjustment of December 31, 2012 Balance Sheet
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, we discovered that the reported amount of our deferred income tax assets as of December 31, 2012 and the reported income tax benefit for the year ended December 31, 2012 were understated by £59.4 million. This understatement was principally caused by an error in the calculation of our deferred tax assets relating to arrangements that we account for as capital leases.
Following the provisions of Staff Accounting Bulletin No. 99, including an analysis of quantitative and qualitative factors, we determined that the understatement was not material to the consolidated financial statements as of and for the year ended December 31, 2012. However, if the adjustments to correct the understatement of our deferred income tax assets had been recorded in the three months ended March 31, 2013, we believe the impact would have been significant to that period. Therefore, following the provisions of Staff Accounting Bulletin No. 108, we have determined

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 1—Basis of Presentation (continued)

that it is appropriate to correct the error to the consolidated financial statements as of and for the year ended December 31, 2012 by correcting the previously issued financial statements in the financial statements as of and for the year ended December 31, 2013, beginning with the condensed consolidated financial statements for the three months ended March 31, 2013.
The December 31, 2012 condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q reflect the correction of this understatement by increasing the previously reported amounts of our total deferred tax assets, total assets and total shareholders' equity by £59.4 million and by increasing the previously reported amount of retained earnings as of December 31, 2012 by £59.4 million. Prior to the fourth quarter of 2012, we maintained a full valuation allowance on our deferred income tax assets. If we had not understated our deferred income tax assets in periods prior to the fourth quarter of 2012, we would have increased the valuation allowance on those deferred income tax assets by a corresponding amount, resulting in no net impact on the consolidated balance sheet or statement of comprehensive income. Therefore, there will be no changes to the 2012 statements of comprehensive income for periods prior to the fourth quarter of 2012 until we produce our financial statements for the year ending December 31, 2013, at which time we will increase the income tax benefit, income from continuing operations, net income and comprehensive income for the year ended December 31, 2012 by £59.4 million in the statement of comprehensive income. The correction will have no impact on the total cash flows from operating, investing or financing activities previously reported in the consolidated statement of cash flows for the year ended December 31, 2012.
Note 2—Recent Accounting Guidance
On January 1, 2013, we adopted the FASB's new guidance regarding the presentation of amounts reclassified from other comprehensive income to net income in the notes to the financial statements. This guidance did not have a material impact on our financial statements.
On January 1, 2013, we adopted the FASB's new guidance regarding the presentation of certain derivatives that are either offset or subject to an enforceable master netting arrangement. This guidance did not have a material impact on our financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 3—Proposed Merger with Liberty Global Inc.

Merger agreement with Liberty Global, Inc.

On February 5, 2013, Virgin Media Inc, or VMI, entered into the Merger Agreement with Liberty Global and the Merger Subsidiaries. Under the terms of the Merger Agreement, VMI have agreed, through a series of intermediate steps and transactions, to be acquired by Liberty Global and merge into one of the Merger Subsidiaries. If consummated, the merger will result in both Liberty Global and VMI becoming directly owned by a new U.K. public limited company, or the Ultimate Parent, listed on Nasdaq, the common stock of which will in turn be held by Liberty Global and Virgin Media Shareholders. We will continue to operate under the Virgin Media brand in the U.K.

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

On April 15, 2013, the merger was granted unconditional European Union, or EU, regulatory approval to proceed. The consummation of the merger is still subject to the affirmative approval of VMI's shareholders and those of Liberty Global, and other customary closing conditions. The shareholder meetings for Virgin Media and Liberty Global to consider and vote to approve the Merger Agreement and related transactions are currently scheduled to occur on June 4, 2013 and June 3, 2013, respectively. In addition, the Merger Agreement will terminate if, prior to the consummation of the merger, we enter into an acquisition agreement with respect to a superior proposal and pay an applicable termination fee of up to $470 million, or if the merger is not consummated on or prior to October 5, 2013, which is the eight month anniversary of the date of signature of the Merger Agreement, or January 5, 2014 if extended for certain reasons to the eleven month anniversary. The Merger Agreement also includes certain other events of termination and certain other termination fee and expense provisions.

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

We expect that Liberty Global will finance a portion of the merger consideration from its own cash reserves and by raising bank debt and accessing the capital markets, which, if the merger is consummated, will, together with debt raised to replace certain of our existing facilities, be assumed by us and result in an increase to our overall level of debt.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 3—Proposed Merger with Liberty Global Inc. (continued)

Financing implications of the merger on our existing debt

Consummation of the merger would represent a change of control event under the terms of the relevant indentures of all of the senior secured notes and senior notes issued by Virgin Media Secured Finance PLC, or VMSF, and Virgin Media Finance PLC, or VMF, and obligate us to offer the noteholders the right to put their notes back to us at 101% of the principal amount plus accrued interest. At the request of Liberty Global, on February 6, 2013, VMSF and VMF commenced consent solicitations in respect of some of these notes for the noteholders to preemptively waive this obligation and to seek consents to effect certain other proposed amendments in relation to the merger. Noteholders of our dollar-denominated 6.50% senior secured notes due 2018 and sterling-denominated 7.00% senior secured notes due 2018 granted consent to preemptively waive this obligation. Noteholders of our dollar-denominated 5.25% senior secured notes due 2021 and sterling-denominated 5.50% senior secured notes due 2021, collectively the 2021 Notes, did not grant consent to preemptively waive this obligation and therefore we will be required to make an offer to repurchase these notes within 30 days of the consummation of the merger.

We have not solicited consents in relation to our dollar-denominated 5.25% senior notes due 2022, our dollar-denominated 4.875% senior notes due 2022 and our sterling-denominated 5.125% senior notes due 2022, collectively the 2022 Notes, and will be required to make an offer to repurchase these notes within 30 days of the consummation of the merger.

On May 3, 2013, we launched to holders a notice of change of control and offer to purchase our 2021 and 2022
Notes, which will remain open until 11:59 p.m. New York City time on June 7, 2013, unless the offer is extended or terminated.

Upon consummation of the merger, VMI's convertible notes will have the right to convert and receive the same consideration that is received in the merger as the holders of Common Stock. VMI will also be required to offer its convertible holders the right to put their notes to the company at 100% of the principal amount plus accrued interest.

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
Long term debt repayments, including amounts due to group companies, but excluding capital leases, as of March 31, 2013, were due as follows (in millions):

Year ending March 31:
2014	£—
2015	—
2016	750.0
2017	—
2018	1,532.5
Thereafter	3,387.9
Total debt payments	£5,670.4

Note 5—Fair Value Measurements
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
In estimating the fair value of our financial assets and liabilities, we used the following methods and assumptions:
Derivative financial instruments:
As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments such as, foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps. These contracts are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets and are adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 of the fair value hierarchy.
The fair values of our derivative financial instruments are disclosed in Note 6 - Derivative Financial Instruments and Hedging Activities.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 5—Fair Value Measurements (continued)

Long term debt:
The carrying value of our senior credit facility approximates its fair value and is excluded from the table below. The fair values of the senior notes and senior secured notes in the following table are based on the market prices in active markets which incorporate non-performance risk. As such, these measurements are classified within level 1 of the fair value hierarchy.
The carrying values of the $500 million 5.25% and £650 million 5.50% senior secured notes due 2021 include increases of £61.6 million and £110.4 million , respectively, at March 31, 2013, and increases of £42.9 million and £109.1 million, respectively, at December 31, 2012, as a result of our application of fair value hedge accounting to these instruments.

The carrying amounts and fair values of our long term debt, excluding capital leases, were as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.375% U.S. dollar senior notes due 2019	£329.3	£369.6	£309.3	£357.6
8.875% sterling senior notes due 2019	250.4	282.6	250.3	287.7
5.25% U.S. dollar senior notes due 2022	328.8	330.7	308.9	321.9
4.875% U.S. dollar senior notes due 2022	591.8	585.3	555.9	571.5
5.125% sterling senior notes due 2022	400.0	403.0	400.0	409.0
6.50% U.S. dollar senior secured notes due 2018	650.9	706.6	611.2	681.6
7.00% sterling senior secured notes due 2018	866.3	934.1	865.9	945.8
5.25% U.S. dollar senior secured notes due 2021	369.3	332.9	350.5	360.5
5.50% sterling senior secured notes due 2021	755.6	664.6	754.1	724.9
Other notes due to affiliates	501.8	501.8	494.6	494.6

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
We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable and fixed rates of interest we pay on our U.K. pound sterling denominated debt obligations. We have also entered into U.S. dollar forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.
Whenever it is practical to do so, we designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships are referred to as “Accounting Hedges” below. When a derivative contract is not designated as an Accounting Hedge, it is treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in net income in the condensed consolidated statements of comprehensive income. These derivatives are referred to as “Economic Hedges” below. We do not enter into derivatives for speculative or trading purposes.
During the three months ended March 31, 2013 and 2012, we recognized gains of £10.4 million and losses of £7.8 million on derivative instruments, respectively, relating to derivative instruments that were not designated or qualifying as a hedging instrument.
We believe that those relationships designated as Accounting Hedges will be highly effective throughout their term in offsetting changes in cash flow or fair value attributable to the hedged risk. If we determine it is probable that forecasted transactions to which a hedge contract relates will not occur, we discontinue hedge accounting prospectively and immediately reclassify any amounts accumulated in other comprehensive income to net income. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a hedging relationship is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in gains (losses) on derivative instruments in net income in the condensed consolidated statements of comprehensive income. As a result of our effectiveness assessment at March 31, 2013, we believe our derivative contracts that are designated and qualify for hedge accounting will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.
The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using internal models based on observable inputs, counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. Non-performance is based on quoted credit default swaps for counterparties to the contracts and swaps. These derivative instruments are classified within level 2 in the fair value hierarchy, because we consider all of the significant inputs are observable. On January 1, 2013 we adopted the FASB's new guidance regarding the presentation of certain derivatives that are either offset or subject to an enforceable master netting arrangement. We do not have material arrangements that are subject to master netting agreements and therefore this guidance did not have a material impact on our financial statements. We have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 6—Derivative Financial Instruments and Hedging Activities (continued)

The fair values of our derivative instruments recorded on our condensed consolidated balance sheets were as follows (in millions):

	March 31, 2013	December 31, 2012
Included within current assets:
Economic Hedges
Foreign currency forward rate contracts	£1.4	£—
Interest rate swaps	—	1.4
Cross-currency interest rate swaps	5.9	4.7
	£7.3	£6.1
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£104.1	£105.9
Cross-currency interest rate swaps	106.0	36.3
Economic Hedges
Cross-currency interest rate swaps	24.5	17.0
	£234.6	£159.2
Included within current liabilities:
Economic Hedges
Interest rate swaps	£—	£2.1
Cross-currency interest rate swaps	7.1	6.0
	£7.1	£8.1
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£6.4	£62.0
Economic Hedges
Interest rate swaps	37.8	39.6
Cross-currency interest rate swaps	—	0.3
	£44.2	£101.9

Cross-Currency Interest Rate Swaps
As of March 31, 2013, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar denominated senior notes and senior secured notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 6—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding cross-currency interest rate swaps at March 31, 2013, were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$1bn senior notes due 2016
November 2016	Economic	1,000.0	516.9	6.50%	6.91%
$507.1m senior notes due 2019
October 2019	Accounting	264.3	159.8	8.375%	9.03%
October 2011 to October 2019	Accounting	235.7	142.5	8.375%	9.03%
$1bn senior secured notes due 2018
January 2018	Accounting	1,000.0	615.7	6.50%	7.02%
$500m senior secured notes due 2021
January 2021	Accounting	500.0	308.9	5.25%	6 month LIBOR + 1.94%
$500m senior notes due 2022
February 2022	Accounting	500.0	313.6	5.25%	5.80%
$900m senior notes due 2022
February 2022	Accounting	900.0	560.0	4.875%	5.11%
		$4,400.0	£2,617.4
Other
December 2013	Economic	43.3	30.8	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
		€43.3	£30.8

December 2013	Economic	29.7	43.3	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
		£29.7	€43.3
All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the $1 billion senior notes due 2016.
Interest Rate Swaps
As of March 31, 2013, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. We have also entered into interest rate swap agreements to manage our exposure to changes in the fair value of the £650 million senior secured notes due 2021. The interest rate swaps allow us to receive or pay interest based on six month LIBOR in exchange for payments or receipts of interest at fixed rates.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 6—Derivative Financial Instruments and Hedging Activities (continued)

The terms of our outstanding interest rate swap contracts at March 31, 2013 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
July 2012 to December 2015	Economic	£600.0	6 month LIBOR	2.86%
£650m senior secured notes due 2021
January 2021	Accounting	£650.0	5.50%	6 month LIBOR + 1.84%
Foreign Currency Forward Rate Contracts
As of March 31, 2013, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2013 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average exchange rate
		(in millions)	(in millions)
Committed and forecasted purchases
April 2013 to June 2013	Economic	$36.0	£22.3	1.6174

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
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the period in which they occur. During the three months ended March 31, 2013 and 2012, we recognized no gain or loss relating to ineffectiveness on our cash flow hedges.
See Note 9 - Comprehensive Income for details of the effective amount of gain or (loss) recognized in other comprehensive income and amounts reclassified to earnings during the three months ended March 31, 2013.
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
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments in net income in the condensed consolidated statements of comprehensive income in the period in which they occur. We recognized hedge ineffectiveness losses of £4.1 million for the three months ended March 31, 2013, and gains of £1.7 million for the three months ended March 31, 2012.

Note 7—Income taxes
For the three months ended March 31, 2013, we recognized a net income tax expense of £22.1 million compared to an expense of £0.1 million for the three months ended March 31, 2012. The net income tax expense of £22.1 million represents the net reduction in our deferred tax assets where these have been used to offset to nil our taxable profits for the three months ended March 31, 2013.
Our net income tax expense for the three months ended March 31, 2013 at the U.K. statutory tax rate of 23.25% would have been £34.0 million, being £11.9 million higher than our actual net income tax expense. Our lower actual net income tax expense arises principally from other timing differences decreasing net income tax expense by £11.9 million.
For the three months ended March 31, 2012, our income tax expense was £0.1 million.
During the fourth quarter of 2012, we reversed £2.4 billion of valuation allowances on certain of our U.K. deferred tax assets and £0.1 billion of valuation allowances on the U.S. deferred tax assets in our dual resident companies. The basis of these reversals is explained in Note 9 - Income Taxes, of our 2012 Annual Report.
The deferred tax assets and liabilities presented at March 31, 2013, reflect the current U.K. corporate income tax rate of 23%. During the three months ended March 31, 2013, it was announced that the U.K. corporate income tax rate will fall to 21% from April 2014 and 20% from April 2015. It is expected that this change will be enacted during the third quarter of 2013.

Note 8—Share Based Compensation
Stock Option Plans
We are indirect, wholly owned subsidiaries of Virgin Media Inc. Accordingly, we have no stock-based compensation plans. As at March 31, 2013, certain of our employees participated in the stock-based compensation plans of Virgin Media Inc, as described in Virgin Media Inc.'s 2012 Annual Report filed with the SEC on February 7, 2013 on Form 10-K.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Comprehensive Income

Comprehensive income comprises (in millions):

	Three months ended March 31,
	2013	2012
Net income	£124.1	£24.2
Net unrealized gains (losses) on derivatives, net of tax	111.8	(66.4)
Reclassification of derivative (gains) losses to net income, net of tax	(114.3)	61.8
Pension liability adjustment, net of tax	0.4	—
Total comprehensive income	£122.0	£19.6

The following table presents the effective amount of gain or loss recognized in other comprehensive income and amounts reclassified to earnings during the three months ended March 31, 2013 (in millions):

	Derivatives			Pension		Total
	Interest rate swaps	Cross- currency interest rate swaps	Tax effect of derivative transactions	Pension liability adjustment	Tax effect of pension transactions
Balance at December 31, 2012	£3.3	£(72.8)	£1.0	£(108.4)	£9.9	£(167.0)
Amounts recognized in other comprehensive income	—	108.3	—	—	—	108.3
Amounts reclassified to earnings impacting:
Foreign exchange gain	—	(114.8)	—	—	—	(114.8)
Interest expense	—	0.5	—	—	—	0.5
Selling, general and administrative expenses	—	—	—	0.5		0.5
Tax effect recognized	—	—	3.5	—	(0.1)	3.4
Balance at March 31, 2013	£3.3	£(78.8)	£4.5	£(107.9)	£9.8	£(169.1)

Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax income or losses that would be reclassified from other comprehensive income to earnings would be losses of £0.0 million relating to interest rate swaps and foreign exchange contracts, and £7.0 million relating to cross-currency interest rate swaps.

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

	Three months ended March 31,
	2013	2012
Operating costs	£11.0	£10.8
Selling, general and administrative expenses	15.1	13.5
	£26.1	£24.3
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
Our revenue generating activities are subject to Value Added Tax, or VAT. The U.K. tax authorities have challenged our VAT treatment of certain of these activities. As a result, we have estimated contingent losses totaling £33.0 million as of March 31, 2013 that are not accrued for, as we deem them to be reasonably possible, but not probable, of resulting in a liability. We currently expect an initial hearing on these matters to take place during the second half of 2013 or early 2014.
Note 12—Industry Segments
VMIH and VMIL are not managed separately from Virgin Media and financial information is only prepared and reviewed by the chief operating decision maker (CODM) of Virgin Media, who is also the CODM of VMIH and VMIL, at the consolidated Virgin Media level. Virgin Media's segments are based on its method of internal reporting along with the criteria used by its chief executive officer, who is its CODM, to evaluate segment performance, and make capital allocation decisions. Virgin Media has two reporting segments, Consumer and Business, as described below.
Our Consumer segment is our largest segment, consisting of the distribution of television programming, broadband and fixed line telephony services to residential customers on our cable network, the provision of broadband and fixed line telephony services to residential customers outside of our cable network, and the provision of mobile telephony and mobile broadband to residential customers.
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
The following segment information is based on the consolidated results of Virgin Media, VMIH and VMIL for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£879.1	£521.9	£835.8	£486.7
Business	163.4	85.5	170.4	91.2
Subtotal	£1,042.5	£607.4	£1,006.2	£577.9
Companies not consolidated in VMIH and VMIL	(29.9)		(28.4)
Total	£1,012.6		£977.8

The reconciliation of total segment contribution to consolidated operating income and net income for VMIH and VMIL is as follows (in millions):

	Three months ended March 31,
	2013	2012
Total segment contribution	£607.4	£577.9
Other operating and corporate costs	208.9	201.4
Restructuring and other charges	0.4	5.4
Depreciation	248.3	240.2
Operating profit of subsidiaries not consolidated in either VMIH or VMIL	(1.1)	(1.6)
Consolidated operating income	150.9	132.5
Other income (expense)
Interest expense (1)	(78.7)	(99.8)
Gain (loss) on derivative instruments	6.3	(6.1)
Foreign currency gains (losses)	49.5	(14.9)
Interest income and other, net (2)	18.2	12.6
Income tax expense	(22.1)	(0.1)
Net income	£124.1	£24.2

(1)	Interest expense represents the total of interest expense and interest expense to group companies.

(2)	Interest income and other, net represents the total of interest income and other, net and interest income from group companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided to assist readers in understanding our recent developments, results of operations, financial condition and cash flows. Our MD&A should be read in conjunction with the description of our business and the risk factors affecting us set out in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on February 7, 2013, and which we refer to herein as our 2012 Annual Report.
Our MD&A is organized as follows:

•	Overview: Analysis of recent developments in our business together with a summary of overall performance, provided up-front to give context to the remainder of our MD&A.

•
Critical accounting estimates: A summary of the critical accounting estimates and subjective interpretations of accounting principles that impact our reported results of operations and financial condition.

•
Consolidated results of operations: Discussion and analysis of our results of operations. We present factors impacting our Consumer and Business segments, our network costs, and other significant components of our results of operations.

•
Liquidity and capital resources: Discussion and analysis of our financial condition, cash flows and liquidity. This section includes discussion of the fair values of our financial instruments, contractual obligations, and off-balance sheet arrangements.

OVERVIEW
We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of March 31, 2013, we provided services to 4.9 million residential cable customers on our network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, providing mobile telephony service to 1.7 million contract mobile customers and 1.3 million prepay mobile customers over third party networks. In addition, we provide a complete portfolio of voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K. through Virgin Media Business. A detailed description of our business is set out in our 2012 Annual Report.
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

On February 5, 2013, we entered in to an Agreement and Plan of Merger, or Merger Agreement, with Liberty Global, Inc., or Liberty Global, and certain of its direct or indirect wholly owned subsidiaries, or the Merger Subsidiaries. We have incurred and expect to incur further costs as a direct consequence of the Merger Agreement. In particular, these costs have and will be associated with changing our debt and equity structure, which have and will result in, among other charges, additional administrative expenses, losses on extinguishment of debt, gains and losses on derivative instruments, interest expense and stock based compensation expense. For more information on the proposed merger see Note 3 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS
Our revenue by segment for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three months ended March 31,
	2013		2012
Consumer segment	£879.1	84.3%	£835.8	83.1%
Business segment	163.4	15.7%	170.4	16.9%
	£1,042.5	100.0%	£1,006.2	100.0%
Consumer Segment
Our strategy of revenue growth through customer additions, product cross sell, tier mix and selective price increases led to Consumer segment revenues increasing by 5.2% during the three months ended March 31, 2013 to £879.1 million compared to £835.8 million in the three months ended March 31, 2012.
Continued demand for superfast broadband and our TiVo television service led to further improvements in churn and a moderate increase in net new subscribers, with cable customer net additions of 8,600 in the quarter ended March 31, 2013 compared to 21,200 in the quarter ended March 31, 2012. Average monthly cable customer churn for the quarter ended March 31, 2013 fell to 1.1% compared with 1.2% in the quarter ended March 31, 2012. Within our residential cable customer base, net triple play customer additions, including existing customers taking additional services, in the quarter ended March 31, 2013 were 17,500, compared to 29,700 in the quarter ended March 31, 2012. This took our triple play penetration to 65.1% of our residential cable customer base at March 31, 2013, compared to 64.0% of our residential cable customer base at March 31, 2012.
Continued demand for our services was also reflected in an improved product mix which, together with price rises in April 2012 and February 2013, increased monthly average revenue per user for our cable customers, or cable ARPU. Average monthly cable ARPU for the three months ended March 31, 2013 was £49.38 compared with £46.95 for the three months ended March 31, 2012, a 5.2% improvement.
We have continued to focus on improving our mobile customer mix during the three months ended March 31, 2013, after releasing new all inclusive contract tariff propositions in the second half of 2012. We have also maintained focus on the cross selling opportunity to homes that currently take one or more of our cable services. Total mobile customer numbers remained reasonably constant at 2,996,800 at March 31, 2013 compared to 3,008,000 at March 31, 2012, with 156,000 additional customers taking a mobile on a contract being offset by a 167,200 decline in our prepay customer numbers. At March 31, 2013, contract customers represented 58.2% of our mobile base compared with 52.8% at March 31, 2012.
Mobile ARPU has decreased from £14.96 for the three months ended March 31, 2012, to £14.60 for the three months ended March 31, 2013, as a result of lower chargeable outbound usage and the effect of regulated changes in mobile termination rates, partially offset by our improving customer mix.
Quad-play penetration, where a household takes all three of our cable products and at least one mobile phone service from us, increased to approximately 15.9% of our residential cable customer base at March 31, 2013, compared to approximately 15.0% at March 31, 2012.
Consumer segment contribution increased to £521.9 million for the three months ended March 31, 2013 compared to £486.7 million for the quarter ended March 31, 2012. The increase from 2012 arose principally from the higher revenues discussed above, partially offset by an increase in our television content cost of sales and higher mobile subscriber acquisition costs.
Business Segment
Business segment revenue decreased 4.1% to £163.4 million for the three months ended March 31, 2013, from £170.4 million for the three months ended March 31, 2012. This has been primarily driven by lower installation revenues in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, along with customer churn and a decline in voice usage, offset by a slight increase in LAN revenue in the three months ended March 31, 2013.
The reduction in revenue has been the principal driver of a decrease in Business segment contribution to £85.5 million in the three months ended March 31, 2013 compared to £91.2 million in the three months ended March 31, 2012.

LIQUIDITY & CAPITAL RESOURCES

Long term debt
Consummation of the merger would represent a change of control event under the terms of the relevant indentures of all of the senior secured notes and senior notes issued by our wholly owned subsidiaries Virgin Media Secured Finance PLC, or VMSF, and Virgin Media Finance PLC, or VMF, and obligate us to offer the noteholders the right to put their notes back to us at 101% of the principal amount plus accrued interest. At the request of Liberty Global, on February 6, 2013, VMSF and VMF commenced consent solicitations in respect of some of these notes for the noteholders to preemptively waive this obligation and to seek consents to effect certain other proposed amendments in relation to the merger. Holders of our dollar-denominated 6.50% senior secured notes due 2018, sterling-denominated 7.00% senior secured notes due 2018, dollar-denominated 8.375% senior notes due 2019 and sterling-denominated 8.875% senior notes due 2019 granted consent to preemptively waive this obligation. Holders of our dollar-denominated 5.25% senior secured notes due 2021 and sterling-denominated 5.50% senior secured notes due 2021, collectively our 2021 Notes, did not grant consent to preemptively waive this obligation and therefore we will be required to make an offer to repurchase these notes within 30 days of the consummation of the merger.
We have not solicited consents in relation to our dollar-denominated 5.25% senior notes due 2022, our dollar- denominated 4.875% senior notes due 2022 and our sterling-denominated 5.125% senior notes due 2022, collectively our 2022 Notes, and will be required to make an offer to repurchase these notes within 30 days of the consummation of the merger.
On May 3, 2013, we launched to holders a notice of change of control and offer to purchase our 2021 and 2022
Notes, which will remain open until 11:59 p.m. New York City time on June 7, 2013, unless the offer is extended or terminated.
Upon consummation of the merger our convertible notes will have the right to convert and receive the same consideration that is received in the merger as the holders of our common stock. We will also be required to offer the convertible holders the right to put their notes to the company at 100% of the principal amount plus accrued interest.
On March 13, 2012, VMF issued $500 million aggregate principal amount of 5.25% senior notes due 2022 at par. The proceeds of $495.5 million, net of fees, were received on March 13, 2012. Interest is payable on February 15 and August 15 each year, beginning on August 15, 2012. The senior notes due 2022 rank pari passu with VMF's outstanding senior notes due 2019. On March 28, 2012, we used the net proceeds from these senior notes due 2022, and cash on our balance sheet, to redeem $500 million of the principal amount of the $1,350 million 9.50% senior notes due 2016. We recognized a loss on extinguishment of £58.6 million as a result of this redemption, which represented the difference between the consideration paid to redeem the $500 million of the 9.50% senior notes due 2016 and the carrying value of those notes, and the write-off of associated deferred finance costs.
On June 28, 2012, we borrowed £100.0 million under our revolving credit facility of £450.0 million. We repaid this amount in full on September 28, 2012.
On October 30, 2012, VMF issued $900 million aggregate principal amount of 4.875% senior notes and £400 million aggregate principal amount of 5.125% senior notes due February 15, 2022 at par. Interest is payable on February 15 and August 15 each year, commencing February 15, 2013. We used the net proceeds from the senior notes due 2022, issued in October 2012, to redeem in full the outstanding $850 million and €180 million 9.50% senior notes due 2016 and to redeem $92.9 million of the principal amount of the $600 million 8.375% senior notes due 2019 and £96.5 million of the principal amount of the £350 million 8.875% senior notes due 2019. We recognized a loss on extinguishment of debt of £129.2 million as a result of these redemptions, which represented the difference between the consideration paid to redeem the respective notes and the carrying value of those notes, and the write-off of associated deferred finance costs.
Capital optimization program
Since we began our capital return program in July 2010, we have repurchased 73 million shares of common stock for £1,127.0 million, which is approximately 22% of our share count at July 2010. We purchased 52.5 million shares during the first and second phases of our program in 2010 and 2011 at an average purchase price of $24.35. The second phase of our program announced on July 27, 2011 continued during 2012 with the purchase and cancellation of a further 20.5 million shares during the year at an average purchase price of $25.39. With the near completion of our second phase program, we announced on December 14, 2012, a third phase to our share buyback program of at least £1,122.5 million to be completed before the end of 2014, which includes £122.5 million remaining under our second phase program.

Under the terms of the Merger Agreement, we have suspended our capital returns program pending consummation of the merger. Should the merger not be consummated we intend to resume this program.
No shares of common stock have been repurchased during the three months ended March 31, 2013. During the three months ended March 31, 2012, we repurchased 10.2 million shares at an average purchase price per share of $24.58.

CRITICAL ACCOUNTING ESTIMATES
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

CONSOLIDATED RESULTS OF OPERATIONS
SEGMENTAL RESULTS OF OPERATIONS
We earn revenues and incur costs in our two segments, Consumer and Business. Our segments are based on our management organizational structure at March 31, 2013 and are fully described in Note 12 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Segment contribution is our measure of segment profitability and is operating income excluding certain costs. Our primary asset is our cable network, which is shared by our Consumer and Business Segments. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting. Segment contribution therefore excludes the cost of operating our network, depreciation, amortization, and goodwill and intangible asset impairments. Corporate costs are not directly attributable to either segment and are also excluded from segment contribution. Restructuring and other charges are excluded from segment contribution as we believe they are not characteristic of our underlying business operations.

Consumer Segment
The summary combined results of operations of our Consumer segment for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31,
	2013	2012	Increase/(Decrease)
Revenue	£879.1	£835.8	5.2%
Segment contribution	£521.9	£486.7	7.2%

Revenue
Our Consumer segment revenue for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three months ended March 31,
	2013	2012	Increase/ (Decrease)
Revenue:
Cable	£725.8	£678.3	7.0%
Mobile (1)	137.8	138.5	(0.5)
Non-cable	15.5	19.0	(18.4)
Total revenue	£879.1	£835.8	5.2%

(1)	Includes equipment revenue stated net of discounts earned through service usage.
For the quarter ended March 31, 2013, revenue from our Consumer segment customers increased by 5.2% to £879.1 million from £835.8 million for the three months ended March 31, 2012.

Cable Revenue and Statistics
Cable revenue for the three months ended March 31, 2013, increased by 7.0% to £725.8 million compared to £678.3 million in the three months ended March 31, 2012, driven principally by price rises, a larger customer base and the continued success of our "Collections" offerings.
ARPU for the three months ended March 31, 2013, increased by 5.2% to £49.38 from £46.95 in the three months ended March 31, 2012, principally due to price rises and the continued success of our "Collections" offerings.
Our net customer additions for the three months ended March 31, 2013 was 8,600, being the net of gross additions and gross disconnections, compared to net additions of 21,200 in the three months ended March 31, 2012. This decrease in our net additions was as a result of a lower number of gross additions. Consistent with the trend seen throughout 2012, customer churn reduced to 1.1% for the three months ended March 31, 2013, compared to 1.2% for the three months ended March 31, 2012. The total number of cable products grew to 12,271,300 at March 31, 2013 from 12,071,500 at March 31, 2012, representing a net increase in products of 199,800.
We have summarized below selected statistics for our cable customers which we believe are important in understanding trends in our cable operations. The table below provides these for the quarter ended March 31, 2013 and the four prior quarters.

	Three months ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Opening customers	4,894,300	4,851,600	4,812,100	4,826,800	4,805,600
Customer additions	176,100	208,700	243,000	181,700	189,300
Customer disconnections	(167,500)	(166,000)	(203,500)	(196,400)	(168,100)
Net customer additions (disconnections)	8,600	42,700	39,500	(14,700)	21,200
Closing customers	4,902,900	4,894,300	4,851,600	4,812,100	4,826,800
Cable churn (1)	1.1%	1.1%	1.4%	1.4%	1.2%
Cable products:
Television	3,782,100	3,795,500	3,778,400	3,767,700	3,775,300
Telephone	4,179,600	4,179,100	4,157,700	4,148,300	4,147,600
Broadband	4,309,600	4,272,200	4,209,500	4,152,600	4,148,600
Total cable products	12,271,300	12,246,800	12,145,600	12,068,600	12,071,500
Cable products/Customer	2.50	2.50	2.50	2.51	2.50
Triple-play penetration	65.1%	64.9%	64.7%	64.6%	64.0%
Cable Average Revenue Per User (2)	£49.38	£48.87	£48.73	£48.82	£46.95
Cable ARPU calculation:
Cable revenue (millions)	£725.8	£714.8	£704.7	£706.1	£678.3
Average customers	4,898,800	4,875,900	4,820,600	4,821,100	4,816,600

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

(2)
The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. The average number of customers is calculated by adding the number of customers at the start of the quarter and at the end of each month of the quarter and dividing by four.

Mobile Revenues and Statistics
Our mobile revenue for the three months ended March 31, 2013 remained relatively consistent at £137.8 million compared to £138.5 million for the three months ended March 31, 2012. The effects of lower chargeable outbound usage and the regulated reduction in mobile termination rates, partially offset by our improving customer mix, have resulted in Mobile ARPU decreasing by 2.4% to £14.60 for the three months ended March 31, 2013, compared to £14.96 for the three months ended March 31, 2012.
Between March 31, 2012 and March 31, 2013, the number of mobile customers decreased by a net 11,200. Contract customer gains of 156,000 were offset by a reduction of 167,200 prepay customers. The growth in contract customers reflects our strategy of quality customer growth through all-inclusive tariffs, migrating prepay customers to contracts and cross-selling mobile contracts to our cable customers. The decrease in prepay customers reflects the level of competition in the prepay market and our strategy of migrating prepay customers to contracts due to lower churn and higher overall lifetime value of contract customers.
We have summarized below selected statistics for our mobile customers which we believe are important in understanding trends in our mobile operations. The table below provides these for the quarter ended March 31, 2013, and the four prior quarters.

	Three months ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Contract mobile customers (1):
Opening contract mobile customers	1,708,900	1,670,900	1,641,900	1,588,000	1,523,900
Net contract mobile customer additions	35,100	38,000	29,000	53,900	64,100
Closing contract mobile customers	1,744,000	1,708,900	1,670,900	1,641,900	1,588,000
Prepay mobile customers (1):
Opening prepay mobile customers	1,328,600	1,360,700	1,384,800	1,420,000	1,513,400
Net prepay mobile customer disconnections	(75,800)	(32,100)	(24,100)	(35,200)	(93,400)
Closing prepay mobile customers	1,252,800	1,328,600	1,360,700	1,384,800	1,420,000
Total closing mobile customers: (1)	2,996,800	3,037,500	3,031,600	3,026,700	3,008,000
Mobile average revenue per user (2)	£14.60	£15.13	£14.72	£14.86	£14.96
Mobile ARPU calculation:
Mobile service revenue (millions)	£132.0	£137.2	£133.8	£134.5	£135.1
Average mobile customers	3,013,400	3,023,900	3,030,800	3,017,100	3,009,700

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

Non-cable Revenue and Statistics
Revenue for our residential customers that are not connected directly to our cable network, or non-cable customers, for the three months ended March 31, 2013 decreased by 18.4% to £15.5 million from £19.0 million in the three months ended March 31, 2012. This trend was driven principally by competition in the market which continues to increase as our competitors upgrade their networks to provide fiber based services in areas that are outside of our network. This led to a 22.4% decline in non-cable customers to 180,900 at March 31, 2013 compared to 233,000 at March 31, 2012.
Between March 31, 2012 and March 31, 2013, the total number of non-cable products decreased by 21.8% to 303,700, primarily due to increased competition in the market.
We have summarized below selected statistics for our non-cable customers that we believe are important in understanding trends in our non-cable operations. The table below provides these for the three months ended March 31, 2013 and the four prior quarters.

	Three months ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Opening Customers	192,800	203,900	218,600	233,000	248,200
Net customer disconnects	(11,900)	(11,100)	(14,700)	(14,400)	(15,200)
Closing Customers	180,900	192,800	203,900	218,600	233,000

Opening Non-cable products:
Telephone	130,500	136,500	146,700	155,300	163,300
Broadband	192,800	203,900	218,600	233,000	248,200
	323,300	340,400	365,300	388,300	411,500

Net Non-cable product (disconnects) additions:
Telephone	(7,700)	(6,000)	(10,200)	(8,600)	(8,000)
Broadband	(11,900)	(11,100)	(14,700)	(14,400)	(15,200)
	(19,600)	(17,100)	(24,900)	(23,000)	(23,200)

Closing Non-cable products:
Telephone	122,800	130,500	136,500	146,700	155,300
Broadband	180,900	192,800	203,900	218,600	233,000
	303,700	323,300	340,400	365,300	388,300
Consumer Segment Contribution
Consumer segment contribution for the three months ended March 31, 2013, increased to £521.9 million from £486.7 million in the three months ended March 31, 2012. The increase was primarily due to a combination of price rises and higher customer numbers driving higher revenues, as described in Cable Revenue and Statistics above, although partially offset by higher segment cost of sales and selling, general and administrative, or SG&A, expenses.
Consumer cost of sales increased by £10.7 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, driven principally by increased cost of acquiring television content and higher mobile subscriber acquisition costs.

Business Segment
The summary combined results of operations of our Business segment for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31,
	2013	2012	Increase/ (Decrease)
Revenue	£163.4	£170.4	(4.1)%
Segment contribution	£85.5	£91.2	(6.3)%
Revenue
Revenue from business customers for the three months ended March 31, 2013, decreased by 4.1% to £163.4 million from £170.4 million in the three months ended March 31, 2012.

	Three months ended March 31,
	2013	2012	Increase/ (Decrease)
Revenue:
Retail:
Data	£74.0	£79.8	(7.3)%
Voice	34.5	37.4	(7.8)
LAN Solutions and other	13.4	9.6	39.6
	121.9	126.8	(3.9)
Wholesale:
Data	36.9	36.3	1.7
Voice	4.6	7.3	(37.0)
	41.5	43.6	(4.8)
Total revenue	£163.4	£170.4	(4.1)%
Retail data revenue continues to generate the most significant portion of retail business revenue although in the three months ended March 31, 2013, retail data revenue decreased by 7.3% to £74.0 million, compared to £79.8 million in the three months ended March 31, 2012. Retail data revenue for the three months ended March 31, 2012 included higher levels of installation revenue that were not repeated, although the effect of this was partially offset by an increase in rental revenue in the three months ended March 31, 2013.
Retail voice revenue decreased by 7.8% to £34.5 million in the three months ended March 31, 2013, compared to £37.4 million in the three months ended March 31, 2012, principally as a result of customer churn and continuing market decline in voice revenue. This is consistent with the trend seen for fixed-line telephony in our Consumer segment, and we expect it to continue.
LAN solutions and other revenue increased by 39.6% to £13.4 million in the three months ended March 31, 2013, as compared to £9.6 million in the three months ended March 31, 2012. The increase was primarily due to an increase in LAN equipment supply revenue.
Wholesale revenue decreased by 4.8% to £41.5 million in the three months ended March 31, 2013, compared to £43.6 million in the three months ended March 31, 2012, principally as a result of lower voice traffic levels.
Business Segment Contribution
Business segment contribution for the three months ended March 31, 2013, decreased to £85.5 million from £91.2 million for the three months ended March 31, 2012. The decrease in segment contribution is primarily due to decreased revenues discussed above.

OPERATING EXPENSES
Operating Costs
Operating costs for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31,
	2013	2012	Increase/ (Decrease)
Operating costs:
Consumer cost of sales	£266.2	£255.5	4.2%
Business cost of sales	58.2	61.6	(5.5)
Network and other operating costs	103.0	99.8	3.2
Total operating costs	£427.4	£416.9	2.5%
Operating costs for the three months ended March 31, 2013 increased by 2.5% to £427.4 million from £416.9 million for the three months ended March 31, 2012.
Consumer cost of sales increased by £10.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to increased costs on certain television content arrangements and higher mobile subscriber acquisition costs. This was partially offset by a reduction in our fixed line telephony cost as a result of decreasing usage and the effect of mobile termination rate changes since March 31, 2012.
Business segment cost of sales decreased by £3.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily as a result of our lower revenues.
Network and other operating costs have increased by £3.2 million for the three months ended March 31, 2013 primarily as a result of increased maintenance activity.
As a result of revenue growing at a faster rate than operating costs, during the months ended March 31, 2013, operating costs as a percentage of revenue decreased to 41.0% from 41.4% for the three months ended March 31, 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SG&A, for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31,
	2013	2012	Increase/ (Decrease)
Selling, general and administrative expenses:
Employee and outsourcing costs	£114.9	£116.0	(0.9)%
Marketing costs	48.6	52.6	(7.6)
Facilities	15.4	14.4	6.9
Other	37.7	29.8	26.5
Total selling, general and administrative expenses	£216.6	£212.8	1.8%
SG&A for the three months ended March 31, 2013 was £216.6 million, increasing 1.8% from £212.8 million for the three months ended March 31, 2012.
Included within SG&A for the three months ended March 31, 2013 was £7.8 million incurred as a direct result of our proposed merger with Liberty Global. These expenses are included as "Other" components of SG&A and comprised primarily legal and professional fees. For more information on the proposed merger, see Note 3 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Restructuring and Other Charges
There were insignificant restructuring and other charges of £0.4 million incurred in the three months ended March 31, 2013, compared to £5.4 million in the three months ended March 31, 2012.

Depreciation Expense
Depreciation expense for the three months ended March 31, 2013, increased by 3.3% to £248.3 million from £240.2 million for the three months ended March 31, 2012. The increase in depreciation expense was primarily a result of depreciation in respect of fixed asset additions with a generally shorter useful economic life than existing assets.

OTHER INCOME AND EXPENSES
Interest Expense
Interest expense for the three months ended March 31, 2013, decreased to £89.7 million from £105.6 million for the three months ended March 31, 2012. The decrease was primarily due to reductions in the cost of borrowing on our debt as a result of refinancing activity, combined with the effect of interest and cross-currency interest rate swaps designated as accounting hedges.
We paid cash interest in the three months ended March 31, 2013 of £53.2 million compared to £90.9 million in the three months ended March 31, 2012.
The decreases in both interest expense and cash interest paid were primarily as a result of lower average interest rates during the quarter and differences in the timing of interest payments on our senior credit facility and senior notes, due to the refinancing activity we have undertaken since March 31, 2012.
Loss on Extinguishment of Debt
The loss on extinguishment of debt of £58.6 million for the three months ended March 31, 2012 related to the redemption of $500 million of our 9.50% U.S. dollar denominated senior notes due 2016.
Gain on Derivative Instruments
The gain on derivative instruments of £103.6 million in the three months ended March 31, 2013 was primarily due to a gain on our conversion hedges relating to our convertible senior notes caused by an increase in the price of our common stock compared to December 31, 2012. Similarly, the gain on derivative instruments of £44.5 million in the three months ended March 31, 2012, was primarily driven by a gain on the conversion hedges caused by an increase in the price of our common stock and a decrease in the counterparty credit risk adjustment.
Foreign Currency Losses
The foreign currency loss of £2.2 million in the three months ended March 31, 2013 was primarily due to realized losses on transactions denominated in foreign currencies.
In the three months ended March 31, 2012, the foreign currency losses of £4.4 million were primarily due to foreign exchange movements between the issuance of our $500 million U.S. dollar denominated senior notes due 2022 on March 13, 2012 and the redemption of $500 million of our 9.5% U.S. dollar denominated senior notes due 2016 on March 28, 2012. Although this created an accounting loss, any economic exposure during this period was fully mitigated by our holding a matching asset and liability position.
Interest Income and Other, Net

The principal balance of interest income and other, net, received in both the three months ended March 31, 2013 and the three months ended March 31, 2012 is in respect of bank and other external interest income earned on our cash and cash equivalents.

Income Tax Expense
Income tax expense for the three months ended March 31, 2013 was £22.7 million compared to £0.1 million for the three months ended March 31, 2012. The income tax expense for the three months ended March 31, 2013 represents the net reduction in our deferred tax assets where these have been used to offset to nil our taxable profits for the quarter.
Our net income tax expense for the three months ended March 31, 2013 at the U.S. federal statutory tax rate of 35% would have been £56.6 million, being £33.9 million higher than our actual net income tax expense. Our lower actual net income tax expense arises principally from the applicable UK statutory corporation tax rate of 23.25% reducing income tax expense by £11.9 million and permanent differences reducing net income tax expense by £28.4 million, offset by other timing differences increasing net income tax expense by £6.4 million.
For the three months ended March 31, 2012, our income tax expense was £0.1 million.
On December 31, 2012, we reversed £2.5 billion of valuation allowances on certain of our U.K. deferred tax assets and £0.1 billion of valuation allowances on the U.S. deferred tax assets in our dual resident companies. The basis of these reversals is explained in Note 11 - Income Taxes to our audited consolidated financial statements included in our 2012 Annual Report.
The deferred tax assets and liabilities presented at March 31, 2013, reflect the current U.K. corporate income tax rate of 23%. During the three months ended March 31, 2013, it was announced that the U.K. corporate income tax rate will fall to 21% from April 2014 and 20% from April 2015. It is expected that this change will be enacted during the third quarter of 2013.

EARNINGS PER SHARE
Net Income
Net income for the three months ended March 31, 2013 was £138.9 million compared with £7.0 million for the three months ended March 31, 2012, due to the factors discussed above.
Basic Income per Share
Basic income per share for the three months ended March 31, 2013 was £0.51, compared to £0.02 for the three months ended March 31, 2012. Basic income per share is computed using a weighted average of 269.8 million shares outstanding for the three months ended March 31, 2013 and a weighted average of 282.3 million shares outstanding for the three months ended March 31, 2012.
Dividends
During both the three months ended March 31, 2013, and the three months ended March 31, 2012, we paid a dividend of $0.04 per share. Further details of dividend payments are set out in the Liquidity and Capital Resources section of this MD&A.

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
Monthly receipts from customers in our Consumer segment together with receipts from our Business customers continue to be our principal source of cash, and we expect this to continue. Net cash from operating activities increased by 44.3% in the quarter to £306.0 million, compared to £212.1 million in the comparative quarter.
During the three months ended March 31, 2013, we paid cash interest of £53.2 million on our borrowings, which was 41.5% lower than the £90.9 million of interest paid in the three months ended March 31, 2012, principally due to lower interest rates following refinancing activity carried out in 2012.

Operating Activities
During the three months ended March 31, 2013, net cash provided by operating activities increased by £93.9 million to £306.0 million compared to £212.1 million in the three months ended March 31, 2012. This increase arose principally from improved operating results, increasing operating income and a decrease in cash interest payments as a result of lower average interest rates, partially offset by an adverse movement in operating assets and liabilities.
Cash paid for interest in the three months ended March 31, 2013, exclusive of amounts capitalized, decreased to £53.2 million from £90.9 million during the three months ended March 31, 2012. This decrease was primarily as a result of lower average interest rates during the three months ended March 31, 2013, along with differences in the timing of the interest payments on our senior credit facility and senior notes. The change in the timing of the interest payments on our senior notes is as a result of the refinancing activity undertaken during 2012.

Investing Activities
During the three months ended March 31, 2013, cash used in investing activities of £172.9 million decreased from £186.3 million in the three months ended March 31, 2012. This was principally driven by a decrease in purchases of fixed assets totaling £174.4 million, from £184.1 million in the three months ended March 31, 2012.

Financing Activities
During the three months ended March 31, 2013 cash used in financing activities totaled £21.6 million compared to £183.6 million in the three months ended March 31, 2012.
During the three months ended March 31, 2013 cash used in financing activities primarily comprised £22.6 million of principal payments on capital leases.
In the three months ended March 31, 2012, we used the net proceeds of a new issuance of $500 million 5.25% U.S. dollar senior notes due 2022 to redeem $500 million of the principal amount of our $1,350 million 9.50% senior notes due 2016. We also used £157.3 million of cash to repurchase our common stock.

During the three months ended March 31, 2013, and 2012, we paid quarterly dividends of $0.04 per share of common stock, resulting in a total cash outflow of £7.1 and £7.0 million, respectively.

Cash dividends
During the year ended December 31, 2012 and the three months ended March 31, 2013, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2012:
February 17, 2012	$0.04	March 12, 2012	March 22, 2012	£7.0
May 23, 2012	0.04	June 12, 2012	June 22, 2012	7.1
August 21, 2012	0.04	September 11, 2012	September 21, 2012	6.6
November 16, 2012	0.04	December 11, 2012	December 21, 2012	6.6
Three months ended March 31, 2013:
February 5, 2013	$0.04	March 12, 2013	March 22, 2013	£7.1
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

LONG TERM DEBT
An analysis of our long term debt facilities, including the impact of hedging activity and our capital optimization programs is provided below. Further details of long term debt instruments are provided in Note 4 to our condensed consolidated financial statements in Item 1 of this Form 10-Q, with full details being contained in the material contracts governing our debt instruments, which have been filed pursuant to the requirements of the Securities Exchange Act of 1934.
Under the terms of the Merger Agreement, our financial indebtedness will be materially changed and the level of debt increased. The instruments described below will be subject to change on consummation of the merger. For more information on the proposed merger, see Note 3 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which includes details of consents sought from certain of our note holders during the three months ended March 31, 2013.
Senior Unsecured Notes
VMF has issued senior unsecured notes in a mix of principally U.S. dollar and Sterling denominated instruments:

			Carrying value (£ million)
Senior unsecured notes	Issue date	Annual interest date	March 31, 2013	December 31, 2012
$600m 8.375% U.S. dollar due Oct 15, 2019(1)	November 2009	Apr 15th & Oct 15th	329.3	309.3
£350m 8.875% Sterling due Oct 15, 2019(2)	November 2009	Apr 15th & Oct 15th	250.4	250.3
$500m 5.25% U.S. dollar due Feb 15, 2022(3)	March 2012	Feb 15th & Aug 15th	328.8	308.9
$900m 4.875% U.S. dollar due Oct 30, 2022(3)	October 2012	Feb 15th & Aug 15th	591.8	555.9
£400m 5.125% Sterling due Oct 30, 2022(3)	October 2012	Feb 15th & Aug 15th	400.0	400.0
Total senior unsecured notes			£1,900.3	£1,824.4
(1) Principal amount outstanding at December 31, 2012 was $507.1 million following partial redemption of $92.9 million on October 30, 2012
(2) Principal amount outstanding at December 31, 2012 was £253.5 million following partial redemption of £96.5 million on October 30, 2012
(3) On May 3, 2013, we launched to holders a notice of change of control and offer to purchase our 2021 and 2022 Notes, which will remain open until 11:59 p.m. New York City time on June 7, 2013, unless the offer is extended or terminated.
We have entered in to cross currency interest rate swaps to mitigate the interest and foreign exchange risks associated with our U.S. dollar, and historically euro, denominated debt, which for the U.S. dollar senior unsecured notes due 2019 and 2022 increases the weighted average interest rate to 9.02% and 5.35% respectively.

The principal value of our senior unsecured notes outstanding has increased to £1,900.3 million at March 31, 2013 from £1,824.4 million at December 31, 2012, with the weighted average interest rate including the effect of cross-currency interest rate swaps remaining unchanged at 6.4% from December 31, 2012 to March 31, 2013.
Our senior unsecured notes are issued by VMF and are guaranteed on a senior basis by Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and VMIL. Interest accrues from the date of issuance.

Senior Secured Notes
VMSF, has issued senior secured notes in a mix of U.S. dollar and Sterling denominated instruments:

			Carrying value (£ million)
Senior secured notes	Issue date	Annual interest date	March 31, 2013	December 31, 2012
$1,000m 6.50% U.S. dollar due Jan 15, 2018(1)	January 19, 2010	June 15th & Dec 15th	£650.9	£611.2
£875m 7.00% Sterling due Jan 15, 2018(1)	January 19, 2010	June 15th & Dec 15th	866.3	865.9
$500m 5.25% U.S. dollar due Jan 15, 2021(2)(3)	March 3, 2011	Jan 15th & July 15th	369.3	350.5
£650m 5.50% Sterling due Jan 15, 2021(2)(3)	March 3, 2011	Jan 15th & July 15th	755.6	754.1
Total senior secured notes			£2,642.1	£2,581.7
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
(3) On May 3, 2013, we launched to holders a notice of change of control and offer to purchase our 2021 and 2022 Notes, which will remain open until 11:59 p.m. New York City time on June 7, 2013, unless the offer is extended or terminated.
We have entered in to cross currency interest rate swaps to mitigate the interest and foreign exchange risks associated with our U.S. dollar denominated debt, which for these senior secured notes due 2018 and 2021 changes the weighted average interest rate to 7.02% and 6 month LIBOR +1.94% respectively.
No senior secured notes have been issued or amended during the quarter with the reduction in the weighted average interest rate from 5.43% to 5.26% being due to reductions in LIBOR.
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

Senior Credit Facilities
Our senior credit facilities comprise a £750 million term loan facility, which can be used for general corporate purposes, and a £450 million revolving credit facility, or RCF, for the financing of our ongoing working capital requirements and general corporate purposes.
The term loan facility was fully drawn at March 31, 2013. As of March 31, 2013, £6.4 million of the RCF had been utilized for bank guarantees & letters of credit provided in the usual course of business and as a result, £443.6 million was available to be drawn under the RCF.
Interest on our senior credit facility is payable at least semi-annually based on LIBOR plus an applicable interest margin depending on the total net leverage ratio of the bank group. The interest margin is between 1.625% and 2.125% for the term loan and between 1.325% and 2.125% for the RCF. We have entered in to interest rate swap agreements to manage our exposure to variability in LIBOR, which from July 2012 to December 2015 have swapped interest receipts based on six month LIBOR for interest payments at fixed rates of between 2.79% and 2.91%.
The other principal terms of our senior credit facilities are set out below, although as a summary this does not purport to be complete and is qualified in its entirety by reference to the full text of the Senior Facility Agreement, or SFA, which is filed as Exhibit 10.1 in Virgin Media Inc.’s current report on Form 8-K, as filed with the SEC on May 23, 2011, and is incorporated herein by reference.

Bank group: comprises VMIH and certain of its subsidiaries, and certain other operating companies which are subsidiaries of Virgin Media Inc. but not of VMIH.
Guarantees: Members of the bank group generating not less than 80% of Consolidated Operating Cashflow (a non-GAAP measure defined in the SFA) guarantee all sums payable under the Senior Credit Facility, and have granted first ranking security over all or substantially all of their assets to provide such a guarantee.
Financial Maintenance Covenants: are measured quarterly based on Consolidated Operating Cashflow. As of March 31, 2013, we were in compliance with these covenants:

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
Convertible Senior Notes
Our $1 billion convertible senior notes due 2016 bear interest that is payable semi-annually on May 15 and November 15 of each year, are unsecured senior obligations of Virgin Media Inc., and may not be redeemed by us prior to maturity on November 15, 2016.
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
Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock, except in the case of (v) above where holders may require us to settle in cash. The initial conversion rate represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate of the convertible notes is adjusted only upon the occurrence of certain events. Specifically, the conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions, or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as make-whole fundamental changes, the conversion price will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.
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

CAPITAL OPTIMIZATION PROGRAMS
Under the terms of the Merger Agreement, we have suspended our capital returns program pending consummation of the merger. If the merger is not consummated we currently plan to resume our capital returns program. For more information on the proposed merger see Note 3 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Since announcing our first phase capital optimization program in July 2010, we have refinanced a total of £2.2 billion of debt and we have spent £1,127.0 million on repurchasing 73 million shares of common stock, representing around 22% of our share count at July 2010. The second phase of our program was announced on July 27, 2011 and continued during 2012 with the repurchase and cancellation of 20.5 million shares of common stock during the year at an average purchase price of $25.39 per share.
During the last three years, we have announced three phases to our capital optimization program:

•
Phase 1 announced on July 28, 2010 included the application of, in aggregate, up to £700 million to repurchase our common stock, and for transactions relating to our debt and convertible debt , including related derivative transactions, until August 2011. This program allowed for the application of up to £375.0 million in repurchases of our common stock. We completed the transactions authorized under this program during 2011.

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

•
Phase 3 announced on December 14, 2012, comprised a planned share buyback of at least £1,122.5 million to be completed before the end of 2014, which includes £122.5 million remaining under our second phase program and represents approximately 19% of our market capitalization at December 14, 2012.

Our capital structure optimization programs may be effected through open market, privately negotiated, and/or derivative transactions, and may be implemented through arrangements with one or more brokers. Any shares of common stock acquired in connection with these programs will be held in treasury or cancelled.
OFF BALANCE SHEET ARRANGEMENTS
As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we were not involved with any material unconsolidated SPEs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commercial commitments as of March 31, 2013 were not materially different to the contractual obligations disclosed in our 2012 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars. As of March 31, 2013, £2,897.0 million, or 47.8%, of our indebtedness based upon contractual obligations was denominated in U.S. dollars. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness. We have also committed and forecasted purchases of goods and services in U.S. dollars, euros and South African rand.
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
For further details of the accounting for derivative instruments see note 6 to the consolidated financial statements in Item 1 of this Form 10-Q. Further discussion of our long term debt and related derivative instruments is also contained within our 2012 Annual Report.

Sensitivity analysis
Interest rate risk
Before taking into account the impact of current hedging arrangements, as of March 31, 2013 we would have had interest determined on a variable basis on £750.0 million, or 12.4%, of our long term debt. An increase in interest rates of one percentage point would increase unhedged gross interest expense by approximately £7.5 million per year.
Exchange rate risk
We are also subject to currency exchange rate risks because substantially all of our revenues, operating costs and selling, general and administrative expenses are paid in pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars. To the extent that the pound sterling declines in value against the U.S. dollar, the effective cost of servicing our U.S. dollar denominated debt will be higher.
Changes in exchange rates result in foreign currency gains or losses, which we have substantially mitigated through hedges using cross currency interest rate swaps and foreign currency forward contracts. As of March 31, 2013, £2,897.0 million, or 47.8%, of our indebtedness based upon contractual obligations, was denominated in U.S. dollars. A 1% change in the U.S. dollar to pounds sterling exchange rate would increase unhedged gross interest expense by approximately £1.8 million per year.
We also purchase goods and services in U.S. dollars, euros and South African rand.
The following tables provide information as of March 31, 2013 and 2012 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates.

The following table provides information as of March 31, 2013 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value March 31, 2013
Long term debt
(including current portion)
U.S. Dollars
Fixed rate	—	—	—	$999.0	—	$3,407.1	$4,406.1	$6,261.3
Average interest rate				6.50%		5.983%
Average forward exchange rate				0.65		0.64
Pounds Sterling
Fixed rate	—	—	—	—	—	£2,178.5	£2,178.5	£2,284.3
Average interest rate						6.40%
Variable rate	—	—	£750.0	£—	—	—	£750.0	£750.0
Average interest rate			LIBOR + 1.625%- 2.125%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$2,900.0	$2,900.0	£45.5
Average forward exchange rate						0.62
Average sterling interest rate paid						6.55%
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$500.0	$500.0	£54.1
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	$1,000.0	—	—	$1,000.0	£24.5
Average contract exchange rate				0.52
Average sterling interest rate paid				6.91%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	£600.0	—	—	£650.0	£1,250.0	£66.2
Average sterling interest rate paid			2.86%			LIBOR+1.84%
Sterling interest rate received			LIBOR			5.50%

The following table provides information as of March 31, 2012 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions):

	Year ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value March 31, 2012
Long term debt
(including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	$1,850.0	$2,600.0	$4,450.0	$5,177.0
Average interest rate					7.878%	6.452%
Average forward exchange rate					0.64	0.64
Euros
Fixed rate	—	—	—	—	€180.0	—	€180.0	€200.3
Average interest rate					9.50%
Average forward exchange rate					0.85
Pounds Sterling
Fixed rate	—	—	—	—	—	£1,875.0	£1,875.0	£2,019.2
Average interest rate						6.83%
Variable rate	—	—	—	£750.0	—	—	£750.0	£750.0
Average interest rate				LIBOR + 1.625%- 2.125%
Currency swap agreements related to long term debt
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	$850.0	$2,100.0	$2,950.0	£(12.0)
Average forward exchange rate					0.62	0.62
Average sterling interest rate paid					9.99%	7.28%
Receipt of U.S.Dollars (interest and principal)
Notional amount	—	—	—	—	—	$500.0	$500.0	£30.1
Average contract exchange rate						0.62
Average sterling interest rate paid						LIBOR+1.94%
Receipt of U.S.Dollars (interest only)
Notional amount	—	—	—	—	$1,000.0	—	$1,000.0	£21.5
Average contract exchange rate					0.52
Average sterling interest rate paid					6.91%
Receipt of euros (interest and principal)
Notional amount	—	—	—	—	€180.0	—	€180.0	£(11.1)
Average contract exchange rate					0.88
Average sterling interest rate paid					10.18%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	—	£600.0	—	£650.0	£1,250.0	£42.2
Average sterling interest rate paid				2.86%		LIBOR+1.84%
Sterling interest rate received				LIBOR		5.50%

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
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

(b)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in lawsuits, claims, investigations and proceedings, including those relating to intellectual property, commercial, employee and employee benefits, which arise in the ordinary course of our business. For instance, the U.K. tax authorities have challenged our VAT treatment of certain activities and have assessed us accordingly. VAT has been paid to Her Majesty's Revenue and Customs, or HMRC, in order to appeal that assessment. This matter is subject to court proceedings.
On March 21, 2013, the Company was named as a defendant in a lawsuit brought in the state of New Jersey by W.R. Huff Asset Management Co., L.L.C., or Huff Asset Management, and Musashi, L.L.C., or Musashi, both of which are entities controlled by Mr. William R. Huff, one of our directors, and are collectively referred to herein as the Huff Plaintiffs. The Huff Plaintiffs' complaint relates to (i) a purported indemnification claim for losses and expenses incurred by the Huff Plaintiffs in connection with third-party litigation and regulatory proceedings involving Huff Asset Management and relating to fees received by the Huff Plaintiffs in 2004 for restructuring services allegedly performed for the Company or its predecessors, NTL Incorporated, or NTL, and Telewest Communication PLC, or Telewest, prior to 2004; and (ii) a claim for compensation for other services that the Huff Plaintiffs allegedly provided to the Company from time to time since 2004 without any written agreement. The Huff Plaintiffs state in their complaint that they seek an award of compensatory, consequential and incidental damages in an amount to be determined at trial, but in any event (i) no less than $7 million for losses and expenses allegedly incurred by Huff Asset Management in connection with third-party litigation and regulatory proceedings, (ii) no less than $57 million for client fees allegedly lost by Huff Asset Management as a result of such third party litigation and regulatory proceedings, and (iii) no less than $44 million in compensation for services allegedly rendered by the Huff Plaintiffs to the Company.
The Company will vigorously defend against the lawsuit brought by the Huff Plaintiffs. We are disclosing the claims in light of Mr. Huff's position as a director. We have determined that neither an accrual nor disclosure is required in the financial statements included in this report.
In addition, on February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media separately filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, Liberty Global, New Liberty Global and the Merger Subsidiaries, challenging the transaction proposed by the Merger Agreement, or Proposed Transaction. In each case, the named plaintiff purports to sue on behalf of the public stockholders of Virgin Media and alleges that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to Liberty Global by, among other things, failing to secure adequate consideration and failing to engage in a fair sales process. The complaints allege that Liberty Global, New Liberty Global and the merger subs aided and abetted the alleged breaches of fiduciary duty by Virgin Media's board of directors. After the preliminary joint proxy statement/prospectus was filed with the SEC on March 7, 2013, the Grimsley complaint was amended to include allegations challenging the adequacy of the disclosures made in the proxy statement. The complaints seek, among other things, orders enjoining the Proposed Transaction, rescission in the event that the proposed transaction is consummated, and plaintiffs' attorneys' fees and costs. Certain of the complaints also seek damages. On April 10, 2013, the three actions were consolidated before Justice Oing in the Commercial Division of the Supreme Court of the State of New York, and a preliminary injunction hearing was tentatively scheduled for the week of May 28, 2013.
The defendants will vigorously defend against the claims asserted by the purported shareholders. We are disclosing the potential claims in light of the fact that they have been brought by purported shareholders in connection with the Proposed Transaction with Liberty Global. We have determined that neither an accrual nor disclosure is required in the financial statements included in this report.
While we do not believe any of the litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, the outcome of these matters cannot be predicted with certainty and any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors discussed in our 2012 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Share Repurchases

Period	Total Number of Shares Purchased	Average Price Paid Per Share (in U.S. dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet be Purchased under the Plans or Programs (in Pounds Sterling millions)(1)
April 1-30, 2012	—	$—	—	£295.5
May 1-31, 2012 (2)	1,961,450	22.34	1,961,450	267.9
June 1-30, 2012 (2)	2,251,250	22.71	2,251,250	235.2
July 1-31, 2012 (3)	6,094,497	28.71	6,094,497	122.5
August 1-31, 2012	—	—	—	122.5
September 1-30, 2012	—	—	—	122.5
October 1-31, 2012	—	—	—	122.5
November 1-30, 2012	—	—	—	122.5
December 1-31, 2012	—	—	—	1,122.5
January 1-31, 2013	—	—	—	1,122.5
February 1-28, 2013	—	—	—	1,122.5
March 1-31, 2013	—	—	—	1,122.5
Total	10,307,197	$26.19	10,307,197	1,122.5

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

EXHIBIT INDEX

Exhibit Number

2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Virgin Media Inc., Liberty Global, Inc., Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Virgin Media Inc., Liberty Global, Inc., Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 7, 2013).

3.1
Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).

3.2
Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K/A of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 24, 2013).

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

4.1
Amendment No. 4, dated as of February 5, 2013, to the Rights Agreement, dated as of March 25, 2004, between Virgin Media Inc. and Computershare Shareowner Services LLC (successor to The Bank of New York Mellon). (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

4.2
Fifth Supplemental Indenture, dated February 13, 2013 among Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited, the Subsidiary Guarantors named therein, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon Luxembourg S.A. as Luxembourg paying agent. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 15, 2013).

4.3
Second Supplemental Indenture, dated February 13, 2013 among Virgin Media Finance PLC, Virgin Media Inc., Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc., Virgin Media Communications Limited, Virgin Media Investment Holdings Limited, Virgin Media Investments Limited, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon Luxembourg S.A. as Luxembourg paying agent. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 15, 2013).

10.1
Support Agreement, dated as of February 5, 2013, by and among Virgin Media Inc., the Malone LG 2013 Charitable Remainder Unitrust, Dr. Malone and Mrs. Malone. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

10.2
Description of the 2013-2015 Virgin Media Inc. Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

10.3
Description of the Virgin Media Inc. 2013 Bonus Scheme. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

10.4
Amendment Letter, dated as of January 29, 2013, relating to the Service Agreement, dated as of July 10, 2009 between Virgin Media Limited and Andrew Barron. (Incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

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

VIRGIN MEDIA INC.

Date: May 3, 2013	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: May 3, 2013	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: May 3, 2013	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: May 3, 2013	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer

VIRGIN MEDIA INVESTMENTS LIMITED

Date: May 3, 2013	By:	/s/ Neil A. Berkett Neil A. Berkett Chief Executive Officer

Date: May 3, 2013	By:	/s/ Eamonn O’Hare Eamonn O’Hare Chief Financial Officer