Form 10-Q
period 2013-06-30
VIRGIN MEDIA INC.; Virgin Media Investments Ltd; VIRGIN MEDIA INVESTMENT HOLDINGS LTD
filed 2013-08-08
CIK 1270400, 1481423, 1322791

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
For the quarterly period ended June 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50886
 ________________________
VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)
VIRGIN MEDIA INVESTMENTS LIMITED
(Additional Registrant)
 ________________________

Delaware	46-1961563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
(303) 220-6600
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Effective June 7, 2013, the registrant was acquired by Liberty Global plc. Following completion of the acquisition, there is no public trading in the registrant's common stock and the aggregate market value of voting common stock is zero.
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

VIRGIN MEDIA INC. - FORM 10-Q - QUARTER ENDED June 30, 2013

INDEX

		Page
PART I	FINANCIAL INFORMATION	5
Item 1.	Financial Statements	5
	Virgin Media Inc.
	Condensed Consolidated Balance Sheets—June 30, 2013 and December 31, 2012	5
	Condensed Consolidated Statements of Operations—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013, the Three Months Ended June 30, 2012, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	6
	Condensed Consolidated Statements of Comprehensive Earnings—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013, the Three Months Ended June 30, 2012, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	6
	Condensed Consolidated Statements of Equity—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013 and the Three Months Ended March 31, 2013	8
	Condensed Consolidated Statements of Cash Flows—For the Period from June 8 to June 30, 2013, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	9
	Notes to Condensed Consolidated Financial Statements	10
	Virgin Media Investment Holdings Limited
	Condensed Consolidated Balance Sheets—June 30, 2013 and December 31, 2012	63
	Condensed Consolidated Statements of Operations—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013, the Three Months Ended June 30, 2012, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	64
	Condensed Consolidated Statements of Comprehensive Earnings—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013, the Three Months Ended June 30, 2012, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	64
	Condensed Consolidated Statements of Equity—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013 and the Three Months Ended March 31, 2013	66
	Condensed Consolidated Statements of Cash Flows—For the Period from June 8 to June 30, 2013, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	67
	Virgin Media Investments Limited
	Condensed Consolidated Balance Sheets—June 30, 2013 and December 31, 2012	68
	Condensed Consolidated Statements of Operations—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013, the Three Months Ended June 30, 2012, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	69
	Condensed Consolidated Statements of Comprehensive Earnings—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013, the Three Months Ended June 30, 2012, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	69
	Condensed Consolidated Statements of Equity—For the Period from June 8 to June 30, 2013, the Period from April 1 to June 7, 2013 and the Three Months Ended March 31, 2013	71
	Condensed Consolidated Statements of Cash Flows—For the Period from June 8 to June 30, 2013, the Period from January 1 to June 7, 2013 and the Six Months Ended June 30, 2012	72
	Virgin Media Investment Holdings Limited and Virgin Media Investments Limited
	Combined Notes to Condensed Consolidated Financial Statements	73
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	103
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	125
Item 4.	Controls and Procedures	129
PART II	OTHER INFORMATION	129
Item 1.	Legal Proceedings	129
Item 1A.	Risk Factors	130
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	130
Item 3.	Defaults Upon Senior Securities	130
Item 4.	Mine Safety Disclosures	130
Item 5.	Other Information	130
Item 6.	Exhibits	131
SIGNATURES		134

Merger with Liberty Global, Inc.
On February 5, 2013, Liberty Global, Inc. and Virgin Media Inc. entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, Liberty Global, Inc. and Virgin Media Inc. completed a series of mergers on June 7, 2013 that resulted in the surviving corporations in the mergers (renamed Liberty Global, Inc. and Virgin Media Inc.) becoming wholly-owned subsidiaries of Liberty Global plc (collectively, the “Mergers”). Pursuant to the terms and conditions of the Merger Agreement:

•
each share of common stock, par value $0.01 per share, of Virgin Media Inc. was converted into the right to receive the following (collectively, the “VMI merger consideration”): (i) 0.2582 of a class A ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc (a “class A Liberty Global plc share”), (ii) 0.1928 of a class C ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc (a “class C Liberty Global plc share”) and (iii) $17.50 in cash, without interest; and

•
each share of series A common stock of Liberty Global, Inc. was converted into the right to receive one class A Liberty Global plc share, each share of series B common stock of Liberty Global, Inc. was converted into the right to receive one class B ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc and each share of series C common stock of Liberty Global, Inc. was converted into the right to receive one class C Liberty Global plc share.

Liberty Global plc is a public limited company organized under the laws of England and Wales and its class A, class B and class C ordinary shares are quoted on the NASDAQ Global Select market under the LBTYA, LBTYB and LBTYK symbols, respectively.

Basis of this Quarterly Report on Form 10-Q

This quarterly report on Form 10-Q includes the consolidated information for Virgin Media Inc. and the surviving corporation in the Mergers, which was renamed Virgin Media Inc. and is a wholly owned subsidiary of Liberty Global plc. Amounts as of December 31, 2012, and for the periods ended June 7, 2013 and earlier, reflect the activity, financial position, results of operations, and changes in financial position of the Predecessor (defined and described below), and periods from June 8, 2013, reflect the activity, financial position, results of operations, and changes in financial position of the Successor (defined and described below).
In this quarterly report on Form 10-Q unless we have indicated otherwise, or the context otherwise requires, references to:

•
The "Successor", or "Successor financial information" and similar terms, represents the consolidated business from June 8, 2013 of the surviving corporation in the Mergers, which was renamed Virgin Media Inc., a Delaware corporation;

•
The "Predecessor", or "Predecessor financial information" and similar terms, represents the consolidated business through June 7, 2013 of Virgin Media Inc. as existed as a Delaware corporation prior to the Mergers, and until June 7, 2013, had its common stock publicly traded in the United States on the NASDAQ Global Select Market and in the United Kingdom on the London Stock Exchange;

•
“Virgin Media”, the "Company,” "our company," and similar terms refer to both the pre-merger consolidated business of Virgin Media Inc. and the post-merger consolidated business of the surviving corporation in the Mergers, which was renamed Virgin Media Inc., and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, Virgin Media Investments Limited, or VMIL, and their respective subsidiaries);

•	"Liberty Global", the "Group", "our Parent" and similar terms refer to the post-merger consolidated business of Liberty Global plc and its subsidiaries;

•
"Liberty Global, Inc.", "LGI", the "pre-merger Group", and similar terms refer to the pre-merger consolidated business of Liberty Global, Inc. as existed as a Delaware corporation prior to the Mergers, and until June 7, 2013, had its common stock publicly traded in the United States on the NASDAQ Global Select Market; and

•	The terms “we”, “our” and “us” refers to Virgin Media as defined above.

Post-merger organizational structure relevant to this Form 10-Q
The following chart shows the corporate structure of Liberty Global and those Virgin Media entities through which our primary operations are conducted. This is a condensed chart and it does not show all of our, or Liberty Global's, operating and other intermediate companies.

Liberty Global plc and Intermediate Holding Companies

Virgin Media Inc. (1)(2)	Other Liberty Global subsidiaries

Intermediate Holding Companies (3)

Virgin Media Finance PLC (4)

Virgin Media Investment Holdings Limited (5)

Virgin Media Investments Limited	Virgin Media Secured Finance PLC (6)

Virgin Media Limited and other Operating Subsidiaries (7)

(1)
Virgin Media Inc. completed a series of mergers on June 7, 2013 that resulted in the surviving corporation in the mergers (renamed Virgin Media Inc.) becoming a wholly-owned subsidiary of Liberty Global plc.

(2)	Issuer of our convertible senior notes.

(3)	The entities which we refer to as the intermediate holding companies are Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited.

(4)	Issuer of our senior unsecured notes.

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

Note Concerning Virgin Media Investment Holdings Limited and Virgin Media Investments Limited
VMIH is a wholly owned subsidiary of Virgin Media Finance PLC, or VMF, and a wholly owned indirect subsidiary of Virgin Media. VMIL is a wholly owned subsidiary of VMIH. VMIH and VMIL are senior subordinated guarantors of the unsecured senior notes issued by VMF. As the VMIH and VMIL guarantees are not deemed to be unconditional, separate financial statements for each of VMIH and VMIL have been included in this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission. VMIH and VMIL are also guarantors of the senior secured notes issued by Virgin Media Secured Finance PLC, or VMSF. VMIH is the principal borrower under Virgin Media's senior credit facility.
VMIH and VMIL carry on the same business as Virgin Media, are not accelerated filers, and are companies incorporated in England and Wales, with their registered office at Media House, Bartley Wood Business Park, Bartley Way, Hook, Hampshire, RG27 9UP, England. Unless otherwise indicated, the discussion contained in this report applies to VMIH and VMIL as well as Virgin Media.

Financial Information and Currency of Financial Statements
All of the financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. The reporting currency of our consolidated financial statements is pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except par value)

	Successor	Predecessor (1)
	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	£273.8	£206.3
Restricted cash	1.5	1.9
Trade receivables, net	416.6	442.7
Deferred income taxes (note 7)	65.5	58.1
Derivative instruments (note 3)	322.0	36.2
Intercompany notes receivable (note 11)	2,357.6	—
Intercompany interest receivable and other assets (note 11)	17.7	—
Other current assets	86.0	92.6
Total current assets	3,540.7	837.8
Property and equipment, net (note 5)	6,342.4	4,512.2
Goodwill (note 2)	5,781.6	2,017.5
Intangible assets subject to amortization, net (note 5)	2,504.0	—
Derivative instruments (note 3)	289.6	443.0
Deferred financing costs, net of accumulated amortization of £2.5 (2013) and £50.6 (2012)	115.3	61.5
Deferred income taxes (note 7)	1,533.2	2,641.7
Intercompany long term notes receivable	12.3	—
Other assets, net	50.7	51.2
Total assets	£20,169.8	£10,564.9
Liabilities and equity
Current liabilities
Accounts payable	£295.2	£296.4
Deferred revenue and advanced payments from subscribers and others	303.9	317.7
Current portion of debt and capital lease obligations (note 6)	192.7	77.1
Derivative instruments (note 3)	199.0	29.3
Accrued interest	107.5	60.3
Accrued programming	57.1	53.8
Intercompany notes payable (note 11)	366.0	—
Intercompany interest and other payables (note 11)	965.4	—
Other accrued and current liabilities	407.3	402.8
Total current liabilities	2,894.1	1,237.4
Long-term debt and capital lease obligations (note 6)	8,677.5	5,852.0
Derivative instruments (note 3)	36.5	88.1
Deferred income tax liabilities (note 7)	47.9	—
Deferred revenue and other long-term liabilities	119.8	169.0
Total liabilities	11,775.8	7,346.5
Commitments and contingent liabilities (note 12)
Equity
Successor ordinary shares - $0.01 par value; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Predecessor common stock - $0.01 par value; authorized 1,000 (2013 and 2012) shares; issued and outstanding 0 and 269.3, respectively	—	1.4
Additional paid-in capital	8,511.3	3,658.9
Accumulated deficit	(48.9)	(436.1)
Accumulated other comprehensive loss	(68.4)	(5.8)
Total equity	8,394.0	3,218.4
Total liabilities and equity	£20,169.8	£10,564.9
(1) As retrospectively revised - see note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(3 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012(1)
Revenue	£259.0	£767.7	£1,026.9
Operating costs and expenses:
Operating (other than depreciation and amortization)	112.6	355.6	468.2
Selling, general and administrative (including share-based compensation) (note 9)	56.4	109.8	146.6
Depreciation and amortization	92.7	183.5	246.3
Restructuring and other operating items, net	5.4	44.0	(13.8)
	267.1	692.9	847.3
Operating income (loss)	(8.1)	74.8	179.6
Non operating income (expense)
Interest expense	(32.1)	(67.1)	(98.6)
Interest expense to group companies	(3.6)	—	—
Interest income and other, net	0.4	0.2	6.0
Interest income from group companies	10.7	—	—
Gain on debt modification and extinguishment, net	0.6	—	—
Realized and unrealized gains (losses) on derivative instruments, net (note 3)	120.2	(51.8)	(20.6)
Foreign currency transaction gains (losses) net	(23.2)	0.2	(1.4)
Earnings (loss) before income taxes	64.9	(43.7)	65.0
Income tax benefit (expense) (note 7)	(6.5)	4.6	(0.3)
Net earnings (loss)	£58.4	£(39.1)	£64.7
(1) As retrospectively revised - see note 1.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(3 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012

Net earnings (loss)	£58.4	£(39.1)	£64.7
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(68.4)	3.2	(6.6)
Net unrealized gains (losses) on derivatives, net of tax	—	(45.0)	31.5
Reclassification of derivative losses (gains) to net income, net of tax	—	39.9	(29.3)
Pension liability adjustment, net of tax	—	0.2	1.2
Other comprehensive loss	(68.4)	(1.7)	(3.2)
Total comprehensive earnings (loss)	£(10.0)	£(40.8)	£61.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(6 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor(1)
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Revenue	£259.0	£1,810.2	£2,033.1
Operating costs and expenses
Operating (other than depreciation and amortization)	112.6	845.4	949.8
Selling, general and administrative (including share-based compensation) (note 9)	56.4	256.1	294.7
Depreciation and amortization	92.7	432.8	487.3
Restructuring and other operating items, net	5.4	51.2	(9.2)
	267.1	1,585.5	1,722.6
Operating income (loss)	(8.1)	224.7	310.5
Non operating income (expense)
Interest expense	(32.1)	(156.7)	(204.2)
Interest expense to group companies	(3.6)	—	—
Interest income and other, net	0.4	0.4	6.3
Interest income from group companies	10.7	—	—
Gain (loss) on debt modification and extinguishment, net	0.6	(0.1)	(58.6)
Realized and unrealized gains on derivative instruments, net (note 3)	120.2	51.8	23.9
Foreign currency transaction losses, net	(23.2)	(2.1)	(5.8)
Earnings before income taxes	64.9	118.0	72.1
Income tax expense (note 7)	(6.5)	(18.1)	(0.4)
Net earnings	£58.4	£99.9	£71.7
(1) As retrospectively revised - see note 1.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(6 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012

Net earnings	£58.4	£99.9	£71.7
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(68.4)	(9.8)	2.9
Net unrealized gains (losses) on derivatives, net of tax	—	66.8	(34.9)
Reclassification of derivative losses (gains) to net income, net of tax	—	(74.4)	32.5
Pension liability adjustment, net of tax	—	0.6	1.2
Other comprehensive earnings (loss)	(68.4)	(16.8)	1.7
Total comprehensive earnings (loss)	£(10.0)	£83.1	£73.4
.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited) (in millions)

			Accumulated Other Comprehensive Earnings (Loss)
	Common Stock $0.01 Par Value	Additional Paid-In Capital	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total equity
Predecessor
Balance, January 1, 2013	£1.4	£3,658.9	£161.2	£(98.5)	£(68.5)	£(436.1)	£3,218.4
Net earnings	—	—	—	—	—	138.9	138.9
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	—	—	(13.0)	—	—	—	(13.0)
Net gains on derivatives, net of tax	—	—	—	—	111.8	—	111.8
Reclassification of derivative gains to net earnings, net of tax	—	—	—	—	(114.3)	—	(114.3)
Pension liability adjustment, net of tax	—	—	—	0.4	—	—	0.4
Exercise of stock options and tax effect	0.1	9.6	—	—	—	—	9.7
Conversion of debt into equity	—	(0.7)	—	—	—	—	(0.7)
Repurchase of common stock	—	1.8	—	—	—	(1.8)	—
Share-based compensation	—	7.6	—	—	—	—	7.6
Dividends paid	—	—	—	—	—	(7.1)	(7.1)
Balance, March 31, 2013	£1.5	£3,677.2	£148.2	£(98.1)	£(71.0)	£(306.1)	£3,351.7
Net loss	—	—	—	—	—	(39.1)	(39.1)
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	—	—	3.2	—	—	—	3.2
Net losses on derivatives, net of tax	—	—	—	—	(45.0)	—	(45.0)
Reclassification of derivative losses to net loss, net of tax	—	—	—	—	39.9	—	39.9
Pension liability adjustment, net of tax	—	—	—	0.2	—	—	0.2
Exercise of stock options and tax effect	—	12.0	—	—	—	—	12.0
Share-based compensation	—	4.3	—	—	—	—	4.3
Dividends paid	—	—	—	—	—	(7.1)	(7.1)
Balance, June 7, 2013	£1.5	£3,693.5	£151.4	£(97.9)	£(76.1)	£(352.3)	£3,320.1

Successor
Balance, June 8, 2013	£—	£6,147.3	£—	£—	£—	£(107.3)	£6,040.0
Net earnings	—	—	—	—	—	58.4	58.4
Foreign currency translation adjustments	—	—	(68.4)	—	—	—	(68.4)
Capital contribution from parent	—	2,343.2	—	—	—	—	2,343.2
Share-based compensation	—	20.8	—	—	—	—	20.8
Balance, June 30, 2013	£—	£8,511.3	£(68.4)	£—	£—	£(48.9)	£8,394.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Successor	Predecessor (1)
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013		Six months ended June 30, 2012
Cash flows from operating activities:
Net earnings	£58.4	£99.9		£71.7
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Share-based compensation expense	23.2	22.1		17.0
Depreciation and amortization	92.7	432.8		487.3
Restructuring and other operating items, net	5.4	51.2	—	(9.2)
Amortization of deferred financing costs and non-cash interest accretion	1.8	14.7		18.1
Losses (gains) on debt modification and extinguishment, net	(0.6)	0.1		58.6
Realized and unrealized gains on derivative instruments, net	(120.2)	(51.8)		(23.9)
Foreign currency transaction losses, net	23.2	2.1		5.8
Deferred income tax expense	6.4	17.2		—
Changes in operating assets and liabilities	(140.3)	(0.2)		(129.7)
Net cash provided (used) by operating activities	(50.0)	588.1		495.7
Cash flows from investing activities:
Purchase of fixed and intangible assets	(38.3)	(313.4)		(368.6)
Loan to related party	(2,290.6)	—		—
Other	—	4.1		(1.4)
Net cash used by investing activities	(2,328.9)	(309.3)		(370.0)
Cash flows from financing activities:
Borrowings of debt	1,983.4	—		419.1
Repayments and repurchases of debt and capital lease obligations	(3,945.2)	(46.5)		(364.3)
Repayments of related party notes	(467.5)	—		—
Release of restricted cash from escrow	2,313.6	—		—
Cash held by subsidiaries contributed to or merged into Virgin Media after acquisition	107.7	—		—
Capital contribution from parent undertaking	2,290.6	—		—
Payment of financing costs and debt premiums	(63.8)	(1.1)		(51.6)
Other financing activities	(10.2)	8.7		(231.5)
Net cash provided (used) by financing activities	2,208.6	(38.9)		(228.3)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	0.9		(6.9)
Net increase (decrease) in cash and cash equivalents	(173.3)	240.8		(109.5)
Cash and cash equivalents:
Beginning of period	447.1	206.3		300.4
End of period	£273.8	£447.1		£190.9
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	£72.4	£102.9		£207.2
Income taxes paid	£—	£0.1		£—
(1) As retrospectively revised - see note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation
Merger with Liberty Global, Inc.
On February 5, 2013, Liberty Global, Inc. and Virgin Media Inc. entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, Liberty Global, Inc. and Virgin Media Inc. completed a series of mergers on June 7, 2013 that resulted in the surviving corporations in the mergers (renamed Liberty Global, Inc. and Virgin Media Inc.) becoming wholly-owned subsidiaries of Liberty Global plc (collectively, the “Mergers”). For further information, see note 2.
In connection with the execution of the Merger Agreement, we entered into various debt financing arrangements. For further information, see note 6.
Presentation of Predecessor and Successor financial information
The consolidated business of Virgin Media Inc. as existed as a Delaware Corporation prior to the Mergers, or the "Predecessor", is considered to be a Predecessor company to the consolidated business of the surviving corporation in the Merger, which was renamed Virgin Media Inc., or the "Successor".
As a result of Liberty Global's push-down of its investment basis in Virgin Media arising from the Mergers, a new basis of accounting was created on June 7, 2013.
In this quarterly report on Form 10-Q, amounts as of December 31, 2012, and for the periods ended June 7, 2013 and earlier, reflect the activity, financial position, results of operations, and changes in financial position of the Predecessor, and the period from June 8, 2013 reflects the activity, financial position, results of operations, and changes in financial position of the Successor.
Successor periods are not comparable to Predecessor periods primarily due to:
(i) The application of the acquisition method of accounting (see note 2), of which the most significant implications are (a) increased depreciation expense, (b) increased amortization expense and (c) increased share-based compensation expense;
(ii) conforming accounting policy changes, primarily to align to Liberty Global's accounting policy for the recognition of installation fees associated with customers in the Business segment as discussed later in this note; and
(iii) additional interest expense associated with debt financing arrangements entered into in connection with the Mergers and subsequently pushed down to the Successor's balance sheet (see note 6).
Operating results for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Predecessor's 2012 consolidated financial statements and notes thereto included in the Predecessor's 2012 Annual Report on Form 10-K/A.
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Securities Exchange Commission, or "SEC", Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The reporting currency of our consolidated financial statements is pounds sterling.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 1—Basis of Presentation (continued)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with our defined benefit plans. Actual results could differ from those estimates.
Unless otherwise indicated, convenience translations into pounds sterling are calculated as of June 30, 2013.
Alignment of accounting policies
The Predecessor and Successor consolidated financial statements have been prepared in accordance with GAAP, although certain differences exist when comparing the Predecessor's and Successor's application of GAAP, with the primary difference relating to installation fees from customers in the Business segment as set out in the following paragraphs.
On June 8, 2013, the Successor adopted Liberty Global's accounting policy for installation fees relating to revenue arrangements with customers in the Business segment involving both installation services and an ongoing service provision. The Predecessor generally treated installation fees received from customers in the Business segment as a separate deliverable and recognized revenue upon completion of the installation activity in an amount that was based on the relative standalone selling price methodology. The Successor's accounting policy is to generally defer upfront installation fees received from customers in the Business segment and recognize the associated revenue over the contractual term of the arrangement. The following table presents the amount of installation revenue recognized by the Predecessor that would have been deferred under Liberty Global's accounting policy in the indicated periods (in millions):

Predecessor period
Three months ended March 31, 2012	£12.0
Three months ended June 30, 2012	£12.1
Three months ended March 31, 2013	£16.2
April 1, 2013 - June 7, 2013	£9.3
The following table provides a rollforward of the Successor's deferred revenue for installation services provided to customers in the Business segment in the period from June 8, 2013 through June 30, 2013. The balance as of June 8, 2013 excludes any amounts that were included in the condensed consolidated balance sheet as of June 7, 2013 (in millions):

Balance at June 8, 2013	£—
Amounts deferred for completed installation services(a)	5.4
Amortization of deferred revenue over contract life	(0.2)
Balance at June 30, 2013	£5.2

(a) Represents amounts that would have been recognized as installation revenue under the Predecessor's accounting policy but were deferred under the Successor's accounting policy.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 1—Basis of Presentation (continued)

Presentational reclassifications

Certain amounts and captions included in the Predecessor's consolidated financial statements have been reclassified to conform to the presentation of Liberty Global.

Significant reclassifications include reclassifications between operating costs and selling, general and administrative expenses on the statement of operations for the three and six months ended June 30, 2012, and the reclassification of premiums paid on debt redemptions from net cash provided by operating activities to net cash used in financing activities in the statement of cash flows for the six months ended June 30, 2012.
Adjustment of December 31, 2012 Balance Sheet
In the three months ended March 31, 2013, and subsequent to the filing of the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2012, the Predecessor discovered that the reported amount of its deferred income tax assets as of December 31, 2012 and the reported income tax benefit for the year ended December 31, 2012 were understated by £60.8 million. This understatement was principally caused by an error in the calculation of the Predecessor's deferred tax assets relating to arrangements that we account for as capital leases.
Following the provisions of SEC Staff Accounting Bulletin, or "SAB", No. 99, including an analysis of quantitative and qualitative factors, the Predecessor determined that the understatement was not material to the consolidated financial statements as of and for the year ended December 31, 2012. However, if the adjustments to correct the understatement of its deferred income tax assets had been recorded in the three months ended March 31, 2013, the Predecessor believed the impact would have been significant to that period. Therefore, following the provisions of SEC SAB No. 108, the Predecessor determined that it was appropriate to correct the error to the consolidated financial statements as of and for the year ended December 31, 2012 by correcting the previously issued financial statements in the financial statements as of and for the year ending December 31, 2013, beginning with the condensed consolidated financial statements for the three months ended March 31, 2013.
The December 31, 2012 condensed consolidated balance sheets included in this quarterly report on Form 10-Q reflect the correction of this understatement by increasing the previously reported amounts of the Predecessor's total deferred tax assets, total assets and total shareholders' equity by £60.8 million and by decreasing the previously reported amount of accumulated deficit by £60.8 million. Prior to the fourth quarter of 2012, the Predecessor maintained a full valuation allowance on its deferred income tax assets. If we had not understated our deferred income tax assets in periods prior to the fourth quarter of 2012, we would have increased the valuation allowance on those deferred income tax assets by a corresponding amount, resulting in no net impact on the consolidated balance sheets or statements of comprehensive income. Therefore, there will be no changes to the 2012 statements of operations for periods prior to the fourth quarter of 2012 until the financial statements for the year ending December 31, 2013 are issued, at which time the income tax benefit, income from continuing operations, net income and comprehensive income for the year ended December 31, 2012 will increase by £60.8 million. The correction will have no impact on the total cash flows from operating, investing or financing activities previously reported in the Predecessor's consolidated statement of cash flows for the year ended December 31, 2012.

Note 2—Merger with Liberty Global
In connection with the Mergers, Liberty Global and Virgin Media completed a merger that resulted in the surviving corporations in the Mergers (renamed Liberty Global, Inc. and Virgin Media Inc.) becoming wholly-owned subsidiaries of Liberty Global plc. Pursuant to the terms and conditions of the Merger Agreement:

•
each share of common stock, par value $0.01 per share, of Virgin Media Inc. was converted into the right to receive the following (collectively, the “VMI merger consideration”): (i) 0.2582 of a class A ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc (a “class A Liberty Global plc share”), (ii) 0.1928 of a class C ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc (a “class C Liberty Global plc share”) and (iii) $17.50 in cash, without interest; and

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 2—Merger with Liberty Global (continued)

•
each share of series A common stock of Liberty Global, Inc. was converted into the right to receive one class A Liberty Global plc share, each share of series B common stock of Liberty Global, Inc. was converted into the right to receive one class B ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc and each share of series C common stock of Liberty Global, Inc. was converted into the right to receive one class C Liberty Global plc share.

Liberty Global plc is a public limited company organized under the laws of England and Wales and its class A, class B, and class C ordinary shares are quoted on the NASDAQ Global Select market under the LBTYA, LBTYB and LBTYK symbols, respectively.
On June 7, 2013, Liberty Global plc issued 70,233,842 class A and 52,444,170 class C ordinary shares to holders of Virgin Media common stock and 141,234,331 class A, 10,176,295 class B and 105,572,797 class C ordinary shares to holders of LGI common stock. Each class A ordinary share of Liberty Global is entitled to one vote per share, each class B ordinary share of Liberty Global is entitled to ten votes per share and each class C ordinary share of Liberty Global was issued without voting rights.
The Mergers and related financing transactions were funded with a combination of (i) the net proceeds from the April 2021 Senior Secured Notes and 2023 Senior Notes assumed by the Successor (each as defined and described in note 6), (ii) borrowings under the Senior Credit Facility (as defined and described in note 6) and (iii) Liberty Global's and Virgin Media’s existing liquidity.
For accounting purposes, the Mergers were treated as the acquisition of Virgin Media (the Predecessor) by Liberty Global. In this regard, the equity and cash consideration paid to acquire the Predecessor, and pushed down to and reported by the Successor, is set out below (in millions):

Liberty Global class A ordinary shares(a)	£3,446.7
Liberty Global class C ordinary shares(a)	2,414.0
Cash(b)	3,064.1
Estimated fair value of the vested portion of Virgin Media stock incentive awards(c)	174.1
Total equity and cash consideration	£9,098.9
_______________
(a) Represents the value assigned to the 70,233,842 class A and 52,444,170 class C ordinary shares of Liberty Global issued to the Predecessor's shareholders in connection with the Mergers. These amounts are based on (i) the exchange ratios specified by the Merger Agreement, (ii) the closing per share price on June 7, 2013 of Series A and Series C LGI common stock of $76.24 and $71.51, respectively, and (iii) the 272,013,333 outstanding shares of the Predecessor's common stock at June 7, 2013.
(b) Represents the cash consideration paid in connection with the Mergers. This amount is based on (i) the $17.50 per share cash consideration specified by the Merger Agreement and (ii) the 272,013,333 outstanding shares of the Predecessor's common stock at June 7, 2013.
(c) Represents the portion of the estimated fair value of the Predecessor's stock incentive awards that are attributable to services provided prior to the June 7, 2013 acquisition date. The estimated fair value is based on the attributes of the 13.0 million outstanding Predecessor's stock incentive awards at June 7, 2013, including the market price of the Predecessor's underlying common stock. The outstanding Predecessor's stock incentive awards at June 7, 2013 included 9.9 million stock options that have been valued using Black Scholes option valuations. In addition, the Predecessor’s stock incentive awards at June 7, 2013 included 3.17 million restricted stock units that include performance conditions and, in certain cases, market conditions. Those restricted stock units with market conditions have been valued using Monte Carlo simulation models. For further information, see note 9.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 2—Merger with Liberty Global (continued)

The table below represents a reconciliation of the purchase consideration pushed down to amounts recorded in opening additional paid-in capital by the Successor (in millions):

Purchase consideration	£9,098.9
Contributed debt(a)	(3,096.5)
Other net assets(b)	144.9
Opening Successor push-down equity	£6,147.3
(a) Consists of obligations pursuant to (i) a third-party bridge loan of £2,281.9 million that was subsequently repaid during the period from June 8 to June 30, 2013, and (ii) an intercompany loan payable to a subsidiary of Liberty Global of £814.6 million, both of which were pushed down to Virgin Media through a non-cash common control merger with an indirect subsidiary of Liberty Global as a part of the Mergers. The proceeds from these loans were used by Liberty Global prior to the common control merger to fund the cash portion of the purchase consideration and other related costs.
(b) In connection with the Mergers, certain subsidiaries of Liberty Global were contributed to or merged into Virgin Media and its consolidated subsidiaries immediately after the acquisition of Virgin Media (Predecessor) by Liberty Global. The opening equity of the Successor includes the equity of these entities.
Direct transaction costs associated with the Mergers have been expensed as incurred. Transaction costs incurred in the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 are £0.2 million and £45.8 million, respectively, including professional fees and other related costs.

The Mergers have been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. This allocation is preliminary and subject to adjustment based on final assessment of the fair values of the acquired identifiable assets and liabilities.

The preliminary fair value of assets and liabilities was determined by management with the assistance of outside valuation experts in the second quarter of 2013. Outside experts primarily assisted management in determining the fair value of its property, plant and equipment and intangible assets. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property, equipment, goodwill, customer relationships and income taxes. We expect to complete the purchase price allocation as soon as practicable. The adjustments, if any, arising out of the completion of the purchase price allocation will not impact cash flows.

Following the provisions of SEC SAB Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair values of the assets acquired and liabilities assumed by Liberty Global have been pushed down to the Successor’s financial statements to form a new basis of accounting.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 2—Merger with Liberty Global (continued)

A summary of the purchase price allocation and opening balance sheet pushed down to the Successor at the June 7, 2013 acquisition date is presented in the following table (in millions):

Cash and cash equivalents	£447.1
Other current assets	600.7
Property and equipment, net	6,353.1
Goodwill(a)	5,781.6
Intangible assets subject to amortization(b)	2,527.0
Other assets, net	2,103.6
Current portion of debt and capital lease obligations	(762.4)
Other current liabilities(c)(d)	(2,285.0)
Long-term portion of debt and capital lease obligations	(5,456.8)
Other long-term liabilities	(210.0)
Total purchase price	£9,098.9
(a) The goodwill recognized is primarily attributable to (i) the ability to take advantage of Virgin Media’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Virgin Media with Liberty Global's other broadband communications operations in Europe.
(b) Amount consists of intangible assets related to customer relationships. As of June 7, 2013, the weighted average useful life of our intangible assets was approximately seven years.
(c) Amount includes a £23.0 million liability that was recorded to adjust an unfavorable capacity supply arrangement to its estimated fair value. This amount, which is subject to adjustment upon the finalization of our acquisition accounting, will be amortized through the March 31, 2014 expiration date of the contract as a reduction of Virgin Media's operating expenses so that the net effect of this amortization and the payments required under the contract approximate market rates. During the period from June 8, 2013 through June 30, 2013, £4.3 million of this liability was amortized.
(d) Includes the equity component of the Convertible Notes (as defined in Note 6) of £1,068.5 million that is reflected as a derivative liability in the Successor period. For additional information, see note 6.
Goodwill
The goodwill was allocated to our reportable segments as set forth below (in millions):

Reportable Segment
Consumer	£4,862.3
Business	919.3
Total	£5,781.6

Note 3 - Derivative Instruments

Strategies and Objectives for Holding Derivative Instruments
During both the Successor and Predecessor periods, the Company's operations have been materially impacted by changes in interest rates and foreign currency exchange rates.
Cross-currency interest rate swaps and foreign currency forward rate contracts have been entered into to manage interest rate and foreign exchange rate currency exposures with respect to U.S. dollar denominated debt obligations. Additionally, interest rate swaps have been entered into to manage interest rate exposures resulting from variable and fixed rates of interest due on pounds sterling denominated debt obligations.
During both the Successor and Predecessor periods, the Company did not enter into derivatives for speculative or trading purposes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3—Derivative Instruments

Accounting for Derivative Instruments
Successor accounting
The Successor does not apply hedge accounting to derivative instruments. Accordingly, changes in the fair values of derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in the condensed consolidated statements of operations.
Predecessor accounting
Whenever practical, the Predecessor designated a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships were referred to as “Accounting Hedges”. When a derivative contract was not designated as an Accounting Hedge, it was treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains or losses on derivative instruments in net income in the condensed consolidated statements of comprehensive income. These derivatives were referred to as “Economic Hedges”.
During the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012, losses of £47.4 million and £14.4 million were recognized on derivative instruments, respectively, that were not designated or qualifying as a hedging instrument, and during the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 gains of £60.3 million and £28.4 million were recognized on derivative instruments, respectively, that were not designated or qualifying as a hedging instrument.

Cash Flow Hedging
For derivative instruments that were designated and qualified as cash flow Accounting Hedges, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. In the Predecessor condensed consolidated statements of cash flows, the cash flows resulting from derivative contracts that were treated as Accounting Hedges were recognized in the same category where the cash flows from the underlying exposure were recognized. Cash flows from derivative contracts that were not designated as Accounting Hedges were recognized as operating activities in the condensed consolidated statement of cash flows. If hedge accounting was discontinued for an instrument, subsequent cash flows were classified based on the nature of the instrument.
Gains or losses in the Predecessor periods representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized as gains or losses on derivative instruments in net income in the period in which they occurred. During the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012, no gain or loss relating to ineffectiveness on cash flow hedges was recognized.
See note 10 for details of the effective amount of gain or loss recognized in other comprehensive earnings and amounts reclassified to earnings during the Predecessor period from January 1 to June 7, 2013.
Fair Value Hedging
For derivative instruments that were designated in qualifying fair value Accounting Hedge relationships in the Predecessor periods, the gain or loss on the derivative, inclusive of counterparty non-performance risk, was reported in earnings. The difference between these movements and changes in the fair value of the hedged debt obligations due to changes in the hedged risks is referred to as hedge ineffectiveness. In the Predecessor condensed consolidated balance sheets, changes in the value of the hedged debt obligations due to changes in the hedged risks were included as adjustments to the carrying value of the debt.
In the Predecessor condensed consolidated statements of cash flows, the cash flows resulting from derivative contracts that were treated as Accounting Hedges were recognized in the same category where the cash flows from the underlying exposure were recognized. All other cash flows from derivative contracts were recognized as operating activities in the Predecessor condensed consolidated statement of cash flows.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3—Derivative Instruments (continued)

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized as gains or losses on derivative instruments in net income in the Predecessor condensed consolidated statements of operations in the periods in which they occurred. During the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012, hedge ineffectiveness losses of £4.4 million and £6.2 million, respectively, were recognized. During the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012, hedge ineffectiveness losses of £8.5 million and £4.5 million, respectively, were recognized.

Conversion Hedges
During 2010, the Predecessor entered into capped call option transactions, or conversion hedges, relating to its Convertible Notes (as defined in note 6), in order to offset a portion of the dilutive effects associated with the conversion of the Convertible Notes. On consummation of the Mergers, these instruments were transferred to the Successor. As further described in note 6, most of the Convertible Notes were exchanged for class A and class C ordinary shares of Liberty Global and cash following the Mergers. Accordingly, subsequent to June 30, 2013, we settled 93.8% of the notional amount of the conversion hedges for cash proceeds of $543.8 million (£352.2 million).

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3—Derivative Instruments (continued)

Summary of Derivative Instruments
The following table provides details of the fair values of the derivative instrument assets and liabilities recognized in the Successor and Predecessor condensed consolidated balance sheets (in millions):

	Successor	Predecessor(1)
	June 30, 2013	December 31, 2012
Included within current assets:
Accounting Hedges
Interest rate swaps	£—	£7.5
Cross-currency interest rate swaps	—	18.1
Economic Hedges
Interest rate swaps	19.6	1.4
Cross-currency interest rate swaps	17.1	9.2
Conversion hedges	285.3	—
	£322.0	£36.2
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£—	£95.6
Cross-currency interest rate swaps	—	32.0
Economic Hedges
Interest rate swaps	87.6	—
Cross-currency interest rate swaps	117.1	13.0
Conversion hedges	84.9	302.4
	£289.6	£443.0
Included within current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£—	£9.3
Economic Hedges
Interest rate swaps	35.5	14.0
Cross-currency interest rate swaps	9.3	6.0
Derivative embedded in convertible debt	154.2	—
	£199.0	£29.3
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£—	£54.5
Economic Hedges
Interest rate swaps	20.8	33.4
Cross-currency interest rate swaps	15.7	0.2
	£36.5	£88.1
(1) As retrospectively revised - see note 1.

Successor Period
Cross-Currency Interest Rate Swaps
As of June 30, 2013, the Successor held outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar denominated senior notes and senior secured notes, and the U.S. dollar denominated senior credit facility.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 3—Derivative Instruments (continued)

The terms of outstanding cross-currency interest rate swaps for the Successor at June 30, 2013, are as follows:

Maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
	in millions
November 2016	$1,000.0	£516.9	6.50%	6.91%
January 2018	1,000.0	615.7	6.50%	7.02%
April 2019	291.5	186.2	5.38%	5.49%
October 2019	500.0	302.3	8.38%	9.02%
June 2020	1,384.6	901.4	6 month US LIBOR + 2.75%	6 month LIBOR + 3.18%
October 2020	1,370.4	881.6	6 month US LIBOR + 2.75%	6 month LIBOR + 3.10%
January 2021	500.0	308.9	5.25%	6 month LIBOR + 1.94%
February 2022	500.0	313.6	5.25%	5.80%
February 2022	900.0	560.0	4.88%	5.11%
	$7,446.5	£4,586.6
All cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the Convertible Notes. Accordingly, the only cash flows associated with this instrument are interest payments and receipts.
Interest Rate Swaps
As of June 30, 2013, the Successor had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with its senior credit facility, which accrue at variable rates based on LIBOR. The Successor also had outstanding interest rate swap agreements to manage its exposure to changes in the fair value of the January 2021 sterling senior secured notes. The interest rate swaps allow the receipt or payment of interest based on six month LIBOR in exchange for payments or receipts of interest at fixed rates.
The terms of the outstanding interest rate swap contracts of the Successor at June 30, 2013 are as follows:

Maturity date	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
	in millions

December 2015	£600.0	6 month LIBOR	2.86%
April 2018	300.0	6 month LIBOR	1.37%
October 2018	2,155.0	6 month LIBOR	1.52%
January 2021	650.0	5.50%	6 month LIBOR + 1.84%
January 2021	300.0	6 month LIBOR + 1.83%	3.89%
	£4,005.0

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4—Fair Value Measurements

We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of June 30, 2013 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. We expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2013, no such transfers were made.

All of our Level 1 inputs (quoted market prices of Liberty Global's class A and C ordinary shares), Level 2 inputs (interest rate futures, swap rates and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

As further described in note 3, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties.

Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2013, we performed nonrecurring valuations for the purpose of determining the fair value of the assets and liabilities pushed down pursuant to the Mergers. We used a discount rate of 9.0% for our preliminary valuation of the customer

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 4—Fair Value Measurements (continued)

relationships acquired as a result of this acquisition. We did not perform any significant nonrecurring fair value measurements during the six months ended June 30, 2012.
The following tables present the Predecessor and Successor assets and liabilities measured at fair value, aggregated by the level in the fair value hierarchy into which those measurements fall (in millions):

	Successor
	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£—	£241.4	£—	£241.4
Conversion hedges	—	—	370.2	370.2
Total	£—	£241.4	£370.2	£611.6
Liabilities
Derivative financial instruments	£—	£235.5	£—	£235.5
Total	£—	£235.5	£—	£235.5

	Predecessor
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments, excluding conversion hedges	£—	£176.8	£—	£176.8
Conversion hedges	—	—	302.4	302.4
Total	£—	£176.8	£302.4	£479.2
Liabilities
Derivative financial instruments	£—	£117.4	£—	£117.4
Total	£—	£117.4	£—	£117.4
Conversion hedges
The following table presents a reconciliation of the beginning and ending balances of the conversion hedges (in millions):

Predecessor
Balance at December 31, 2012	£302.4
Unrealized gain included in gain on derivative instruments	97.3
Unrealized currency translation adjustment included in other comprehensive loss	21.6
Balance at March 31, 2013	£421.3
Unrealized loss included in loss on derivative instruments	(47.3)
Unrealized currency translation adjustment included in other comprehensive loss	(9.1)
Balance at June 7, 2013	£364.9

Successor
Balance at June 8, 2013	£364.9
Unrealized loss included in gain on derivative instruments	(3.1)
Unrealized currency translation adjustment included in other comprehensive loss	8.4
Balance at June 30, 2013	£370.2
Changes in fair values of the conversion hedges in both the Predecessor and the Successor periods are reported as realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 5—Long Lived Assets

Property and Equipment, net

As part of the push-down accounting discussed in note 2, property and equipment has been recorded at fair value at June 7, 2013 in the Successor's financial statements.

The details of our property and equipment and the related accumulated depreciation are set forth below (in millions):

	Successor	Predecessor
	June 30, 2013	December 31, 2012
Distribution Systems	£4,992.4	£7,947.4
Customer premises equipment	771.8	1,355.1
Support equipment, buildings and land	647.9	690.7
	6,412.1	9,993.2
Accumulated depreciation	(69.7)	(5,481.0)
Total property and equipment, net	£6,342.4	£4,512.2

Goodwill

At December 31, 2012 and as at the date of the Mergers on June 7, 2013, goodwill attributable to the Predecessor was £2,017.5 million. As part of the push-down accounting discussed in note 2, the Predecessor goodwill was eliminated and £5,781.6 million was recognized as goodwill in the Successor's financial statements.

Intangible assets subject to amortization, net

The details of our intangible assets subject to amortization are set forth below (in millions):

	Successor			Predecessor
	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	£2,527.0	£(23.0)	£2,504.0	£754.6	£(754.6)	£—
See note 2 for further details of the Successor's intangible assets.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations

Overview
The pound sterling equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2013
	Weighted average interest rate(a)	Unused borrowing capacity(b)		Estimated fair value(c)		Carrying value(d)
		Borrowing Currency	Sterling equivalent	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
				in millions
Debt:
Senior Credit Facility	3.77%	£660.0	£660.0	£2,777.3	£750.0	£2,777.3	£750.0
Notes	6.36%	—	—	5,676.7	4,660.5	5,748.0	4,406.1
Convertible Notes(e)	6.50%	—	—	253.6	1,276.3	101.1	544.0
Total Debt	5.51%	£660.0	£660.0	£8,707.6	£6,686.8	8,626.4	5,700.1

Capital lease obligations						243.8	229.0
Total debt and capital lease obligations						8,870.2	5,929.1
Current maturities						(192.7)	(77.1)
Long-term debt and capital lease obligations						£8,677.5	£5,852.0

(a) Represents the weighted average interest rate in effect at June 30, 2013 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable and fixed-rate indebtedness was approximately 6.1% at June 30, 2013. For information concerning our derivative instruments, see note 3.
(b) Unused borrowing capacity represents the maximum availability under the Senior Credit Facility at June 30, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. As adjusted for the completion of the applicable June 30, 2013 compliance reporting requirements, our availability at June 30, 2013 under the Senior Credit Facility would have been limited to £501.4 million.
(c) The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 4.
(d) Amounts include the impact of premiums and discounts, where applicable.
(e) The $2,716.8 million (£1,748.7 million) fair value of the Convertible Notes (as defined and described below) on the date of the merger includes $1,056.8 million (£680.2 million) that we allocated to a debt component and $1,660.0 million (£1,068.5 million) that we allocated to an equity component. In the Successor period, the equity component is reflected as a derivative instrument included within current liabilities. See the related discussion below for additional information. The amount reported in the estimated fair value column for the Convertible Notes represents the estimated fair value of the remaining Convertible Notes outstanding as of June 30, 2013, including both the debt and equity components.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

Financing of the Mergers
The Mergers and related refinancing transactions were funded with a combination of (i) the proceeds from the April 2021 Senior Secured Notes and 2023 Senior Notes (each as defined and described below), (ii) borrowings under the Senior Credit Facility (as defined and described below) and (iii) Liberty Global's and our existing liquidity.
Prior to consummation of the Mergers, the net proceeds (after deducting certain transaction expenses) from the April 2021 Senior Secured Notes and 2023 Senior Notes (each as defined and described below) of $3,557.5 million (£2,289.8 million) were placed into segregated escrow accounts with a trustee. Such net proceeds were released upon closing of the Mergers.
On June 11, 2013, a series of transactions, or the "Debt Push-down", was completed pursuant to which the April 2021 Senior Secured Notes and the 2023 Senior Notes became senior secured and senior obligations of Virgin Media Secured Finance PLC and Virgin Media Finance PLC, respectively, both of which are U.K. subsidiaries of the Company.
As part of the purchase price allocation discussed in note 2, the Predecessor long-term debt instruments were revalued to fair value on June 7, 2013. The excess of fair value over principal amount of each instrument will be amortized as a reduction of interest expense over the contractual life of the associated debt instrument.
Repayment of Predecessor indebtedness
In connection with the Mergers, the Successor repaid the Predecessor's existing senior credit facility in the amount of £750.0 million, the 6.50% U.S. dollar Convertible Notes (as defined and described below) in the amount of £515.9 million, 5.25% U.S. dollar denominated senior secured notes due 2021 in the amount of £33.4 million, 5.50% sterling denominated senior secured notes due 2021 in the amount of £21.6 million, 4.875% U.S. dollar denominated senior notes due 2022 in the amount of £501.1 million, 5.125% sterling denominated senior notes due 2022 in the amount of £355.9 million and the 5.25% U.S. dollar denominated senior notes due 2022 in the amount of £259.8 million.
Senior Credit Facility
The details of our borrowings under the Senior Credit Facility (as defined and described below) are summarized in the following table:

		As of June 30, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing capacity)	Unused borrowing capacity(a)	Carrying value(b)
			(in millions)
A	June 7, 2019	LIBOR +3.25%	£375.0	£—	£375.0
B	June 7, 2020	LIBOR +2.75%(c)	$2,755.0	—	1,805.3
C	June 7, 2020	LIBOR +3.75%(c)	£600.0	—	597.0
Revolving Facility	June 7, 2019	LIBOR +3.25%	£660.0	660.0	—
Total				£660.0	£2,777.3
(a) Unused borrowing capacity represents the maximum availability under the Senior Credit Facility at June 30, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. As adjusted for the completion of the applicable June 30, 2013 compliance reporting requirements, our availability at June 30, 2013 under the Senior Credit Facility would have been limited to £501.4 million. The Revolving Facility (as defined and described below) has a commitment fee on unused and uncancelled balances of 1.3% per year.
(b) The carrying values of Facilities B and C include the impact of discounts.
(c) Facilities B and C have a LIBOR floor of 0.75%.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

On June 7, 2013, Virgin Media Investment Holdings Limited (VMIH), together with certain other subsidiaries of Virgin Media as borrowers and guarantors (the Virgin Media Borrower Group) entered into a new senior secured credit facility agreement (the Senior Credit Facility), pursuant to which the lenders thereunder agreed to provide the borrowers with (i) a £375.0 million term loan (Facility A), (ii) a $2,755.0 million term loan (Facility B), (iii) a £600.0 million term loan (Facility C) and (iv) a £660.0 million revolving credit facility (the Revolving Facility). With the exception of the Revolving Facility, all available amounts were borrowed under the Senior Credit Facility in June 2013.
The Senior Credit Facility requires that members of the Virgin Media Borrower Group that generate not less than 80% of such group's EBITDA (as defined in the Senior Credit Facility) in any financial year, guarantee the payment of all sums payable under the Senior Credit Facility and such group members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable. In addition, the holding company of each borrower must give a share pledge over its shares in such borrower.
In addition to mandatory prepayments which must be made for certain disposal proceeds (subject to certain de minimis thresholds), the lenders may cancel their commitments and declare the loans due and payable after 30 business days following the occurrence of a change of control in respect of the Virgin Media Borrower Group, subject to certain exceptions.
The Senior Credit Facility contains certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand. The Senior Credit Facility contains certain representations and warranties customary for facilities of this type, which are subject to exceptions, baskets and materiality qualifications.
The Senior Credit Facility restricts the ability of the members of the Virgin Media Borrower Group to, among other things, (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions and (iii) create certain security interests over their assets, in each case, subject to carve-outs from such limitations.
The Senior Credit Facility also requires the borrowers to observe certain affirmative undertakings or covenants, which are subject to materiality and other customary and agreed exceptions.
In addition to customary default provisions, including defaults on other indebtedness of Virgin Media Finance, and its subsidiaries, the Senior Credit Facility provides that any event of default with respect to indebtedness of £50.0 million or more in the aggregate of Virgin Media Finance and its subsidiaries is an event of default under the Senior Credit Facility.
The Senior Credit Facility permits members of the Virgin Media Borrower Group to make certain distributions and restricted payments to its parent company through loans, advances or dividends subject to compliance with applicable covenants.
During July 2013, we borrowed £149.0 million under the Revolving Facility.
Notes

Under the terms of the applicable indentures, the completion of the Mergers represented a “Change of Control” event that required Virgin Media Secured Finance and Virgin Media Finance, as applicable, to offer to repurchase the January 2021 Senior Secured Notes and the 2022 Senior Notes. In this regard, on June 11, 2013, Virgin Media Secured Finance and Virgin Media Finance, as applicable, redeemed (i) $52.1 million of the January 2021 Dollar Senior Secured Notes, (ii) £21.6 million of the January 2021 Sterling Senior Secured Notes, (iii) $405.0 million of the 2022 5.25% Dollar Senior Notes, (iv) $781.3 million of the 2022 4.875% Dollar Senior Notes and (v) £355.9 million of the 2022 Sterling Senior Notes. With respect to the 2019 Senior Notes and the 2018 Senior Secured Notes, Virgin Media previously had obtained consent from holders of such notes to waive its repurchase obligations under the respective indentures related to the “Change of Control” provisions.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

On February 22, 2013, in connection with the execution of the Merger Agreement, two subsidiaries of Liberty Global issued:

(i)
$1.0 billion principal amount of 5.375% senior secured notes (the April 2021 Dollar Senior Secured Notes) and £1.1 billion principal amount of 6.00% senior secured notes (the April 2021 Sterling Senior Secured Notes and, together with the April 2021 Dollar Senior Secured Notes, the April 2021 Senior Secured Notes); and

(ii)
$530.0 million principal amount of 6.375% senior notes (the 2023 Dollar Senior Notes) and £250.0 million principal amount of 7.00% senior notes (the 2023 Sterling Senior Notes and, together with the 2023 Dollar Senior Notes, the 2023 Senior Notes).

Upon completion of the Mergers, the April 2021 Senior Secured Notes and the 2023 Senior Notes were pushed down to Virgin Media Secured Finance and Virgin Media Finance, respectively.

The 2018 Senior Secured Notes, the January 2021 Senior Secured Notes and the April 2021 Senior Secured Notes are collectively referred to as the "Senior Secured Notes". The 2019 Senior Notes, the 2022 Senior Notes and the April 2023 Senior Notes are collectively referred to as the "Senior Notes". The Senior Secured Notes and the Senior Notes are collectively referred to as the "Notes".

The details of the Notes are summarized in the following table:

			As of June 30, 2013
			Outstanding principal amount
Notes	Maturity	Interest rate	Borrowing currency	Sterling equivalent	Estimated fair value	Carrying value (a)
			(in millions)
2018 Dollar senior secured notes	January 15, 2018	6.50%	$1,000.0	£658.6	£678.7	£690.2
2018 Sterling senior secured notes	January 15, 2018	7.00%	£875.0	875.0	907.9	919.9
2019 Dollar Senior Notes	October 15, 2019	8.38%	$507.1	334.0	363.0	369.9
2019 Sterling Senior Notes	October 15, 2019	8.88%	£253.5	253.5	275.7	279.7
January 2021 Dollar senior secured notes	January 15, 2021	5.25%	$447.9	295.0	295.1	305.1
January 2021 Sterling senior secured notes	January 15, 2021	5.50%	£628.4	628.4	616.6	638.9
April 2021 Dollar senior secured notes	April 15, 2021	5.38%	$1,000.0	658.6	664.8	658.6
April 2021 Sterling senior secured notes	April 15, 2021	6.00%	£1,100.0	1,100.0	1,097.3	1,100.0
2022 5.25% Dollar Senior Notes	February 15, 2022	5.25%	$95.0	62.5	57.7	63.2
2022 4.875% Dollar Senior Notes	February 15, 2022	4.88%	$118.7	78.2	75.7	78.9
2022 Sterling Senior Notes	February 15, 2022	5.13%	£44.1	44.1	41.8	44.6
April 2023 Dollar Senior Notes	April 15, 2023	6.38%	$530.0	349.1	353.0	349.0
April 2023 Sterling Senior Notes	April 15, 2023	7.00%	£250.0	250.0	249.4	250.0
				£5,587.0	£5,676.7	£5,748.0
(a)Amounts include the impact of premiums and discounts, where applicable.
The Senior Notes are unsecured senior obligations of Virgin Media Finance that rank equally with all of the existing and future senior debt of Virgin Media Finance and are senior to all existing and future subordinated debt of Virgin Media Finance. The 2019 Senior Notes and the 2022 Senior Notes are guaranteed on a senior basis by Virgin Media, Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited and on a senior subordinated basis by VMIH and Virgin Media Investments Limited (VMIL) (collectively, the Senior Notes Guarantors).

The Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

debt of Virgin Media Secured Finance. The Senior Secured Notes are guaranteed on a senior basis by Virgin Media Secured Finance, Virgin Media, VMIH, and certain subsidiaries of Virgin Media (the Senior Secured Guarantors) and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the Senior Secured Guarantors.

Subject to the circumstances described below, the January 2021 Senior Secured Notes and the 2022 Senior Notes are non-callable. At any time prior to maturity, Virgin Media Secured Finance or Virgin Media Finance (as applicable) may redeem some or all of the January 2021 Senior Secured Notes or the 2022 Senior Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to (i) January 15, 2021 using the discount rate (as specified in the indenture) as of the applicable redemption date plus 25 basis points in the case of the January 2021 Senior Secured Notes or (ii) February 15, 2022 using the discount rate (as specified in the applicable indenture) as of the applicable redemption date plus 50 basis points in the case of the 2022 Senior Notes.

Subject to the circumstances described below, the 2018 Senior Secured Notes are non-callable until January 15, 2014 , the 2019 Senior Notes are non-callable until October 15, 2014, the April 2021 Senior Secured Notes are non-callable until April 15, 2017 and the 2023 Senior Notes are non-callable until April 15, 2018. At any time prior to January 15, 2014 in the case of the 2018 Senior Secured Notes, October 15, 2014 in the case of the 2019 Senior Notes, April 15, 2017 in the case of the April 2021 Senior Secured Notes or April 15, 2018 in the case of the 2023 Senior Notes, Virgin Media Secured Finance and Virgin Media Finance (as applicable) may redeem some or all of the 2018 Senior Secured Notes, the 2019 Senior Notes, the April 2021 Senior Secured Notes or the 2023 Senior Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2014, October 15, 2014, April 15, 2017 or April 15, 2018 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Virgin Media Finance and Virgin Media Secured Finance (as applicable) may redeem some or all of the 2018 Senior Secured Notes, the 2019 Senior Notes, the April 2021 Senior Secured Notes or the 2023 Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on January 15 in the case of the 2018 Senior Secured Notes, October 15 in the case of the 2019 Senior Notes or April 15 in the case of the April 2021 Senior Secured Notes and the 2023 Senior Notes of the years set forth below:

	Redemption price
Year	2018 Dollar Senior Secured Notes	2018 Sterling Senior Secured Notes	2019 Dollar Senior Notes	2019 Sterling Senior Notes	April 2021 Dollar Senior Secured Notes	April 2021 Sterling Senior Secured Notes	2023 Dollar Senior Notes	2023 Sterling Senior Notes
2014	103.250%	103.500%	104.188%	104.538%	N.A.	N.A.	N.A.	N.A.
2015	101.625%	101.750%	102.792%	102.958%	N.A.	N.A.	N.A.	N.A.
2016	100.000%	100.000%	101.396%	101.479%	N.A.	N.A.	N.A.	N.A.
2017	100.000%	100.000%	100.000%	100.000%	102.688%	103.000%	N.A.	N.A.
2018	N.A.	N.A.	100.000%	100.000%	101.344%	101.500%	103.188%	103.500%
2019	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%	102.125%	102.333%
2020	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%	101.063%	101.667%
2021 and thereafter	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%
In addition, at any time prior to April 15, 2016, Virgin Media Secured Finance and Virgin Media Finance (as applicable) may redeem up to 40% of the April 2021 Senior Secured Notes and the 2023 Senior Notes, respectively, at redemption prices of 105.375% in the case of the April 2021 Dollar Senior Secured Notes, 106.000% in the case of the April 2021 Sterling Senior Secured Notes, 106.375% in the case of the 2023 Dollar Senior Notes and 107.000% in the case of the 2023 Sterling Senior Notes, with the net proceeds from one or more specified equity offerings. Further, Virgin Media Finance and Virgin Media Secured Finance (as applicable) may redeem all, but not less than all, of the Senior Notes and Senior Secured Notes at a price equal to their respective principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

Convertible Notes
In April 2008, the Predecessor issued $1.0 billion principal amount of 6.50% convertible senior notes (the Convertible Notes), pursuant to an indenture (the Convertible Notes Indenture). The Convertible Notes mature on November 15, 2016 unless the Convertible Notes are exchanged or repurchased prior thereto pursuant to the terms of the Convertible Notes Indenture.
As a result of the application of acquisition accounting in connection with the Mergers, the $2,716.8 million (£1,748.7 million) estimated fair value of the Convertible Notes at June 7, 2013 was allocated between the respective debt and equity components. The portion allocated to the debt component of $1,056.8 million (£680.2 million) was measured based on the estimated fair value of a debt instrument that has the same terms as the Convertible Notes without the conversion feature. The amount allocated to the debt component resulted in a premium to the principal amount of the Convertible Notes. The $1,660.0 million (£1,068.5 million) portion allocated to the equity component at June 7, 2013 was recorded as a derivative instrument included within current liabilities. The equity component is accounted for as an embedded derivative that requires bifurcation from the debt instrument due to the fact that the conversion option is indexed to Liberty Global shares. The fair value of the derivative liability at June 30, 2013 is £154.2 million.
The Convertible Notes are exchangeable under certain conditions for (subject to further adjustment as provided in the Convertible Notes Indenture and subject to our right to settle in cash or a combination of Liberty Global ordinary shares and cash) 13.4339 class A ordinary shares of Liberty Global, 10.0312 class C ordinary shares of Liberty Global and $910.51 in cash (without interest) for each $1,000 in principal amount of Convertible Notes exchanged. The circumstances under which the Convertible Notes are exchangeable are more fully described in the Convertible Notes Indenture, including, for example, based on the relationship of the value of the Merger Consideration to the conversion price of the Convertible Notes. Based on the trading prices of Liberty Global's class A and class C ordinary shares during a specified period, as provided for in the Convertible Notes Indenture, the Convertible Notes are currently exchangeable. Because the Mergers constituted a “Fundamental Change” and a “Make-Whole Fundamental Change” under the Convertible Notes Indenture, a holder of the Convertible Notes who exchanged such notes at any time from June 7, 2013 to, and including, July 9, 2013 (the Make-Whole Exchange Period), received 13.8302 class A ordinary shares of Liberty Global, 10.3271 class C ordinary shares of Liberty Global and $937.37 in cash (without interest) for each $1,000 in principal amount of Convertible Notes exchanged.
As of June 30, 2013, an aggregate of $853.9 million principal amount of the Convertible Notes had been exchanged following the Mergers for 11.8 million class A ordinary shares of Liberty Global and 8.8 million class C ordinary shares of Liberty Global and $800.4 million (£515.9 million) of cash. No gain or loss on extinguishment was recorded for these exchanges as the debt component of the Convertible Notes was measured at fair value shortly before the exchanges pursuant to the application of acquisition accounting in connection with the Mergers.
Subsequent to June 30, 2013, an additional $90.3 million principal amount of Convertible Notes was exchanged for 1.2 million class A ordinary shares of Liberty Global and 0.9 million class C ordinary shares of Liberty Global and $84.6 million (£56.8 million) of cash during the remainder of the Make-Whole Exchange Period. After giving effect to all exchanges completed during the Make-Whole Exchange Period, the remaining principal amount outstanding under the Convertible Notes was $54.8 million.
The Convertible Notes are senior unsecured obligations of Virgin Media that rank equally in right of payment with all of Virgin Media’s existing and future senior and unsecured indebtedness and ranks senior in right to all of Virgin Media’s existing and future subordinated indebtedness. The Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of Virgin Media’s subsidiaries. The Convertible Notes Indenture does not contain any financial or restrictive covenants. The Convertible Notes are non-callable.
MergerCo Bridge Facility Agreement
On June 5, 2013, Liberty Global entered into a short-term unsecured bridge credit facility agreement as borrower with its wholly-owned subsidiary, UnitedGlobalCom, Inc. (“UGC”), as guarantor and The Royal Bank of Scotland as lender in an aggregate principal amount of approximately $3,545 million (the “MergerCo Bridge Facility Agreement”), with amounts borrowed to be applied towards paying the consideration for the Mergers together with any related fees, costs and expenses. This facility was pushed down to the Successor on June 7, 2013.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

Amounts borrowed under the MergerCo Bridge Facility Agreement were repaid on June 12, 2013 using proceeds from issuance of the April 2021 Senior Secured Notes and the 2023 Senior Notes. There was no margin or interest payable under the MergerCo Bridge Facility Agreement. However, the lender was paid a commitment fee. The MergerCo Bridge Facility Agreement was an unsecured credit facility. However, the lender benefited from a guarantee and indemnity issued by UGC.
The Successor made certain representations and warranties in favor of the lender, including with respect to its corporate status (i) capacity and authority to enter into the finance documents, (ii) its solvency, (iii) the binding nature of its obligations and (iv) the non-conflict of such obligations with its other obligations, as to the activities that it carries out and the accuracy of the information provided. It also gave certain customary undertakings, including (a) the maintenance of necessary authorizations, (b) compliance with laws and (c) the pari passu ranking of the loan.
Maturities of Debt and Capital Lease Obligations
The maturities of our debt and capital lease obligations as of June 30, 2013 are presented below (in millions):

Year ending December 31:	Debt	Capital lease obligations	Total
2013 (remainder of year)	£95.5	£51.1	£146.6
2014	—	77.0	77.0
2015	—	53.8	53.8
2016	—	25.1	25.1
2017	—	2.0	2.0
2018	1,533.6	0.1	1,533.7
Thereafter	6,842.6	34.7	6,877.3
Total debt maturities	8,471.7	243.8	8,715.5
Unamortized premium	154.7	—	154.7
Total debt	£8,626.4	£243.8	£8,870.2
Current portion	(101.2)	(91.5)	(192.7)
Non-current portion	£8,525.2	£152.3	£8,677.5
Non-cash Refinancing Transactions
During the Successor Period, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating £750.0 million.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7—Income Taxes

Income tax expense attributable to our earnings before income taxes during the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012
Computed expected tax benefit (expense)	£(22.7)	£15.3	£(22.8)
Change in valuation allowances	(3.4)	(7.8)	22.5
Non-deductible or non-taxable interest and other expenses	12.0	(12.6)	—
International rate differences(a)	7.8	10.1	—
Other, net	(0.2)	(0.4)	—
Total	£(6.5)	£4.6	£(0.3)
(a) Amounts reflect statutory rates in the U.K. which are lower than the U.S. federal income tax rate.
At June 30, 2013, we had no significant changes to the unrecognized tax benefits disclosed in the Predecessor 's 2012 Annual Report.
During the fourth quarter of the Predecessor's year ended December 31, 2012, £2.5 billion of the valuation allowance on certain of the U.K. deferred tax assets and £0.1 billion of the valuation allowance on the U.S. deferred tax assets in dual resident companies were reversed. The basis of these reversals is explained in note 11 to the audited consolidated financial statements included in the Predecessor's 2012 Annual Report.
The deferred tax assets and liabilities presented as of June 30, 2013 reflect the current U.K. corporate income tax rate of 23%. During the three months ended March 31, 2013, it was announced that the U.K. corporate income tax rate will fall to 21% from April 2014 and 20% from April 2015. This change was enacted in July 2013; therefore, the impact will be reflected in the financial statements for the three months ended September 30, 2013.
Note 8—Equity
On consummation of the Merger with Liberty Global on June 7, 2013, all Predecessor issued share capital was cancelled with the holders becoming entitled to receive the Merger consideration of $17.50 and 0.2582 class A ordinary shares in Liberty Global and 0.1928 class C ordinary shares in Liberty Global.
Details of the Predecessor Capital Structure Optimization programs, which include repurchases of common stock, are set out in the Predecessor's 2012 Annual Report. No repurchases of common stock were made during the Predecessor period from January 1 to June 7, 2013. Upon consummation of the Mergers, the Predecessor Capital Structure Optimization programs were cancelled.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Share-Based Incentive Awards

Share-based incentive expense and assumptions
In the Predecessor periods, share-based compensation plans represent options and performance shares issued over the Predecessor Virgin Media stock. On closing of the Mergers, Predecessor Virgin Media awards with respect to 12,814,176 shares were replaced with Liberty Global awards (Virgin Media Replacement Awards).
The following tables summarize our share-based compensation expense for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period from January 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012 and the Predecessor period for the six months ended June 30, 2012 (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012
Ordinary shares:
Performance-based incentive awards	£0.2	£4.9	£2.3
Other share-based incentive awards	23.0	6.7	4.4
Total	£23.2	£11.6	£6.7
Included in:
Selling, general and administrative	£23.2	£11.6	£6.7
Total	£23.2	£11.6	£6.7

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Ordinary shares:
Performance-based incentive awards	£0.2	£10.0	£6.4
Other share-based incentive awards	23.0	12.1	10.6
Total	£23.2	£22.1	£17.0
Included in:
Selling, general and administrative	£23.2	£22.1	£17.0
Total	£23.2	£22.1	£17.0
In accordance with the terms of the Merger Agreement, Liberty Global share-based incentive awards (Virgin Media Replacement Awards) were issued to Virgin Media employees in exchange for corresponding Virgin Media awards. In connection with the Mergers, the Virgin Media Replacement Awards were measured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the Successor period of £123.8 million. During the Successor period from June 8 to June 30, 2013, £16.7 million of the June 7, 2013 estimated fair value of the Virgin Media Replacement Awards was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Merger Agreement on or prior to June 30, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions, including £4.1 million that was amortized during the Successor period from June 8 to June 30, 2013. Including this amortization, the aforementioned amount charged to expense and £2.4 million of national insurance taxes, the Virgin Media Replacement Awards accounted for all of our share-based compensation expense related to the Successor period from June 8 to June 30, 2013.
The following table provides certain information related to share-based compensation not yet recognized for share-based incentive awards related to Liberty Global ordinary shares as of June 30, 2013:

	Performance Awards	Other awards
Total compensation expense not yet recognized (in millions)	£15.8	£96.5
Weighted average period remaining for expense recognition (in years)	2.5	2.0

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Share-Based Incentive Awards (continued)

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global shares, including the Virgin Media replacement awards. The equivalent information for the Predecessor's share-based incentive awards is contained in the Predecessor's 2012 Annual Report.

Successor
Period from June 8 to June 30, 2013
Assumptions used to estimate fair value of options, performance based share appreciation rights (PSARs), restricted shares and restricted share units (RSUs) and performance based share units (PSUs) granted:

Risk-free interest rate	1.0%
Expected life	0.01 - 4.57yrs
Expected volatility	0.0 - 32.6%
Expected dividend yield	none

Weighted average grant-date fair value per share awards granted:
Options	£29.41
PSARs	£10.73
RSUs	£47.79
PSUs	£43.68

Total intrinsic value of awards exercised (in millions):
Options	£13.0

Cash received from exercise of options (in millions)	£6.9
Income tax benefit related to share-based compensation (in millions)	£4.8
The fair values of the Virgin Media Replacement Awards issued on consummation of the Mergers were estimated at the date of grant (June 7, 2013) using a Black-Scholes option pricing model using the assumptions detailed above.

Challenge performance awards

Effective June 24, 2013, Liberty Global's compensation committee approved a grant of challenge performance awards to certain executive officers and key employees (the “Challenge Performance Awards”). The Challenge Performance Awards for Liberty Global's executive officers and other key employees consist of a combination of PSARs and PSUs, in each case divided equally between Challenge Performance Awards based on class A ordinary shares and Challenge Performance Awards based on class C ordinary shares, for an aggregate of 5,897,500 PSARs and 269,450 PSUs (including 610,000 PSARs and 68,050 PSUs granted to executive officers and key employees of Virgin Media). Each PSU represents the right to receive one class A ordinary share or one class C ordinary share of Liberty Global, as applicable, subject to performance and vesting. The performance period for the Challenge Performance Awards will be based on the compensation committee's assessment of the executive officer's performance and achievement of individual goals in each of the years 2013, 2014 and 2015.

As the performance measure, the compensation committee selected high levels of individual performance that must be maintained throughout the performance period based on our company's internal annual performance rating guidelines. In the event such performance levels are not maintained by a participant, the compensation committee has the discretion to reduce by up to 100% the amount of such participant's Challenge Performance Awards that will vest on June 24, 2016.

The PSARs have a term of seven years and base prices equal to the respective market closing prices of the applicable class on the grant date, which was $69.70 for the class A PSARs and $65.56 for the class C PSARs.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Share-Based Incentive Awards (continued)

The Challenge Performance Awards are subject to forfeiture or acceleration in connection with certain terminations of employment or change-in-control events.

Performance share awards

On June 24, 2013, Liberty Global's compensation committee granted to Virgin Media's executive officers and certain key employees a total of 123,801 Liberty Global class A PSUs and 92,389 Liberty Global class C PSUs, pursuant to the Virgin Media 2010 Stock Incentive Plan. Each PSU represents the right to receive one share of class A ordinary share or class C ordinary share, as applicable, subject to performance and vesting. The performance period for these PSUs (the 2013 PSUs) is January 1, 2013 to December 31, 2014. As the performance measure, the compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2012 to 2014, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2012 actual results to those reflected in our then existing long-range plan for 2014. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2013 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2013 PSUs will vest on March 31, 2015 and the balance will vest on September 30, 2015. Liberty Global's compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2013 PSUs.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Share-Based Incentive Awards (continued)

The following tables summarize the share-based award activity for the Predecessor period January 1, 2013 to June 7, 2013 and the Successor period June 8, 2013 to June 30, 2013 and contemplates the change-in-control on June 7, 2013:

Options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($ million)
Outstanding Predecessor options at January 1, 2013	11,842,974	$18.75	6.8	$213.2
Granted	1,070,934	37.87	9.7	14.1
Expired or cancelled	(318,263)	21.93	7.9	9.3
Exercised	(2,732,654)	16.43	6.0	88.1
Outstanding Predecessor options exchanged for Liberty Global class A and C ordinary shares at June 7, 2013	9,862,991	$21.36	6.8	$292.3

Liberty Global class A ordinary share awards at June 8, 2013 granted in exchange for Predecessor options	3,934,574	$31.16	6.7	$166.5
Expired or cancelled	(25,541)	56.42	9.6	0.4
Exercised	(264,111)	26.05	5.9	12.3
Outstanding Liberty Global class A ordinary share options at June 30, 2013	3,644,922	$31.36	6.7	$153.6

Liberty Global class C ordinary share awards at June 8, 2013 granted in exchange for Predecessor options	2,935,250	$27.16	6.7	$119.6
Expired or cancelled	(19,061)	52.42	9.6	0.3
Exercised	(173,106)	22.49	6.0	7.9
Outstanding Liberty Global class C ordinary share options at June 30, 2013	2,743,083	$27.29	6.7	$111.4

RSUs	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)
Outstanding Predecessor RSUs at January 1, 2013	1,781,742	$15.64	6.8
Granted	50,101	39.39	9.6
Expired or cancelled	(578,801)	15.34	6.7
Exercised	(858,701)	14.10	6.6
Outstanding Predecessor RSUs at June 7, 2013	394,341	$22.43	7.8

Liberty Global class A RSUs at June 8, 2013 granted in exchange for Predecessor RSUs and PSUs	900,408	$76.24	8.3
Granted	8,334	69.72	10.0
Expired or cancelled	(746)	76.24	9.6
Exercised	(60,509)	76.24	8.6
Outstanding Liberty Global class A RSUs at June 30, 2013	847,487	$76.18	8.3

Liberty Global class C RSUs at June 8, 2013 granted in exchange for Predecessor RSUs and PSUs	671,923	$71.51	8.3
Granted	8,334	65.32	10.0
Expired or cancelled	(557)	71.51	9.6
Exercised	(45,157)	71.51	8.6
Outstanding Liberty Global class C RSUs at June 30, 2013	634,543	$71.43	8.3

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Share-Based Incentive Awards (continued)

PSUs	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)
Outstanding Predecessor PSUs at January 1, 2013	2,408,426	$22.40	8.2
Granted	632,762	39.66	9.6
Expired or cancelled	(251,936)	22.59	8.2
Exercised	(14,964)	24.08	8.8
Outstanding Predecessor PSUs at June 7, 2013	2,774,288	$26.31	8.5

Outstanding Predecessor PSUs exchanged for Liberty Global class A and C RSUs at June 7, 2013	2,354,571
Outstanding Predecessor PSUs canceled at June 7, 2013	419,717

Outstanding Liberty Global class A PSUs at June 8, 2013	—	$—	—
Granted	157,826	69.72	10.0
Outstanding Liberty Global class A PSUs at June 30, 2013	157,826	$69.72	10.0

Outstanding Liberty Global class C PSUs at June 8, 2013	—	$—	—
Granted	126,414	65.32	10.0
Outstanding Liberty Global class C PSUs at June 30, 2013	126,414	$65.32	10.0

PSARs	Number of shares	Weighted average basis price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($ millions)

Outstanding Liberty Global class A PSARs at June 8, 2013	—	$—	—	$—
Granted	305,000	69.70	7.0	1.2
Outstanding Liberty Global class A PSARs at June 30, 2013	305,000	$69.70	7.0	$1.2

Outstanding Liberty Global class C PSARs at June 8, 2013	—	$—	—	$—
Granted	305,000	65.56	7.0	0.7
Outstanding Liberty Global class C PSARs at June 30, 2013	305,000	$65.56	7.0	$0.7

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 10—Comprehensive Earnings

Predecessor period
The following table presents the effective amount of gain or loss recognized in other comprehensive earnings and amounts reclassified to earnings during the Predecessor periods from January 1 to June 7, 2013 (in millions):

	Derivatives			Pension		Foreign currency translation	Total
	Interest rate swaps	Cross- currency interest rate swaps	Tax effect of derivative transactions	Pension liability adjustment	Tax effect of pension transactions
Balance at December 31, 2012	£3.3	£(72.8)	£1.0	£(108.4)	£9.9	£161.2	£(5.8)
Amounts recognized in other comprehensive earnings (loss)	—	108.3	—	—	—	(13.0)	95.3
Amounts reclassified to earnings impacting:
Foreign exchange gain	—	(114.8)	—	—	—	—	(114.8)
Interest expense	—	0.5	—	—	—	—	0.5
Selling, general and administrative expenses	—	—	—	0.5	—	—	0.5
Tax effect recognized	—	—	3.5	—	(0.1)	—	3.4
Balance at March 31, 2013	£3.3	£(78.8)	£4.5	£(107.9)	£9.8	£148.2	£(20.9)
Amounts recognized in other comprehensive earnings (loss)	—	(44.7)	—	—	—	3.2	(41.5)
Amounts reclassified to earnings impacting:
Foreign exchange gain	—	39.9	—	—	—	—	39.9
Selling, general and administrative expenses	—	—	—	0.3	—	—	0.3
Tax effect recognized	—	—	(0.3)	—	(0.1)	—	(0.4)
Balance at June 7, 2013	£3.3	£(83.6)	£4.2	£(107.6)	£9.7	£151.4	£(22.6)

Successor period
As part of the purchase price allocation discussed in note 2, all accumulated gain or loss in other comprehensive earnings was eliminated. As discussed in note 3, the Successor has not designated any derivative instruments as Accounting Hedges. As a consequence, there are no amounts arising from movements on derivative instruments which are recognized in other comprehensive earnings in the Successor period.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11—Related Party Transactions

The Successor, as a wholly-owned subsidiary of Liberty Global plc, has identified both Liberty Global plc and other Liberty Global subsidiaries as related parties.

At June 30, 2013, Virgin Media has intercompany notes, interest and other receivables of £2,387.6 million and intercompany notes, interest and other payables of £1,331.4 million relating to the completion of the Mergers and associated financing activities with Liberty Global and subsidiary entities. During the Successor period, interest income of £10.7 million was recognized with respect to intercompany notes receivable and interest expense of £3.6 million was recognized with respect to the intercompany notes payable. The intercompany notes payable bear interest at rates from 7.5% to 8.5%.

During the Successor period from June 8 to June 30, 2013, £467.5 million of the intercompany note payable was repaid, and the remaining intercompany note payable of £366.0 million was repaid on July 30, 2013.

Note 12—Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, purchases of customer premises equipment and other items. As of June 30, 2013, the value of such commitments are as follows (in millions):

	Payments during:
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	£21.3	£36.5	£30.4	£22.5	£16.1	£10.3	£44.7	£181.8
Programming obligations	46.6	85.0	58.3	41.0	20.7	—	—	251.6
Other commitments	332.5	203.6	89.9	41.5	29.7	11.1	5.1	713.4
Total	£400.4	£325.1	£178.6	£105.0	£66.5	£21.4	£49.8	£1,146.8
Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012, the programming and copyright costs incurred aggregated £33.5 million, £232.3 million and £247.7 million, respectively. The ultimate amount payable in excess of the contractual minimums of our content contracts is dependent upon the number of subscribers to our service.
Other commitments comprise principally open purchase orders, and ongoing commitments to third party service providers.
In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, see note 3.
We also have commitments pursuant to pension agreements which are not included in the above table.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12—Commitments and Contingencies (continued)

Guarantees and Other Credit Enhancements
In the ordinary course of business, we have provided indemnifications and/or guarantees to our lenders, our vendors and certain other parties. In addition, we have provided performance and/or financial guarantees to our customers and vendors. Historically, these arrangements have not resulted in any material unscheduled payments and we do not believe that they will result in material payments in the future.
Legal and Regulatory Proceedings and Other Contingencies
On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media separately filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, Liberty Global and certain subsidiaries of LGI, challenging the Merger Agreement. All three plaintiffs purport to sue on behalf of the public stockholders of Virgin Media and allege that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints allege that LGI, Liberty Global and certain subsidiaries of LGI aided and abetted the alleged breaches of fiduciary duty by Virgin Media's board of directors. The complaints seek, among other things, rescission and plaintiffs' attorneys' fees and costs. Certain of the plaintiffs also seek damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York. On May 23, 2013, the parties to the consolidated lawsuit entered into a binding term sheet (the "Term Sheet") to settle the consolidated cases, and on July 22, 2013, executed a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement").
Pursuant to the Term Sheet and the Settlement, LGI consented to certain modifications to the deal protection measures related to the Merger Agreement, including, among other items, a reduction in the termination fee payable by Virgin Media under certain circumstances described in the Merger Agreement, and Virgin Media and LGI agreed to certain amendments to the joint proxy statement/prospectus mailed to Virgin Media and LGI stockholders in connection with the Mergers. In addition, under the Settlement the plaintiffs in the actions will provide all of the defendants, their affiliates, and financial advisors with a customary release of all claims. On July 25, 2013, the Supreme Court of the State of New York preliminarily approved the Settlement, subject to final approval of the court at a hearing scheduled for October 3, 2013. Stockholders of Virgin Media can elect out of the Settlement.

Our application of value added tax (VAT) with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. We have estimated the maximum exposure in the event of an unfavorable outcome to be £34.1 million as of June 30, 2013. No portion of this exposure has been accrued as the likelihood of loss is not considered to be probable. An initial hearing on these matters is expected to take place in November 2013.
In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues and (iii) disputes over interconnection, programming, and copyright fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we may have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations or cash flows in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Segment Reporting

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
Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management’s measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other operating items, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and cannot be allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by our Consumer and Business segments.
The following tables present (i) segment information and (ii) the reconciliation of total segment contribution to consolidated operating income and net earnings as follows (in millions):

	Successor			Predecessor
	Period from June 8 to June 30, 2013			Period from April 1 to June 7, 2013			Three months ended June 30, 2012
	Consumer	Business	Total	Consumer	Business	Total	Consumer	Business	Total
Revenue	£223.1	£35.9	£259.0	£656.1	£111.6	£767.7	£860.9	£166.0	£1,026.9
Segment contribution	£141.4	£18.5	£159.9	£398.8	£57.2	£456.0	£518.5	£91.8	£610.3

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012
Total segment contribution	£159.9	£456.0	£610.3
Other operating and corporate costs	69.9	153.7	198.2
Restructuring and other operating items, net	5.4	44.0	(13.8)
Depreciation and amortization	92.7	183.5	246.3
Consolidated operating income (loss)	(8.1)	74.8	179.6
Non operating income (expense)
Interest expense	(32.1)	(67.1)	(98.6)
Interest expense to group companies	(3.6)	—	—
Interest income and other, net	0.4	0.2	6.0
Interest income from group companies	10.7	—	—
Gain on debt modification and extinguishment, net	0.6	—	—
Realized and unrealized gains (losses) on derivatives instruments, net	120.2	(51.8)	(20.6)
Foreign currency transaction gains (losses), net	(23.2)	0.2	(1.4)
Income tax benefit (expense)	(6.5)	4.6	(0.3)
Net earnings (loss)	£58.4	£(39.1)	£64.7

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 13—Segment Reporting (continued)

	Successor			Predecessor
	Period from June 8 to June 30, 2013			Period from January 1 to June 7, 2013			Six months ended June 30, 2012
	Consumer	Business	Total	Consumer	Business	Total	Consumer	Business	Total
Revenue	£223.1	£35.9	£259.0	£1,535.2	£275.0	£1,810.2	£1,696.7	£336.4	£2,033.1
Segment contribution	£141.4	£18.5	£159.9	£930.0	£142.7	£1,072.7	£1,009.3	£183.0	£1,192.3

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Total segment contribution	£159.9	£1,072.7	£1,192.3
Other operating and corporate costs	69.9	364.0	403.7
Restructuring and other operating items, net	5.4	51.2	(9.2)
Depreciation and amortization	92.7	432.8	487.3
Consolidated operating income (loss)	(8.1)	224.7	310.5
Non operating income (expense)
Interest expense	(32.1)	(156.7)	(204.2)
Interest expense to group companies	(3.6)	—	—
Interest income and other, net	0.4	0.4	6.3
Interest income from group companies	10.7	—	—
Gain (loss) on debt modification and extinguishment, net	0.6	(0.1)	(58.6)
Realized and unrealized gains on derivatives instruments, net	120.2	51.8	23.9
Foreign currency transaction losses, net	(23.2)	(2.1)	(5.8)
Income tax expense	(6.5)	(18.1)	(0.4)
Net earnings	£58.4	£99.9	£71.7

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes

We present the following condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 as required by SEC Rule 3-10(d) of Regulation S-X.
As of June 30, 2013, VMF is the issuer of the following senior notes:

•	$507.1 million aggregate principal amount of 8.375% senior notes due 2019

•	£253.5 million aggregate principal amount of 8.875% senior notes due 2019

•	$530 million aggregate principal amount of 6.375% senior notes due 2023

•	£250 million aggregate principal amount of 7.00% senior notes due 2023

•	$95 million aggregate principal amount of 5.25% senior notes due 2022

•	$118.7 million aggregate principal amount of 4.875% senior notes due 2022

•	£44.1 million aggregate principal amount of 5.125% senior notes due 2022
Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the senior notes on a senior basis. Each of VMIH and VMIL are conditional guarantors and have guaranteed the senior notes on a senior subordinated basis.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Successor
	June 30, 2013
Balance sheets	Successor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Assets
Cash and cash equivalents	£7.7	£24.2	£0.2	£(0.9)	£—	£242.6	£—	£273.8
Restricted cash	—	—	—	—	—	1.5	—	1.5
Deferred income taxes	—	—	—	—	—	65.5	—	65.5
Current intercompany receivables	—	—	—	—	—	2,375.3	—	2,375.3
Other current assets	285.5	—	—	36.8	—	502.3	—	824.6
Total current assets	293.2	24.2	0.2	35.9	—	3,187.2	—	3,540.7
Property and equipment, net	—	—	—	—	—	6,342.4	—	6,342.4
Goodwill	—	—	—	—	—	5,781.6	—	5,781.6
Intangible assets subject to amortization, net	—	—	—	—	—	2,504.0	—	2,504.0
Investments in, and loans to, parent and subsidiary companies	9,571.2	9,855.6	9,088.0	12,060.2	12,437.0	(9,165.0)	(43,847.0)	—
Long term intercompany receivables	12.3	—	—	—	—	—	—	12.3
Deferred income taxes	—	—	—	—	—	1,533.2	—	1,533.2
Other assets, net	153.8	11.6	—	206.0	—	84.2	—	455.6
Total assets	£10,030.5	£9,891.4	£9,088.2	£12,302.1	£12,437.0	£10,267.6	£(43,847.0)	£20,169.8
Liabilities and equity
Current intercompany payables	£1,370.3	£2.2	£5.5	£51.1	£—	£(834.1)	£736.4	£1,331.4
Current liabilities	266.0	28.3	—	44.8	—	1,223.6	—	1,562.7
Total current liabilities	1,636.3	30.5	5.5	95.9	—	389.5	736.4	2,894.1
Long-term debt and capital lease obligations	—	1,435.3	—	—	—	7,242.2	—	8,677.5
Deferred income tax liabilities	—	—	—	—	—	47.9	—	47.9
Deferred revenue and other long-term liabilities	0.2	—	—	36.5	—	119.6	—	156.3
Total liabilities	1,636.5	1,465.8	5.5	132.4	—	7,799.2	736.4	11,775.8
Equity	8,394.0	8,425.6	9,082.7	12,169.7	12,437.0	2,468.4	(44,583.4)	8,394.0
Total liabilities and equity	£10,030.5	£9,891.4	£9,088.2	£12,302.1	£12,437.0	£10,267.6	£(43,847.0)	£20,169.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Predecessor(1)
	December 31, 2012
Balance sheets	Predecessor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Assets
Cash and cash equivalents	£10.3	£1.0	£0.1	£0.1	£—	£194.8	£—	£206.3
Restricted cash	—	—	—	—	—	1.9	—	1.9
Deferred income taxes	—	—	—	—	—	58.1	—	58.1
Other current assets	0.2	—	—	31.4	—	539.9	—	571.5
Total current assets	10.5	1.0	0.1	31.5	—	794.7	—	837.8
Property and equipment, net	—	—	—	—	—	4,512.2	—	4,512.2
Goodwill	—	—	(15.0)	—	—	2,032.5	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,474.9	3,144.9	1,973.7	4,424.4	5,306.3	(2,417.5)	(15,906.7)	—
Deferred income taxes	—	—	—	—	—	2,641.7	—	2,641.7
Other assets, net	308.3	19.8	—	144.1	—	83.5	—	555.7
Total assets	£3,793.7	£3,165.7	£1,958.8	£4,600.0	£5,306.3	£7,647.1	£(15,906.7)	£10,564.9
Liabilities and equity
Current liabilities	£31.1	£27.0	£5.3	£78.3	£—	£1,746.3	£(650.6)	£1,237.4
Long-term debt and capital lease obligations	544.0	1,824.4	—	—	—	3,483.6	—	5,852.0
Deferred revenue and other long-term liabilities	0.2	—	—	88.1	—	168.8	—	257.1
Total liabilities	575.3	1,851.4	5.3	166.4	—	5,398.7	(650.6)	7,346.5
Equity	3,218.4	1,314.3	1,953.5	4,433.6	5,306.3	2,248.4	(15,256.1)	3,218.4
Total liabilities and equity	£3,793.7	£3,165.7	£1,958.8	£4,600.0	£5,306.3	£7,647.1	£(15,906.7)	£10,564.9
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Successor
	Period from June 8 to June 30, 2013
Statements of operations	Successor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Revenue	£—	£—	£—	£—	£—	£259.0	£—	£259.0
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	—	—	—	112.6	—	112.6
Selling, general and administrative (including share-based compensation)	2.3	—	0.7	—	—	53.4	—	56.4
Depreciation and amortization	—	—	—	—	—	92.7	—	92.7
Restructuring and other operating items, net	—	—	—	—	—	5.4	—	5.4
	2.3	—	0.7	—	—	264.1	—	267.1
Operating loss	(2.3)	—	(0.7)	—	—	(5.1)	—	(8.1)
Non operating income (expense)
Interest expense	(15.6)	(7.3)	(0.7)	(37.2)	—	(80.0)	105.1	(35.7)
Interest income and other, net	—	14.9	0.9	35.2	—	65.2	(105.1)	11.1
Gain (loss) on debt modification and extinguishment, net	—	(0.3)	—	—	—	0.9	—	0.6
Realized and unrealized gains on derivative instruments, net	42.9	—	—	77.3	—	—	—	120.2
Foreign currency transaction gains (losses), net	7.6	(8.0)	0.9	(29.7)	—	12.2	(6.2)	(23.2)
Earnings (loss) before income taxes	32.6	(0.7)	0.4	45.6	—	(6.8)	(6.2)	64.9
Income tax expense	—	—	—	—	—	(6.5)	—	(6.5)
Earnings after income taxes	32.6	(0.7)	0.4	45.6	—	(13.3)	(6.2)	58.4
Equity in net earnings of subsidiaries	25.8	31.2	25.4	(8.1)	(30.5)	—	(43.8)	—
Net earnings	£58.4	£30.5	£25.8	£37.5	£(30.5)	£(13.3)	£(50.0)	£58.4
Total comprehensive earnings (loss)	£(10.0)	£34.6	£29.9	£41.4	£(26.3)	£(9.1)	£(70.5)	£(10.0)

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Predecessor
	Period from April 1 to June 7, 2013
Statements of operations	Predecessor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Revenue	£—	£—	£—	£—	£—	£767.7	£—	£767.7
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	—	—	—	355.6	—	355.6
Selling, general and administrative (including stock-based compensation)	5.6	—	—	—	—	104.2	—	109.8
Depreciation and amortization	—	—	—	—	—	183.5	—	183.5
Restructuring and other operating items, net	51.3	—	—	—	—	(7.3)	—	44.0
	56.9	—	—	—	—	636.0	—	692.9
Operating income (loss)	(56.9)	—	—	—	—	131.7	—	74.8
Non-operating income (expense)
Interest expense	(24.2)	(23.1)	(2.1)	(54.4)	—	(158.9)	195.6	(67.1)
Interest income and other, net	—	22.9	2.6	25.9	—	144.4	(195.6)	0.2
Realized and unrealized losses on derivative instruments, net	(47.3)	—	—	(4.5)	—	—	—	(51.8)
Foreign currency transaction gains (losses), net	—	(1.4)	1.3	(14.2)	—	(15.4)	29.9	0.2
Earnings (loss) before income taxes	(128.4)	(1.6)	1.8	(47.2)	—	101.8	29.9	(43.7)
Income tax (expense) benefit	—	—	—	(0.3)	—	4.9	—	4.6
Earnings (loss) after income taxes	(128.4)	(1.6)	1.8	(47.5)	—	106.7	29.9	(39.1)
Equity in net earnings of subsidiaries	89.3	76.1	87.5	93.6	107.3	—	(453.8)	—
Net earnings (loss)	£(39.1)	£74.5	£89.3	£46.1	£107.3	£106.7	£(423.9)	£(39.1)
Total comprehensive earnings (loss)	£(40.8)	£69.6	£84.4	£41.2	£107.5	£106.9	£(409.6)	£(40.8)

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Predecessor(1)
	Period from January 1 to June 7, 2013
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Revenue	£—	£—	£—	£—	£—	£1,810.2	£—	£1,810.2
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	—	—	—	845.4	—	845.4
Selling, general and administrative (including stock-based compensation)	8.4	—	—	—	—	247.7	—	256.1
Depreciation and amortization	—	—	—	—	—	432.8	—	432.8
Restructuring and other operating items, net	53.8	—	—	—	—	(2.6)	—	51.2
	62.2	—	—	—	—	1,523.3	—	1,585.5
Operating income (loss)	(62.2)	—	—	—	—	286.9	—	224.7
Non-operating income (expense)
Interest expense	(55.9)	(54.1)	(4.8)	(127.2)	—	(371.3)	456.6	(156.7)
Interest income and other, net	—	53.6	6.0	62.9	—	334.5	(456.6)	0.4
Loss on debt modification and extinguishment, net	(0.1)	—	—	—	—	—	—	(0.1)
Realized and unrealized gains on derivative instruments, net	50.0	—	—	1.8	—	—	—	51.8
Foreign currency transaction gains (losses), net	(0.1)	2.6	5.6	23.7	—	(3.9)	(30.0)	(2.1)
Earnings (loss) before income taxes	(68.3)	2.1	6.8	(38.8)	—	246.2	(30.0)	118.0
Income tax expense	—	—	—	(0.7)	—	(17.4)	—	(18.1)
Earnings (loss) after income taxes	(68.3)	2.1	6.8	(39.5)	—	228.8	(30.0)	99.9
Equity in net earnings of subsidiaries	168.2	140.2	161.2	209.7	222.9	—	(902.2)	—
Net earnings	£99.9	£142.3	£168.0	£170.2	£222.9	£228.8	£(932.2)	£99.9
Total comprehensive earnings	£83.1	£135.3	£161.0	£163.2	£223.5	£229.4	£(912.4)	£83.1
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Predecessor(1)
	Three months ended June 30, 2012
Statements of operations	Predecessor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Revenue	£—	£—	£—	£—	£—	£1,026.9	£—	£1,026.9
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	—	—	—	468.2	—	468.2
Selling, general and administrative (including stock-based compensation)	3.7	—	—	—	—	142.9	—	146.6
Depreciation and amortization	—	—	—	—	—	246.3	—	246.3
Restructuring and other operating items, net	—	—	—	—	—	(13.8)	—	(13.8)
	3.7	—	—	—	—	843.6	—	847.3
Operating income (loss)	(3.7)	—	—	—	—	183.3	—	179.6
Non-operating income (expense)
Interest expense	(27.0)	(39.2)	(2.7)	(82.9)	—	(229.9)	283.1	(98.6)
Interest income and other, net	—	39.1	3.8	46.6	—	199.6	(283.1)	6.0
Realized and unrealized losses on derivative instruments, net	(10.7)	—	—	(9.9)	—	—	—	(20.6)
Foreign currency transaction gains (losses), net	(0.1)	1.4	(4.2)	11.2	—	3.5	(13.2)	(1.4)
Earnings (loss) before income taxes	(41.5)	1.3	(3.1)	(35.0)	—	156.5	(13.2)	65.0
Income tax expense	—	—	—	(0.2)	—	(0.1)	—	(0.3)
Earnings (loss) after income taxes	(41.5)	1.3	(3.1)	(35.2)	—	156.4	(13.2)	64.7
Equity in net earnings of subsidiaries	106.2	102.1	109.2	150.5	149.9	—	(617.9)	—
Net earnings	£64.7	£103.4	£106.1	£115.3	£149.9	£156.4	£(631.1)	£64.7
Total comprehensive earnings	£45.8	£103.4	£105.1	£117.4	£149.9	£157.8	£(617.9)	£61.5
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Predecessor(1)
	Six months ended June 30, 2012
Statements of operations	Predecessor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Revenue	£—	£—	£—	£—	£—	£2,033.1	£—	£2,033.1
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	—	—	—	949.8	—	949.8
Selling, general and administrative (including stock-based compensation)	7.5	—	—	—	—	287.2	—	294.7
Depreciation and amortization	—	—	—	—	—	487.3	—	487.3
Restructuring and other operating items, net	—	—	—	—	—	(9.2)	—	(9.2)
	7.5	—	—	—	—	1,715.1	—	1,722.6
Operating income (loss)	(7.5)	—	—	—	—	318.0	—	310.5
Non-operating income (expense)
Interest expense	(52.5)	(82.9)	(5.4)	(174.5)	—	(479.8)	590.9	(204.2)
Interest income and other, net	—	86.4	7.7	96.7	—	406.4	(590.9)	6.3
Loss on debt modification and extinguishment, net	—	(58.6)	—	—	—	—	—	(58.6)
Realized and unrealized gains (losses) on derivative instruments, net	39.9	—	—	(16.0)	—	—	—	23.9
Foreign currency transaction gains (losses), net	(0.4)	(5.9)	(4.3)	(8.2)	—	7.9	5.1	(5.8)
Earnings (loss) before income taxes	(20.5)	(61.0)	(2.0)	(102.0)	—	252.5	5.1	72.1
Income tax expense	—	—	—	(0.2)	—	(0.2)	—	(0.4)
Earnings (loss) after income taxes	(20.5)	(61.0)	(2.0)	(102.2)	—	252.3	5.1	71.7
Equity in net earnings of subsidiaries	92.2	144.6	94.1	241.7	240.5	—	(813.1)	—
Net earnings	£71.7	£83.6	£92.1	£139.5	£240.5	£252.3	£(808.0)	£71.7
Total comprehensive earnings	£79.1	£83.5	£92.6	£136.9	£240.5	£253.8	£(813.0)	£73.4
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Successor
	Period from June 8 to June 30, 2013
Statements of cash flows	Successor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Cash flows from operating activities:
Net cash provided (used) by operating activities	£(6.5)	£(18.1)	£—	£(33.7)	£—	£8.3		£(50.0)
Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(38.3)		(38.3)
Loan to related party	—	—	—	—	—	(2,290.6)	—	(2,290.6)
Net cash used by investing activities	—	—	—	—	—	(2,328.9)	—	(2,328.9)
Cash flows from financing activities:
Borrowings of debt	—	—	—	—	—	1,983.4	—	1,983.4
Release of restricted cash from escrow	—	586.0	—	—	—	1,727.6	—	2,313.6
Cash held in successor	22.2	23.3	—	—	—	62.2	—	107.7
Investments from and loans to parent and subsidiary companies	2,801.5	566.7	—	9.0	—	(1,554.1)	—	1,823.1
Repayments and repurchases of debt and capital lease obligations	(2,772.5)	(1,116.8)	—	—	—	(55.9)	—	(3,945.2)
Payment of financing costs and debt premiums	(30.4)	(16.6)	—	(0.6)	—	(16.2)	—	(63.8)
Other financing activities	(10.2)	—	—	—	—	—	—	(10.2)
Net cash provided (used) by financing activities	10.6	42.6	—	8.4	—	2,147.0	—	2,208.6
Effect of exchange rates on cash and cash equivalents	(1.6)	(1.3)	0.1	0.2	—	(0.4)	—	(3.0)
Net increase (decrease) in cash and cash equivalents	2.5	23.2	0.1	(25.1)	—	(174.0)	—	(173.3)
Cash and cash equivalents
Beginning of period	5.2	1.0	0.1	24.2	—	416.6	—	447.1
End of period	£7.7	£24.2	£0.2	£(0.9)	£—	£242.6	£—	£273.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Predecessor(1)
	Period from January 1 to June 7, 2013
Statements of cash flows	Successor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Cash flows from operating activities:
Net cash provided (used) by operating activities	£(106.9)	£3.3	£3.8	£(55.1)	£—	£743.0	£—	£588.1
Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(313.4)	—	(313.4)
Other	—	—	—	—	—	4.1	—	4.1
Net cash used by investing activities	—	—	—	—	—	(309.3)	—	(309.3)
Cash flows from financing activities:
Investments from and loans to parent and subsidiary companies	94.3	(3.1)	(3.8)	78.8	—	(166.2)	—	—
Repayments and repurchases of debt and capital lease obligations	(1.5)	—	—	—	—	(45.0)	—	(46.5)
Payment of financing costs and debt premiums	(0.6)	(0.2)	—	—	—	(0.3)	—	(1.1)
Other financing activities	8.7	—	—	—	—	—	—	8.7
Net cash provided (used) by financing activities	100.9	(3.3)	(3.8)	78.8	—	(211.5)	—	(38.9)
Effect of exchange rates on cash and cash equivalents	0.9	—	—	0.4	—	(0.4)	—	0.9
Net increase (decrease) in cash and cash equivalents	(5.1)	—	—	24.1	—	221.8	—	240.8
Cash and cash equivalents
Beginning of period	10.3	1.0	0.1	0.1	—	194.8	—	206.3
End of period	£5.2	£1.0	£0.1	£24.2	£—	£416.6	£—	£447.1
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 14—Condensed Consolidating Financial Information—Senior Notes (continued)

	Predecessor(1)
	Six months ended June 30, 2012
Statements of cash flows	Predecessor Company	Virgin Media Finance	Other guarantors	VMIH	VMIL	All other subsidiaries	Adjustments	Total
	in millions
Cash flows from operating activities:
Net cash provided (used) by operating activities	£(33.8)	£6.4	£(4.3)	£(104.8)	£—	£632.2	£—	£495.7
Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—	—	—	—	(368.6)	—	(368.6)
Disposal of equity investments, net	—	—	—	—	—	(1.4)	—	(1.4)
Net cash used by investing activities	—	—	—	—	—	(370.0)	—	(370.0)
Cash flows from financing activities:
Borrowings of debt	—	319.1	—	100.0	—	—	—	419.1
Investments from and loans to parent and subsidiary companies	261.5	44.3	4.4	0.6	—	(310.8)	—	—
Repayments and repurchases of debt and capital lease obligations	—	(314.0)	—	—	—	(50.3)	—	(364.3)
Payment of financing costs and debt premiums	—	(51.5)	—	—	—	(0.1)	—	(51.6)
Other financing activities	(233.8)	—	—	2.3	—	—	—	(231.5)
Net cash provided (used) by financing activities	27.7	(2.1)	4.4	102.9	—	(361.2)	—	(228.3)
Effect of exchange rates on cash and cash equivalents	(1.2)	(5.2)	—	1.8	—	(2.3)	—	(6.9)
Net increase (decrease) in cash and cash equivalents	(7.3)	(0.9)	0.1	(0.1)	—	(101.3)	—	(109.5)
Cash and cash equivalents
Beginning of period	16.2	1.9	0.3	0.1	—	281.9	—	300.4
End of period	£8.9	£1.0	£0.4	£—	£—	£180.6	£—	£190.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes

We present the following condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 as required by SEC Rule 3-10(d) of Regulation S-X.

As of June 30, 2013, VMSF is the issuer of the following senior secured notes:

•	£875 million aggregate principal amount of 7.00% senior notes due 2018

•	$1,000 million aggregate principal amount of 6.50% senior notes due 2018

•	£628.4 million aggregate principal amount of 5.50% senior notes due 2021

•	$447.9 million aggregate principal amount of 5.25% senior notes due 2021

•	£1,100 million aggregate principal amount 6.00% senior notes due 2021

•	$1,000 million aggregate principal amount 5.375% senior notes due 2021
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

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Successor
	June 30, 2013
Balance sheets	Successor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Assets
Cash and cash equivalents	£7.7	£62.1	£198.4	£5.6	£—	£273.8
Restricted cash	—	—	1.0	0.5	—	1.5
Deferred income taxes	—	—	65.5	—	—	65.5
Current intercompany receivables	—	—	6.9	2,368.4	—	2,375.3
Other current assets	285.5	—	539.1	—	—	824.6
Total current assets	293.2	62.1	810.9	2,374.5	—	3,540.7
Property and equipment, net	—	—	5,207.3	1,135.1	—	6,342.4
Goodwill	—	—	5,781.6	—	—	5,781.6
Intangible assets subject to amortization, net	—	—	2,352.7	151.3	—	2,504.0
Investments in, and loans to, parent and subsidiary companies	9,571.2	4,288.1	(5,857.9)	8,311.5	(16,312.9)	—
Long term intercompany receivables	12.3	—	—	—	—	12.3
Deferred income taxes	—	—	1,533.2	—	—	1,533.2
Other assets, net	153.8	33.0	268.8	—	—	455.6
Total assets	£10,030.5	£4,383.2	£10,096.6	£11,972.4	£(16,312.9)	£20,169.8
Liabilities and equity
Current intercompany payables	£1,370.3	£—	£150.6	£534.3	£(723.8)	£1,331.4
Current liabilities	266.0	63.8	1,228.4	4.5	—	£1,562.7
Total current liabilities	1,636.3	63.8	1,379.0	538.8	(723.8)	2,894.1
Long-term debt and capital lease obligations	—	4,312.6	4,364.9	—	—	8,677.5
Deferred income tax liabilities	—	—	47.9	—	—	47.9
Deferred revenue and other long-term liabilities	0.2	—	143.6	12.5	—	156.3
Total liabilities	1,636.5	4,376.4	5,935.4	551.3	(723.8)	11,775.8
Total equity	8,394.0	6.8	4,161.2	11,421.1	(15,589.1)	8,394.0
Total liabilities and equity	£10,030.5	£4,383.2	£10,096.6	£11,972.4	£(16,312.9)	£20,169.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Predecessor(1)
	December 31, 2012
Balance sheets	Predecessor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Assets
Cash and cash equivalents	£10.3	£—	£191.9	£4.1	£—	£206.3
Restricted cash	—	—	1.0	0.9	—	1.9
Deferred income taxes	—	—	58.1	—	—	58.1
Other current assets	0.2	—	571.3	—	—	571.5
Total current assets	10.5	—	822.3	5.0	—	837.8
Property and equipment, net	—	—	3,917.9	594.3	—	4,512.2
Goodwill	—	—	1,869.2	148.3	—	2,017.5
Investments in, and loans to, parent and subsidiary companies	3,474.9	2,589.7	(1,203.8)	4,053.9	(8,914.7)	—
Deferred income taxes	—	—	2,641.7	—	—	2,641.7
Other assets, net	308.3	24.6	222.8	—	—	555.7
Total assets	£3,793.7	£2,614.3	£8,270.1	£4,801.5	£(8,914.7)	£10,564.9
Liabilities and equity
Current liabilities	£31.1	£28.4	£1,342.8	£485.7	£(650.6)	£1,237.4
Long-term debt and capital lease obligations	544.0	2,581.8	2,726.2	—	—	5,852.0
Deferred revenue and other long-term liabilities	0.2	—	242.2	14.7	—	257.1
Total liabilities	575.3	2,610.2	4,311.2	500.4	(650.6)	7,346.5
Equity	3,218.4	4.1	3,958.9	4,301.1	(8,264.1)	3,218.4
Total liabilities and equity	£3,793.7	£2,614.3	£8,270.1	£4,801.5	£(8,914.7)	£10,564.9

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Successor
	Period from June 8 to June 30, 2013
Statements of operations	Successor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Revenue	£—	£—	£238.4	£20.6	£—	£259.0
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	107.4	5.2	—	112.6
Selling, general and administrative (including share-based compensation)	2.3	—	50.4	3.7	—	56.4
Depreciation and amortization	—	—	78.1	14.6	—	92.7
Restructuring and other operating items, net	—	—	5.1	0.3	—	5.4
	2.3	—	241.0	23.8	—	267.1
Operating income (loss)	(2.3)	—	(2.6)	(3.2)	—	(8.1)
Non operating income (expense)
Interest expense	(15.6)	(17.1)	(51.4)	(46.2)	94.6	(35.7)
Interest income and other, net	—	20.1	45.2	40.4	(94.6)	11.1
Gain (loss) on debt modification and extinguishment, net	—	1.0	(0.4)	—	—	0.6
Realized and unrealized gains on derivative instruments, net	42.9	—	77.3	—	—	120.2
Foreign currency transaction gains (losses), net	7.6	(0.4)	(18.0)	(6.2)	(6.2)	(23.2)
Earnings (loss) before income taxes	32.6	3.6	50.1	(15.2)	(6.2)	64.9
Income tax expense	—	—	(6.5)	—	—	(6.5)
Earnings (loss) after income taxes	32.6	3.6	43.6	(15.2)	(6.2)	58.4
Equity in net earnings of subsidiaries	25.8	—	(12.1)	41.0	(54.7)	—
Net earnings	£58.4	£3.6	£31.5	£25.8	£(60.9)	£58.4
Total comprehensive earnings (loss)	£(10.0)	£3.6	£35.7	£30.0	£(69.3)	£(10.0)

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Predecessor
	Period from April 1 to June 7, 2013
Statements of operations	Predecessor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Revenue	£—	£—	£723.3	£44.4	£—	£767.7
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	339.4	16.2	—	355.6
Selling, general and administrative (including share-based compensation)	5.6	—	96.5	7.7	—	109.8
Depreciation and amortization	—	—	169.5	14.0	—	183.5
Restructuring and other operating items, net	51.3	—	(7.4)	0.1	—	44.0
	56.9	—	598.0	38.0	—	692.9
Operating income (loss)	(56.9)	—	125.3	6.4	—	74.8
Non-operating income (expense)
Interest expense	(24.2)	(30.7)	(149.3)	(62.8)	199.9	(67.1)
Interest income and other, net	—	29.5	99.0	71.6	(199.9)	0.2
Realized and unrealized losses on derivative instruments, net	(47.3)	—	(4.5)	—	—	(51.8)
Foreign currency transaction gains (losses), net	—	—	(41.1)	11.4	29.9	0.2
Earnings (loss) before income taxes	(128.4)	(1.2)	29.4	26.6	29.9	(43.7)
Income tax benefit	—	—	4.6	—	—	4.6
Earnings (loss) after income taxes	(128.4)	(1.2)	34.0	26.6	29.9	(39.1)
Equity in net earnings of subsidiaries	89.3	—	9.1	62.7	(161.1)	—
Net earnings (loss)	£(39.1)	£(1.2)	£43.1	£89.3	£(131.2)	£(39.1)
Total comprehensive earnings (loss)	£(40.8)	£(1.2)	£38.2	£84.4	£(121.4)	£(40.8)

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Predecessor(1)
	Period from January 1 to June 7, 2013
Statements of operations	Predecessor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Revenue	£—	£—	£1,703.5	£106.7	£—	£1,810.2
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	807.4	38.0	—	845.4
Selling, general and administrative (including share-based compensation)	8.4	—	229.8	17.9	—	256.1
Depreciation and amortization	—	—	396.1	36.7	—	432.8
Restructuring and other operating items, net	53.8	—	(2.7)	0.1	—	51.2
	62.2	—	1,430.6	92.7	—	1,585.5
Operating income (loss)	(62.2)	—	272.9	14.0	—	224.7
Non-operating income (expense)
Interest expense	(55.9)	(71.6)	(341.9)	(155.6)	468.3	(156.7)
Interest income and other, net	—	70.7	231.1	166.9	(468.3)	0.4
Loss on debt modification and extinguishment, net	(0.1)	—	—	—	—	(0.1)
Realized and unrealized gains on derivative instruments, net	50.0	—	1.8	—	—	51.8
Foreign currency transaction gains (losses), net	(0.1)	—	27.5	0.5	(30.0)	(2.1)
Earnings (loss) before income taxes	(68.3)	(0.9)	191.4	25.8	(30.0)	118.0
Income tax expense	—	—	(18.1)	—	—	(18.1)
Earnings (loss) after income taxes	(68.3)	(0.9)	173.3	25.8	(30.0)	99.9
Equity in net earnings of subsidiaries	168.2	—	0.3	142.4	(310.9)	—
Net earnings (loss)	£99.9	£(0.9)	£173.6	£168.2	£(340.9)	£99.9
Total comprehensive earnings (loss)	£83.1	£(0.9)	£166.6	£161.2	£(326.9)	£83.1
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Predecessor(1)
	Three months ended June 30, 2012
Statements of operations	Predecessor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Revenue	£—	£—	£966.1	£60.8	£—	£1,026.9
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	446.8	21.4	—	468.2
Selling, general and administrative (including share-based compensation)	3.7	—	132.9	10.0	—	146.6
Depreciation and amortization	—	—	225.3	21.0	—	246.3
Restructuring and other operating items, net	—	—	(14.1)	0.3	—	(13.8)
	3.7	—	790.9	52.7	—	847.3
Operating income (loss)	(3.7)	—	175.2	8.1	—	179.6
Non-operating income (expense)
Interest expense	(27.0)	(40.3)	(228.2)	(93.7)	290.6	(98.6)
Interest income and other, net	—	40.9	150.7	105.0	(290.6)	6.0
Realized and unrealized losses on derivative instruments, net	(10.7)	—	(9.9)	—	—	(20.6)
Foreign currency transaction gains (losses), net	(0.1)	—	30.3	(18.4)	(13.2)	(1.4)
Earnings (loss) before income taxes	(41.5)	0.6	118.1	1.0	(13.2)	65.0
Income tax expense	—	—	(0.3)	—	—	(0.3)
Earnings (loss) after income taxes	(41.5)	0.6	117.8	1.0	(13.2)	64.7
Equity in net earnings of subsidiaries	106.2	—	7.8	105.2	(219.2)	—
Net earnings	£64.7	£0.6	£125.6	£106.2	£(232.4)	£64.7
Total comprehensive earnings	£45.8	£0.6	£125.6	£108.7	£(219.2)	£61.5
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Predecessor(1)
	Six months ended June 30, 2012
Statements of operations	Predecessor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Revenue	£—	£—	£1,913.3	£119.8	£—	£2,033.1
Operating costs and expenses:
Operating (other than depreciation and amortization)	—	—	907.2	42.6	—	949.8
Selling, general and administrative (including share-based compensation)	7.5	—	266.8	20.4	—	294.7
Depreciation and amortization	—	—	444.7	42.6	—	487.3
Restructuring and other operating items, net	—	—	(11.8)	2.6	—	(9.2)
	7.5	—	1,606.9	108.2	—	1,722.6
Operating income (loss)	(7.5)	—	306.4	11.6	—	310.5
Non-operating income (expense)
Interest expense	(52.5)	(81.1)	(482.5)	(194.1)	606.0	(204.2)
Interest income and other, net	—	82.0	317.4	212.9	(606.0)	6.3
Loss on debt modification and extinguishment, net	—	—	(58.6)	—	—	(58.6)
Realized and unrealized gains (losses) on derivative instruments, net	39.9	—	(16.0)	—	—	23.9
Foreign currency transaction losses, net	(0.4)	—	(2.7)	(7.8)	5.1	(5.8)
Earnings (loss) before income taxes	(20.5)	0.9	64.0	22.6	5.1	72.1
Income tax expense	—	—	(0.4)	—	—	(0.4)
Earnings (loss) after income taxes	(20.5)	0.9	63.6	22.6	5.1	71.7
Equity in net earnings of subsidiaries	92.2	—	24.8	69.6	(186.6)	—
Net earnings	£71.7	£0.9	£88.4	£92.2	£(181.5)	£71.7
Total comprehensive earnings	£79.1	£0.9	£88.4	£91.6	£(186.6)	£73.4
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Successor
	Period from June 8 to June 30, 2013
Statements of cash flows	Successor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Cash flows from operating activities:
Net cash provided (used) by operating activities	£(6.5)	£(1.2)	£(46.2)	£3.9	£—	£(50.0)
Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—	(34.5)	(3.8)	—	(38.3)
Loan to related party	—	—	—	(2,290.6)	—	(2,290.6)
Net cash used by investing activities	—	—	(34.5)	(2,294.4)	—	(2,328.9)
Cash flows from financing activities:
Borrowings of debt	—	—	1,983.4	—	—	1,983.4
Release of restricted cash from escrow	—	1,727.6	586.0	—	—	2,313.6
Cash held in successor	22.2	62.2	23.3	—	—	107.7
Investments from and loans to parent and subsidiary companies	2,801.5	(1,654.4)	(1,614.6)	2,290.6	—	1,823.1
Repayments and repurchases of debt and capital lease obligations	(2,772.5)	(56.0)	(1,116.7)	—	—	(3,945.2)
Payment of financing costs and debt premiums	(30.4)	(16.2)	(17.2)	—	—	(63.8)
Other financing activities	(10.2)	—	—	—	—	(10.2)
Net cash provided (used) by financing activities	10.6	63.2	(155.8)	2,290.6	—	2,208.6
Effect of exchange rates on cash and cash equivalents	(1.6)	0.1	(1.5)	—	—	(3.0)
Net increase (decrease) in cash and cash equivalents	2.5	62.1	(238.0)	0.1	—	(173.3)
Cash and cash equivalents
Beginning of period	5.2	—	436.4	5.5	—	447.1
End of period	£7.7	£62.1	£198.4	£5.6	£—	£273.8

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Predecessor(1)
	Period from January 1 to June 7, 2013
Statements of cash flows	Predecessor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Cash flows from operating activities:
Net cash provided (used) by operating activities	£(106.9)	£1.5	£595.6	£97.9	£—	£588.1
Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—	(282.5)	(30.9)	—	(313.4)
Other	—	—	3.7	0.4	—	4.1
Net cash used investing activities	—	—	(278.8)	(30.5)	—	(309.3)
Cash flows from financing activities:
Investments in and loans to, parent and subsidiary companies	94.3	(1.6)	(27.1)	(65.6)	—	—
Repayments and repurchases of debt and capital lease obligations	(1.5)	—	(45.0)	—	—	(46.5)
Payment of financing costs and debt premiums	(0.6)	(0.3)	(0.2)	—	—	(1.1)
Other financing activities	8.7	—	—	—	—	8.7
Net cash provided (used) by financing activities	100.9	(1.9)	(72.3)	(65.6)	—	(38.9)
Effect of exchange rates on cash and cash equivalents	0.9	0.4	—	(0.4)	—	0.9
Net increase (decrease) in cash and cash equivalents	(5.1)	—	244.5	1.4	—	240.8
Cash and cash equivalents
Beginning of period	10.3	—	191.9	4.1	—	206.3
End of period	£5.2	£—	£436.4	£5.5	£—	£447.1
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 15—Condensed Consolidating Financial Information—Senior Secured Notes (continued)

	Predecessor(1)
	Six months ended June 30, 2012
Statements of cash flows	Predecessor Company	Virgin Media Secured Finance	Guarantors	Non- Guarantors	Adjustments	Total
	in millions
Cash flows from operating activities:
Net cash provided (used) by operating activities	£(33.8)	£0.8	£524.8	£3.9	£—	£495.7
Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—	(316.4)	(52.2)	—	(368.6)
Other	—	—	1.7	(3.1)	—	(1.4)
Net cash used by investing activities	—	—	(314.7)	(55.3)	—	(370.0)
Cash flows from financing activities:
Borrowings of debt	—	—	419.1	—	—	419.1
Investments from and loans to parent and subsidiary companies	261.5	(0.7)	(294.9)	34.1	—	—
Repayments and repurchases of debt and capital lease obligations	—	—	(364.3)	—	—	(364.3)
Payment of financing costs and debt premiums	—	(0.1)	(51.5)	—	—	(51.6)
Other financing activities	(233.8)	—	2.3	—	—	(231.5)
Net cash provided (used) by financing activities	27.7	(0.8)	(289.3)	34.1	—	(228.3)
Effect of exchange rates on cash and cash equivalents	(1.2)	—	(5.7)	—	—	(6.9)
Net decrease in cash and cash equivalents	(7.3)	—	(84.9)	(17.3)	—	(109.5)
Cash and cash equivalents
Beginning of period	16.2	—	263.8	20.4	—	300.4
End of period	£8.9	£—	£178.9	£3.1	£—	£190.9
(1) As retrospectively revised - see note 1.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	Successor	Predecessor(1)
	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	£241.8	£194.9
Restricted cash	1.5	1.9
Trade receivables, net	416.6	442.7
Deferred income taxes (note 7)	64.2	56.8
Derivative instruments (note 3)	36.7	36.2
Intercompany notes receivable (note 10)	2,357.6	—
Intercompany interest receivable and other assets (note 10)	17.7	—
Other current assets	85.8	92.1
Total current assets	3,221.9	824.6
Property and equipment, net (note 5)	6,205.5	4,420.3
Goodwill (note 2)	5,781.6	2,026.6
Intangible assets subject to amortization, net (note 5)	2,430.8	—
Derivative instruments (note 3)	204.7	140.6
Deferred financing costs, net of accumulated amortization of £1.3 (2013) and £36.8 (2012)	34.8	35.9
Deferred income taxes (note 7)	1,452.8	2,581.7
Other assets, net	50.7	51.2
Due from group companies	2,868.6	1,735.1
Total assets	£22,251.4	£11,816.0
Liabilities and equity
Current liabilities
Accounts payable	£294.8	£296.4
Deferred revenue and advanced payments from subscribers and others	303.9	317.7
Current portion of debt and capital lease obligations (note 6)	91.5	77.1
Derivative instruments (note 3)	44.8	29.3
Accrued interest	71.5	30.9
Accrued interest due to group companies	109.1	115.9
Accrued programming	57.1	53.8
Other accrued and current liabilities	404.4	401.8
Total current liabilities	1,377.1	1,322.9
Long-term debt and capital lease obligations (note 6)	7,242.3	3,483.6
Long-term debt due to group companies	1,257.6	2,319.0
Derivative instruments (note 3)	36.5	88.1
Deferred income tax liabilities (note 7)	47.9	—
Deferred revenue and other long-term liabilities	120.3	168.8
Total liabilities	10,081.7	7,382.4
Commitments and contingent liabilities (note 11)
Equity
Common stock - £0.001 par value; authorized 1,000,000 ordinary shares (2013 and 2012); issued and outstanding 224,552 ordinary shares (2013 and 2012)	—	—
Additional paid-in capital	12,128.0	4,371.3
Retained earnings	37.5	229.3
Accumulated other comprehensive earnings (loss)	4.2	(167.0)
Total equity	12,169.7	4,433.6
Total liabilities and equity	£22,251.4	£11,816.0
(1) As retrospectively revised - see note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(3 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012(1)
Revenue	£251.1	£743.6	£997.5
Operating costs and expenses
Operating (other than depreciation and amortization)	104.3	348.4	456.1
Selling, general and administrative (including share-based compensation) (note 8)	51.2	102.3	134.8
Depreciation and amortization	90.4	180.0	240.7
Restructuring and other operating items, net	5.2	(7.3)	(13.9)
	251.1	623.4	817.7
Operating income	—	120.2	179.8
Non operating income (expense)
Interest expense	(21.7)	(33.4)	(46.1)
Interest expense to group companies	(14.9)	(25.2)	(42.9)
Interest income and other, net	0.3	0.3	6.0
Interest income from group companies	19.5	13.7	14.1
Gain on debt modification and extinguishment, net	0.9	—	—
Realized and unrealized gains (losses) on derivative instruments, net (note 3)	77.3	(4.5)	(9.9)
Foreign currency transaction gains (losses), net	(17.5)	(29.7)	14.6
Earnings before income taxes	43.9	41.4	115.6
Income tax benefit (expense) (note 7)	(6.4)	4.7	(0.3)
Net earnings	£37.5	£46.1	£115.3
(1) As retrospectively revised - see note 1.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(3 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012

Net earnings	£37.5	£46.1	£115.3
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4.2	—	—
Net unrealized gains (losses) on derivatives, net of tax	—	(45.0)	31.5
Reclassification of derivative losses (gains) to net income, net of tax	—	39.9	(29.3)
Pension liability adjustment, net of tax	—	0.2	1.2
Other comprehensive earnings (loss)	4.2	(4.9)	3.4
Total comprehensive earnings	£41.7	£41.2	£118.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(6 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor(1)
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Revenue	£251.1	£1,756.2	£1,975.3
Operating costs and expenses
Operating (other than depreciation and amortization)	104.3	822.1	925.1
Selling, general and administrative (including share-based compensation) (note 8)	51.2	241.2	271.2
Depreciation and amortization	90.4	424.4	476.2
Restructuring and other operating items, net	5.2	(2.6)	(9.5)
	251.1	1,485.1	1,663.0
Operating income	—	271.1	312.3
Non operating income (expense)
Interest expense	(21.7)	(78.2)	(94.7)
Interest expense to group companies	(14.9)	(59.0)	(94.1)
Interest income and other, net	0.3	0.4	6.3
Interest income from group companies	19.5	31.8	26.4
Gain on debt modification and extinguishment, net	0.9	—	—
Realized and unrealized gains (losses) on derivative instruments, net (note 3)	77.3	1.8	(16.0)
Foreign currency transaction gains (losses), net	(17.5)	19.8	(0.3)
Earnings before income taxes	43.9	187.7	139.9
Income tax expense (note 7)	(6.4)	(17.5)	(0.4)
Net earnings	£37.5	£170.2	£139.5
(1) As retrospectively revised - see note 1.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(6 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012

Net earnings	£37.5	£170.2	139.5
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4.2	—	—
Net unrealized gains (losses) on derivatives, net of tax	—	66.8	(34.9)
Reclassification of derivative losses (gains) to net income, net of tax	—	(74.4)	32.5
Pension liability adjustment, net of tax	—	0.6	1.2
Other comprehensive earnings (loss)	4.2	(7.0)	(1.2)
Total comprehensive earnings	£41.7	£163.2	£138.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited) (in millions)

				Accumulated Other Comprehensive Earnings (Loss)
	Share Capital £0.001 Par Value		Additional Paid-In Capital	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Retained Earnings	Total
	Shares	Par
Predecessor
Balance, January 1, 2013	224,552	£—	£4,371.3	£—	£(98.5)	£(68.5)	£229.3	£4,433.6
Net earnings	—	—	—	—	—	—	124.1	124.1
Net gains on derivatives, net of tax	—	—	—	—	—	111.8	—	111.8
Reclassification of derivative gains to net earnings, net of tax	—	—	—	—	—	(114.3)	—	(114.3)
Pension liability adjustment, net of tax	—	—	—	—	0.4	—	—	0.4
Balance, March 31, 2013	224,552	£—	£4,371.3	£—	£(98.1)	£(71.0)	£353.4	£4,555.6
Net earnings	—	—	—	—	—	—	46.1	46.1
Net losses on derivatives, net of tax	—	—	—	—	—	(45.0)	—	(45.0)
Reclassification of derivative losses to net earnings, net of tax	—	—	—	—	—	39.9	—	39.9
Pension liability adjustment, net of tax	—	—	—	—	0.2	—	—	0.2
Balance, June 7, 2013	224,552	£—	£4,371.3	£—	£(97.9)	£(76.1)	£399.5	£4,596.8

Successor
Balance June 8, 2013	224,552	£—	£11,502.4	£—	£—	£—	£—	£11,502.4
Net earnings	—	—	—	—	—	—	37.5	37.5
Foreign currency translation adjustments	—	—	—	4.2	—	—	—	4.2
Capital contribution from parent	—	—	625.6	—	—	—	—	625.6
Balance, June 30, 2013	224,552	£—	£12,128.0	£4.2	£—	£—	£37.5	£12,169.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Successor	Predecessor(1)
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Cash flows from operating activities:
Net earnings	£37.5	£170.2	£139.5
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Share-based compensation expense	23.2	20.9	15.1
Depreciation and amortization	90.4	424.4	476.2
Amortization of deferred financing costs and non-cash interest accretion	0.7	5.3	6.0
Gains on debt modification and extinguishment, net	(0.9)	—	—
Realized and unrealized losses (gains) on derivative instruments, net	(77.3)	(1.8)	16.0
Foreign currency transaction losses (gains), net	17.5	(19.8)	0.3
Deferred income tax expense	6.4	17.2	—
Restructuring and other operating items, net	5.2	(2.6)	(9.5)
Changes in operating assets and liabilities	(128.8)	68.5	(130.1)
Net cash provided (used) by operating activities	(26.1)	682.3	513.5
Cash flows from investing activities:
Purchase of fixed and intangible assets	(37.6)	(307.6)	(361.4)
Loan to related party	(2,290.6)	—	—
Other	—	4.0	(1.4)
Net cash used by investing activities	(2,328.2)	(303.6)	(362.8)
Cash flows from financing activities:
Borrowings of debt	1,983.4	—	100.0
Investments from and loans to parent and subsidiary companies	(1,545.0)	(87.5)	(299.0)
Repayments and repurchases of debt and capital lease obligations	(55.8)	(45.0)	(50.1)
Release of restricted cash from escrow	1,727.6	—	—
Cash held by subsidiaries contributed to or merged into Virgin Media after acquisition	62.2	—	—
Payment of financing costs and debt premiums	(16.8)	(0.3)	(0.1)
Other	—	—	2.3
Net cash provided (used) by financing activities	2,155.6	(132.8)	(246.9)
Effect of exchange rates on cash and cash equivalents	(0.3)	—	(5.2)
Net increase (decrease) in cash and cash equivalents	(199.0)	245.9	(101.4)
Cash and cash equivalents:
Beginning of period	440.8	194.9	282.0
End of period	£241.8	£440.8	£180.6

(1)	As retrospectively revised - see note 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except par value)

	Successor	Predecessor(1)
	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	£241.8	£194.9
Restricted cash	1.5	1.9
Trade receivables, net	416.6	442.7
Deferred income taxes (note 7)	64.2	56.8
Derivative instruments (note 3)	36.7	36.2
Intercompany notes receivable	2,357.6	—
Intercompany interest receivable and other assets (note 10)	17.7	—
Other current assets	85.8	92.1
Total current assets	3,221.9	824.6
Property and equipment, net (note 5)	6,205.5	4,420.3
Goodwill (note 2)	5,781.6	2,026.6
Intangible assets subject to amortization, net (note 5)	2,430.8	—
Derivative instruments (note 3)	204.7	140.6
Deferred financing costs, net of accumulated amortization of £1.3 (2013) and £36.8 (2012)	34.8	35.9
Deferred income taxes (note 7)	1,452.8	2,581.7
Other assets, net	50.7	51.2
Due from group companies	2,868.6	1,735.1
Total assets	£22,251.4	£11,816.0
Liabilities and equity
Current liabilities
Accounts payable	£294.8	£296.4
Deferred revenue and advanced payments from subscribers and others	303.9	317.7
Current portion of debt and capital lease obligations (note 6)	91.5	77.1
Derivative instruments (note 3)	44.8	29.3
Accrued interest	5.4	1.9
Accrued interest due to group companies	175.2	144.9
Accrued programming	57.1	53.8
Other accrued and current liabilities	404.4	401.8
Total current liabilities	1,377.1	1,322.9
Long-term debt and capital lease obligations (note 6)	2,039.2	233.5
Long-term debt due to group companies	6,460.7	5,569.1
Derivative instruments (note 3)	36.5	88.1
Deferred income tax liabilities (note 7)	47.9	—
Deferred revenue and other long-term liabilities	120.3	168.8
Total liabilities	10,081.7	7,382.4
Commitments and contingent liabilities (note 11)
Equity
Common stock - £1.00 par value; issued and outstanding 2.5 (2013 and 2012) ordinary shares	2.5	2.5
Additional paid-in capital	12,125.5	4,368.8
Retained earnings	37.5	229.3
Accumulated other comprehensive earnings (loss)	4.2	(167.0)
Total equity	12,169.7	4,433.6
Total liabilities and equity	£22,251.4	£11,816.0
(1) As retrospectively revised - see note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(3 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012(1)
Revenue	£251.1	£743.6	£997.5
Operating costs and expenses
Operating (other than depreciation and amortization)	104.3	348.4	456.1
Selling, general and administrative (including share-based compensation) (note 8)	51.2	102.3	134.8
Depreciation and amortization	90.4	180.0	240.7
Restructuring and other operating items, net	5.2	(7.3)	(13.9)
	251.1	623.4	817.7
Operating income	—	120.2	179.8
Non operating income (expense)
Interest expense	(4.7)	(2.7)	(3.5)
Interest expense to group companies	(31.9)	(55.9)	(85.5)
Interest income and other, net	0.3	0.3	6.0
Interest income from group companies	19.5	13.7	14.1
Gain on debt modification and extinguishment, net	0.9	—	—
Realized and unrealized gains (losses) on derivative instruments, net (note 3)	77.3	(4.5)	(9.9)
Foreign currency transaction gains (losses), net	(17.5)	(29.7)	14.6
Earnings before income taxes	43.9	41.4	115.6
Income tax benefit (expense) (note 7)	(6.4)	4.7	(0.3)
Net earnings	£37.5	£46.1	£115.3
(1) As retrospectively revised - see note 1

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(3 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012

Net earnings	£37.5	£46.1	£115.3
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4.2	—	—
Net unrealized gains (losses) on derivatives, net of tax	—	(45.0)	31.5
Reclassification of derivative losses (gains) to net income, net of tax	—	39.9	(29.3)
Pension liability adjustment, net of tax	—	0.2	1.2
Other comprehensive earnings (loss)	4.2	(4.9)	3.4
Total comprehensive earnings	£41.7	£41.2	£118.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(6 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor(1)
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Revenue	£251.1	£1,756.2	£1,975.3
Operating costs and expenses
Operating (other than depreciation and amortization)	104.3	822.1	925.1
Selling, general and administrative (including share-based compensation) (note 8)	51.2	241.2	271.2
Depreciation and amortization	90.4	424.4	476.2
Restructuring and other operating items, net	5.2	(2.6)	(9.5)
	251.1	1,485.1	1,663.0
Operating income	—	271.1	312.3
Non operating income (expense)
Interest expense	(4.7)	(6.4)	(8.9)
Interest expense to group companies	(31.9)	(130.8)	(179.9)
Interest income and other, net	0.3	0.4	6.3
Interest income from group companies	19.5	31.8	26.4
Gain on debt modification and extinguishment, net	0.9	—	—
Realized and unrealized gains (losses) on derivative instruments, net (note 3)	77.3	1.8	(16.0)
Foreign currency transaction gains (losses), net	(17.5)	19.8	(0.3)
Earnings before income taxes	43.9	187.7	139.9
Income tax expense (note 7)	(6.4)	(17.5)	(0.4)
Net earnings	£37.5	£170.2	£139.5
(1) As retrospectively revised - see note 1.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(6 months ended June 30) (unaudited) (in millions)

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012

Net earnings	£37.5	£170.2	£139.5
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4.2	—	—
Net unrealized gains (losses) on derivatives, net of tax	—	66.8	(34.9)
Reclassification of derivative losses (gains) to net income, net of tax	—	(74.4)	32.5
Pension liability adjustment, net of tax	—	0.6	1.2
Other comprehensive earnings (loss)	4.2	(7.0)	(1.2)
Total comprehensive earnings	£41.7	£163.2	£138.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited) (in millions)

			Accumulated Other Comprehensive Earnings (Loss)
	Common Stock £1.00 Par Value	Additional Paid-In Capital	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Retained Earnings	Total
Predecessor
Balance, January 1, 2013	£2.5	£4,368.8	£—	£(98.5)	£(68.5)	£229.3	£4,433.6
Net earnings	—	—	—	—	—	124.1	124.1
Net gains on derivatives, net of tax	—	—	—	—	111.8	—	111.8
Reclassification of derivative gains to net loss, net of tax	—	—	—	—	(114.3)	—	(114.3)
Pension liability adjustment, net of tax	—	—	—	0.4	—	—	0.4
Balance, March 31, 2013	£2.5	£4,368.8	£—	£(98.1)	£(71.0)	£353.4	£4,555.6
Net earnings	—	—	—	—	—	46.1	46.1
Net losses on derivatives, net of tax	—	—	—	—	(45.0)	—	(45.0)
Reclassification of derivative losses to net earnings, net of tax	—	—	—	—	39.9	—	39.9
Pension liability adjustment, net of tax	—	—	—	0.2	—	—	0.2
Balance, June 7, 2013	£2.5	£4,368.8	£—	£(97.9)	£(76.1)	£399.5	£4,596.8

Successor
Balance, June 8, 2013	£2.5	£11,499.9	£—	£—	£—	£—	£11,502.4
Net earnings	—	—	—	—	—	37.5	37.5
Foreign currency translation adjustment	—	—	4.2	—	—	—	4.2
Capital contribution from parent	—	625.6	—	—	—	—	625.6
Balance, June 30, 2013	£2.5	£12,125.5	£4.2	£—	£—	£37.5	£12,169.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENTS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Successor	Predecessor(1)
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Cash flows from operating activities:
Net earnings	£37.5	£170.2	£139.5
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Share-based compensation expense	23.2	20.9	15.1
Depreciation and amortization	90.4	424.4	476.2
Amortization of deferred financing costs and non-cash interest accretion	0.7	5.3	6.0
Gains on debt modification and extinguishment, net	(0.9)	—	—
Realized and unrealized losses (gains) on derivative instruments	(77.3)	(1.8)	16.0
Foreign currency transaction losses (gains), net	17.5	(19.8)	0.3
Deferred income tax expense	6.4	17.2	—
Restructuring and other operating items, net	5.2	(2.6)	(9.5)
Changes in operating assets and liabilities	(128.8)	68.5	(130.1)
Net cash provided (used) by operating activities	(26.1)	682.3	513.5
Cash flows from investing activities:
Purchase of fixed and intangible assets	(37.6)	(307.6)	(361.4)
Loan to related party	(2,290.6)	—	—
Other	—	4.0	(1.4)
Net cash used by investing activities	(2,328.2)	(303.6)	(362.8)
Cash flows from financing activities:
Borrowings of debt	1,761.4	—	—
Investments from and loans to parent and subsidiary companies	(1,323.0)	(87.5)	(199.0)
Repayments and repurchases of debt and capital lease obligations	(55.8)	(45.0)	(50.1)
Release of restricted cash from escrow	1,727.6	—	—
Cash held by subsidiaries contributed to or merged into Virgin Media after acquisition	62.2	—	—
Payment of financing costs and debt premiums	(16.8)	(0.3)	(0.1)
Other	—	—	2.3
Net cash provided (used) by financing activities	2,155.6	(132.8)	(246.9)
Effect of exchange rates on cash and cash equivalents	(0.3)	—	(5.2)
Net increase (decrease) in cash and cash equivalents	(199.0)	245.9	(101.4)
Cash and cash equivalents:
Beginning of period	440.8	194.9	282.0
End of period	£241.8	£440.8	£180.6
(1) As retrospectively revised - see note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation

These combined notes accompany and form an integral part of the separate condensed consolidated financial statements of Virgin Media Investment Holdings Limited and its subsidiaries, or VMIH, and Virgin Media Investments Limited and its subsidiaries, or VMIL. VMIH and VMIL are indirect, wholly-owned subsidiaries of Virgin Media Inc. VMIL is a direct, wholly-owned subsidiary of VMIH.
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
As used in these notes, the terms “we,” “our” or “companies” refer to VMIH and VMIL and, except as otherwise noted, the information in these combined notes relates to both of the companies.
Merger between Virgin Media Inc. and Liberty Global, Inc.
On February 5, 2013, Liberty Global, Inc. and Virgin Media Inc., the group's parent, entered into a merger agreement (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Liberty Global, Inc. and Virgin Media Inc. completed a series of mergers on June 7, 2013 that resulted in the surviving corporations in the mergers (renamed Liberty Global, Inc. and Virgin Media Inc.) becoming wholly-owned subsidiaries of Liberty Global plc (collectively, the “Mergers”). For further information, see note 2.
In connection with the execution of the Merger Agreement, we entered into various debt financing arrangements. For further information, see note 6.
Presentation of Predecessor and Successor financial information
The consolidated business of each of VMIH and VMIL as existed prior to the Mergers are considered to be Predecessor companies, and we refer to each individually as the "Predecessor", with the consolidated business of each of VMIH and VMIL post-merger referred to as the "Successor".
As a result of Liberty Global's push down of its investment basis arising from the Mergers to VMIH and VMIL, a new basis of accounting was created on June 7, 2013.
In this quarterly report on Form 10-Q, amounts as of December 31, 2012, and for the periods ended June 7, 2013 and earlier, reflect the activity, financial position, results of operations, and changes in financial position of the Predecessor, and periods from June 8, 2013, reflect the activity, financial position, results of operations, and changes in financial position of the Successor.
Successor periods are not comparable to Predecessor periods primarily due to:
(i) The application of the acquisition method of accounting (see note 2), of which the most significant implications are (a) increased depreciation expense, (b) increased amortization expense and (c) increased share-based compensation expense;
(ii) conforming accounting policy changes, primarily to align to Liberty Global's accounting policy for the recognition of installation fees associated with customers in the Business segment as discussed later in this note; and

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 1—Basis of Presentation (continued)

(iii) additional interest expense associated with debt financing arrangements entered into in connection with the Mergers and subsequently pushed down to the Successor's balance sheet (see note 6).
Operating results for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Predecessor's 2012 consolidated financial statements and notes thereto included in the Predecessor's 2012 Annual Report on Form 10-K/A.
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the Securities Exchange Commission, or "SEC", instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The reporting currency of our consolidated financial statements is pounds sterling.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share based compensation and actuarial liabilities associated with our defined benefit plans. Actual results could differ from those estimates.
Unless otherwise indicated, convenience translations into pounds sterling are calculated as of June 30, 2013.
Alignment of accounting policies
The Predecessor and Successor consolidated financial statements have been prepared in accordance with GAAP, although certain differences exist when comparing the Predecessor's and Successor's application of GAAP, with the primary difference relating to installation fees from customers in the Business segment as set out in the following paragraphs.
On June 8, 2013, the Successor adopted Liberty Global's accounting policy for installation fees relating to revenue arrangements with customers in the Business segment involving both installation services and an ongoing service provision. The Predecessor generally treated installation fees received from customers in the Business segment as a separate deliverable and recognized revenue upon completion of the installation activity in an amount that was based on the relative standalone selling price methodology. The Successor's accounting policy is to generally defer upfront installation fees received from customers in the Business segment and recognize the associated revenue over the contractual term of the arrangement. The following table presents the amount of installation revenue recognized by the Predecessor that would have been deferred under Liberty Global's accounting policy in the indicated periods (in millions):

Predecessor period
Three months ended March 31, 2012	£12.0
Three months ended June 30, 2012	£12.1
Three months ended March 31, 2013	£16.2
April 1, 2013 - June 7, 2013	£9.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 1—Basis of Presentation (continued)

The following table provides a rollforward of the Successor's deferred revenue for installation services provided to customers in the Business segment in the period from June 8, 2013 through June 30, 2013. The balance at June 8, 2013 excludes any amounts that were included in the condensed consolidated balance sheet as of June 7, 2013 (in millions):

Balance at June 8, 2013	£—
Amounts deferred for completed installation services(a)	5.4
Amortization of deferred revenue over contract life	(0.2)
Balance at June 30, 2013	£5.2

(a) Represents amounts that would have been recognized as installation revenue under the Predecessor's accounting policy but were deferred under the Successor's accounting policy.

Presentational reclassifications
Certain amounts and captions included in the Predecessor's consolidated financial statements have been reclassified to conform to the presentation of Liberty Global.
Significant reclassifications include reclassifications between operating costs and selling, general and administrative expenses on the statement of operations for the three and six months ended June 30, 2012, and the reclassification of premiums paid on debt redemptions from net cash provided by operating activities to net cash used in financing activities in the statement of cash flows for the six months ended June 30, 2012.

Adjustment of December 31, 2012 Balance Sheet
In the three months ended March 31, 2013 and subsequent to the filing of the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2012, the Predecessor discovered that the reported amount of its deferred income tax assets as of December 31, 2012 and the reported income tax benefit for the year ended December 31, 2012 were understated by £59.4 million. This understatement was principally caused by an error in the calculation of our deferred tax assets relating to arrangements that were accounted for as capital leases.
Following the provisions of SEC Staff Accounting Bulletin, or "SAB",No. 99, including an analysis of quantitative and qualitative factors, we determined that the understatement was not material to the consolidated financial statements as of and for the year ended December 31, 2012. However, if the adjustments to correct the understatement of our deferred income tax assets had been recorded in the three months ended March 31, 2013, the Predecessor believed the impact would have been significant to that period. Therefore, following the provisions of SAB No. 108, the Predecessor determined that it was appropriate to correct the error to the consolidated financial statements as of and for the year ended December 31, 2012 by correcting the previously issued financial statements in the financial statements as of and for the year ending December 31, 2013, beginning with the condensed consolidated financial statements for the three months ended March 31, 2013.
The December 31, 2012 condensed consolidated balance sheets included in this quarterly report on Form 10-Q reflect the correction of this understatement by increasing the previously reported amounts of the Predecessor's total deferred tax assets, total assets and total shareholder's equity by £59.4 million and by increasing the previously reported amount of retained earnings as of December 31, 2012 by £59.4 million. Prior to the fourth quarter of 2012, the Predecessor maintained a full valuation allowance on our deferred income tax assets. If the Predecessor had not understated its deferred income tax assets in periods prior to the fourth quarter of 2012, the Predecessor would have increased the valuation allowance on those deferred income tax assets by a corresponding amount, resulting in no net impact on the consolidated balance sheet or statement of comprehensive income. Therefore, there will be no changes to the 2012 statements of comprehensive income for periods prior to the fourth quarter of 2012 until our financial statements for the year ending December 31, 2013 are issued, at which time we will increase the income tax benefit, income from continuing operations, net income and comprehensive income for the year ended December 31, 2012 by £59.4 million in the statement of comprehensive income. The correction will have no impact on the total cash flows from operating, investing or financing activities previously reported in the consolidated statement of cash flows for the year ended December 31, 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 2—Merger with Liberty Global

In connection with the Mergers, Liberty Global and Virgin Media completed a merger that resulted in the surviving corporations in the Mergers (renamed Liberty Global, Inc. and Virgin Media Inc.) becoming wholly-owned subsidiaries of Liberty Global plc. Pursuant to the terms and conditions of the Merger Agreement:

•
each share of common stock, par value $0.01 per share, of Virgin Media Inc. was converted into the right to receive the following (collectively, the “VMI merger consideration”): (i) 0.2582 of a class A ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc (a “class A Liberty Global plc share”), (ii) 0.1928 of a class C ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc (a “class C Liberty Global plc share”) and (iii) $17.50 in cash, without interest; and

•
each share of series A common stock of Liberty Global, Inc. was converted into the right to receive one class A Liberty Global plc share, each share of series B common stock of Liberty Global, Inc. was converted into the right to receive one class B ordinary share, nominal amount (i.e., par value) $0.01 per share, of Liberty Global plc and each share of series C common stock of Liberty Global, Inc. was converted into the right to receive one class C Liberty Global plc share.

Liberty Global plc is a public limited company organized under the laws of England and Wales and its class A, class B, and class C ordinary shares are quoted on the NASDAQ Global Select market under the LBTYA, LBTYB and LBTYK symbols, respectively.
On June 7, 2013, Liberty Global plc issued 70,233,842 class A and 52,444,170 class C ordinary shares to holders of Virgin Media common stock and 141,234,331 class A, 10,176,295 class B and 105,572,797 class C ordinary shares to holders of LGI common stock. Each class A ordinary share of Liberty Global is entitled to one vote per share, each class B ordinary share of Liberty Global is entitled to ten votes per share and each class C ordinary share of Liberty Global was issued without voting rights.
The Mergers and related financing transactions were funded with a combination of (i) the net proceeds from the April 2021 Senior Secured Notes assumed by the Successor (as defined and described in note 6) and 2023 Senior Notes issued by Virgin Media Finance PLC, (ii) borrowings under the Senior Credit Facility (as defined and described in note 6) and (iii) Liberty Global's and Virgin Media’s existing liquidity.

For accounting purposes, the Merger was treated as the acquisition of the Predecessor by Liberty Global. In this regard, the equity and cash consideration paid to acquire the Predecessor, and pushed down to and reported by the Successor, is set out below (in millions):

Liberty Global class A ordinary shares(a)	£3,446.7
Liberty Global class C ordinary shares(a)	2,414.0
Cash (b)	3,064.1
Estimated fair value of the vested portion of Virgin Media stock incentive awards(c)	174.1
Total equity and cash consideration paid for Virgin Media Inc.	9,098.9
Net liabilities of companies outside of VMIH and VMIL	2,403.5
Total consideration attributable to VMIH and VMIL	£11,502.4
(a) Represents the value assigned to the 70,233,842 class A and 52,444,170 class C ordinary shares of Liberty Global issued to the Predecessor's shareholders in connection with the Merger. These amounts are based on (i) the exchange ratios specified by the Merger Agreement, (ii) the closing per share price on June 7, 2013 of Series A and Series C LGI common stock of $76.24 and $71.51, respectively, and (iii) the 272,013,333 outstanding shares of the Predecessor's common stock at June 7, 2013.
(b) Represents the cash consideration paid in connection with the Merger. This amount is based on (i) the $17.50 per share cash consideration specified by the Merger Agreement and (ii) the 272,013,333 outstanding shares of the Predecessor's common stock at June 7, 2013.
(c) Represents the portion of the estimated fair value of Virgin Media Inc. stock incentive awards that are attributable to services provided prior to the June 7, 2013 acquisition date. The estimated fair value is based on the attributes of the 13.0 million outstanding Predecessor stock incentive awards at June 7, 2013, including the market price of the underlying Predecessor's common stock. The outstanding Predecessor stock incentive awards at June 7, 2013 include 9.9 million stock options that have been valued using Black Scholes option valuations. In addition, the Predecessor’s stock incentive awards at June 7, 2013 include 3.17 million restricted stock units that include performance conditions and, in certain cases, market conditions. Those restricted stock units with market conditions have been valued using Monte Carlo simulation models. For further information, see note 8.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 2—Merger with Liberty Global (continued)

The table below represents a reconciliation of the purchase consideration pushed down to amounts recorded in opening additional paid-in capital by the Successor (in millions):

Total consideration attributable to VMIH and VMIL	£11,502.4
Less consolidated net assets of VMIH and VMIL	(4,596.8)
Opening Successor push-down equity	£6,905.6

The Mergers have been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. This allocation is preliminary and subject to adjustment based on final assessment of the fair values of the acquired identifiable assets and liabilities.

The preliminary fair value of assets and liabilities was determined by management with the assistance of outside valuation experts in the second quarter of 2013. Outside experts primarily assisted management in determining the fair value of its property, plant and equipment and intangible assets. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property, equipment, goodwill, customer lists and income taxes. We expect to complete the purchase price allocation as soon as practicable. The adjustments, if any, arising out of the completion of the purchase price allocation will not impact cash flows.

Following the provisions of SEC SAB Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” the fair values of the assets acquired and liabilities assumed have been pushed-down to the Successor’s financial statements to form a new basis of accounting.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 2—Merger with Liberty Global (continued)

A summary of the purchase price allocation and opening balance sheet pushed down to the Successor at the June 7, 2013 acquisition date is presented in the following table (in millions):

Cash and cash equivalents	£440.8
Other current assets	1,368.4
Property and equipment, net	6,217.7
Goodwill(a)	5,781.6
Intangible assets subject to amortization(b)	2,453.1
Other assets, net	2,721.2
Current portion of debt and capital lease obligations	(82.2)
Other current liabilities(c)	(1,311.6)
Long-term portion of debt and capital lease obligations	(3,500.6)
Other long-term liabilities	(2,586.0)
Total purchase price	£11,502.4

(a) The goodwill recognized is primarily attributable to (i) the ability to take advantage of Virgin Media’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Virgin Media with Liberty Global's other broadband communications operations in Europe.
(b) Amount consists of intangible assets related to customer relationships. At June 7, 2013, the weighted average useful life of our intangible assets was approximately seven years.
(c) Amount includes a £23.0 million liability that was recorded to adjust an unfavorable capacity supply arrangement to its estimated fair value. This amount, which is subject to adjustment upon the finalization of our acquisition accounting, will be amortized through the March 31, 2014 expiration date of the contract as a reduction of Virgin Media's operating expenses so that the net effect of this amortization and the payments required under the contract approximate market rates. During the period from June 8, 2013 through June 30, 2013, £4.3 million of this liability was amortized.

Goodwill
The goodwill was allocated to our reportable segments as set forth below (in millions):

Reportable Segment
Consumer	£4,862.3
Business	919.3
Total	£5,781.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 3—Derivative Instruments

Strategies and Objectives for Holding Derivative Instruments
During both the Successor and Predecessor periods, the Company's operations have been materially impacted by changes in interest rates and foreign currency exchange rates.
Cross-currency interest rate swaps and foreign currency forward rate contracts have been entered into to manage interest rate and foreign exchange rate currency exposures with respect to U.S. dollar denominated debt obligations. Additionally, interest rate swaps have been entered into to manage interest rate exposures resulting from variable and fixed rates of interest due on pounds sterling denominated debt obligations.
During both the Successor and Predecessor periods, the Company did not enter into derivatives for speculative or trading purposes.
Accounting for Derivative Instruments
Successor accounting
The Successor does not apply hedge accounting to derivative instruments. Accordingly, changes in the fair values of derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in the condensed consolidated statements of operations.
Predecessor accounting
Whenever practical, the Predecessor designated a derivative contract as either a cash flow or fair value hedge for accounting purposes. These relationships were referred to as “Accounting Hedges”. When a derivative contract was not designated as an Accounting Hedge, it was treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains or losses on derivative instruments in net income in the condensed consolidated statements of comprehensive income. These derivatives were referred to as “Economic Hedges”.
During the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012, losses of £0.1 million and £3.7 million were recognized on derivative instruments, respectively, that were not designated or qualifying as a hedging instrument, and during the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 gains of £10.3 million and losses of £11.5 million were recognized on derivative instruments, respectively, that were not designated or qualifying as a hedging instrument.

Cash Flow Hedging
For derivative instruments that were designated and qualified as cash flow Accounting Hedges, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. In the Predecessor condensed consolidated statements of cash flows, the cash flows resulting from derivative contracts that were treated as Accounting Hedges were recognized in the same category where the cash flows from the underlying exposure were recognized. Cash flows from derivative contracts that were not designated as Accounting Hedges were recognized as operating activities in the condensed consolidated statement of cash flows. If hedge accounting was discontinued for an instrument, subsequent cash flows were classified based on the nature of the instrument.
Gains or losses in the Predecessor periods representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized as gains or losses on derivative instruments in net income in the period in which they occurred. During the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012, no gain or loss relating to ineffectiveness on our cash flow hedges was recognized.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 3—Derivative Instruments (continued)

See note 9 for details of the effective amount of gain or loss recognized in other comprehensive earnings and amounts reclassified to earnings during the Predecessor period from January 1 to June 7, 2013.
Fair Value Hedging
For derivative instruments that were designated in qualifying fair value Accounting Hedge relationships in the Predecessor periods, the gain or loss on the derivative, inclusive of counterparty non-performance risk, was reported in earnings. The difference between these movements and changes in the fair value of the hedged debt obligations due to changes in the hedged risks is referred to as hedge ineffectiveness. In the Predecessor condensed consolidated balance sheets, changes in the value of the hedged debt obligations due to changes in the hedged risks were included as adjustments to the carrying value of the debt.
In the Predecessor condensed consolidated statements of cash flows, the cash flows resulting from derivative contracts that were treated as Accounting Hedges were recognized in the same category where the cash flows from the underlying exposure were recognized. All other cash flows from derivative contracts were recognized as operating activities in the Predecessor condensed consolidated statement of cash flows.
Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized as gains or losses on derivative instruments in net income in the Predecessor condensed consolidated statements of comprehensive income in the periods in which they occurred. During the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012, hedge ineffectiveness losses of £4.4 million and losses of £6.2 million, respectively, were recognized. During the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 hedge ineffectiveness losses of £8.5 million and £4.5 million, respectively, were recognized.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 3—Derivative Instruments (continued)

Summary of Derivative Instruments
The following table provides details of the fair values of the derivative instrument assets and liabilities recognized in the Successor and Predecessor condensed consolidated balance sheets (in millions):

	Successor	Predecessor(1)
	June 30, 2013	December 31, 2012
Included within current assets:
Accounting Hedges
Interest rate swaps	£—	£7.5
Cross-currency interest rate swaps	—	18.1
Economic Hedges
Interest rate swaps	19.6	1.4
Cross-currency interest rate swaps	17.1	9.2
	£36.7	£36.2
Included within non-current assets:
Accounting Hedges
Interest rate swaps	£—	£95.6
Cross-currency interest rate swaps	—	32.0
Economic Hedges
Interest rate swaps	87.6	—
Cross-currency interest rate swaps	117.1	13.0
	£204.7	£140.6
Included within current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£—	£9.3
Economic Hedges
Interest rate swaps	35.5	14.0
Cross-currency interest rate swaps	9.3	6.0
	£44.8	£29.3
Included within non-current liabilities:
Accounting Hedges
Cross-currency interest rate swaps	£—	£54.5
Economic Hedges
Interest rate swaps	20.8	33.4
Cross-currency interest rate swaps	15.7	0.2
	£36.5	£88.1
(1) As retrospectively revised - see note 1.

Successor Period
Cross-Currency Interest Rate Swaps
As of June 30, 2013, the Successor held outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest and principal payments on the U.S. dollar denominated senior notes and senior secured notes and the U.S. dollar denominated senior credit facility.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 3—Derivative Instruments (continued)

The terms of outstanding cross-currency interest rate swaps for the Successor at June 30, 2013, are as follows:

Maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
	in millions

November 2016	$1,000.0	£516.9	6.50%	6.91%
January 2018	1,000.0	615.7	6.50%	7.02%
April 2019	291.5	186.2	5.38%	5.49%
October 2019	500.0	302.3	8.38%	9.02%
June 2020	1,384.6	901.4	6 month US LIBOR + 2.75%	6 month LIBOR + 3.18%
October 2020	1,370.4	881.6	6 month US LIBOR + 2.75%	6 month LIBOR + 3.10%
January 2021	500.0	308.9	5.25%	6 month LIBOR + 1.94%
February 2022	500.0	313.6	5.25%	5.80%
February 2022	900.0	560.0	4.88%	5.11%
	$7,446.5	£4,586.6
All cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in November 2016 hedging the convertible senior notes due 2016. Accordingly, the only cash flows associated with this instrument are interest payments and receipts.
Interest Rate Swaps
As of June 30, 2013, the Successor had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with its senior credit facility, which accrue at variable rates based on LIBOR. The Successor has also entered into interest rate swap agreements to manage its exposure to changes in the fair value of the January 2021 dollar and sterling senior secured notes. The interest rate swaps allow the receipt or payment of interest based on six month LIBOR in exchange for payments or receipts of interest at fixed rates.
The terms of the outstanding interest rate swap contracts of the Successor at June 30, 2013 are as follows:

Maturity date	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
	in millions

December 2015	£600.0	6 month LIBOR	2.86%
April 2018	300.0	6 month LIBOR	1.37%
October 2018	2,155.0	6 month LIBOR	1.52%
January 2021	650.0	5.50%	6 month LIBOR + 1.84%
January 2021	300.0	6 month LIBOR + 1.83%	3.89%
	£4,005.0

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 4—Fair Value Measurements

We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of June 30, 2013 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. We expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2013, no such transfers were made.
All of our Level 2 inputs (interest rate futures, swap rates and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.
As further described in note 3, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties.
Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy.
Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2013, we performed nonrecurring valuations for the purpose of determining the fair value of the assets and liabilities pushed down pursuant to the Mergers. We used a discount rate of 9.0% for our preliminary valuation of the customer relationships acquired as a result of this acquisition. We did not perform any significant nonrecurring fair value measurements during the six months ended June 30, 2012. The fair values of our derivative financial instruments are disclosed in note 3, which are all classified as Level 2 in the fair value hierarchy.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
 Note 5—Long Lived Assets

Property and Equipment, net

As part of the push-down accounting discussed in note 2, property and equipment has been recorded at fair value at June 7, 2013 in the Successor's financial statements.

The details of our property and equipment and the related accumulated depreciation are set out below (in millions):

	Successor	Predecessor
	June 30, 2013	December 31, 2012
Distribution Systems	£4,870.5	£7,730.8
Customer premises equipment	757.2	1,311.0
Support equipment, buildings and land	645.9	680.5
	6,273.6	9,722.3
Accumulated depreciation	(68.1)	(5,302.0)
Total property and equipment, net	£6,205.5	£4,420.3

Goodwill

At December 31, 2012 and as at the date of the Mergers on June 7, 2013, goodwill attributable to the Predecessor was £2,026.6 million. As part of the push-down accounting discussed in note 2, the Predecessor goodwill was eliminated and £5,781.6 million was recognized as goodwill in the Successor's financial statements.

Intangible assets subject to amortization, net

The details of our intangible assets subject to amortization are set forth below (in millions):

	Successor			Predecessor
	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amout	Accumulated amortization	Net carrying amount
Customer relationships	£2,453.1	£(22.3)	£2,430.8	£754.6	£(754.6)	£—
See note 2 for further details of the Successor's intangible assets.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations

Overview
The pound sterling equivalents of the components of VMIH's consolidated third party debt and capital lease obligations are as follows:

	June 30, 2013
	Weighted average interest rate (a)	Unused borrowing capacity(b)		Estimated fair value(c)		Carrying value(d)
		Borrowing Currency	GBP equivalent	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
				in millions
Debt:
Senior Credit Facility	3.77%	£660.0	£660.0	£2,777.3	£750.0	£2,777.3	£750.0
Notes	6.06%	—	—	4,260.4	2,712.8	4,312.7	2,581.7
Total Debt	5.15%	£660.0	£660.0	£7,037.7	£3,462.8	7,090.0	3,331.7

Capital leases						243.8	229.0
Total debt and capital lease obligations						7,333.8	3,560.7
Current maturities						(91.5)	(77.1)
Long-term debt and capital lease obligations						£7,242.3	£3,483.6
(a) Represents the weighted average interest rate in effect at June 30, 2013 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable and fixed-rate indebtedness was approximately 5.85% at June 30, 2013. For information concerning our derivative instruments, see note 3.
(b) Unused borrowing capacity represents the maximum availability under the Senior Credit Facility at June 30, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. As adjusted for the completion of the applicable June 30, 2013 compliance reporting requirements, our availability at June 30, 2013 under the Senior Credit Facility would have been limited to £501.4 million.
(c) The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 4.
(d) Amounts include the impact of premiums and discounts, where applicable.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

The pound sterling equivalents of the components of VMIL's consolidated third party debt and capital lease obligations are as follows:

	June 30, 2013
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)		Carrying value (d)
		Borrowing Currency	GBP equivalent	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
				in millions
Debt:
Senior Credit Facility	3.77%	£660.0	£660.0	£1,886.9	£81.6	£1,886.9	£81.6

Capital leases						243.8	229
Total debt and capital lease obligations						2,130.7	310.6
Current maturities						(91.5)	(77.1)
Long-term debt and capital lease obligations						£2,039.2	£233.5
(a) Represents the weighted average interest rate in effect at June 30, 2013 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was approximately 5.41% at June 30, 2013. For information concerning our derivative instruments, see note 3.
(b) Unused borrowing capacity represents the maximum availability under the Senior Credit Facility at June 30, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. As adjusted for the completion of the applicable June 30, 2013 compliance reporting requirements, our availability at June 30, 2013 under the Senior Credit Facility would have been limited to £501.4 million.
(c) The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 4.
(d) Amounts include the impact of premiums and discounts, where applicable.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

Financing of the Mergers
The Mergers and related financing transactions were funded with a combination of (i) the proceeds from the April 2021 Senior Secured Notes and 2023 Senior Notes (each as defined and described below), (ii) borrowings under the Senior Credit Facility (as defined and described below) and (iii) Liberty Global's and Virgin Media's existing liquidity.
Prior to consummation of the Mergers, the net proceeds (after deducting certain transaction expenses) from the April 2021 Senior Secured Notes and 2023 Senior Notes (each as defined and described below) of $3,557.5 million (£2,289.8 million ) were placed into segregated escrow accounts with a trustee. Such net proceeds were released upon closing of the Mergers.
On June 11, 2013, a series of transactions, or the "Debt Push-down", was completed pursuant to which the April 2021 Senior Secured Notes and the 2023 Senior Notes became senior secured and senior obligations of Virgin Media Secured Finance PLC and Virgin Media Finance PLC, respectively, both of which are U.K. subsidiaries of Virgin Media.
As part of the purchase price allocation discussed in note 2, the Predecessor long-term debt instruments were revalued to fair value on June 7, 2013. The excess of fair value over principal amount of each instrument will be amortized as a reduction of interest expense over the contractual life of the associated debt instrument.
Repayment of Predecessor indebtedness
In connection with the Mergers, the Successor repaid the Predecessor's senior existing credit facility in the amount of £750.0 million, 5.25% U.S. dollar denominated senior secured notes due 2021 in the amount of £33.4 million, 5.50% sterling denominated senior secured notes due 2021 in the amount of £21.6 million.
Senior Credit Facility
The details of VMIH's borrowings under the Senior Credit Facility are summarized in the following table:

		As of June 30, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing capacity)	Unused borrowing capacity(a)	Carrying value(b)
			(in millions)
A	June 7, 2019	LIBOR +3.25%	£375.0	£—	£375.0
B	June 7, 2020	LIBOR +2.75%(c)	$2,755.0	—	1,805.3
C	June 7, 2020	LIBOR +3.75%(c)	£600.0	—	597.0
Revolving Facility	June 7, 2019	LIBOR +3.25%	£660.0	660.0	—
Total				£660.0	£2,777.3
(a) As adjusted for the completion of the applicable June 30, 2013 compliance reporting requirements, our availability at June 30, 2013 under the Virgin Media credit facility would have been limited to £501.4 million. The Revolving Facility has a commitment fee on unused and uncancelled balances of 1.3% per year.
(b) The carrying values of Facilities B and C include the impact of discounts.
(c) Facilities B and C have a LIBOR floor of 0.75%.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

The details of VMIL's borrowings under the Senior Credit Facility are summarized in the following table:

		As of June 30, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing capacity)	Unused borrowing capacity(a)	Carrying value(b)
			(in millions)
A	June 7, 2019	LIBOR +3.25%	£81.6	£—	£81.6
B	June 7, 2020	LIBOR +2.75%(c)	$2,755.0	—	1,805.3
Revolving Facility	June 7, 2019	LIBOR +3.25%	£660.0	660.0	—
Total				£660.0	£1,886.9
(a) As adjusted for the completion of the applicable June 30, 2013 compliance reporting requirements, our availability at June 30, 2013 under the Virgin Media credit facility would have been limited to £501.4 million. The Revolving Facility has a commitment fee on unused and uncancelled balances of 1.3% per year.
(b) The carrying value of Facility B includes the impact of discounts.
(c) Facility B has a LIBOR floor of 0.75%.

On June 7, 2013, VMIH, together with certain other subsidiaries of Virgin Media as borrowers and guarantors (the Virgin Media Borrower Group), entered into a new senior secured credit facility agreement (the Senior Credit Facility), pursuant to which the lenders thereunder agreed to provide the borrowers with (i) a £375.0 million term loan (Facility A), (ii) a $2,755.0 million term loan (Facility B), (iii) a £600.0 million term loan (Facility C) and (iv) a £660.0 million revolving credit facility (the Revolving Facility). With the exception of the Revolving Facility, all available amounts were borrowed under the Senior Credit Facility in June 2013.
The Senior Credit Facility requires that members of the Virgin Media Borrower Group that generate not less than 80% of such group's EBITDA (as defined in the Senior Credit Facility) in any financial year, guarantee the payment of all sums payable under the Senior Credit Facility and such group members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable. In addition, the holding company of each borrower must give a share pledge over its shares in such borrower.
In addition to mandatory prepayments which must be made for certain disposal proceeds (subject to certain de minimis thresholds), the lenders may cancel their commitments and declare the loans due and payable after 30 business days following the occurrence of a change of control in respect of the Virgin Media Borrower Group, subject to certain exceptions.
The Senior Credit Facility contains certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand. The Senior Credit Facility contains certain representations and warranties customary for facilities of this type, which are subject to exceptions, baskets and materiality qualifications.
The Senior Credit Facility restricts the ability of the members of the Virgin Media Borrower Group to, among other things, (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions and (iii) create certain security interests over their assets, in each case, subject to carve-outs from such limitations.
The Senior Credit Facility also requires the borrowers to observe certain affirmative undertakings or covenants, which are subject to materiality and other customary and agreed exceptions.
In addition to customary default provisions, including defaults on other indebtedness of Virgin Media Finance, and its subsidiaries, the Senior Credit Facility provides that any event of default with respect to indebtedness of £50.0 million or more in the aggregate of Virgin Media Finance and its subsidiaries is an event of default under the Senior Credit Facility.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

The Senior Credit Facility permits members of the Virgin Media Borrower Group to make certain distributions and restricted payments to its parent company through loans, advances or dividends subject to compliance with applicable covenants.
During July 2013, we borrowed £149.0 million under the Revolving Facility.
Notes

Under the terms of the applicable indentures, the completion of the Mergers represented a “Change of Control” event that required Virgin Media Secured Finance to offer to repurchase the January 2021 Senior Secured Notes. In this regard, on June 11, 2013, Virgin Media Secured Finance, redeemed (i) $52.1 million of the January 2021 Dollar Senior Secured Notes, and (ii) £21.6 million of the January 2021 Sterling Senior Secured Notes. With respect to the 2018 Senior Secured Notes, Virgin Media previously had obtained consent from holders of such notes to waive its repurchase obligations under the respective indentures related to the “Change of Control” provisions.

On February 22, 2013, in connection with the execution of the Merger Agreement, a subsidiary of Liberty Global issued $1.0 billion principal amount of 5.375% senior secured notes (the April 2021 Dollar Senior Secured Notes) and £1.1 billion principal amount of 6.00% senior secured notes (the April 2021 Sterling Senior Secured Notes and, together with the April 2021 Dollar Senior Secured Notes, the April 2021 Senior Secured Notes).

Upon completion of the Mergers, the April 2021 Senior Secured Notes were pushed down to Virgin Media Secured Finance.

The 2018 Senior Secured Notes, the January 2021 Senior Secured Notes, and the April 2021 Senior Secured Notes are collectively referred to as the "Notes".
The details of the Notes are summarized in the following table:

			As of June 30, 2013
			Outstanding principal amount
Virgin Media Secured Finance Notes	Maturity	Interest rate	Borrowing currency	Pound Sterling equivalent	Estimated fair value	Carrying value (a)
			(in millions)
2018 Dollar senior secured notes	January 15, 2018	6.50%	$1,000.0	£658.6	£678.7	£690.2
2018 Sterling senior secured notes	January 15, 2018	7.00%	£875.0	875.0	907.9	919.9
January 2021 Dollar senior secured notes	January 15, 2021	5.25%	$447.9	295.0	295.1	305.1
January 2021 Sterling senior secured notes	January 15, 2021	5.50%	£628.4	628.4	616.6	638.9
April 2021 Dollar senior secured notes	April 15, 2021	5.38%	$1,000.0	658.6	664.8	658.6
April 2021 Sterling senior secured notes	April 15, 2021	6.00%	£1,100.0	1,100.0	1,097.3	1,100
				£4,215.6	£4,260.4	£4,312.7
(a)Amounts include the impact of premiums and discounts, where applicable.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

The Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated debt of Virgin Media Secured Finance. The Senior Secured Notes are guaranteed on a senior basis by Virgin Media Secured Finance, Virgin Media, VMIH, and certain subsidiaries of Virgin Media (the Senior Secured Guarantors) and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the Senior Secured Guarantors.

Subject to the circumstances described below, the January 2021 Senior Secured Notes are non-callable. At any time prior to maturity, Virgin Media Secured Finance may redeem some or all of the January 2021 Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2021 using the discount rate (as specified in the indenture) as of the applicable redemption date plus 25 basis points.

Subject to the circumstances described below, the 2018 Senior Secured Notes are non-callable until January 15, 2014 and the April 2021 Senior Secured Notes are non-callable until April 15, 2017. At any time prior to January 15, 2014 in the case of the 2018 Senior Secured Notes or April 15, 2017 in the case of the April 2021 Senior Secured Notes, Virgin Media Secured Finance may redeem some or all of the 2018 Senior Secured Notes or the April 2021 Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the January 15, 2014 or April 15, 2017 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Virgin Media Secured Finance (as applicable) may redeem some or all of the 2018 Senior Secured Notes or the April 2021 Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on January 15 in the case of the 2018 Senior Secured Notes or April 15 in the case of the April 2021 Senior Secured Notes of the years set forth below:

	Redemption price
Year	2018 Dollar Senior Secured Notes	2018 Sterling Senior Secured Notes	April 2021 Dollar Senior Secured Notes	April 2021 Sterling Senior Secured Notes
2014	103.250%	103.500%	N.A.	N.A.
2015	101.625%	101.750%	N.A.	N.A.
2016	100.000%	100.000%	N.A.	N.A.
2017	100.000%	100.000%	102.688%	103.000%
2018	N.A.	N.A.	101.344%	101.500%
2019	N.A.	N.A.	100.000%	100.000%
2020	N.A.	N.A.	100.000%	100.000%

In addition, at any time prior to April 15, 2016, Virgin Media Secured Finance may redeem up to 40% of the April 2021 Senior Secured Notes at redemption price of 105.375% in the case of the April 2021 Dollar Senior Secured Notes, 106.000% in the case of the April 2021 Sterling Senior Secured Notes, with the net proceeds from one or more specified equity offerings. Further, Virgin Media Secured Finance may redeem all, but not less than all, of the Senior Secured Notes at a price equal to their respective principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 6—Debt and Capital Lease Obligations (continued)

Maturities of Debt and Capital Lease Obligations
The maturities of VMIH's debt and capital lease obligations as of June 30, 2013 are presented below (in millions):

Year ending December 31:	Debt	Capital lease obligations	Total
2013 (remainder of year)	£—	£51.1	£51.1
2014	—	77.0	77.0
2015	—	53.8	53.8
2016	—	25.1	25.1
2017	—	2.0	2.0
2018	1,533.6	0.1	1,533.7
Thereafter	5,471.4	34.7	5,506.1
Total debt maturities	7,005.0	243.8	7,248.8
Unamortized premium	85.0	—	85.0
Total debt	£7,090.0	£243.8	£7,333.8
Current portion	—	(91.5)	(91.5)
Non-current portion	£7,090.0	£152.3	£7,242.3

The maturities of VMIL's debt and capital lease obligations as of June 30, 2013 are presented below (in millions):

Year ending December 31:	Debt	Capital lease obligations	Total
2013 (remainder of year)	£—	£51.1	£51.1
2014	—	77.0	77.0
2015	—	53.8	53.8
2016	—	25.1	25.1
2017	—	2.0	2.0
2018	—	0.1	0.1
Thereafter	1,896.0	34.7	1,930.7
Total debt maturities	1,896.0	243.8	2,139.8
Unamortized discount	(9.1)	—	(9.1)
Total debt	£1,886.9	£243.8	£2,130.7
Current portion	—	(91.5)	(91.5)
Non-current portion	£1,886.9	£152.3	£2,039.2
Non-cash Refinancing Transactions
During the Successor Period, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating £750.0 million.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 7—Income Taxes

Income tax expense attributable to our earnings before income taxes during the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012
Computed expected tax expense	£(15.4)	£(14.5)	£(40.5)
Change in valuation allowances	—	17.3	40.2
Non-deductible or non-taxable interest and other expenses	1.6	(7.6)	—
International rate differences(a)	7.6	9.9	—
Other, net	(0.2)	(0.4)	—
Total	£(6.4)	£4.7	£(0.3)

(a) Amounts reflect statutory rates in the U.K., which are lower than the U.S. federal income tax rate.
At June 30, 2013, we had no significant changes to the unrecognized tax benefits disclosed in the Predecessor's 2012 Annual Report.
During the fourth quarter of the Predecessor's year ended December 31, 2012, £2.4 billion of the valuation allowance on certain of the U.K. deferred tax assets and £0.1 billion of the valuation allowance on the U.S. deferred tax assets in dual resident companies were reversed. The basis of these reversals is explained in note 11 to the audited consolidated financial statements included in the Predecessor's 2012 Annual Report.
The deferred tax assets and liabilities presented as of June 30, 2013, reflect the current U.K. corporate income tax rate of 23%. During the three months ended March 31, 2013, it was announced that the U.K. corporate income tax rate will fall to 21% from April 2014 and 20% from April 2015. This change was enacted in July 2013; therefore, the impact will be reflected in the financial statements for the three months ended September 30, 2013.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8—Share-Based Incentive Awards

Share-based incentive expense and assumptions
In the Predecessor periods, share-based compensation plans represent options and performance shares issued over the Predecessor Virgin Media stock. On closing of the Mergers, Predecessor Virgin Media awards with respect to 11,460,975 shares were replaced with Liberty Global awards (Virgin Media Replacement Awards).
The following table summarizes our share-based compensation expense for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period from January 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012 and the Predecessor period for the six months ended June 30, 2012 (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012
Performance-based incentive awards	£0.2	£4.9	£2.3
Other share-based incentive awards	23.0	6.2	3.6
Total	£23.2	£11.1	£5.9
Included in:
Selling, general and administrative	£23.2	£11.1	£5.9
Total	£23.2	£11.1	£5.9

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Performance-based incentive awards	£0.2	£10.0	£6.4
Other share-based incentive awards	23.0	10.9	8.7
Total	£23.2	£20.9	£15.1
Included in:
Selling, general and administrative	£23.2	£20.9	£15.1
Total	£23.2	£20.9	£15.1

In accordance with the terms of the Merger Agreement, Liberty Global stock incentive awards (Virgin Media Replacement Awards) were issued to Virgin Media employees in exchange for corresponding Virgin Media awards. In connection with the Mergers, the Virgin Media Replacement Awards were remeasured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the post-Virgin Media Acquisition period of £123.8 million. During the Successor period from June 8 to June 30, 2013, £16.7 million of the June 7, 2013 estimated fair value of the Virgin Media Replacement Awards was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to June 30, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions, including £4.1 million that was amortized during the three months ended June 30, 2013. Including this amortization, the aforementioned amount charged to expense and £2.4 million of national insurance taxes, the Virgin Media Replacement Awards accounted for all of the share-based compensation expense related to Liberty Global shares during the three and six months ended June 30, 2013.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8—Share-Based Incentive Awards (continued)

The following table provides certain information related to share-based compensation not yet recognized for stock incentive awards related to LGI common stock as of June 30, 2013:

	Performance Awards	Other Awards
Total compensation expense not yet recognized (in millions)	£15.8	£96.5
Weighted average period remaining for expense recognition (in years)	2.5	2.0
The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global shares, including the Virgin Media replacement awards. The equivalent information for the Predecessor's share-based incentive awards is contained in the Predecessor's 2012 Annual Report.

Successor
Period from June 8 to June 30, 2013
Assumptions used to estimate fair value of options, performance stock appreciation rights (PSARs), restricted shares and restricted share units (RSUs) and performance based stock units (PSUs) granted:
Risk-free interest rate	1.0%
Expected life	0.01 - 4.57yrs
Expected volatility	0.0 - 32.6%
Expected dividend yield	none

Weighted average grant-date fair value per share awards granted (£):
Options	29.62
PSARs	10.73
RSUs	47.79
PSUs	43.68

Total intrinsic value of awards exercised (in millions)
Options	£9.8
Cash received from exercise of options (in millions)	£4.5
Income tax benefit related to share-based compensation (in millions)	£4.8

The fair values of the replacement options issued as Liberty Global options on consummation of the Mergers were estimated at the date of grant (June 7, 2013) using a Black-Scholes option pricing model using the assumptions detailed above.

Challenge performance awards

Effective June 24, 2013, Liberty Global's compensation committee approved a grant of challenge performance awards to certain executive officers and key employees (the “Challenge Performance Awards”). The Challenge Performance Awards for Liberty Global's executive officers and other key employees consist of a combination of PSARs and PSUs, in each case divided equally between Challenge Performance Awards based on class A ordinary shares and Challenge Performance Awards based on class C ordinary shares, for an aggregate of 5,897,500 PSARs and 269,450 PSUs (including 610,000 PSARs and 68,050 PSUs granted to executive officers and key employees of Virgin Media). Each PSU represents the right to receive one class A ordinary share or one class C ordinary share of Liberty Global, as applicable, subject to performance and vesting. The performance period for the Challenge Performance Awards will be based on the compensation committee's assessment of the executive officer's performance and achievement of individual goals in each of the years 2013, 2014 and 2015.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8—Share-Based Incentive Awards (continued)

As the performance measure, the compensation committee selected high levels of individual performance that must be maintained throughout the performance period based on our company's internal annual performance rating guidelines. In the event such performance levels are not maintained by a participant, the compensation committee has the discretion to reduce by up to 100% the amount of such participant's Challenge Performance Awards that will vest on June 24, 2016.

The PSARs have a term of seven years and base prices equal to the respective market closing prices of the applicable class on the grant date, which was $69.70 for the class A PSARs and $65.56 for the class C PSARs.

The Challenge Performance Awards are subject to forfeiture or acceleration in connection with certain terminations of employment or change-in-control events.

Performance share awards

On June 24, 2013, Liberty Global's compensation committee granted to Virgin Media's executive officers and certain key employees a total of 123,801 Liberty Global class A PSUs and 92,389 Liberty Global class C PSUs, pursuant to the Virgin Media 2010 Stock Incentive Plan. Each PSU represents the right to receive one share of class A ordinary shares or class C ordinary shares, as applicable, subject to performance and vesting. The performance period for these PSUs (the 2013 PSUs) is January 1, 2013 to December 31, 2014. As the performance measure, the compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2012 to 2014, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2012 actual results to those reflected in our then existing long-range plan for 2014. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2013 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2013 PSUs will vest on March 31, 2015 and the balance will vest on September 30, 2015. Liberty Global's compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2013 PSUs.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8—Share-Based Incentive Awards (continued)

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global shares. The equivalent information for the Predecessor's share-based incentive awards is contained in the Predecessor's 2012 Annual Report.

Options	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($ million)
Outstanding Predecessor common stock at January 1, 2013	10,207,255	$18.36	6.7	$187.7
Granted	1,070,934	37.87	9.7	14.1
Expired or cancelled	(318,263)	21.93	7.9	9.3
Exercised	(2,455,429)	16.54	5.9	68.4
Outstanding Predecessor common stock exchanged for Liberty Global class A and C ordinary shares at June 7, 2013	8,504,497	$21.21	6.8	$253.3

Liberty Global class A ordinary share awards at June 8, 2013 granted in exchange for Predecessor common stock	3,374,476	$30.91	6.7	$143.7
Expired or cancelled	(25,541)	56.42	9.6	0.4
Exercised	(193,103)	23.94	5.0	9.4
Outstanding Liberty Global class A ordinary share options at June 30, 2013	3,155,832	$31.14	6.8	$133.7

Liberty Global class C ordinary share awards at June 8, 2013 granted in exchange for VM common stock	2,587,489	$26.71	6.7	$106.6
Expired or cancelled	(19,061)	52.42	9.6	0.3
Exercised	(120,113)	20.15	5.0	5.8
Outstanding Liberty Global class C ordinary share options at June 30, 2013	2,448,315	$26.84	6.7	$100.5

RSUs	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)
Outstanding Predecessor RSUs at January 1, 2013	1,781,742	$15.64	6.8
Granted	50,101	39.39	9.6
Expired or cancelled	(578,801)	15.34	6.7
Exercised	(858,701)	14.10	6.6
Outstanding Predecessor RSUs exchanged for Liberty Global class A and C RSUs at June 7, 2013	394,341	$22.43	7.8

Liberty Global class A RSUs at June 8, 2013 granted in exchange for Predecessor RSUs and PSUs	900,408	$76.24	8.3
Granted	8,334	69.72	10.0
Expired or cancelled	(746)	76.24	9.6
Exercised	(60,509)	76.24	8.6
Outstanding Liberty Global class A RSUs at June 30, 2013	847,487	$76.18	8.3

Liberty Global class C RSUs at June 8, 2013 granted in exchange for Predecessor RSUs	671,923	$71.51	8.3
Granted	8,334	65.32	10.0
Expired or cancelled	(557)	71.51	9.6
Exercised	(45,157)	71.51	8.6
Outstanding Liberty Global class C RSUs at June 30, 2013	634,543	$71.43	8.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 8—Share-Based Incentive Awards (continued)

PSUs	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)
Outstanding Predecessor PSUs at January 1, 2013	2,408,426	$22.40	8.2
Granted	632,762	39.66	9.6
Expired or cancelled	(251,936)	22.59	8.2
Exercised	(14,964)	24.08	8.8
Outstanding Predecessor PSUs at June 7, 2013	2,774,288	$26.31	8.5

Outstanding Predecessor PSUs exchanged for Liberty Global class A and C RSUs at June 7, 2013	2,354,571
Outstanding Predecessor PSUs cancelled at June 7, 2013	419,717

Outstanding Liberty Global class A PSUs at June 8, 2013	—	$—	—
Granted	157,826	69.72	10.0
Outstanding Liberty Global class A PSUs at June 30, 2013	157,826	$69.72	10.0

Outstanding Liberty Global class C PSUs at June 8, 2013	—	$—	—
Granted	126,414	65.32	10.0
Outstanding Liberty Global class C PSUs at June 30, 2013	126,414	$65.32	10.0

PSARs	Number of shares	Weighted average basis price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($ millions)

Outstanding Liberty Global class A PSARs at June 8, 2013	—	$—	—	$—
Granted	305,000	69.70	7.0	1.2
Outstanding Liberty Global class A PSARs at June 30, 2013	305,000	$69.70	7.0	$1.2

Outstanding Liberty Global class C PSARs at June 8, 2013	—	$—	—	$—
Granted	305,000	65.56	7.0	0.7
Outstanding Liberty Global class C PSARs at June 30, 2013	305,000	$65.56	7.0	$0.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 9—Comprehensive Earnings

Predecessor Period
The following table presents the effective amount of gain or loss recognized in other comprehensive earnings and amounts reclassified to earnings during the Predecessor periods from January 1 to June 7, 2013 (in millions):

	Derivatives			Pension		Total
	Interest rate swaps	Cross- currency interest rate swaps	Tax effect of derivative transactions	Pension liability adjustment	Tax effect of pension transactions
Balance at December 31, 2012	£3.3	£(72.8)	£1.0	£(108.4)	£9.9	£(167.0)
Amounts recognized in other comprehensive earnings (loss)	—	108.3	—	—	—	108.3
Amounts reclassified to earnings impacting:
Foreign exchange gain	—	(114.8)	—	—	—	(114.8)
Interest expense	—	0.5	—	—	—	0.5
Selling, general and administrative expenses	—	—	—	0.5		0.5
Tax effect recognized	—	—	3.5	—	(0.1)	3.4
Balance at March 31, 2013	£3.3	£(78.8)	£4.5	£(107.9)	£9.8	£(169.1)
Amounts recognized in other comprehensive earnings (loss)	—	(44.7)	—	—	—	(44.7)
Amounts reclassified to earnings impacting:
Foreign exchange loss	—	39.9	—	—	—	39.9
Selling, general and administrative expenses	—	—	—	0.3	—	0.3
Tax effect recognized	—	—	(0.3)	—	(0.1)	(0.4)
Balance at June 7, 2013	£3.3	£(83.6)	£4.2	£(107.6)	£9.7	£(174.0)

Successor Period
As part of the Purchase Price Allocation discussed in note 2, all accumulated gain or loss in other comprehensive earnings was eliminated. As discussed in note 3, the Successor has not designated any derivative instruments as accounting hedges. As a consequence, there are no amounts arising from movements on derivative instruments recognized in other comprehensive earnings in the Successor period.

Note 10—Related Party Transactions

The Successor, as a wholly-owned subsidiary of Liberty Global plc, has identified both Liberty Global plc and other Liberty Global subsidiaries as related parties.

At June 30, 2013, VMIH and VMIL, have intercompany notes, interest and other receivables of £2,375.3 million relating to the completion of the Mergers and associated financing activities with Liberty Global and subsidiary entities. During the Successor period, interest income of £10.7 million was recognized with respect to the intercompany notes receivable.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 11—Commitments and Contingencies

Commitments
In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, purchases of customer premises equipment and other items. As of June 30, 2013, the value of such commitments are as follows (in millions):

	Payments during:
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	£21.3	£36.5	£30.4	£22.5	£16.1	£10.3	£44.7	£181.8
Programming obligations	46.6	85.0	58.3	41.0	20.7	—	—	251.6
Other commitments	332.5	203.6	89.9	41.5	29.7	11.1	5.1	713.4
Total	£400.4	£325.1	£178.6	£105.0	£66.5	£21.4	£49.8	£1,146.8
Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012, the programming and copyright costs incurred aggregated £33.5 million, £232.3 million and £247.7 million, respectively. The ultimate amount payable in excess of the contractual minimums of our content contracts is dependent upon the number of subscribers to our service.
Other commitments comprise principally open purchase orders and ongoing commitments to third party service providers.
In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, see note 3.
We also have commitments pursuant to pension agreements which are not included in the above table.
Guarantees and Other Credit Enhancements
In the ordinary course of business, we have provided indemnifications and/or guarantees to our lenders, our vendors and certain other parties. In addition, we have provided performance and/or financial guarantees to our customers and vendors. Historically, these arrangements have not resulted in any material unscheduled payments and we do not believe that they will result in material payments in the future.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11—Commitments and Contingencies (continued)

Legal and Regulatory Proceedings and Other Contingencies
Our application of value added tax (VAT) with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. We have estimated the maximum exposure in the event of an unfavorable outcome to be £34.1 million as of June 30, 2013. No portion of this exposure has been accrued as the likelihood of loss is not considered to be probable. An initial hearing on this matter is expected to take place in November 2013.

In addition to the foregoing item, we have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues and (iii) disputes over interconnection, programming, and copyright fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we may have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations or cash flows in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.
Note 12—Segment Reporting
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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12—Segment Reporting

The following tables present (i) segment information and (ii) a reconciliation of total segment contribution to consolidated operating income and net earnings of Virgin Media, VMIH and VMIL (in millions):

	Successor		Predecessor
	Period from June 8 to June 30, 2013		Period from April 1 to June 7, 2013		Three months ended June 30, 2012
	Revenue	Segment Contribution	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£223.1	£141.4	£656.1	£398.8	£860.9	£518.5
Business	35.9	18.5	111.6	57.2	166.0	91.8
Subtotal	259.0	£159.9	767.7	£456.0	1,026.9	£610.3
Companies not consolidated in either VMIH or VMIL	(7.9)		(24.1)		(29.4)
Total	£251.1		£743.6		£997.5

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012
Total segment contribution	£159.9	£456.0	£610.3
Other operating and corporate costs	69.9	153.7	198.2
Restructuring and other operating items, net	5.4	44.0	(13.8)
Depreciation and amortization	92.7	183.5	246.3
Operating loss, net, of subsidiaries not consolidated in either VMIH or VMIL	(8.1)	(45.4)	(0.2)
Consolidated operating income	—	120.2	179.8
Other income (expense)
Interest expense	(21.7)	(33.4)	(46.1)
Interest expense to group companies	(14.9)	(25.2)	(42.9)
Interest income and other, net	0.3	0.3	6.0
Interest income from group companies	19.5	13.7	14.1
Gain on debt modification and extinguishment	0.9	—	—
Gains (losses) on derivative instruments	77.3	(4.5)	(9.9)
Foreign currency gains (losses)	(17.5)	(29.7)	14.6
Income tax benefit (expense)	(6.4)	4.7	(0.3)
Net earnings	£37.5	£46.1	£115.3

.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
VIRGIN MEDIA INVESTMENTS LIMITED
COMBINED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note 12—Segment Reporting (continued)

	Successor		Predecessor
	Period from June 8 to June 30, 2013		Period from January 1 to June 7, 2013		Six months ended June 30, 2012
	Revenue	Segment Contribution	Revenue	Segment Contribution	Revenue	Segment Contribution
Consumer	£223.1	£141.4	£1,535.2	£930.0	£1,696.7	£1,009.3
Business	35.9	18.5	275.0	142.7	336.4	183.0
Subtotal	259.0	£159.9	1,810.2	£1,072.7	2,033.1	£1,192.3
Companies not consolidated in either VMIH or VMIL	(7.9)		(54.0)		(57.8)
Total	£251.1		£1,756.2		£1,975.3

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Total segment contribution	£159.9	£1,072.7	£1,192.3
Other operating and corporate costs	69.9	364.0	403.7
Restructuring and other operating items, net	5.4	51.2	(9.2)
Depreciation and amortization	92.7	432.8	487.3
Operating loss, net, of subsidiaries not consolidated in either VMIH or VMIL	(8.1)	(46.4)	(1.8)
Consolidated operating income	—	271.1	312.3
Other income (expense)
Interest expense	(21.7)	(78.2)	(94.7)
Interest expense to group companies	(14.9)	(59.0)	(94.1)
Interest income from group companies	19.5	31.8	26.4
Gain on debt modification and extinguishment	0.9	—	—
Gains (losses) on derivative instruments	77.3	1.8	(16.0)
Foreign currency gains (losses)	(17.5)	19.8	(0.3)
Interest income and other, net	0.3	0.4	6.3
Income tax expense	(6.4)	(17.5)	(0.4)
Net earnings	£37.5	£170.2	£139.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this quarterly report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in the Predecessor's 2012 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	Our merger with Liberty Global. was consummated on June 7, 2013; our operations, both before and after consummation of the merger, will be impacted;

•	We operate in highly competitive markets which may lead to a decrease in our revenue, increased costs, increased customer churn or a reduction in the rate of customer acquisition;

•	The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted;

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

•	Unauthorized access to our network resulting in piracy could result in a loss of revenue;

•	We rely on third-party suppliers and contractors to provide necessary hardware, software or operational support and are reliant on them in a way that could economically disadvantage us;

•	The “Virgin” brand is not under our control and the activities of the Virgin Group and other licensees could have a material adverse effect on the goodwill of customers towards us as a licensee;

•	Our inability to obtain popular programming or to obtain it at a reasonable cost could potentially have a material adverse effect on the number of customers or reduce margins;

•	Our consumer mobile service relies on EE's network to carry its communications traffic;

•	We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network;

•	We are subject to currency and interest rate risks;

•	We are subject to tax in more than one tax jurisdiction and our capital structure poses various tax risks;

•	Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction;

•	Adverse changes in our financial outlook may result in negative or unexpected tax consequences which could adversely affect our net income;

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

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided to assist readers in understanding our recent developments, results of operations, financial condition and cash flows. Our MD&A should be read in conjunction with the description of our business and the risk factors affecting us as set out in the Predecessor's Annual Report on Form 10-K/A for the year ended December 31, 2012, which the Predecessor filed with the SEC on February 7, 2013, and which we refer to herein as the Predecessor's 2012 Annual Report.
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

OVERVIEW
We are a leading entertainment and communications business, being a “quad-play” provider of broadband internet, television, mobile telephony and fixed line telephony services that offer a variety of entertainment and communications services to residential and commercial customers throughout the U.K. We are one of the U.K.'s largest providers of residential broadband internet, pay television and fixed line telephony services by number of customers. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. As of June 30, 2013, we provided services to 4.9 million residential cable customers on our network. We are also one of the U.K.'s largest mobile virtual network operators by number of customers, providing mobile telephony service to 1.8 million postpaid mobile customers and 1.2 million prepaid mobile customers over third party networks. In addition, we provide a complete portfolio of voice, data and internet solutions to businesses, public sector organizations and service providers in the U.K. through Virgin Media Business. A detailed description of our business is set out in the Predecessor's 2012 Annual Report.
Our reporting segments are based on our method of internal reporting and the information used by our chief executive officer, who is our chief operating decision maker, or CODM, to evaluate segment performance and make capital allocation decisions. We have two reporting segments, Consumer and Business, as described below:

•
Consumer: Our Consumer segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on and off our cable network. Our Consumer segment also includes our mobile telephony and mobile broadband operations, provided over third-party mobile networks.

•
Business: Our Business segment includes the voice and data telecommunication and internet solutions services we provide through our cable network and third-party networks to businesses, public sector organizations and service providers.

Merger with Liberty Global
On February 5, 2013, Liberty Global, Inc. and Virgin Media Inc. entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, Liberty Global, Inc. and Virgin Media Inc. completed a series of mergers on June 7, 2013 that resulted in the surviving corporations in the mergers (renamed Liberty Global, Inc. and Virgin Media Inc.) becoming wholly owned subsidiaries of Liberty Global plc (collectively, the “Mergers”). For further information, see note 2 to the condensed consolidated financial statements.
The following discussion and analysis of our financial condition and results of operations include our operations prior to the Mergers on June 7, 2013, which we refer to as the Predecessor periods, and following the Mergers on June 8, 2013, which we refer to as the Successor period. More information on the basis of preparation, including matters affecting the comparability of results and certain reclassifications to conform to the presentation of Liberty Global can be found in note 1 to the condensed consolidated financial statements.
Operational performance indicators discussed in this MD&A are calculated and presented in a manner consistent with Liberty Global's use of such performance indicators.

CONSOLIDATED RESULTS OF OPERATIONS
Our revenue by segment for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was as follows (in millions):

	Successor	Predecessor
Revenue	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Consumer segment	£223.1	£656.1	£860.9	£1,535.2	£1,696.7
Business segment	35.9	111.6	166.0	275.0	336.4
Total Revenue	£259.0	£767.7	£1,026.9	£1,810.2	£2,033.1
Consumer Segment
Our strategy of revenue growth through customer additions, product cross sell, tier mix and selective price increases led to Consumer segment revenues of £223.1 million, £656.1 million and £860.9 million during the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012, respectively. This represented an increase of £18.3 million when compared to the three months ended June 30, 2012.
Revenues from consumer customers for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 were £223.1 million, £1,535.2 million and £1,696.7 million, respectively. The increase in revenue of £61.6 million arose principally as a result of increased cable revenues, partially offset by a decline in mobile and non-cable revenues.
Cable customer relationships fell by 23,500 during the three months ended June 30, 2013 compared to a fall of 14,700 for the three month period ended June 30, 2012. Average monthly cable customer churn for the three months ended June 30, 2013 fell to 1.3% compared with 1.4% in the three months ended June 30, 2012. Within our residential cable customer base, net triple play customer additions, including existing customers taking additional services, in the three months ended June 30, 2013, were 8,400, which took our triple play penetration to 65.6% of our residential cable customer base at June 30, 2013, compared to 64.6% of our residential cable customer base at June 30, 2012.
Improved product mix together with price rises in April 2012 and February 2013, led to higher monthly average revenue per cable customer relationship, or cable ARPU, for the three months ended June 30, 2013.
We have continued to focus on improving our mobile customer mix, after releasing new all inclusive postpaid tariff propositions in the second half of 2012. We have also maintained focus on the cross selling opportunity to homes that currently take one or more of our cable services. Total mobile subscribers remained flat at 3,026,600 at June 30, 2013 when compared to June 30, 2012, with 151,200 additional postpaid subscribers being offset by a 151,300 decline in prepaid subscribers. At June 30, 2013, postpaid subscribers represented 59.3% of our mobile base compared with 54.3% at June 30, 2012.
Mobile ARPU has been affected by lower chargeable outbound usage and the effect of regulated changes in mobile termination rates, partially offset by our improving customer mix.
Quad-play penetration, where a household takes all three of our cable products and at least one mobile phone service from us, increased to approximately 16.1% of our residential cable customer base at June 30, 2013, compared to approximately 15.4% at June 30, 2012.
Consumer segment contribution for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 was £141.4 million, £398.8 million and £518.5 million, respectively, or 63.4%, 60.8% and 60.2% of total consumer revenue for each respective period.
The increase in consumer segment contribution of £21.7 million in the three months ended June 30, 2013 was primarily due to a combination of cable price rises and higher customer numbers driving higher revenues, as described in Cable Revenue and Statistics below as well as lower selling, general and administrative, or SG&A, expenses, although partially offset by higher segment cost of sales.
Consumer segment contribution for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was £141.4 million, £930.0 million and £1,009.3 million, respectively, or 63.4%, 60.6% and 59.5% of our total consumer revenue for each respective period.
The increase in consumer segment contribution of £62.1 million in the six months ended June 30, 2013 was primarily due to a combination of price rises and higher customer numbers driving higher revenues, as described in Cable Revenue and Statistics below as well as lower selling, general and administrative, or SG&A, expenses, although partially offset by higher segment cost of sales.
Business Segment
Revenue from business customers for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 was £35.9 million, £111.6 million and £166.0 million, respectively. The decrease in revenue of £18.5 million arose principally as a result of non-recurring transactions in the three months ended June 30, 2012 together with lower ongoing service revenues and the impact of the adoption in the Successor period of Liberty Global's accounting policy for installation fees earned from customers as disclosed in note 1 to the condensed consolidated financial statements.
Revenue from business customers for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was £35.9 million, £275.0 million and £336.4 million, respectively. The decrease in revenue of £25.5 million arose principally as a result of non-recurring transactions in the six months ended June 30, 2012 together with lower ongoing service revenues.
Business segment contribution for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £18.5 million and £57.2 million, respectively, compared to £91.8 million in the Predecessor period for the three months ended June 30, 2012. The decrease in segment contribution of £16.1 million is primarily due to lower revenues discussed above.
Business segment contribution for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £18.5 million and £142.7 million, respectively, compared to £183.0 million in the Predecessor period for the six months ended June 30, 2012. The decrease in segment contribution of £21.8 million is primarily due to lower revenues as discussed above.
For a further description of segment contribution, see note 13 to the condensed consolidated financial statements.
LIQUIDITY & CAPITAL RESOURCES
The Mergers and related refinancing transactions were funded with a combination of additional borrowing and existing liquidity. For further detail with respect to outstanding long term debt obligations, capitalization structure and use of cash, see the discussion under Liquidity and Capital Resources below, and notes 2 and 6 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements and related financial information are based on the application of generally accepted accounting principles in the United States or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the amount of assets, liabilities, revenues and expenses reported as well as disclosures about contingencies, risks and financial condition. Actual results may differ from these estimates as a result of different conditions or events.
Other than as stated below in relation to business combinations, the critical accounting policies of the Predecessor and Successor entities are as disclosed in the Predecessor's 2012 Annual Report on Form 10-K/A, with the changes as set out in note 1 to the condensed consolidated financial statements being applicable to the Successor.

Business Combinations
The Mergers have been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. This allocation is preliminary and subject to adjustment based on final assessment of the fair values of the acquired identifiable assets and liabilities.

The preliminary fair value of assets and liabilities was determined by management with the assistance of outside valuation experts in the second quarter of 2013. Outside experts primarily assisted management in determining the fair value of its property, plant and equipment and intangible assets. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property, plant and equipment, customer relationship intangible assets, goodwill and income taxes. We expect to complete the purchase price allocation as soon as practicable. The adjustments, if any, arising out of the completion of the purchase price allocation will not impact cash flows.

Under the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances”, the fair value adjustments of the assets acquired and liabilities assumed have also been pushed down to the Successor’s financial statements.
We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuation reflect a consideration of the marketplace, and include the amount and timing of future cash flows, the underlying technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events or circumstances may occur which could affect the accuracy or validity of the estimates and assumptions.
Modifications to share-based compensation awards arising as part of the business combination are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.

CONSOLIDATED RESULTS OF OPERATIONS
OVERVIEW
The following table sets out our historical results of operations for the periods indicated below (in millions):

Three months ended June 30	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012(1)
Revenue	£259.0	£767.7	£1,026.9
Operating costs and expenses:
Operating (other than depreciation and amortization)	112.6	355.6	468.2
Selling, general and administrative (including share-based compensation)	56.4	109.8	146.6
Depreciation and amortization	92.7	183.5	246.3
Restructuring and other operating items, net	5.4	44.0	(13.8)
	267.1	692.9	847.3
Operating income (loss)	(8.1)	74.8	179.6
Non operating income (expense)
Interest expense	(32.1)	(67.1)	(98.6)
Interest expense to group companies	(3.6)	—	—
Interest income and other, net	0.4	0.2	6.0
Interest income from group companies	10.7	—	—
Gain on debt modification and extinguishment, net	0.6	—	—
Realized and unrealized gains (losses) on derivative instruments, net	120.2	(51.8)	(20.6)
Foreign currency transaction (losses) gains, net	(23.2)	0.2	(1.4)
Earnings (loss) before income taxes	64.9	(43.7)	65.0
Income tax benefit (expense)	(6.5)	4.6	(0.3)
Net earnings (loss)	£58.4	£(39.1)	£64.7
(1) As retrospectively revised - see note 1 to the condensed consolidated financial statements.

Six months ended June 30	Successor	Predecessor(1)
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Revenue	£259.0	£1,810.2	£2,033.1
Operating costs and expenses
Operating (other than depreciation and amortization)	112.6	845.4	949.8
Selling, general and administrative (including share-based compensation)	56.4	256.1	294.7
Depreciation and amortization	92.7	432.8	487.3
Restructuring and other operating items, net	5.4	51.2	(9.2)
	267.1	1,585.5	1,722.6
Operating income (loss)	(8.1)	224.7	310.5
Non operating income (expense)
Interest expense	(32.1)	(156.7)	(204.2)
Interest expense to group companies	(3.6)	—	—
Interest income and other, net	0.4	0.4	6.3
Interest income from group companies	10.7	—	—
Gain (loss) on debt modification and extinguishment, net	0.6	(0.1)	(58.6)
Realized and unrealized gains on derivative instruments, net	120.2	51.8	23.9
Foreign currency transaction losses, net	(23.2)	(2.1)	(5.8)
Earnings before income taxes	64.9	118.0	72.1
Income tax expense	(6.5)	(18.1)	(0.4)
Net earnings	£58.4	£99.9	£71.7
(1) As retrospectively revised - see note 1 to the condensed consolidated financial statements.

SEGMENTAL RESULTS OF OPERATIONS
We earn revenue and incur costs in our two segments, Consumer and Business. Our segments are based on our management organizational structure at June 30, 2013 and are fully described in note 13 to the condensed consolidated financial statements.
Segment contribution, which is operating income before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other operating items, is management’s measure of segment profit. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other operating items are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and cannot be allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by our Consumer and Business segments.
Consumer Segment
The summary results of operations of our Consumer segment for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 were as follows (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Revenue	£223.1	£656.1	£860.9	£1,535.2	£1,696.7
Segment contribution	£141.4	£398.8	£518.5	£930.0	£1,009.3

Revenue
Our Consumer segment revenue for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was as follows (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Revenue:
Cable	£187.5	£552.8	£710.7	£1,283.8	£1,393.3
Mobile (a)	32.0	92.3	131.8	224.8	266.0
Non-cable	3.6	11.0	18.4	26.6	37.4
Total revenue	£223.1	£656.1	£860.9	£1,535.2	£1,696.7

(a) Includes equipment revenue stated net of discounts earned through service usage.
For the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 revenue from our Consumer segment customers was £223.1 million, £656.1 million and £860.9 million, respectively, or 86.1%, 85.5% and 83.8% of our total revenue for each respective period. The increase of £18.3 million of consumer revenue in the three months ended June 30, 2013 was primarily as a result of increase revenues in our cable business, partially offset by a decline in mobile and non-cable revenues.
For the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 revenue from our Consumer segment customers was £223.1 million, £1,535.2 million and £1,696.7 million, respectively, or 86.1%, 84.8% and 83.5% of our total revenue for each respective period. The increase in revenue of £61.6 million arose principally as a result of increased cable revenues, partially offset by a decline in mobile and non-cable revenues.

Cable Revenue and Statistics
Cable revenue for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 was £187.5 million, £552.8 million and £710.7 million, respectively, or 84.0%, 84.3% and 82.6% of our total consumer revenue for each respective period. The increase in cable revenue of £29.6 million in the three months ended June 30, 2013 was primarily as a result of price rises implemented in February 2013 and to a lesser extent price rises implemented in April 2012, partially offset by a continued decline in fixed-line telephony usage.
Cable revenue for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was £187.5 million, £1,283.8 million and £1,393.3 million, respectively or 84.0%, 83.6% and 82.1% of our total consumer revenue for each respective period. The increase in cable revenue of £78.0 million in the six months ended June 30, 2013 was primarily as a result price rises implemented in February 2013 and to a lesser extent price rises implemented in April 2012, partially offset by a continued decline in fixed-line telephony usage.
Cable ARPU increases compared to the three and six months ended June 30, 2012 have been the principal driver of the revenue increases in the 2013 periods. Price rises implemented in April 2012 and February 2013 have been the most important factors in this trend, but improvements in product mix as illustrated by increases in the proportion of triple-play customers have also contributed to the increase in cable ARPU. As illustrated in the table below, total revenue generating units, or "RGUs", and customer relationships have increased since June 30, 2012, which has also contributed to the increase in revenue. Offsetting these increases were declines in fixed-line telephony usage revenue, which is a trend that we expect to continue.
Our net customer relationship movement for the three months ended June 30, 2013 was a decrease of 23,500 customers, being the net of gross additions and gross disconnections (net losses), compared to net losses of 14,700 in the three months ended June 30, 2012. Net disconnections in the second quarter of the year is a seasonal trend driven principally by students leaving temporary accommodation for the summer recess. We have recently observed an increased level of competition in the market and we expect this trend to continue in the near term.
Consistent with the trend seen throughout 2012 and early 2013, customer churn reduced to 1.3% for the three months ended June 30, 2013 compared to 1.4% for the three months ended June 30, 2012. The total number of cable RGUs grew to 12,237,300 at June 30, 2013 from 12,068,600 at June 30, 2012, representing a net increase in RGUs of 168,700. We have summarized selected statistics for our cable customers which we believe are important in understanding trends in our cable operations. The table below provides these as of or for the three months ended June 30, 2013 and the four preceding quarters.

	As of or for the three months ended
	June 30, 2013	March 31, 2013		December 31, 2012	September 30, 2012	June 30, 2012
Subscribers (RGUs):
Television	3,765,800	3,782,100		3,795,500	3,778,400	3,767,700
Internet	4,306,400	4,309,600		4,272,200	4,209,500	4,152,600
Telephony	4,165,100	4,179,600		4,179,100	4,157,700	4,148,300
Total RGUs	12,237,300	12,271,300		12,246,800	12,145,600	12,068,600
RGU net additions/(losses):
Television	(16,300)	(13,400)		17,100	10,700	(7,600)
Internet	(3,200)	37,400		62,700	56,900	4,000
Telephony	(14,500)	500		21,400	9,400	700
Total RGU net additions/(losses)	(34,000)	24,500		101,200	77,000	(2,900)
Customer relationships:
Customer relationships	4,879,400	4,902,900		4,894,300	4,851,600	4,812,100
Net additions/(losses)	(23,500)	8,600		42,700	39,500	(14,700)
RGUs per customer relationship	2.51	2.50		2.50	2.50	2.51
Customer bundlings:
Single-play	14.8%	14.8%	0.146	14.6%	14.3%	13.8%
Double-play	19.6%	20.1%		20.5%	21.0%	21.6%
Triple-play	65.6%	65.1%		64.9%	64.7%	64.6%

Mobile Revenues and Statistics
Mobile revenue for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 was £32.0 million, £92.3 million and £131.8 million, respectively, or 14.3%, 14.1% and 15.3% of our total Consumer segment revenue for each respective period. The regulated reduction in mobile termination rates continued to contribute toward the downward trend in mobile revenue, which decreased by £7.5 million when compared to the three months ended June 30, 2012. Revenue during the three month period ended June 30, 2013 was also affected by lower chargeable outbound usage as fewer customers are exceeding their bundle allowances.
Mobile revenue for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was £32.0 million, £224.8 million and £266.0 million, respectively, or 14.3%, 14.6% and 15.7% of our total Consumer revenue for each respective period. The regulated reduction in mobile termination rates continued to contribute toward the downward trend in mobile revenue, which decreased by £9.2 million when compared to the six months ended June 30, 2012. Revenue during the six month period ended June 30, 2013 was also affected by lower chargeable outbound usage as fewer customers are exceeding their bundle allowances.
As of June 30, 2013, we had 3,026,600 mobile subscribers which is consistent with the number of mobile subscribers as at June 30, 2012. Postpaid mobile subscriber gains of 151,200 were offset by a reduction of 151,300 prepaid subscribers. The growth in postpaid subscribers reflects our strategy of quality subscriber growth through all-inclusive tariffs, migrating prepay customers to postpay and cross-selling mobile contracts to our cable customers. The decrease in prepaid customers reflects the level of competition in the prepaid market and our strategy of migrating prepaid customers to postpaid due to lower churn and higher overall lifetime value of postpaid customers.
We have summarized selected statistics for our mobile customers which we believe are important in understanding trends in our mobile operations. The table below provides these statistics as of or for the three months ended June 30, 2013, and the four prior quarters.

	As of or for the three months ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Mobile subscribers (a):
Postpaid	1,793,100	1,744,000	1,708,900	1,670,900	1,641,900
Prepaid	1,233,500	1,252,800	1,328,600	1,360,700	1,384,800
Total mobile customers	3,026,600	2,996,800	3,037,500	3,031,600	3,026,700
Net additions/(losses):
Postpaid	49,100	35,100	38,000	29,000	53,900
Prepaid	(19,300)	(75,800)	(32,100)	(24,100)	(35,200)
Total net additions/(losses)	29,800	(40,700)	5,900	4,900	18,700

(a) Mobile customer information is for active customers. Prepaid customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract for a minimum 30-day period and have not been disconnected. Contract mobile customers represent the number of contracts relating to either a mobile service or a mobile broadband service.

Non-cable Revenue and Statistics
Revenue for our residential customers that are not connected directly to our cable network, or non-cable customers, for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 was £3.6 million, £11.0 million and £18.4 million, respectively, or 1.6%, 1.7% and 2.1% of our total consumer segment revenue for each respective period.
Revenue for our non-cable customers for the Successor period from June 8 to June 30, 2013, Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was £3.6 million, £26.6 million and £37.4 million, respectively, or 1.6%, 1.7% and 2.2% of our total consumer segment revenue for each respective period.
This downward trend was driven principally by competition in the market which continues to increase as our competitors upgrade their networks to provide improved services in areas that are outside of our network. The increase in competition in the market led to a 22.9% decline in our non-cable customers to 168,600 at June 30, 2013 compared to 218,600 at June 30, 2012. We expect the trend of customer loss in non-cable customers to continue.
Between the three month period ended June 30, 2012 and the three month period ended June 30, 2013, the total number of non-cable RGU's decreased by 22.6% to 282,700, primarily due to increased competition in the market.
Consumer Segment Contribution
Consumer segment contribution for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 was £141.4 million, £398.8 million and £518.5 million, respectively, or 63.4%, 60.8% and 60.2% of total consumer segment revenue for each respective period.
Consumer segment contribution for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was £141.4 million, £930.0 million and £1,009.3 million, respectively, or 63.4%, 60.6% and 59.5% of our total consumer segment revenue for each respective period.
The increase in consumer segment contribution of £21.7 million in the three month period ended June 30, 2013 and £62.1 million in the six month period ended June 30, 2013 was primarily due to a combination of price rises and higher customer numbers driving higher revenues, as described in Cable Revenue and Statistics above. Additionally, we incurred lower SG&A expenses principally as a result of lower marketing expenses as compared to the three and six month periods ended June 30, 2012 during which time we were investing more in television advertising.
Business Segment
The summary results of operations of our Business segment for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 were as follows (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Revenue	£35.9	£111.6	£166.0	£275.0	£336.4
Segment contribution	£18.5	£57.2	£91.8	£142.7	£183.0

Revenue
Revenue from business customers for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012 was £35.9 million, £111.6 million and £166.0 million, respectively, or 13.9%, 14.5% and 16.2% of our total revenue for each respective period.
Revenue from business customers for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was £35.9 million, £275.0 million and £336.4 million, respectively, or 13.9%, 15.2% and 16.5% of our total revenue for each respective period.

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
	(in millions)	(in millions)
Revenue:
Retail:
Data	£16.4	£55.0	£74.4	£129.0	£154.2
Voice	8.1	24.6	35.3	59.1	72.6
LAN Solutions and other	2.0	5.3	8.5	18.7	18.1
	26.5	84.9	118.2	206.8	244.9
Wholesale:
Data	8.3	23.3	42.6	60.2	79.0
Voice	1.1	3.4	5.2	8.0	12.5
	9.4	26.7	47.8	68.2	91.5
Total revenue	£35.9	£111.6	£166.0	£275.0	£336.4

On June 8, 2013, the Successor adopted Liberty Global's accounting policy for installation fees relating to revenue arrangements with customers in the Business segment involving both installation services and an ongoing service provision. The Predecessor generally treated installation fees received from customers in the Business segment as a separate deliverable and recognized revenue upon completion of the installation activity in an amount that was based on the relative standalone selling price methodology. The Successor's accounting policy is to generally defer upfront installation fees received from customers in the Business segment and recognize the associated revenue over the contractual term of the arrangement. The following table presents the amount of installation revenue recognized by the Predecessor that would have been deferred under the Successor's accounting policy in the indicated periods (in millions):

Predecessor period
Three months ended March 31, 2012	£ 12.0
Three months ended June 30, 2012	£ 12.1
Three months ended March 31, 2013	£ 16.2
April 1, 2013 - June 7, 2013	£ 9.3
The following table provides a rollforward of the Successor's deferred revenue for installation services provided to customers in the Business segment in the period from June 8, 2013 through June 30, 2013. The balance at June 8, 2013 excludes any amounts that were included in the condensed consolidated balance sheet as of June 7, 2013 (in millions):

Balance, June 8, 2013	£—
Amounts deferred for completed installation services	5.4
Amortization of deferred revenue over contract life	(0.2)
Balance, June 30, 2013	£5.2

Three months ended June 30
Retail data revenue continues to generate the most significant portion of retail business revenue. In the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013, retail data revenue was £16.4 million and £55.0 million, respectively, compared to £74.4 million in the Predecessor period for the three months ended June 30, 2012. The decrease of £3.0 million for the three month period ended June 30, 2013 was principally due to the fact that there were lower levels of installation revenue during the Predecessor period from April 1 to June 7, 2013 compared to the Predecessor period for the three months ended June 30, 2012. Additionally, the change in the Successor's accounting policy for installation fees contributed to the decline in revenue as compared to the Predecessor period for the three months ended June 30, 2012. This decrease was partially offset by an increase in rental revenue both in the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 compared to the Predecessor period for the three months ended June 30, 2012.
Retail voice revenue in the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £8.1 million and £24.6 million, respectively, compared to £35.3 million in the Predecessor period for the three months ended June 30, 2012. The decrease of £2.6 million in the three month period ended June 30, 2013 was principally a result of customer churn and continuing market decline in voice revenue. This decline in voice revenue is consistent with the trend seen for fixed-line telephony in our Consumer segment, and we expect it to continue.
LAN solutions and other revenue in the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £2.0 million and £5.3 million, respectively, compared to £8.5 million in the Predecessor period for the three months ended June 30, 2012. The decrease of £1.2 million in the three month period ended June 30, 2013 was principally related to a decline in LAN equipment supply revenue.
Wholesale revenue in the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £9.4 million and £26.7 million, respectively, compared to £47.8 million in the Predecessor period for the three months ended June 30, 2012. The decrease of £11.7million was a result of a general decline in rental revenues when compared to the three months ended June 30, 2012, as well as the following non-recurring factors: (i) wholesale revenue for the Predecessor period ended June 30, 2012 included £3.6 million related to the modification of a contract with a large customer, and (ii) during the Predecessor period from April 1 to June 7, 2013, there was a reversal of certain revenue that had been recognized in prior periods.
Six months ended June 30
Retail data revenue continues to generate the most significant portion of retail business revenue. In the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013, retail data revenue was £16.4 million and £129.0 million, respectively, compared to £154.2 million in the Predecessor period for the six months ended June 30, 2012. The decrease of £8.8 million for the six month period ended June 30, 2013 was principally due to the fact that there were lower levels of installation revenue during the Predecessor period from January 1 to June 7, 2013 compared to the Predecessor period for the six months ended June 30, 2012. Additionally, the change in the Successor's accounting policy for installation fees contributed to the decline in revenue as compared to the Predecessor period for the six months ended June 30, 2012. This decrease was partially offset by an increase in rental revenue both in the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 compared to the Predecessor period for the six months ended June 30, 2012.
Retail voice revenue in the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £8.1 million and £59.1 million, respectively, compared to £72.6 million in the Predecessor period for the six months ended June 30, 2012. The decrease of £5.4 million was principally a result of customer churn and continuing market decline in voice revenue. This decline in voice revenue is consistent with the trend seen for fixed-line telephony in our Consumer segment, and we expect it to continue.
LAN solutions and other revenue in the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £2.0 million and £18.7 million, respectively, as compared to £18.1 million in the Predecessor period for the six months ended June 30, 2012. The increase in £2.6 million in the six months ended June 30, 2013 was principally a result of an increase in LAN equipment supply revenue.
Wholesale revenue in the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £9.4 million and £68.2 million, respectively, compared to £91.5 million in the Predecessor period for the six months ended June 30, 2012. The decrease of £13.9 million was a result of a general decline in rental revenues when compared to the six months ended June 30, 2012, as well as the following non-recurring factors: (i)

wholesale revenue for the Predecessor period ended June 30, 2012 included £3.6 million related to the modification of a contract with a large customer, and (ii) during the Predecessor period from April 1 to June 7, 2013, there was a reversal of certain revenue that had been recognized in prior periods.
Business Segment Contribution
Business segment contribution for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £18.5 million and £57.2 million, respectively compared to £91.8 million in the Predecessor period for the three months ended June 30, 2012, or 51.5%, 51.3% and 55.3% of our total Business segment revenue for each respective period. The decrease in segment contribution of £16.1 million is primarily due to lower revenue discussed above.
Business segment contribution for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £18.5 million and £142.7 million, respectively compared to £183.0 million in the Predecessor period for the six months ended June 30, 2012, or 51.5%, 51.9% and 54.4% of our total Business segment revenue for each respective period.
The decrease of £21.8 million for the six month period ended June 30, 2013 was primarily due to lower revenue discussed above as well as higher SG&A expenses in the form of higher employee costs and increase in bad debt expense. The decrease was partially offset by (i) start up costs associated with a large contract which were incurred in 2012 but not repeated in 2013, (ii) a reduction in interconnect costs as a result of regulated reductions in mobile termination rates and (iii) a non-recurring reduction to cost of sales recognized during the Predecessor period from April 1 to June 7, 2013 as a result of a settlement that was executed with a supplier related to a regulatory ruling on wholesale Ethernet rates.
OPERATING EXPENSES
Operating Costs
Operating costs for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 were as follows (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Operating costs:
Consumer cost of sales	£58.8	£187.1	£246.6	£448.4	£498.1
Business cost of sales	11.9	38.1	56.7	96.3	118.3
Network and other operating costs	41.9	130.4	164.9	300.7	333.5
Total operating costs	£112.6	£355.6	£468.2	£845.4	£949.9
Three months ended June 30
Operating costs for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 were £112.6 million and £355.6 million, respectively, compared to £468.2 million in the Predecessor period for the three months ended June 30, 2012. As a percentage of total revenues, operating costs were 43.5%, 46.3% and 45.6% during the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012, respectively.
Consumer segment cost of sales for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 were £58.8 million and £187.1 million, respectively, compared to £246.6 million in the Predecessor period for the three months ended June 30, 2012. Consumer segment costs of sales have remained broadly flat when compared to the three month period ended June 30, 2012.
Business segment cost of sales for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 were £11.9 million and £38.1 million, respectively, compared to £56.7 million in the Predecessor period for the three months ended June 30, 2012. Business segment cost of sales decreased by £6.7 million in the three month period ended June 30, 2013, primarily as a result of lower segment revenues. In addition, a settlement that was executed with a supplier related to a regulatory ruling on wholesale Ethernet rates resulted in a non-recurring reduction to cost of sales during the Predecessor period from April 1 to June 7, 2013.
Network and other operating costs for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 were £41.9 million and £130.4 million, respectively, compared to £164.9 million in the Predecessor period for the three months ended June 30, 2012. In addition, the Predecessor period for the three months ended June 30, 2012 benefited from a non-recurring settlement relating to local authority network rates of £7.5 million.
Six months ended June 30
Operating costs for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 were £112.6 million and £845.4 million, respectively, compared to £949.9 million in the Predecessor period for the six months ended June 30, 2012. As a percentage of total revenue, operating costs were 43.5%, 46.7% and 46.7% during the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012, respectively.
Consumer segment cost of sales for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 were £58.8 million and £448.4 million, respectively, compared to £498.1 million in the Predecessor period for the six months ended June 30, 2012. Consumer costs of sales increased by £9.1 million in the six month period ended June 30, 2013 due to increased costs on certain television content arrangements. This was partially offset by a reduction in our fixed-line telephony costs as a result of decreasing usage and the effect of declining mobile subscriber acquisition costs.
Business segment cost of sales for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 were £11.9 million and £96.3 million, respectively, compared to £118.3 million in the Predecessor period for the six months ended June 30, 2012. Business segment cost of sales decreased by £10.1 million in the six month period ended June 30, 2013 , primarily as a result of lower segment revenues. In addition, a settlement that was executed with a supplier related to a regulatory ruling on wholesale Ethernet rates resulted in a non-recurring reduction to cost of sales during the Predecessor period from April 1 to June 7, 2013.
Network and other operating costs for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 were £41.9 million and £300.7 million, respectively, compared to £333.5 million in the Predecessor period for the six months ended June 30, 2012. Network and other operating costs increased by £9.1 million in the six month period ended June 30, 2013. This increase was principally a result of a non-recurring settlement relating to local authority network rates of £7.5 million in the Predecessor period for the six months ended June 30, 2012.

Selling, General and Administrative Expenses
SG&A, for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013, the Predecessor period for the three months ended June 30, 2012, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 was as follows (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Selling, general and administrative expenses:
Employee and outsourcing costs	£36.4	£50.8	£57.0	£113.3	£118.9
Marketing costs	12.0	35.4	57.3	88.3	112.8
Facilities	4.4	12.9	17.3	29.5	33.4
Other	3.6	10.7	15.0	25.0	29.6
Total selling, general and administrative expenses	£56.4	£109.8	£146.6	£256.1	£294.7

SG&A for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £56.4 million and £109.8 million, respectively, compared to £146.6 million in the Predecessor period for the three months ended June 30, 2012. SG&A as a percentage of total revenue was 21.8%, 14.3% and 14.3%, respectively, for the Successor period from June 8 to June 30, 2013, the Predecessor period from April 1 to June 7, 2013 and the Predecessor period for the three months ended June 30, 2012, respectively. The increase in SG&A expenses of £19.6 million during the three months ended June 30, 2013 is primarily as a result of increased employee and outsourcing costs, specifically increased share-based compensation expense as a result of the modification of Predecessor Virgin Media awards in connection with the Mergers, partially offset by reductions in marketing costs compared to the three months ended June 30, 2012 as we invested heavily in television advertising in the prior year.
SG&A for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £56.4 million and £256.1 million, respectively, compared to £294.7 million in the Predecessor period for the six months ended June 30, 2012. SG&A as a percentage of total revenue was 21.8%, 14.1% and 14.5%, respectively, for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012. The increase in SG&A expenses of £17.8 million during the six months ended June 30, 2013 is primarily a result of increased employee and outsourcing costs, specifically increased share-based compensation expense as a result of the modification of Predecessor Virgin Media awards in connection with the Mergers, partially offset by reductions in marketing costs compared to the six months ended June 30, 2012 as we invested heavily in television advertising in the prior year.
Restructuring and Other Operating Items
Restructuring and other operating items of £44.0 million and £51.2 million in the Predecessor period from April 1 to June 7, 2013, and the Predecessor period from January 1 to June 7, 2013, respectively, were primarily direct transaction costs associated with the Mergers. The expense in the Successor period from June 8 to June 30, 2013 primarily related to employee termination expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £92.7 million and £183.5 million, respectively, compared to £246.3 million for the Predecessor period for the three months ended June 30, 2012. The increase in depreciation and amortization expense was primarily a result of the step-up in property and equipment and intangible assets arising from the application of push-down accounting, increasing depreciation and amortization expenses by £30.0 million. We expect additional depreciation and amortization expense of approximately £250 million for the remainder of 2013 as a result of the step-up in property and equipment and intangible assets.
Depreciation and amortization expense for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £92.7 million and £432.8 million, respectively, compared to £487.3 million for the Predecessor period for the six months ended June 30, 2012. The increase in depreciation and amortization expense was primarily a result of the step-up in property and equipment and intangible assets arising from the application of push-down accounting, increasing depreciation and amortization expenses by £30.0 million.
OTHER INCOME AND EXPENSES
Interest Expense
Interest expense for the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 was £32.1 million and £67.1 million, respectively, compared to £98.6 million for the Predecessor period for the three months ended June 30, 2012. Interest expense has remained broadly consistent as a result of a lower weighted average interest rate in the Predecessor period from April 1 to June 7, 2013, offset by increased levels of debt in the Successor period from June 8 to June 30, 2013.
Interest expense to group companies for the Successor period from June 8 to June 30, 2013 was £3.6 million.
We paid cash interest in the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013 of £72.4 million and £102.9 million, respectively, compared to £114.5 million in the Predecessor period for the three months ended June 30, 2012.
Interest expense for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £32.1 million and £156.7 million, respectively, compared to £204.2 million for the Predecessor period for the six months ended June 30, 2012. The decrease of £15.4 million is as a result of a lower weighted average interest rate in the Predecessor period from January 1 to June 7, 2013, partially offset by increased levels of debt in the Successor period from June 8 to June 30, 2013.
We paid cash interest in the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 of £72.4 million and £102.9 million, respectively, compared to £207.2 million in the Predecessor period for the six months ended June 30, 2012.

We expect additional interest expense for the remainder of 2013 as a result of our increased level of debt.

Gain/(Loss) on Debt Modification and Extinguishment, Net

The loss on debt modification and extinguishment of debt of £58.6 million for the six months ended June 30, 2012 related to the redemption of $500 million of our 9.50% U.S. dollar-denominated senior notes due 2016.

Realized and Unrealized Gains/(Losses) on Derivative Instruments, Net
The gain of £120.2 million in the Successor period from June 8 to June 30, 2013 was primarily driven by a gain on the embedded derivative related to the equity component of our Convertible Notes as a result of movements in the price of Liberty Global's ordinary shares and a gain on cross-currency interest rate swaps due to the strengthening of the U.S. dollar relative to the pound sterling.
The loss on derivative instruments of £51.8 million in the Predecessor period from April 1 to June 7, 2013 was primarily driven by a loss on the conversion hedges driven by a decrease in the price of the Predecessor's common stock.
The loss on derivative instruments of £20.6 million in the Predecessor period for the three months ended June 30, 2012 was primarily driven by a loss on the conversion hedges caused by a decrease in the price of the Predecessor's common stock.
The gain on derivative instruments of £51.8 million in the Predecessor period from January 1 to June 7, 2013,was primarily driven by a gain on our conversion hedges, which was caused by an overall increase in the price of the Predecessor's common stock since December 31, 2012.
The gain on derivative instruments of £23.9 million in the Predecessor period for the six months ended June 30, 2012, was primarily driven by a gain on our conversion hedges, which was caused by an increase in the price of the Predecessor's common stock since December 31, 2011.

Foreign Currency Transaction Gains/(Losses), Net
The foreign currency transaction loss of £23.2 million in the Successor period from June 8 to June 30, 2013 was primarily due to realized losses on transactions denominated in foreign currencies as a result of the pound sterling weakening against the U.S. dollar.
The foreign currency transaction losses of £23.2 million and £2.1 million in the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013, respectively, were primarily due to realized losses on transactions denominated in foreign currencies as a result of the pound sterling weakening against the U.S. dollar.
In the Predecessor period for the three months ended June 30, 2012 and the Predecessor period for the six months ended June 30, 2012, the foreign currency transaction losses of £1.4 million and £5.8 million, respectively, were primarily due to foreign exchange movements between the issuance of our $500 million U.S. dollar-denominated senior notes due 2022 on March 13, 2012 and the redemption of $500 million of our 9.50% U.S. dollar-denominated senior notes due 2016 on March 28, 2012.
Interest Income and Other, Net

The principal balance of interest income and other, net, for all periods presented was primarily in respect of interest income earned on our cash and cash equivalents.

Income Tax Expense
Income tax expense for the Successor period from June 8 to June 30, 2013 and income tax benefit for the Predecessor period from April 1 to June 7, 2013 were £6.5 million and £4.6 million, respectively, compared to £0.3 million income tax expense for the Predecessor period for the three months ended June 30, 2012.
Our net income tax expense for the Successor period from June 8 to June 30, 2013 at the U.S. federal statutory tax rate of 35% would have been £16.2 million higher than our actual net income tax expense for the period. Our lower actual net income tax expense arises principally from the applicable U.K. statutory corporation tax rate of 23% reducing income tax expense by £7.8 million and permanent differences reducing net income tax expense by £8.6 million, offset by other differences increasing net income tax expense by £0.2 million.
Our net income tax benefit for the Predecessor period from April 1 to June 7, 2013 at the U.S. federal statutory tax rate of 35% would have been £10.7 million higher than our actual net income tax benefit for the period. Our lower actual net income tax benefit arises principally from the applicable U.K. statutory corporation tax rate of 23% increasing income tax benefit by £10.1million, offset by permanent differences reducing net income tax benefit by £20.4 million and other differences reducing net income tax benefit by £0.4 million.
Income tax expense for the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013 was £6.5 million and £18.1 million, respectively, compared to £0.4 million for the Predecessor period for the six months ended June 30, 2012.
On December 31, 2012, we reversed £2.5 billion of valuation allowances on certain of our U.K. deferred tax assets and £0.1 billion of valuation allowances on the U.S. deferred tax assets in our dual resident companies. The basis of these reversals is explained in note 11 to our audited consolidated financial statements included in the Predecessor's 2012 Annual Report.
As a result of our application of the acquisition method of accounting for the Mergers, we recognized £1.1 billion of deferred tax liabilities relating to differences between accounting and tax bases of assets acquired and liabilities assumed by Liberty Global that have been pushed down to the Successor's financial statements.
The deferred tax assets and liabilities presented at June 30, 2013 reflect the current U.K. corporate income tax rate of 23%. During the Successor period from June 8 to June 30, 2013 and the Predecessor period from April 1 to June 7, 2013, it was announced that the U.K. corporate income tax rate will fall to 21% from April 2014 and 20% from April 2015. This change was enacted in July 2013; therefore, the impact will be reflected in the financial statements for the three months ended September 30, 2013.
Dividends
In the Predecessor periods we paid a dividend of $0.04 per share per quarter. No dividends have been paid in the Successor periods. Further details of cash dividends are set out in the Liquidity and Capital Resources section of this MD&A.

LIQUIDITY AND CAPITAL RESOURCES
SOURCES AND USES OF CASH
Monthly receipts from customers in our Consumer segment, together with receipts from our Business customers, continue to be our principal sources of cash. We have significant cash requirements for operating costs, capital expenditures and interest expense. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. We believe that we will be able to meet our current and medium-term liquidity and capital requirements, including fixed charges, through cash on hand, cash from operations, available borrowings under our revolving credit facility, and our ability to obtain future external financing.
From time to time, we may also require cash in connection with (i) the repayment of outstanding debt (including the purchase or exchange of outstanding debt securities in the open market or privately-negotiated transactions, (ii) the funding of loans or distributions to Liberty Global, (iii) the satisfaction of contingent liabilities, (iv) acquisitions or (v) other investment opportunities.
Our consolidated cash and cash equivalents at June 30, 2013, totaled £273.8 million.

CAPITALIZATION
The Mergers and related refinancing transactions were funded with a combination of (i) the proceeds from issuance of new debt being the April 2021 Senior Secured Notes and 2023 Senior Notes, (ii) borrowings under the Senior Credit Facility (as defined as described in note 6 to the condensed consolidated financial statements) and (iii) Liberty Global's and our existing liquidity. For further detail with respect to outstanding long-term debt obligations, see notes 2 and 6 to the condensed consolidated financial statements.
As part of the purchase price allocation discussed in note 2, the Predecessor long-term debt instruments were revalued to fair value on June 7, 2013. The estimated fair values of debt instruments are disclosed in note 6. The excess of fair value over principal amount of each instrument will be amortized as a reduction of interest expense over the contractual life of the associated debt instrument.
The Senior Credit Facility requires the Virgin Media borrower group to maintain a senior net debt leverage ratio, tested as of the end of each six-month period covering the last two quarterly accounting periods, of no more than 4.25x to 1.00; and a total net debt leverage ratio, tested as of the end of each six-month period covering the last two quarterly accounting periods, of no more than 5.50x to 1.00. Based on the results for the quarter ended June 30, 2013 and subject to the completion of our second quarter bank reporting requirements, our senior net debt leverage ratio was 3.96x and our total net debt leverage ratio was 4.72x.
Cross-currency interest rate swaps and foreign currency forward rate contracts have been entered into to manage interest rate and foreign exchange rate currency exposures with respect to U.S. dollar denominated debt obligations. Additionally, interest rate swaps have been entered into to manage interest rate exposures resulting from variable and fixed rates of interest due on U.K. pounds sterling denominated debt obligations. U.S. dollar forward rate contracts have also been entered into to manage foreign exchange rate currency exposures related to certain committed and forecasted purchases. For further detail with respect to outstanding derivative instruments, see note 3 to the condensed consolidated financial statements
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in our credit agreements and indentures is dependent primarily on our ability to maintain or increase the operating cash flow levels and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in our debt instruments.
At June 30, 2013, our outstanding consolidated third-party debt and capital lease obligations aggregated £8,870.2 million, including £192.7 million that is classified as current in our condensed consolidated balance sheet and £8,411.0 million that is due in 2018 or thereafter.
We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.
For additional information concerning our debt and capital lease obligations, see note 6 to our condensed consolidated financial statements.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
Summary
The condensed consolidated cash flow statements for the Successor period from June 8 to June 30, 2013, the Predecessor period from January 1 to June 7, 2013 and the Predecessor period for the six months ended June 30, 2012 are as follows (in millions):

	Successor	Predecessor
	Period from June 8 to June 30, 2013	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Net cash provided (used) by operating activities	£(50.0)	£588.1	£495.7
Net cash used by investing activities	(2,328.9)	(309.3)	(370.0)
Net cash provided (used) by financing activities	2,208.6	(38.9)	(228.3)
Effect of exchange rate changes on cash	(3.0)	0.9	(6.9)
Net increase (decrease) in cash and cash equivalents	£(173.3)	£240.8	£(109.5)
Operating Activities
During the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013, net cash used by operating activities was £50.0 million and net cash provided by operating activities was £588.1 million, respectively, a net increase of 8.6%, compared to £495.7 million in the Predecessor period for the six months ended June 30, 2012. This increase arose principally from improved operating results, increasing operating income and a decrease in cash interest payments as a result of lower average interest rates, partially offset by an adverse movement in operating assets and liabilities.
During the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013, we paid cash interest of £72.4 million and £102.9 million, respectively, on our borrowings, which was 15.4% lower than the £207.2 million of interest paid in the Predecessor period for the six months ended June 30, 2012. This decrease is primarily as a result of lower weighted average interest rates on our Senior Notes and our Senior Credit Facility in the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
We expect additional cash interest payments for the remainder of 2013 as a result of our increased level of debt.
Investing Activities
During the Successor period from June 8 to June 30, 2013 and the Predecessor period from January 1 to June 7, 2013, cash used in investing activities was £2,328.9 million and £309.3 million, respectively, compared to £370.0 million in the Predecessor period for the six months ended June 30, 2012. This increase was principally driven by the issuance of an intercompany loan of £2,290.6 million to a subsidiary of Liberty Global.

Financing Activities
During the Successor period from June 8 to June 30, 2013, cash provided by financing activities totaled £2,208.6 million and during the Predecessor period from January 1 to June 7, 2013, cash used in financing activities totaled £38.9 million, compared to £228.3 million in the Predecessor period for the six months ended June 30, 2012.
During the Successor period from June 8 to June 30, 2013, cash transactions relating to the Mergers affected our cash flows from financing activities and were comprised of new borrowings, repayment of certain of the Predecessor's indebtedness, the receipt of cash previously held by a subsidiary of Liberty Global and released from escrow upon closing of the Mergers, capital contributions from a subsidiary of Liberty Global, and the repayment of certain intercompany loans.
In the Predecessor period from January 1 to June 7, 2013, cash used in financing activities primarily comprised £44.7 million of principal payments on capital leases.
In the Predecessor period for the six months ended June 30, 2012, we used the net proceeds of a new issuance of $500 million 5.25% U.S. dollar senior notes due 2022 to redeem $500 million of the principal amount of our $1,350 million 9.50% senior notes due 2016. We also used £157.3 million of cash to repurchase the Predecessor's common stock.
On February 5, 2013 and April 29, 2013 , we paid quarterly dividends of $0.04 per share of common stock, resulting in a total cash outflow of £7.1 million and £7.1 million, respectively.
Included within other financing activities of £231.5 million in the Predecessor period for the six months ended June 30, 2012 is £217.6m relating to repurchases of the Predecessor's common stock.

Cash dividends
During the year ended December 31, 2012 and the Predecessor period from January 1 to June 7, 2013, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2012:
February 17, 2012	$0.04	March 12, 2012	March 22, 2012	£7.0
May 23, 2012	$0.04	June 12, 2012	June 22, 2012	£7.1
August 21, 2012	$0.04	September 11, 2012	September 21, 2012	£6.6
November 16, 2012	$0.04	December 11, 2012	December 21, 2012	£6.6
Period from January 1, 2013 to June 7, 2013:
February 5, 2013	$0.04	March 12, 2013	March 22, 2013	£7.1
April 29, 2013	$0.04	May 9, 2013	May 20, 2013	£7.1
No dividends were paid during the Successor period from June 8 to June 30, 2013.
The terms of our and our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.
PREDECESSOR CAPITAL OPTIMIZATION PROGRAMS
Under the terms of the Merger Agreement, the Predecessor's capital returns program was suspended pending consummation of the Merger, and cancelled on consummation of the Merger.
Further details of the Predecessor's capital returns program are contained within the Predecessor's 2012 Annual Report, and in the Form 10-Q filed with the SEC on May 3, 2013.
OFF BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved with any material unconsolidated SPEs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Our contractual obligations and commercial commitments as of June 30, 2013 are as disclosed in notes 6 and 12 to the condensed consolidated financial statements.
PROJECTED CASH FLOWS ASSOCIATED WITH DERIVATIVE INSTRUMENTS
Our projected cash flows associated with derivative instruments are disclosed in Item 3.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and financing activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. As further described below, we have established policies, procedures and processes governing our management of market risks and the use of derivative instruments to manage our exposure to such risks.
Cash and Investments
We invest our cash in highly liquid instruments that meet high credit quality standards. From a pounds sterling perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than pounds sterling. At June 30, 2013, £56.9 million, or 20.8%, and £2.6 million, or 0.9%, of our consolidated cash balances were denominated in U.S. dollars and euros, respectively.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than our functional currency. Although we generally seek to match the denomination of our borrowings with our functional currency, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in our functional currency (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2013, substantially all of our debt was either directly or synthetically matched to our functional currency. For additional information concerning the terms of our derivative instruments, see note 3 to our condensed consolidated financial statements.
In addition, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our functional currency (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than our functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our functional currency, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. For additional information concerning our foreign currency forward contracts, see note 3 to our condensed consolidated financial statements.
The relationship between (i) the euro and the U.S. dollar and (ii) the pound sterling, which is our reporting currency, is shown below, per one pound sterling:

	Successor	Predecessor
Spot rates:	June 30, 2013	December 31, 2012
Euro	1.1676	1.2260
U.S. dollar	1.5184	1.6189

	Successor	Predecessor
Average rates:	Period from June 8 to June 30, 2013	Period from April 1 to June 7, 2013	Three months ended June 30, 2012	Period from January 1 to June 7, 2013	Six months ended June 30, 2012
Euro	1.1739	1.1764	1.2390	1.1758	1.2152
U.S. dollar	1.5515	1.5352	1.5831	1.5439	1.5774

Inflation and Foreign Investment Risk
We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity. The economic environment in the U.K. is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to inflation. We currently are unable to predict the extent that price levels might be impacted in future periods by the current state of the economies in the U.K.
Interest Rate Risks
We are exposed to changes in interest rates primarily as a result of our LIBOR-indexed debt.
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2013, we effectively paid a fixed interest rate on 96% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, and convert fixed rates to variable rates. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 3 to our condensed consolidated financial statements.
Weighted Average Variable Interest Rate
At June 30, 2013, our variable-rate indebtedness aggregated £2.8 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.8%, excluding the effects of interest rate derivative contracts, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by £13.9 million.
As discussed above and in note 3 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.
Counterparty Credit Risk
We are exposed to the risk that the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. Most of our cash currently is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of A by Standard & Poor’s or an equivalent rating by Moody’s Investor Service. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties.
At June 30, 2013, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of £611.6 million, (ii) cash and cash equivalent and restricted cash balances of £273.8 million and (iii) aggregate undrawn debt facilities of £660.0 million.

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. However, in an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set-off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set-off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.
The risks we would face in the event of a default by a counterparty to one of our derivative instruments might be eliminated or substantially mitigated if we were able to novate the relevant derivative contracts to a new counterparty following the default of our counterparty. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to effect such novations, no assurance can be given that we would obtain the necessary consents to do so or that we would be able to do so on terms or pricing that would be acceptable to us or that any such novation would not result in substantial costs to us. Furthermore, the underlying risks that are the subject of the relevant derivative contracts would no longer be effectively hedged due to the insolvency of our counterparty, unless and until we novate or replace the derivative contract.
While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity.
Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our revenue and cash flows.
Sensitivity Information
Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 3 and 4 to our condensed consolidated financial statements.
Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2013:
(i) an instantaneous increase (decrease) of 10% in the value of the pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of our cross-currency and interest rate derivative contracts by approximately £524 million; and
(ii) an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of our cross-currency and interest rate derivative contracts by approximately £45 million.

Projected Cash Flows Associated with Derivative Instruments
The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The pound sterling equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 3 to the condensed consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

Projected derivative cash payments (receipts), net:	Payments (receipts) due during:
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter	Total
	in millions
Interest-related(a)	£2.6	£14.2	£19.7	£1.5	£8.0	£6.4	£(44.6)	£7.8
Principal-related(b)	—	—	—	—	—	(42.9)	(132.9)	(175.8)
Other(c)	(131.1)	—	—	(84.9)	—	—	—	(216.0)
Total	£(128.5)	£14.2	£19.7	£(83.4)	£8.0	£(36.5)	£(177.5)	£(384.0)
(a) Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap contracts.
(b) Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap contracts.
(c) Includes the embedded derivative component of our 6.50% Convertible Senior Notes due November 2016 and amounts related to the Capped Call Option held as an economic hedge of those Convertible Notes. Subsequent to June 30, 2013, an additional $90.3 million principal amount of Convertible Notes was exchanged for 1.2 million class A ordinary shares of Liberty Global and 0.9 million class C ordinary shares of Liberty Global and $84.6 million (£56.8 million) of cash during the remainder of the Make-Whole Exchange Period. After giving effect to all exchanges completed during the Make-Whole Exchange Period, the remaining principal amount outstanding under the Convertible Notes was $54.8 million.

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

(b)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media separately filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, Liberty Global and certain subsidiaries of LGI, challenging the Merger Agreement. All three plaintiffs purport to sue on behalf of the public stockholders of Virgin Media and allege that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints allege that LGI, Liberty Global and certain subsidiaries of LGI aided and abetted the alleged breaches of fiduciary duty by Virgin Media's board of directors. The complaints seek, among other things, rescission and plaintiffs' attorneys' fees and costs. Certain of the plaintiffs also seek damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York. On May 23, 2013, the parties to the consolidated lawsuit entered into a binding term sheet (the "Term Sheet") to settle the consolidated cases, and on July 22, 2013, executed a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement").
Pursuant to the Term Sheet and the Settlement, LGI consented to certain modifications to the deal protection measures related to the Merger Agreement, including, among other items, a reduction in the termination fee payable by Virgin Media under certain circumstances described in the Merger Agreement, and Virgin Media and LGI agreed to certain amendments to the joint proxy statement/prospectus mailed to Virgin Media and LGI stockholders in connection with the Mergers. In addition, under the Settlement the plaintiffs in the actions will provide all of the defendants, their affiliates, and financial advisors with a customary release of all claims. On July 25, 2013, the Supreme Court of the State of New York preliminarily approved the Settlement, subject to final approval of the court at a hearing scheduled for October 3, 2013. Stockholders of Virgin Media can elect out of the Settlement.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this quarterly report on Form 10-Q and our other filings with the SEC including, without limitation, the information contained in Section 1A - Risk Factors of the Predecessor's 2012 Annual Report on Form 10-K/A, you should consider the following risk factor in evaluating our results of operations, financial condition, business and operations.
Although we describe below and elsewhere in this Quarterly Report on Form 10-Q and in our filings with the SEC, the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the events described below or in Section 1A - Risk Factors of the Predecessor's 2012 Annual Report on Form 10-K/A, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes will be subject to limitation as a result of the Mergers with Liberty Global
In general, under Section 382 of the Code a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income for U.S. federal income tax purposes. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
As of June 30, 2013, Virgin Media Inc. had approximately £497.4 million and its dual resident subsidiaries (i.e., its subsidiaries that are resident of both the U.S. and the U.K. for income tax purposes) has approximately £548.1 million, respectively, of NOLs, which will expire between 2019 and 2033.
The Mergers resulted in an ownership change of Virgin Media Inc. and its dual resident subsidiaries under Section 382 of the Code. This ownership change could limit our ability to utilize these pre-change NOLs. Upon an ownership change, Section 382 of the Code imposes an annual limitation on the amount of NOLs that may be used to offset future taxable income for U.S. federal income tax purposes. The amount of the annual limitation generally is equal to the aggregate value of the Predecessor's common stock (or, in the case of dual resident subsidiaries, the aggregate value of their common stock) that was outstanding immediately prior to the Mergers, multiplied by the adjusted federal tax-exempt rate, set by the IRS. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid by us and our dual resident subsidiaries earlier than they otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case, reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

EXHIBIT INDEX

Exhibit Number

2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Liberty Global plc (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC, Viper US MergerCo 2 LLC and Virgin Media Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2013).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global plc, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 7, 2013).

3.1
Amended and Restated Certificate of Incorporation of Virgin Media Inc., dated June 7, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 12, 2013).

3.2
Amended and Restated By-Laws of Virgin Media Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 12, 2013).

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

4.1
Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media Inc.) and The Bank of New York Mellon, as Trustee in connection with the U.S. dollar denominated 6.50% convertible senior notes due 2016 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.2
Sixth Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee and paying agent in connection with the U.S. dollar denominated 6.50% senior secured notes due 2018 and sterling denominated 7.00% senior secured notes due 2018 (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.3
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee and paying agent in connection with the U.S. dollar denominated 5.25% senior secured notes due 2021 and sterling denominated 5.50% senior secured notes due (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.4
Third Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media and The Bank of New York Mellon, as trustee and paying agent in connection with the U.S. dollar denominated 8.375% Senior Notes due 2019 and sterling denominated 8.875% Senior Notes due 2019 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 12, 2013).

4.5
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee and paying agent in connection with the U.S. dollar denominated 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 12, 2013).

4.6
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media Inc. and The Bank of New York Mellon, as trustee and paying agent in connection with the U.S. dollar denominated 4.875% senior notes due 2022 and sterling denominated 5.125% senior notes due 2022 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 12, 2013).

4.7
Accession Agreement, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee and paying agent (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.8
Indenture, dated as of February 22, 2013, among Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee in connection with the U.S. dollar denominated 5.375% Senior Secured Notes due 2021 and sterling denominated 6.0% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.9
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee and paying agent trustee in connection with the U.S. dollar denominated 5.375% Senior Secured Notes due 2021 and sterling denominated 6.0% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.10
Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee and paying agent (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.11
Indenture, dated as of February 22, 2013, among Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agent and Newco security trustee in connection with the U.S. dollar denominated 6.375% Senior Notes due 2023 and sterling denominated 7.0% Senior Notes due 2023 (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.12
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Finance PLC and The Bank of New York Mellon, as trustee and paying agent trustee in connection with the U.S. dollar denominated 6.375% Senior Notes due 2023 and sterling denominated 7.0% Senior Notes due 2023 (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

4.13
Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.19 to the Current Report on Form 8-K of Liberty Global plc filed June 12, 2013 (File No. 001-35961)).

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

VIRGIN MEDIA INC.

Date: August 8, 2013	By:	/s/ Thomas Mockridge Thomas Mockridge Chief Executive Officer

Date: August 8, 2013	By:	/s/ Robert Dunn Robert Dunn Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Date: August 8, 2013	By:	/s/ Thomas Mockridge Thomas Mockridge Director

Date: August 8, 2013	By:	/s/ Robert Dunn Robert Dunn Director

VIRGIN MEDIA INVESTMENTS LIMITED

Date: August 8, 2013	By:	/s/ Thomas Mockridge Thomas Mockridge Director

Date: August 8, 2013	By:	/s/ Robert Dunn Robert Dunn Director